Form 10-K
period 1993-12-31
ENGELHARD CORP
filed 1994-03-28
CIK 352947

1993
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
     X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
   -----            OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1993
                                      OR
   -----       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to
                         Commission file number 1-8142

                             ENGELHARD CORPORATION
            (Exact name of registrant as specified in its charter)

                  DELAWARE                         22-1586002
(State or other jurisdiction of incorporation or organization)      (I.R.S.
Employer Identification No.)

101 WOOD AVENUE, ISELIN, NJ                        08830
(Address of principal executive offices)        (Zip code)
Registrant's telephone number, including area code    (908) 205-5000

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
      Title of each class                                 which registered
Common Stock, par value $1 per share                   New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X  .    No     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    X

Number of shares of common stock outstanding as of March 1, 1994 - 95,952,842 Aggregate market value of common stock held by non-affiliates as of March 1, 1994 - $1,796,447,510

                      DOCUMENTS INCORPORATED BY REFERENCE
                       (To The Extent Indicated Herein)

Parts I, II and IV incorporate certain information by reference to the 1993 Annual Report to Shareholders for the fiscal year ended December 31, 1993.

Part III incorporates certain information by reference to the Proxy Statement for the 1994 Annual Meeting of Shareholders.
                                      -1-
                               Table of Contents
                                                              Page
                                                    -------------------------
                                                     1993     1993
                                                     Form    Annual   Proxy
Item                                                 10-K    Report Statement
                                                    ------- ------- ---------
                                    Part I
1.  Business
    (a)   General development of business              3       -        -
    (b)   Industry segment and geographic area data  3 - 8  37 - 38     -
    (c)   Description of business                    3 - 8     -        -

2.  Properties                                       8 - 9     -        -

3.  Legal Proceedings                                  9       -        -

4.  Submission of Matters to a Vote of                10       -        -
    Security Holders

                                    Part II

5.  Market for Registrant's                           10      19        -
    Common Equity and Related
    Stockholder Matters

6.  Selected Financial Data                           10      18        -

7.  Management's Discussion and                       10   20 - 24      -
    Analysis of Financial Condition
    and Results of Operations

8.  Financial Statements and
    Supplementary Data
    (a)   Financial Statements                        10   25 - 41     -
    (b)   Selected Quarterly Financial Data           10     19        -

9.  Changes in and Disagreements with                 10      -        -
    Accountants on Accounting and Financial
    Disclosure

                                   Part III

10. Directors and Executive Officers of            11 - 12    -      3 - 5
    the Registrant

11. Executive Compensation                           12       -     10 - 20

12. Security Ownership of Certain                    12       -     2-3, 6
    Beneficial Owners and Management

13. Certain Relationships and Related                12       - 2-3, 4-5, 6, 9
    Transactions

                                    Part IV
14.  Exhibits, Financial Statement                12 - 17     -        -
     Schedules, and Reports on Form 8-K


                                      -2-
                                    PART I

Item 1.   Business
    Engelhard Corporation and its Subsidiaries (collectively referred to as the Company) are the successors to the businesses previously operated by Engelhard Minerals & Chemicals Corporation (EMC) through its Engelhard Industries and Minerals & Chemicals Divisions. In 1981, the Company's Common Stock was distributed, as a spin-off, to the shareholders of EMC, and the Company became a separate, publicly-held corporation. The Company's principal executive offices are located at 101 Wood Avenue, Iselin, New Jersey, 08830 (telephone number (908) 205-5000).

    The Company develops, manufactures and markets technology-based specialty chemical products and engineered materials for a wide spectrum of industrial customers and provides services to precious metals customers.

    The Company recently announced a plan to realign and consolidate businesses, concentrate resources and better position itself to achieve its strategic growth objectives. See Note 2 "Special charge" to the Consolidated Financial Statements on page 30 of the 1993 Annual Report to Shareholders. This plan resulted in a special charge of $148.0 million ($91.8 million after tax or $.95 per share) which covered a $118.0 million pretax restructure provision for asset writedowns related to product lines or sites being exited together with provisions for facility shutdown, rundown and relocation and for employee reassignment, severance and related benefits and a $30.0 million pretax environmental reserve for sites directly affected by this plan and for the most recent assessment of continuing environmental developments.

    The plan provides for the closure, relocation or consolidation of five facilities in the U.S. and two sites in Europe currently operated by the Chemical Catalysts and Engineerd Materials Groups. These actions are being taken to ensure that certain product lines stay competitive despite changing market conditions. Further, the plan covers one Specialty Minerals and Colors facility in the U.S. which will be rationalized or idled. The Company expects that these restructuring activities will impact approximately 600 employees. The plan also provides for assets of the Petroleum Catalysts, Paper Pigments and Chemicals and Specialty Minerals and Colors Groups which will become obsolete as a result of the development of new production processes and the reconfiguration of existing production processes or because certain product lines have become uneconomic. A special team has been designated by the Management Committee of the Company to implement the changes and programs contemplated by this plan within the year 1994.

    The Company employed approximately 5,750 people as of January 1, 1994 and operates on a worldwide basis with corporate and operating headquarters and principal manufacturing facilities and mineral reserves in the United States with other operations conducted in the European Community, the Russian Federation and the Pacific Rim.

    The Company's businesses are organized into three segments -Catalysts and Chemicals, Pigments and Additives, and Engineered Materials and Precious Metals Management.

    Information concerning the Company's net sales, operating earnings and identifiable assets by industry segment and by geographic area; inter-area transfers by geographic area; and export sales is included in Note 13 "Industry segment and geographic area data" to the Consolidated Financial Statements on pages 37 and 38 of the 1993 Annual Report to Shareholders and is incorporated herein by reference.
                                      -3-
Catalysts and Chemicals
    The Catalysts and Chemicals segment is comprised of three principal product groups: the Environmental Catalysts Group, serving the automotive, off-road vehicle, aircraft, industrial power generation and process industries; the Petroleum Catalysts Group, serving the petroleum refining industries; and the Chemical Catalysts Group, serving the chemical, petrochemical, pharmaceutical and food processing industries.

    Environmental catalysts are used in applications such as the abatement of carbon monoxide, oxides of nitrogen and hydrocarbons from gasoline, diesel and alternate fueled vehicle exhaust gases to meet emission control standards. These catalysts are also used for the removal of odors, fumes and pollutants generated by a variety of process industries including but not limited to the painting of automobiles, appliances and other equipment; printing processes; the manufacture of nitric acid and tires, in the curing of polymers; and power generation sources.

    The Company also participates in the manufacture and supply of automobile exhaust emissions control catalysts through affiliates serving the Pacific
Rim: N.E. Chemcat Corporation (Japan) - 38.8 percent owned; and Hankuk-Engelhard (South Korea) - 49 percent owned, both of which also produce other catalysts and products. In the third quarter of 1992, the Company and Salem Industries, Inc., formed Salem Engelhard, a jointly owned partnership to produce and market products and services to abate, by catalytic and non-catalytic methods, emissions of volatile organic chemicals and other pollutants generated by a variety of process industries.

    The petroleum refining catalyst products consist of a variety of catalysts and processes used in the petroleum refining industry. The principal products are zeolitic fluid cracking catalysts which are widely used to provide economies in petroleum processing. The Company offers commercially a full line of fluid cracking catalyst based on patented technology including the DYNAMICS (registered trademark) line which can be used to control selectivity and cracking activity virtually independently of one another. This characteristic permits custom catalysts formulation for essentially all users.

    The Company manufactures petroleum catalysts used for catalytic reforming and isomerization of hydrocarbons to produce higher octane gasoline, for isomerization of xylenes to produce paraxylene and orthoxylene and for selective hydrogenation of alkylation feed stocks. The Company also manufactures hydrotreating catalysts which are used in viscosity improvement and aromatics saturation of lube oil feedstocks and for the removal of contaminant sulfur, nitrogen and metals. These reforming, isomerization and hydrotreating catalysts are marketed in North America and the Caribbean by Acreon Catalysts, a jointly owned partnership formed by the Company and Procatalyse. Process technologies developed by the Company are also offered for license to the petroleum industry.

    In March 1994, the Company completed its purchase of the assets of the sorbents and moving bed catalysts businesses of Solvay Catalysts, GmbH, in Nienburg Germany. This acquisition expands the Company's moving bed catalysts business and provides complementary product lines serving adsorbents applications.

    The chemical catalysts products consist of catalysts and sorbents used in the production of a variety of products or intermediates, including synthetic fibers, fragrances, antibiotics, vitamins, polymers, plastics, detergents, fuels and lube oils, solvents, oleochemicals and edible products. These catalysts are generally used in both batch and continuous operations requiring
                                      -4-
special catalysts for each application. Chemical catalysts utilize the Company's proprietary technology and many times are developed in close cooperation with specific customers. Sorbents are used to purify and decolorize naturally occurring fats and oils for manufacture into shortenings, margarines and cooking oils.

    In early 1994, the Company and ICC Technologies, Inc.  formed
Engelhard/ICC, a jointly owned partnership, to develop and commercialize air conditioning and air-treatment systems based on a proprietary new desiccant developed by Engelhard. The partnership will market these systems worldwide.

    The products of the Catalysts and Chemicals segment compete in the marketplace on the basis of product performance, technical service and price. No single competitor is dominant in the markets in which the Company operates.

    The manufacturing operations of the Catalysts and Chemicals segment are carried out in seven states in the United States. Wholly-owned foreign facilities are located in Italy, The Netherlands, Germany and the United Kingdom with equity investments located in the U.S., Japan and South Korea. The products are sold principally through the Company's sales organizations or its equity investments, supplemented by independent distributors and representatives.

    The principal raw materials used by the Catalysts and Chemicals segment include precious metals, procured by the Engineered Materials and Precious Metals Management Segment; kaolin, supplied by the Pigments and Additives Segment; and a variety of minerals and chemicals which are generally readily available.

    As of January 1, 1994 the Catalysts and Chemicals segment had approximately 1,860 employees worldwide, many of whom are hourly employees covered by collective bargaining agreements. Employee relations have generally been good.

Pigments and Additives

    The Pigments and Additives segment is comprised of two principal product groups: the Paper Pigments and Chemicals Group, serving the paper industry and the Specialty Minerals and Colors Group, serving the plastics, coatings, paint and allied industries.

    Paper pigments and chemicals products consist primarily of coating and extender pigments. The coating pigments provide whiteness, opacity and improved printing properties for high-quality paper and paperboard. Other products are used as extenders and/or combined with fibers during the manufacture of paper or paperboard. Products for the paper market include Ultra White 90 (registered trademark) pigment, a high-brightness material for high-quality paper coating; Ansilex (registered trademark) pigments that provide the desired opacity, brightness, gloss and printability in paper products; Nuclay (registered trademark) specialized coating pigment for lightweight publication papers; EXSILON (trademark) structured pigment that improves the printability of lightweight coated paper and carbonless forms; and Spectrafil (trademark) pigments for the newsprint and groundwood specialties markets.

    Specialty minerals and colors kaolin based products are used as pigments and extenders for a variety of purposes in the manufacture of plastic, rubber, ink, ceramic, adhesive products and in paint. Principal products include Satintone (registered trademark) products, ASP (registered trademark) pigments
                                      -5-
and Translink (registered trademark) surface modified reinforcements. Other specialty minerals and colors products which serve essentially the same end markets as the Company's kaolin-based pigments and extenders comprise a variety of organic and inorganic color pigments. The Group also produces gellants and sorbents for a wide range of applications.

    The products of the Pigments and Additives segment compete with similar products as well as products made from other materials on the basis of product performance and price. No single competitor is dominant in the markets in which the Company operates.

    Pigments and Additives operations are carried out in four states in the United States and in Finland. The products are sold principally through the Company's sales organization supplemented by independent distributors and representatives.

    The principal raw materials used by the Pigments and Additives segment include kaolin and attapulgite from mineral reserves owned or leased by the Company and a variety of minerals and chemicals which are generally readily available.

    As of January 1, 1994 the Pigments and Additives segment had approximately 1,840 employees worldwide, many of whom are hourly employees covered by collective bargaining agreements. Employee relations have generally been good.

Engineered Materials and Precious Metals Management

    The Engineered Materials and Precious Metals Management segment includes the Engineered Materials Group, serving a broad spectrum of industries and the Precious Metals Management Group, which is responsible for precious metals sourcing and dealing and for managing the precious metals requirements of the Company and its customers.

    The products of the Engineered Materials Group consist primarily of metal-based materials such as temperature-sensing devices, crucibles, bushings, gauze, precious metals coating and electroplating materials, conductive pastes and powders, brazing alloys and precious metal wire, sheet, and tubing. These products are used in the manufacture of automotive components, industrial devices, glass and glass fiber, ceramics, chemicals, instruments, control devices, fine jewelry, dental and medical supplies, hardware, furniture and air conditioners. The Group also provides refining services to internal and external customers.

    The products of the Engineered Materials Group compete with similar products as well as products made from other materials on the basis of product performance, technical service and price. No single competitor is dominant in the markets in which the Company operates.

    Engineered Materials manufacturing and refining operations are carried out in four states in the United States and in facilities located in the United Kingdom, France and Italy. The products are sold principally through the Company's sales organization, supplemented by independent distributors and representatives.

    The principal raw materials used by these operations are precious metals including those of the platinum group (platinum, palladium, rhodium, iridium and ruthenium), silver and gold, all of which are generally available.

                                      -6-
    In January, 1993 the Company sold its 40 percent interest in M&T Harshaw, an affiliate through which the Company had participated in the base metal plating industry. In the fourth quarter of 1992, the Company formed Heraeus Engelhard Electrochemistry Corp., a venture with Heraeus Inc. The venture, 46 percent owned, markets electrochemical products in the Western Hemisphere.

    The Precious Metals Management Group is responsible for procuring precious metals requirements of the Company's operations and its customers. Supplies of newly mined platinum group metals are obtained primarily from South Africa and the Russian Federation and to a lesser extent from the United States and Canada, which four regions are the only known significant sources. Most of these platinum group metals are obtained pursuant to a number of contractual arrangements with different durations and terms. Management believes that available supplies of such metals will be adequate to meet the needs of the Company for the foreseeable future. Gold and silver are purchased from various sources. In addition, in the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms.

    The Precious Metals Management Group also engages in precious metal dealing operations with industrial consumers, dealers, central banks, miners and refiners. The group does not routinely speculate in the precious metals market. Offices are located in the United States, the United Kingdom, Switzerland, Japan and the Russian Federation.

    As of January 1, 1994 the Engineered Materials and Precious Metals Management segment had approximately 1,470 employees throughout the world, many of whom are hourly employees covered by collective bargaining agreements. Employee relations have generally been good.

Major Customer

    Approximately 12 percent and 10 percent of the Company's net sales for the years ended December 31, 1992 and 1991, respectively, were generated from a customer of both the Catalysts and Chemicals and Engineered Materials and Precious Metals Management segments. Sales to this customer included both fabricated products and precious metal and were therefore significantly influenced by fluctuations in precious metal prices as well as the quantity of metal purchased. In such cases, the market price fluctuations and quantities purchased can result in material variations in sales reported but do not usually have a direct or substantive effect on earnings.

Research and Patents

    The Company currently employs approximately 300 scientists, technicians and auxiliary personnel engaged in research and development in the field of chemistry and metallurgy. These activities are conducted in the United States and abroad. The Company spent approximately $45 million on research and development in each of the last three years.

    Research facilities include fully staffed instrument analysis laboratories, which the Company maintains in order to achieve the high level of precision necessary for its various businesses and to assist customers in understanding the performance of Engelhard products in their specific application.

    The Company owns or is licensed under numerous patents which have been secured over a period of years. It is the policy of the Company to apply for
                                     -7-
patents whenever it develops new products or processes considered to be commercially viable and, in appropriate circumstances, to seek licenses when such products or processes are developed by others. While the Company deems its various patents and licenses to be important to certain aspects of its operations, it does not consider any significant portion or its business as a whole to be materially dependent on patent protection.

Environmental Matters

    The Company devotes considerable attention to the requirements of environmental compliance. Management believes that compliance programs in effect at all major operations satisfactorily meet the requirements of local, state and federal environmental agencies. However, risks of increased costs and liabilities relating to environmental matters are inherent in certain Company operations, as they are with most other industrial companies. See
Note 15 "Environmental costs" in the Notes to the Consolidated Financial Statements on pages 39 and 40 of the 1993 Annual Report to Shareholders.

    The Company is preparing, has under review, or is implementing with the oversight of cognizant environmental agencies, studies and cleanup plans at several locations, including Salt Lake City, Utah and Plainville, Massachusetts. In addition, the Company is in the process of implementing a cleanup plan approved by the New Jersey Department of Environmental Protection and Energy for the Company's Newark, New Jersey site. In December 1993 in connection with obtaining its operating permit under the Utah Solid and Hazardous Waste Act, the Company entered into an agreement with the Utah Solid and Hazardous Waste Control Board to assess the environmental status of its Salt Lake facility. With respect to the Plainville site, in September 1993, the United States Environmental Protection Agency (EPA) and the Company entered into a Consent Order under which the Company will conduct stabilization measures and further study contamination at the site. This site is also included on the Nuclear Regulatory Commission's (NRC) "Existing Site Decommissioning Management Plan Sites" list and the NRC has approved the Company's proposed plans for additional investigation of the site and an interior cleanup of the plant.

    The Company is currently identified as a potentially responsible party
(PRP) at 16 sites by the EPA under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA) or by a state or local equivalent under analogous laws. Subject to outstanding state claims or the reopening of existing settlement agreements for extraordinary circumstances or natural resource damages, the Company has settled a number of other cleanup proceedings. In several additional instances, PRPs named by the EPA or its state equivalent have notified or sued the Company claiming that the Company should have been named a PRP and allocated a share of clean-up costs. The Company has also responded to information requests from the EPA at other CERCLA sites. The Company believes it is a de minimis contributor at most of the sites referenced above and that there is no legal or factual basis for the Company's alleged responsibility for any hazardous substances present at certain of these sites.

    While it is not possible at this time to predict with certainty the ultimate outcome of all of the matters discussed above, it is the opinion of management, after consultation with counsel and based on existing information, that the resolution of these lawsuits and other matters in the aggregate will not have a material adverse effect on the Company or its business.

Item 2.  Properties

                                      -8-
    The Company owns approximately 15 acres of land and three buildings with a combined area of approximately 168,000 square feet in Iselin, New Jersey. These buildings serve as the major research and development facilities for the Company's operations. The Company also owns a research facility in the Cleveland, Ohio area. In 1990, the Company entered into a 15 year lease for a 271,000 square foot building in Iselin, New Jersey, proximate to its owned facilities, which serves as the principal executive and administrative offices of the Company and its operating segments. This lease provides for three consecutive five-year-period extensions. The building is owned by a partnership in which the Company holds a significant interest.

    The Catalysts and Chemicals segment owns and operates a complex of plants in Georgia that manufactures petroleum cracking catalysts, and other domestic plants located in Union, New Jersey; Huntsville, Alabama; Seneca, South Carolina; Little Rock, Arkansas; Elyria, Ohio and Jackson, Mississippi. Foreign manufacturing operations are conducted at owned facilities in Italy, The Netherlands, Germany and the United Kingdom. In addition, the segment owns a mine in Mississippi and leases a mine in Arizona.

    The Pigments and Additives segment owns and operates five kaolin mines and five milling facilities in middle Georgia which serve an 85 mile network of pipelines to four processing plants. It also owns land containing kaolin clay and leases, on a long-term basis, kaolin mineral rights to additional acreage. The segment also owns and operates an attapulgite processing plant in Attapulgus, Georgia near the area containing its attapulgite reserves. Management believes that the Company's crude kaolin and attapulgite reserves will be sufficient to meet its needs for the foreseeable future. The segment also owns and operates color pigments manufacturing facilities in Louisville, Kentucky, Sylmar, California and Elyria, Ohio. Foreign operations are conducted at owned facilities in Finland. In addition, the segment owns mines in Florida.

    The Engineered Materials and Precious Metals Management segment owns and operates manufacturing facilities in Carteret and East Newark, New Jersey, Anaheim and Fremont, California, Lincoln Park, Michigan and Warwick, Rhode Island. Other manufacturing operations are conducted at owned facilities in the United Kingdom, France and Italy.

    The Company announced a plan to realign and consolidate businesses, concentrate resources and better position itself to achieve its strategic growth objectives. (See Item 1 "Business" above and Note 2 "Special charge" in the Notes to the Consolidated Financial Statements on page 30 of the 1993 Annual Report to Shareholders.) Management believes that the resulting configuration will be suitable and have sufficient capacity to meet its normal operating requirements for the foreseeable future.

Item 3.  Legal Proceedings

    The Company is a defendant in a number of lawsuits covering a wide range of matters. In some of these pending lawsuits, the remedies sought or damages claimed are substantial. The Company has also received a demand for indemnification from a distributor of the Company's talc products. The
Company is vigorously defending against these claims. See also "Environmental Matters" for a discussion about lawsuits and matters concerning environmental compliance. While it is not possible at this time to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, it is the opinion of management, after consultation with counsel and based on available information that the disposition of these matters should not have a material adverse effect on the Company or its business.
                                     -9-
         Submission of Matters to a Vote of
Item 4.  Security Holders

    Not applicable.
                                    PART II

         Market for Registrant's Common Equity
Item 5.  and Related Stockholder Matters

    Information concerning the Company's common stock market prices, dividends, principal markets on which the stock is traded and number of stockholders of record is included in the Common Stock Data on page 19 of the 1993 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.  Selected Financial Data

    Information concerning the Company's net sales, net earnings, net earnings per share, total assets, long-term debt and cash dividends paid per share for the years 1989 through 1993 is included in the Selected Financial Data on page 18 of the 1993 Annual Report to Shareholders and is incorporated herein by reference.

         Management's Discussion and Analysis
Item 7.  of Financial Condition and Results of Operations

    Management's Discussion and Analysis of Financial Condition and Results of Operations may be found on pages 20 through 24 of the 1993 Annual Report to Shareholders and is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

    The following financial statements and supplementary information, included in the 1993 Annual Report to Shareholders, is incorporated herein by reference:

                                                          1993 Annual Report
                                                          ------------------
    Report of Independent Public Accountants                      41

    Consolidated Statements of Earnings for each of the           25
     three years in the period ended December 31, 1993

    Consolidated Balance Sheets at December 31, 1993 and 1992     26

    Consolidated Statements of Cash Flows for each of the         27
     three years in the period ended December 31, 1993

    Consolidated Statements of Shareholders' Equity for each of   28
     the three years in the period ended December 31, 1993

    Notes to Consolidated Financial Statements                 29 - 40

    Selected Quarterly Financial Data                             19

Changes in and Disagreements with
Item 9.  Accountants on Accounting and Financial Disclosure

    Not applicable.
                                      -10-
                                 PART III

Item 10. Directors and Executive Officers of the Registrant

         (a)  Directors -

    Information concerning directors of the Company is included under the caption "Election of Directors" and "Information with Respect to Nominees and Directors Whose Terms Continue" on pages 3 through 5 of the Proxy Statement for the 1994 Annual Meeting of Shareholders and is incorporated herein by reference.

         (b)  Executive Officers -

ORIN R. SMITH *              Age 58.  President and Chief Executive Officer of
                             the Company from prior to 1989. Mr. Smith is also a director of Vulcan Materials Company, The
                             Summit Bancorporation, The Louisiana Land and
                             Exploration Company and New Jersey Manufacturers
                             Insurance Company.

L. DONALD LATORRE *          Age 56.  Senior Vice President and Chief
                             Operating Officer of the Company since June 1990.
                             Vice President of the Company and President of the Pigments and Additives Division prior thereto.

ROBERT L. GUYETT *           Age 57.  Senior Vice President and Chief
                             Financial Officer of the Company since September
                             1991.  Senior Vice President and Chief Financial
                             Officer of Fluor Corporation prior thereto.  Mr.
                             Guyett is also a director of Canonie
                             Environmental Services Corp. and Newport
                             Corporation.

MARTIN J. CONNOR, JR.        Age 61.  Controller of the Company from prior to
                             1989.

ARTHUR A. DORNBUSCH, II      Age 50.  Vice President, General Counsel and
                             Secretary of the Company from prior to 1989.

WILLIAM M. DUGLE             Age 51.  Vice President, Human Resources of the
                             Company from prior to 1989.

HARMON M. GARFINKEL          Age 60.  Vice President, Research and Development
                             of the Company from prior to 1989.

ROBERT J. SCHAFFHAUSER       Age 55.  Vice President, Corporate Development
                             since September 1989.  Vice President, Business
                             Development of Chemical Waste Management from prior to September 1989.

MICHAEL A. SPERDUTO          Age 36.  Treasurer of the Company since January
                             1993.  Vice President of Finance of the Precious
                             Metals Management Group from prior to 1989.


- ---------------------------------
* Also a director of the Company
                                      -11-

FRANCIS X. VITALE, JR.       Age 49.  Vice President, Investor Relations and
                             Corporate Communications of the Company from prior to 1989.

    Officers of the Company are elected at the meeting of the Board of Directors held in May of each year after the annual meeting of shareholders and serve until their successors shall be elected and qualified and shall serve as such at the pleasure of the Board.


Item 11. Executive Compensation

    Information concerning executive compensation is included under the caption "Executive Compensation and Other Information" on pages 10 through 20 of the Proxy Statement for the 1994 Annual Meeting of Shareholders and is incorporated herein by reference.


         Security Ownership of Certain
Item 12. Beneficial Owners and Management

    Information concerning security ownership of certain beneficial owners and management is included under the captions "Information as to Certain Shareholders" and "Share Ownership of Directors and Officers" on pages 2 through 3 and page 6, respectively, of the Proxy Statement for the 1994 Annual Meeting of Shareholders and is incorporated herein by reference.
Additionally, as of March 3, 1994, no Director or Officer of the Company beneficially owned as much as one percent of the Company's common stock (including exercisable options) and all Directors and Officers as a group own approximately two percent of the total outstanding shares (including exercisable options).


         Certain Relationships
Item 13. and Related Transactions

    Information concerning certain business relationships of nominees for director and directors and related transactions is included under the captions "Information as to Certain Shareholders", "Information with Respect to Nominees and Directors Whose Terms Continue", "Share Ownership of Directors and Officers" and "Compensation Committee Interlocks, Insider Participation and Certain Transactions" on pages 2 through 3, pages 4 through 5, page 6, and page 9, respectively, of the Proxy Statement for the 1994 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

         Exhibits, Financial Statement
Item 14. Schedules and Reports on Form 8-K

(a) Financial Statements and Schedules

    (1) Financial Statements - The Report of Independent Public Accountants and Financial Statements are incorporated herein by reference to the page numbers indicated in the 1993 Annual Report to Shareholders.



                                      -12-


                                                          1993 Annual Report
                                                         --------------------


    Report of Independent Public Accountants                        41

    Consolidated Statements of Earnings for each of the             25
     three years in the period ended December 31, 1993

    Consolidated Balance Sheets at December 31, 1993 and 1992       26

    Consolidated Statements of Cash Flows for each of the           27
     three years in the period ended December 31, 1993

    Consolidated Statements of Shareholders' Equity for each        28
     of the three years in the period ended December 31, 1993

    Notes to Consolidated Financial Statements                    29 - 40



    (2)  Financial Statement Schedules


                                                            1993 Form 10-K
                                                           ----------------

    Report of Independent Public Accountants on Financial          20
     Statement Schedules

    V   -  Property, Plant and Equipment                           21

    VI  -  Accumulated Depreciation, Depletion and                 22
           Amortization of Property, Plant and Equipment

    IX  -  Short-term Borrowings                                   23

    X   -  Supplementary Income Statement Information              24



    Consolidated financial statement schedules not filed herein have been omitted either because they are not applicable or the required information is shown in the Notes to Consolidated Financial Statements of the 1993 Annual Report to Shareholders.












                                      -13-
                                                                 Location:
                                                                -----------
(3)  Exhibits

  (3a)   Certificate of Incorporation of the Company                  *
         (incorporated by reference to Form 10, as amended on Form 8-K filed with the Securities and Exchange
         Commission on May 19, 1981).



  (3b)   By-laws of the Company as amended September 17, 1981         *
         (incorporated by reference to Form 10-Q for the quarter ended September 30, 1981).

  (3c)   Certificate of Amendment to the Restated Certificate         *
         of Incorporation of the Company (incorporated by reference to Form 10-K for the year ended
         December 31, 1987).

  (3d)   Article XVII of the Registrant's By-laws as amended          *
         on May 2, 1988 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 21, 1988).

  (3e)   Certificate of Amendment to the Restated Certificate         *
         of Incorporation of the Company (Incorporated by reference to Form 10-Q for the quarter ended
         March 31, 1993).

  (10)   Material Contracts.

         (a) Form of Agreement of Transfer entered into between       *
             Engelhard Minerals & Chemicals Corporation and the
             Company, dated May 18, 1981 (incorporated by reference to Form 10, as amended on Form 8 filed with the Securities and Exchange Commission on May 19, 1981).

         (b) Engelhard Corporation Non-Qualified Stock Option         *
             Plan of 1981 (incorporated by reference to the Proxy
             Statement for 1981 Annual Meeting of Shareholders of the Engelhard Minerals & Chemicals Corporation).


         (c) Amendment to the Engelhard Corporation Non-Qualified     *
             Stock Option Plan of 1981 adopted January 7, 1982
             (incorporated by reference to the Engelhard Corporation Annual Report, Form 10-K for the fiscal year ended
             December 31, 1981).

         (d) Supplementary Supply Agreement between Rustenburg        *
             Platinum Mines Limited and Engelhard Minerals &
             Chemicals Corporation, effective as of January
             1, 1972 (incorporated by reference to the Engelhard
             Minerals & Chemicals Corporation Annual Report, Form
             10-K for the fiscal year ended December 31, 1972).       **


                                      -14-
                                                                 Location:
                                                                ----------
         (e) Amendment to the Supplementary Supply Agreement          **
             between Rustenburg Platinum Mines Limited and
             Engelhard Minerals & Chemicals Corporation, effective as of January 1, 1972 dated April 1,
             1973 (incorporated by reference to the Engelhard
             Minerals & Chemicals Corporation Annual Report,
             Form 10-K for the fiscal year ended December 31, 1973).

         (f) Addendum to the Supplementary Supply Agreement between   **
             Rustenburg Platinum Mines Limited and Engelhard
             Minerals & Chemicals Corporation dated June 18 and July 5, 1974 (incorporated by reference to Form 10-K, as amended on Form 8 filed with the Securities and Exchange Commission on May 19, 1981).

         (g) Amendment dated December 14, 1977 as supplemented        **
             January 10, 1978 to the Main Supply Agreement and
             Supplementary Supply Agreement between Rustenburg
             Platinum Mines Limited and Engelhard Minerals &
             Chemicals Corporation (incorporated by reference to the Engelhard Minerals & Chemicals Corporation
             Annual Report, Form 10-K for the fiscal year ended
             December 31, 1977).

         (h) Amendment dated April 3, 1979 to the Supplemental        **
             Supply Agreement between Rustenburg Platinum Mines
             Limited and Engelhard Minerals & Chemicals Corporation (incorporated by reference to the Engelhard Minerals & Chemicals Corporation Annual Report, Form 10-K for the fiscal year ended December 31, 1979).

         (i) Main Supply Agreement between P.G.M.  (Brakspruit)       **
             (Proprietary) Limited and Engelhard Industries
             International Limited effective as of January 1, 1972 and supplementary letter with respect thereto
             (incorporated by reference to the Engelhard Minerals
             & Chemicals Corporation Annual Report, Form 10-K for the fiscal year ended December 31, 1972).

         (j) Agreement between Rustenburg Platinum Mines Limited      **
             and Engelhard Minerals & Chemicals Corporation, dated November 3, 1972 (incorporated by reference to the Engelhard Minerals & Chemicals Corporation Annual Report, Form 10-K for the fiscal year ended
             December 31, 1972).

         (k) Amendment to the Engelhard Corporation Stock Option       *
             Plan of 1981 adopted January 6, 1983 (incorporated by reference to the Engelhard Corporation Registration
             Statement on Form S-8 dated June 15, 1983).

                                                                 Location:
                                                                -----------

         (l) Form of agreement with elected officers with              *
             employment agreements in the event of an acquisition of a control interest in the Company (incorporated by reference to the Engelhard Corporation Annual Report, Form 10-K for the fiscal year ended December 31, 1983).

         (m) Form of agreement with elected officers without           *
             employment agreements in the event of an acquisition of a control interest in the Company (incorporated by reference to the Engelhard Corporation Annual
             Report, Form 10-K for the fiscal year ended December
             31, 1983).

         (n) Amendment to the Engelhard Corporation Non-qualified      *
             Stock Option Plan of 1981 adopted March 7, 1986
             (incorporated by reference to Engelhard Corporation
             Annual Report, Form 10-K for the fiscal year ended
             December 31, 1986).

         (o) Key Employees Stock Bonus Plan of Engelhard Corporation   *
             effective July 1, 1986 (incorporated by reference to the Engelhard Corporation Annual Report, Form 10-K for the fiscal year ended December 31, 1986).

         (p) Employee Agreement with Orin R. Smith, President and      *
             Chief Executive Officer of the Company, dated May
             21, 1986 (incorporated by reference to the Engelhard
             Corporation Annual Report, Form 10-K for the fiscal year ended December 31, 1986).

         (q) Amendment to the Key Employees Stock Bonus Plan of        *
             Engelhard Corporation adopted March 7, 1991
             (incorporated by reference to the Engelhard Corporation 1991 definitive Proxy Statement as filed with the Securities and Exchange Commission on March 27, 1991).

         (r) Stock Option Plan of 1991 (incorporated by reference to   *
             the Engelhard Corporation 1991 definitive Proxy
             Statement as filed with the Securities and Exchange
             Commission on March 27, 1991).

         (s) Letters from Rustenburg Platinum Mines Limited dated      *
             March 13, 1992 advising that the Main Supply and
             Supplementary Supply Agreement (Exhibits D through J above) will terminate in their present forms on December 31, 1996, the end of the initial period.

                                                                   Location:
                                                                  -----------

        (13) Items included in the 1993 Annual Report to               25
             Shareholders expressly incorporated by reference.

        (22) Subsidiaries of the Registrant                            57

        (24) Consent of Independent Public Accountants                 59

        (25) Powers of Attorney                                        61

        (28) (a) Annual Report on Form 11-K of the Salary Deferral     70
                 Savings Plan of Engelhard Corporation for each of the three years in the period ended
                 December 31, 1993.

             (b) Annual Report on Form 11-K of the Engelhard           97
                 Corporation Savings Plan for Hourly Paid
                 Employees for each of the three years in the period ended December 31, 1993.

         (b) Report on Form 8-K
             -------------------

                 Not applicable





          * Incorporated by reference as indicated.

         ** Incorporated by reference as indicated and granted confidential treatment pursuant to an application filed by Engelhard
            Minerals & Chemicals Corporation.

                                  Signatures

    Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Iselin, New Jersey on the 28th day of March 1994.


                                                     Engelhard Corporation
                                                    -----------------------
                                                          Registrant




                                                   /s/Orin R. Smith
                                                  ------------------
                                                     Orin R. Smith
                                       (President and Chief Executive Officer)



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   Signature Title Date


  /s/Orin R. Smith      President and Chief Executive          March 28, 1994
 --------------------        Officer & Director
    Orin R. Smith       (Principal Executive Officer)



  /s/Robert L. Guyett       Senior Vice President and          March 28, 1994
 ---------------------  Chief Financial Officer & Director
   Robert L. Guyett        (Principal Financial Officer)



  /s/Martin J. Connor, Jr.             Controller               March 28, 1994
 --------------------------  (Principal Accounting Officer)
    Martin J. Connor, Jr.

             *                          Director                March 28, 1994
  --------------------------
     Marion H. Antonini


             *                          Director                March 28, 1994
  --------------------------
     L. Donald LaTorre


             *                          Director                March 28, 1994
  --------------------------
     Gerard E. Munera


             *                          Director                March 28, 1994
  --------------------------
      James V. Napier


             *                          Director                March 28, 1994
  --------------------------
       Norma T. Pace


             *                          Director                March 28, 1994
  --------------------------
      Reuben F. Richards


             *                          Director                March 28, 1994
  --------------------------
       Henry R. Slack


             *                          Director                March 28, 1994
  --------------------------
      Douglas G. Watson


* By this signature below, Arthur A. Dornbusch, II has signed this Form 10-K as attorney-in-fact for each person indicated by an asterisk pursuant to duly executed powers of attorney filed with the Securities and Exchange Commission included herein as Exhibit 25.




    /s/ Arthur A. Dornbusch, II                             March 28, 1994
  ----------------------------------
     Arthur A. Dornbusch, II

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                         FINANCIAL STATEMENT SCHEDULES









To the Shareholders and Board of Directors of Engelhard Corporation:

Our report on the consolidated financial statements of Engelhard Corporation and Subsidiaries has been incorporated by reference in this Form 10-K from page 41 of the 1993 Annual Report to Shareholders of Engelhard Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the Index in Item 14 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.








                                                     COOPERS & LYBRAND

New York, New York
March 28, 1994

                                                                                                            SCHEDULE V
                                         ENGELHARD CORPORATION AND SUBSIDIARIES
                            PROPERTY, PLANT AND EQUIPMENT THREE YEARS ENDED DECEMBER 31, 1993
                                                     (in thousands)

                                              Balance                                    Other         Balance
                                            at Beginning     Additions                  Changes         at End
Classification                                of Period       at Cost     Disposals    Add(Deduct)    of Period
                                             -----------   -----------   -----------   ----------     ----------
1993

Land                                         $   20,138    $       110   $         -   $     (546)    $   19,702
Buildings and building improvements             150,808          4,960           274       (2,733)       152,761
Machinery and equipment                         849,004         76,620        16,735        8,231 (a)    917,120
Construction and installations in progress       41,674         24,672             -        1,518         67,864
Mineral deposits and mine development            63,560         17,775             -      (13,336)(c)     67,999
1993 Special charge                                   -              -             -      (54,400)       (54,400)
                                             -----------   -----------   -----------   ----------     ----------
                                             $1,125,184    $   124,137   $    17,009   $  (61,266)    $1,171,046
                                             ===========   ===========   ===========   ==========     ==========

1992

Land                                         $   21,301    $       484   $        68   $   (1,579)    $   20,138
Buildings and building improvements             143,243          3,098         1,601        6,068        150,808
Machinery and equipment                         833,803         38,504         9,782      (13,521)(b)    849,004
Construction and installations in progress       28,188         16,984             -       (3,498)        41,674
Mineral deposits and mine development            62,873         14,792             -      (14,105)(c)     63,560
                                             -----------   -----------   -----------   ----------     ----------
                                             $1,089,408    $    73,862   $    11,451   $  (26,635)    $1,125,184
                                             ===========   ===========   ===========   ==========     ==========

1991

Land                                         $   21,161    $       160   $        57   $       37     $   21,301
Buildings and building improvements             147,308          1,880         3,440       (2,505)       143,243
Machinery and equipment                         826,685         38,816        27,867       (3,831)       833,803
Construction and installations in progress       20,714          9,968             -       (2,494)        28,188
Mineral deposits and mine development            61,951         13,836             -      (12,914)(c)     62,873
                                             -----------   -----------   -----------   ----------     ----------
                                             $1,077,819    $    64,660   $    31,364   $  (21,707)    $1,089,408
                                             ===========   ===========   ===========   ==========     ==========


(a)     Predominately the grossing up of certain foreign assets previously recorded net of depreciation.
(b)     Predominately foreign currency translation adjustment.
(c)     Predominately amortization of deferred stripping costs.


                                                         SCHEDULE VI

                                         ENGELHARD CORPORATION AND SUBSIDIARIES
                                  ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                            OF PROPERTY, PLANT AND EQUIPMENT
                                           THREE YEARS ENDED DECEMBER 31, 1993
                                                     (in thousands)


                                                             Additions
                                                 Balance    Charged to                    Other        Balance
                                              At Beginning   Costs and                  Changes         at End
Description                                     of Period     Expenses     Disposals  Add(Deduct)(a)  of Period
                                                ----------   ----------   ----------   ----------     ----------
1993

Depreciation and amortization
  Buildings and building improvements           $   75,341   $    6,188   $       41   $    1,754     $   83,242
  Machinery and equipment                          528,718       59,254       12,850       11,070 (b)    586,192
Depletion-mineral deposits and
  mine development                                   6,703          469            -            -          7,172
                                                ----------   ----------   ----------   ----------     ----------
                                                $  610,762   $   65,911   $   12,891   $   12,824     $  676,606
                                                ==========   ==========   ==========   ==========     ==========

1992

Depreciation and amortization
  Buildings and building improvements          $    70,698   $    6,461   $    1,002    $    (816)    $   75,341
  Machinery and equipment                          478,702       65,524        7,201       (8,307)       528,718
Depletion-mineral deposits and
  mine development                                   6,712          456            -         (465)         6,703
                                                ----------   ----------   ----------   ----------     ----------
                                               $   556,112   $   72,441   $    8,203   $   (9,588)    $  610,762
                                                ==========   ==========   ==========   ==========     ==========

1991

Depreciation and amortization
  Buildings and building improvements          $    64,410   $    6,800   $    3,088   $    2,576     $   70,698
  Machinery and equipment                          444,215       68,228       26,160       (7,581)       478,702
Depletion-mineral deposits and
  mine development                                   5,784          928            -            -          6,712
                                                ----------   ----------   ----------   ----------     ----------
                                               $   514,409   $   75,956   $   29,248   $   (5,005)    $  556,112
                                                ==========   ==========   ==========   ==========     ==========


(a) Unless otherwise noted, predominately foreign currency translation adjustment.
(b) Predominately the grossing up of certain foreign assets previously recorded net of depreciation.



                                                                                                           SCHEDULE IX

                                       ENGELHARD CORPORATION AND SUBSIDIARIES
                                               SHORT-TERM BORROWINGS
                                        THREE YEARS ENDED DECEMBER 31, 1993
                                                   (in thousands)

                                           Weighted          Maximum           Average          Weighted
                              Balance       Average           Amount            Amount           Average
                             at End of   Interest Rate      Outstanding       Outstanding     Interest Rate
Category                       Period   at End of Period  During Period(a)  During Period(a)  During Period(a)
                              --------  ---------------- ----------------- ----------------- -----------------
1993

Domestic and foreign banks   $ 79,987        3.7 %            $113,587         $ 64,170              4.5 %

Holders of commercial paper    20,000        3.3                50,000           15,977              3.1




1992

Domestic and foreign banks   $ 50,682        5.0 %            $ 85,030         $ 49,899             6.9 %

Holders of commercial paper         -          -                     -                -               -




1991

Domestic and foreign banks   $ 17,691        6.4 %            $ 87,614         $ 53,551             7.2 %

Holders of commercial paper         -          -               100,000           34,755             6.2

















(a) Information is calculated based on month-end balances and interest rates.


                                                                    SCHEDULE X

                    ENGELHARD CORPORATION AND SUBSIDIARIES
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
                      THREE YEARS ENDED DECEMBER 31, 1993
                                (in thousands)



                                                        Charged to
         Description                               Costs and Expenses
                                                 ----------------------

         1993

         Maintenance and Repairs                          $58,589


         1992

         Maintenance and Repairs                          $61,226


         1991

         Maintenance and Repairs                          $60,264

                                  EXHIBIT 13:


                             ITEMS INCLUDED IN THE
                             1993 ANNUAL REPORT TO
                             SHAREHOLDERS EXPRESSLY
                             INCORPORATED BY REFERENCE.

Selected Financial Data *
($ in millions, except per share amounts)

                            1993       1992       1991       1990       1989
                        ---------  ---------  ---------  ---------  ---------
Net sales               $ 2,150.9  $ 2,399.7  $ 2,436.4  $ 2,942.2  $ 2,403.0
Net earnings (loss)(a)         .7       10.6       87.9       70.3      (77.5)
Net earnings (loss)
  per share(a)                .01        .11        .87        .70       (.76)
Property, plant and
  equipment, net         $  494.4  $   514.4  $   533.3  $   563.4  $   551.7
Total assets              1,279.1    1,287.7    1,279.4    1,343.3    1,339.6
Long-term debt              112.2      113.9      114.5      119.4      220.1
Shareholders' equity        531.3      647.2      756.6      709.8      636.9
Cash dividends paid
  per share              $    .42  $     .37  $     .33  $     .30  $     .25
Return on average
  shareholders' equity(a)     .1%       1.5%      12.0%      10.4%     (11.1)%
Current ratio                 1.1        1.5        1.5        1.3         1.4
Net cash provided by
  operating activities    $ 130.4  $   169.5  $   135.4  $   150.0  $    109.3


(a) Results in 1993 include a special charge of $91.8 million after-tax ($.95 per share) for realignment and consolidation of businesses and environmental matters; an after tax gain of $6.3 million ($.06 per share) from the sale of the Company's interest in M&T Harshaw, a base-metal plating business; and an after-tax cumulative effect of an accounting change of $16.0 million ($.16 per share) as a result of adopting the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits".

    Results in 1992 include an after-tax cumulative effect of accounting changes of $89.5 million ($.89 per share) as a result of adopting the provisions of Statements of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109 "Accounting for Income Taxes".

    Results in 1989 include a special charge of $160.4 million after tax ($1.59 per share) for exiting and restructuring certain operations; and an after-tax gain of $21.5 million ($.21 per share) from the public sale of a portion of the stock of N.E. Chemcat Corporation, a Japanese affiliate.



* Reflects the three-for-two stock splits as of September 30, 1993 and September 30, 1992.


Selected Quarterly Financial Data (unaudited)
(in millions, except per share amounts)
                                                    First     Second      Third     Fourth
                                                   quarter    quarter    quarter    quarter
1993                                               -------    -------    -------    -------

Net sales                                          $ 490.2    $ 563.2    $ 558.1    $ 539.4
Gross profit                                          78.6       93.4       91.4       93.0
Earnings (loss) before income taxes and
  cumulative effect of an accounting change           29.7       38.1       35.2     (107.7)
Earnings (loss) before cumulative effect
  of an accounting change                             22.2       28.5       27.6      (61.6)
Net earnings (loss)                                    6.2       28.5       27.6      (61.6)
Net earnings (loss) per share of common stock:*
    Before cumulative effect of an accounting change   .22        .29        .29      (.64)
    Net earnings (loss)                                .06        .29        .29      (.64)

1992

Net sales                                          $ 630.0    $ 637.0    $ 586.6    $ 546.1
Gross profit                                          91.6       93.9       91.9       89.3
Earnings before income taxes and cumulative
  effect of accounting changes                        30.4       34.6       31.3       37.6
Earnings before cumulative effect of
  accounting changes                                  22.5       25.6       24.0       28.0
Net earnings (loss)                                  (67.0)      25.6       24.0       28.0
Net earnings per share of common stock:*
    Before cumulative effect of accounting changes     .22        .25        .24        .29
    Net earnings (loss)                               (.66)       .25        .24        .29

Results in the first quarter of 1993 include a $10.1 million gain on the sale of M&T Harshaw ($6.3 million after tax or $.06 per share). Results in the fourth quarter of 1993 include a $148.0 million special charge ($91.8 million after tax or $.95 per share) for realignment and consolidation of businesses and environmental matters. In the fourth quarter of 1993, the Company realized a similar amount of income from the sale of environmental catalyst technology to Russia as in the first quarter of 1992 (approximately $2.4 million after tax). During the fourth quarter of 1993, the Company changed its method of accounting for postemployment benefits, effective as of January
1, 1993. The results presented for the first quarter of 1993 have been restated for the cumulative effect of this change. The results presented for the first three quarters of 1993 have not been restated for the incremental impact of the new accounting method as the effect was not significant.

    Effective as of January 1, 1992, the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.
During the fourth quarter of 1992, the Company recovered certain employee benefit costs ($2.3 million after tax) previously expensed.
Earnings per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year earnings per share amounts.

                                      -27-

Common Stock Data (unaudited)

As of March 5, 1994, there were 8,869 holders of record of the Company's common stock, which is traded on the New York Stock Exchange (ticker symbol "EC"), as well as the London and Swiss stock exchanges. The range of market prices and cash dividends paid for each quarterly period were as follows:


                         NYSE Market Price*             Cash
                       -----------------------     dividends paid
                         High            Low         per share*
                       --------       --------       ----------

1993
First quarter          $ 29 7/8       $ 22 7/8          $ .10
Second quarter           28 5/8         19 3/8            .10
Third quarter            27 3/8         25 1/4            .11
Fourth quarter           28 3/4         22 3/4            .11


1992
First quarter          $ 17           $ 13 7/8          $ .09
Second quarter           18 1/8         15 1/2            .09
Third quarter            20 5/8         17 5/8            .10
Fourth quarter           24 3/8         19 5/8            .10


* Reflects the three-for-two stock splits as of September 30, 1993 and September 30, 1992.





























                                      -28-
Management's Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations
- ----------------------
    The Company reported net earnings before cumulative effect of accounting changes of $16.7 million ($.17 per share) in 1993 compared with $100.1 million ($1.00 per share) in 1992 and $87.9 million ($.87 per share) in 1991. 1993 net earnings included a special charge (see "Special Charge") of $91.8 million ($.95 per share) and a gain on the sale of an investment (see "Gain on Sale of Investment") of $6.3 million ($.06 per share). Net sales for 1993 were $2.2 billion compared with $2.4 billion in 1992 and $2.4 billion in 1991.

    In 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for
Postemployment Benefits" (SFAS No. 112). The impact of this change on 1993 results was a one-time, noncash, after-tax charge of $16.0 million ($.16 per share). Net earnings after the cumulative effect were $.7 million ($.01 per share).

    In 1992, the Company adopted the provisions of Statements of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106) and No. 109 "Accounting for Income Taxes." The impact of these changes on 1992 results was a one-time, noncash, after-tax charge of $89.5 million ($.89 per share).
Net earnings after the cumulative effect were $10.6 million ($.11 per share).

Special Charge
- ---------------
The Company announced a plan to realign and consolidate businesses, concentrate resources and better position itself to achieve its strategic growth objectives. This plan resulted in a special charge of $148.0 million ($91.8 million after tax or $.95 per share) in 1993, which covered a $118.0 million pretax restructure provision for asset writedowns related to product lines or sites being exited together with provisions for facility shutdown, rundown and relocation and for employee reassignment, severance and related benefits and a $30.0 million pretax environmental reserve for sites directly affected by this plan and for the most recent assessment of continuing environmental developments. The special charge comprised $76.0 million of noncash charges and a net cash outlay of $15.8 million after considering estimated proceeds and tax benefits.

    The plan provides for the closure, relocation or consolidation of five facilities in the U.S. and two sites in Europe currently operated by the Chemical Catalysts and Engineered Materials Groups. These actions are being taken to ensure that certain product lines stay competitive despite changing market conditions. Further, the plan covers one
Specialty Minerals and Colors facility in the U.S. which will be rationalized or idled. The Company expects that these restructuring activities will impact approximately 600 employees.

    The plan also provides for assets of the Petroleum Catalysts, Paper Pigments and Chemicals and Specialty Minerals and Colors Groups which will become obsolete as a result of the development of new production processes and the reconfiguration of existing production processes or because certain product lines have become uneconomic.
                                      -29-
    The realignment and consolidation plans are expected to yield annual savings of about $20 to $25 million beginning in 1995 as a result of lower manufacturing and operating expenses and annual cash savings of about $15 million as a result of lower employee and plant operating costs.

    A special team has been designated by the Management Committee of the Company to implement the changes and programs contemplated by this special charge within the year 1994. The team is expected to ensure that the special charge actions better position the Company to achieve its strategic growth objectives.

    The environmental provision represents the most recent estimate of such costs at sites being idled or affected ($15.5 million), where conditions have recently changed ($4.0 million) or where studies and cleanup plans have been approved and the assessment of the likelihood or extent of remediation has changed ($10.5 million).

Gain on Sale of Investment
- ---------------------------
    In the first quarter of 1993, the Company sold its share of M&T Harshaw, formed in 1990, to its partner, Elf Atochem North America, Inc., for $40 million in cash with the buyer assuming all assets and liabilities. The Company realized an after-tax gain of $6.3 million ($.06 per share).

The following discussions of the Company's segments focus on their results of operations excluding the special charge:

Catalysts and Chemicals
- ------------------------
    The Catalysts and Chemicals segment develops, manufactures and markets a wide range of catalysts, chemical products and process technologies for the automotive, off-road vehicle, aircraft, industrial power generation, process, petroleum refining, chemical, petrochemical, pharmaceutical and food processing industries.

Results of operations
(in millions)                1993          1992           1991
                           -------       -------        -------
Net sales               $    541.1    $    511.0     $    459.9
Operating earnings            81.9          70.9           55.8
Special charge               (79.1)            _              _

1993 compared with 1992

    Operating earnings increased 16 percent while sales increased six percent over the prior year. Significantly higher earnings from the Petroleum and Chemical Catalysts Groups more than offset lower earnings from the Environmental Catalysts Group.

    Increased demand and favorable pricing in the Petroleum Catalysts Group produced significantly higher results in its fluid catalytic cracking catalysts(FCC) business. The Chemical Catalysts Group benefitted from substantial reductions in manufacturing costs as a result of its reengineering programs, which more than offset lower volumes, largely due to the timing of customer orders. The decline in the Environmental Catalysts Group earnings was attributable to an increase in new product development expenses and lower nonautomotive volumes, which
                                      -30-
more than offset an increase in U.S. and European auto catalyst volumes including the initial sales of diesel truck catalysts.

1992 compared with 1991

Operating earnings increased 27 percent in 1992. Sales increased 28 percent, as a result of the acquisition of the remainder of the Company's former German joint venture (see "Investments") by the Environmental Catalysts Group. The Petroleum Catalysts Group generated increased sales and benefitted from favorable pricing and product mix for fluid catalytic cracking catalysts in 1992. Lower Environmental Catalysts Group earnings were due to reduced domestic auto catalysts shipments, higher costs associated with the European auto catalysts business and increased new product development and marketing expenses, partially offset by technology transfer income. The Chemical Catalysts Group earnings benefitted from cost reductions, which were offset by the impact of the recession on the chemical, construction and automotive industries.

1991 compared with 1990

Operating earnings increased 25 percent while sales increased slightly over the prior year. The Environmental Catalysts Group benefitted from higher worldwide sales of catalysts to the automotive industry. The Petroleum Catalysts Group realized higher average pricing and a favorable product mix for fluid catalytic cracking catalysts during the year and strong moving bed catalysts volume in the first half of the year. Earnings for the Chemical Catalysts Group declined primarily as a result of the impact of the U.S. recession on the chemical, construction and automotive industries and less favorable annual physical inventory results.

Outlook

The completion of the new plant in Germany will increase the capacity of the auto catalyst business and enable the Environmental Catalysts Group to obtain a greater share of the European auto catalyst market. The Company expects growth in the diesel truck catalysts business and the pressures on its stationary source business to somewhat lessen. The Petroleum Catalysts Group is expected to continue its favorable trend by capturing more of the worldwide FCC market through increased capacity and new technology. The Chemical Catalysts Group should continue to benefit from its reengineering programs while it pursues geographic expansion opportunities in Russia and the Far East.

Pigments and Additives
- -----------------------

    The Pigments and Additives segment develops, manufactures and markets coating and extender pigments for the paper industry and pigments and additives, thickeners and absorbents for the plastics, coatings, paint and allied industries.

    Most of the minerals used by this segment are mined by the Company from reserves it owns or has under long-term leases. The Company has sufficient mineral reserves for its operations.



                                      -31-
Results of operations
(in millions)                1993          1992           1991
                           -------       -------        -------
Net sales               $    369.0    $    362.2     $    349.2
Operating earnings            55.0          56.8           54.8
Special charge               (30.3)            _              _

1993 compared with 1992

Operating earnings decreased three percent while sales increased slightly. Earnings declined for both the Paper Pigments and Chemicals Group and the Specialty Minerals and Colors Group.
The decline in the Paper Pigments and Chemicals Group was primarily due to lower pricing and higher manufacturing and operating costs which more than offset increased volumes. The Specialty Minerals and Colors Group experienced unfavorable attapulgite volumes and higher manufacturing costs in its minerals business, which more than offset favorable volumes and pricing for its colors business.

1992 compared with 1991

Operating earnings and sales increased four percent in 1992. Higher volumes, favorable sales prices and lower manufacturing costs, partially offset by lower sales of attapulgite products primarily into commodity markets, were the primary causes of favorable earnings in the Specialty Minerals and Colors Group. A decline in the Paper Pigments and Chemicals Group earnings reflected lower prices and higher energy costs, partially offset by higher volumes and lower operating expenses.

1991 compared with 1990

Operating earnings and sales decreased slightly. In the Specialty Minerals and Colors Group, favorable pricing was offset by lower volumes due to weakness in end-use markets. The Paper Pigments and Chemicals Group increased its earnings due to lower production and operating costs, despite the overall weakness of the worldwide paper industry, which resulted in lower volumes and pricing for paper pigments.

Outlook

Because the Company expects pricing pressures to continue in the paper industry, the Paper Pigments and Chemicals Group will continue to concentrate on the reengineering and cost reduction programs initiated in 1993. The Specialty Minerals and Colors Group should continue to benefit from improved margins in the U.S. coatings business, while its minerals business should benefit from improved market conditions.

Engineered Materials and Precious Metals Management
- ----------------------------------------------------

    The Engineered Materials and Precious Metals Management segment develops, manufactures and markets precious metals products and coatings for a broad spectrum of industries and is engaged in refining and in precious metals dealing and management.


                                      -32-
Results of operations
(in millions)                1993          1992           1991
                           -------       -------        -------
Net sales               $  1,240.8    $ 1,526.5      $  1,627.3
Operating earnings            31.0         42.0            47.8
Special charge               (38.6)           _               _

Precious metals are a significant component of sales if the metal has been supplied by the Company for the manufacture of a product. In such cases, precious metals market price fluctuations can result in material variations in sales. The Company also has arrangements whereby customers supply the precious metals for the manufactured product, and, in these arrangements, precious metals values are not reflected in sales. The mix of such arrangements and the extent of market price fluctuations significantly impact the level of sales reported while not usually having a direct effect on earnings, because purchases and sales of precious metals are generally hedged.

1993 compared with 1992

Operating earnings decreased 26 percent as sales decreased 19 percent.
The sales decline was principally the result of lower precious metal volumes and pricing for certain platinum group metals. Lower earnings from the Precious Metals Management Group more than offset higher earnings from the Engineered Materials Group. Current market conditions with reduced customer requirements and lower volumes and pricing for certain platinum group metals caused the significant decline in the earnings of the Precious Metals Management Group. The Engineered Materials Group experienced cost savings and some volume increases in the U.S market.

1992 compared with 1991

Operating earnings decreased 12 percent and sales decreased 11 percent. The sales decline was principally the result of the acquisition of the remainder of the Company's former German joint venture (see "Investments") and lower precious metals prices. Earnings for the Engineered Materials Group were about the same as last year, as higher volumes in the United States were partially offset by the impact of weak European markets. Earnings from the Precious Metals Management Group decreased as a result of generally weaker market conditions.

1991 compared with 1990

Operating earnings increased 17 percent while sales declined 24 percent. The decline in net sales was principally caused by lower precious metals volumes and prices and the absence of sales from businesses sold or operated as part of a joint venture. In the Engineered Materials Group, earnings improved significantly as cost reductions continued to offset lower industrial products and jewelry volumes. The Precious Metals Management Group had higher earnings as a result of transaction timing and favorable market conditions.

Outlook

The Engineered Materials Group is expected to benefit from further manufacturing efficiencies and geographic expansion which is expected to somewhat offset a weak, but recovering European economy. The
                                      -33-
results of the Precious Metals Management Group will continue to depend largely on market conditions.

Equity Earnings, Interest and Taxes
- ------------------------------------
    Equity in earnings of affiliates decreased to $3.4 million in 1993 from $7.4 million in 1992 and $5.0 million in 1991. The decrease in 1993 is primarily due to the absence of M&T Harshaw (sold in January, 1993). The 1992 increase reflects the results of the Company's former German joint venture now being recorded in operating income. The 1991 results included the first full year of earnings of M&T Harshaw.

    Net interest expense was reduced to $13.7 million in 1993 from $16.2 million in 1992 and $21.7 million in 1991. Gross interest expense and offsetting contango income, which are components of net interest expense, reflect the extent of precious metals financed by spot and forward transactions during each year. The lower net interest expense in 1993 was primarily due to the expiration of an unfavorable interest rate swap agreement in 1992 and the initiation of a favorable interest rate swap agreement in 1993. The lower net interest expense in 1992 and 1991 resulted from the Company's planned debt reductions. Interest income, included as a component of net sales, was $2.0 million, $2.5 million and $6.5 million in 1993, 1992 and 1991, respectively. The lower interest income in 1993 and 1992 resulted primarily from lower average cash balances.

    The Company recorded a $21.4 million income tax benefit in 1993 primarily due to the special charge. Excluding the impact of the special charge, the effective income tax expense rate was 24.3 percent in 1993 and 25.2 percent in 1992 and 1991. The lower expense rate in 1993 was primarily due to 1993 U.S. tax legislation which rein-stated the research and development credit and increased the U.S. income tax rate, which had a favorable impact on the Company's net deferred tax asset. At December 31, 1993 the net deferred tax asset included in the balance sheet was $117.3 million and related primarily to the adoption of SFAS No. 106 and SFAS No. 112, the special charge and other accruals. Management believes that the Company will generate sufficient taxable earnings and tax planning opportunities to ensure realization of these tax benefits.

Investments
- ------------
    In March 1994, the Company completed its purchase, for cash, of the assets of the sorbents and moving bed catalysts businesses of Solvay Catalysts, GmbH, in Nienburg Germany. These businesses generated sales of approximately $24 million in 1993. This acquisition expands the Company's moving bed catalysts business and provides complementary product lines serving adsorbents applications.
    In early 1994, the Company and ICC Technologies, Inc. formed Engelhard/ICC, a jointly owned partnership, to develop and commercialize air conditioning and air-treatment systems based on a proprietary new desiccant developed by Engelhard. The partnership will market these systems worldwide.
    In the fourth quarter of 1992, the Company and Procatalyse formed
Acreon Catalysts, a jointly owned partnership to market hydroprocessing catalysts in North America and the Caribbean. In the fourth quarter of 1992, the Company formed Heraeus Engelhard Electrochemistry Corp., a venture with Heraeus Inc., 46 percent owned by Engelhard, which markets electrochemical products in the Western Hemisphere.
                                      -34-
     In the third quarter of 1992, the Company formed Salem Engelhard with Salem Industries, Inc., a major supplier of air pollution control systems in Michigan. The jointly owned partnership markets products and services to abate emissions of volatile organic chemicals and other pollutants.
    In the first quarter of 1992, the Company acquired the remaining 50 percent of Engelhard Kali-Chemie GmbH, an auto catalyst manufacturer and marketer in Germany. In 1993 and 1992, the results of this operation were included in the Catalysts and Chemicals segment.

Financial Condition and Liquidity
- ----------------------------------
    At December 31, 1993, the Company had $53.8 million of working capital, including $25.6 million of cash, available for its operations. In addition, the year-end market value of the Company's precious metals exceeded its carrying cost by $74.5 million . At December 31, 1993 the Company's ratio of current assets to current liabilities decreased to 1.1 from 1.5 a year earlier, primarily due to increased borrowings and the special charge.

    Short-term and commercial paper borrowings increased to $100.0 million at December 31, 1993 from $50.7 million at December 31, 1992. The increased borrowings were primarily due to the investment in catalyst plants in Germany and Georgia and the financing of the Company's stock purchase program. Typically, short-term borrowings are used to finance precious metals in excess of the Company's owned inventories needed for manufacturing and refining operations, as well as for precious metals dealing activities. Such metals, when purchased, are normally hedged, frequently with futures or forward sales contracts, so that the Company is not at risk for subsequent price fluctuations. Short-term borrowings are reduced as products are delivered to customers or forward contracts are settled.

    The Company's total debt to total capital ratio increased to 29 percent at December 31, 1993 from 20 percent at December 31, 1992 as a result of higher short-term borrowings and lower shareholders' equity, primarily due to purchases by the Company of its common stock and the 1993 special charge. The Company currently has available $645 million in committed revolving credit facilities. The Company also has authorization from its Board of Directors to issue up to $200 million of commercial paper ($20 million outstanding at December 31, 1993) and $100 million of additional long-term financing and has uncommitted lines of short-term credit exceeding $700 million. Management believes that the Company will continue to have adequate access to short-term and long-term credit and capital markets to meet its needs for the foreseeable future.

    Net cash provided by operating activities was $130.4 million in 1993 compared with $169.5 million in 1992 and $135.4 million in 1991. For the past three-year period, cash and internally generated funds were adequate to fund working capital requirements, support capital projects, sustain increased dividend payments and reduce average outstanding share and debt levels. For 1994, the Company anticipates that cash and cash flows will again be adequate to fund operational and capital requirements.




                                      -35-
Capital Expenditures, Commitments and Contingencies
- ----------------------------------------------------
    Capital projects designed to maintain capacity, expand operations,

improve efficiency or protect the environment amounted to $107.1 million in 1993, compared with $54.1 million in 1992 and $46.3 million in 1991. Capital expenditures in 1994 are projected to approximate
$80 million. See Note 15 "Environmental costs" and Note 16 "Litigation and contingencies" of the Notes to the Consolidated Financial Statements for further information about contingencies.

Effect of Foreign Currency Translation
- ---------------------------------------
    Worldwide, currency exchange rate fluctuations did not have a significant effect on the results of operations. Precious metals transactions are generally not impacted by foreign currency rate fluctuations because they are denominated in U.S. dollars.

Dividends and Capital Stock
- ----------------------------
    In the third quarter of 1993, the Board of Directors authorized a three-for-two split of common stock and approved a 10 percent increase in the quarterly dividend on common stock to $.11 (restated to reflect the split). These actions were effective as of September 30, 1993.
The annualized common stock dividend rate at the end of 1993 was $.44 per share.

    In the fourth quarter of 1993, the Board of Directors approved a plan to purchase up to 2.4 million shares of common stock for delivery under its stock incentive and employee benefit plans and elected to retire 3.5 million shares of stock previously held in treasury.

    In the third quarter of 1992, the Board of Directors authorized a three-for-two split of common stock as of September 30, 1992.
In the second quarter of 1992, the Board of Directors approved two separate plans to purchase up to 8.3 million shares (restated to reflect the split) of the Company's common stock. At December 31, 1993, 6.7 million shares had been purchased.





















                                      -36-







Consolidated Statements of Earnings
Engelhard Corporation
(in thousands, except per share amounts)

Year ended December 31,                          1993          1992          1991
                                             -----------   -----------   -----------
Net sales                                    $ 2,150,865   $ 2,399,749   $ 2,436,356
Cost of sales                                  1,794,438     2,033,012     2,078,397
                                             -----------   -----------   -----------
    Gross profit                                 356,427       366,737       357,959

Selling, administrative and other expenses       213,018       224,093       223,756
Special charge                                   148,000             -             -
                                             -----------   -----------   -----------
    Earnings (loss) from operations               (4,591)      142,644       134,203

Gain on sale of investment                        10,145             -             -
Equity in earnings of affiliates                   3,433         7,445         5,024

Interest expense, net of capitalized amounts      17,292        19,067        26,610
Less contango on futures and forward contracts    (3,596)       (2,836)       (4,952)
                                             -----------   -----------   -----------
    Net interest expense                          13,696        16,231        21,658
                                             -----------   -----------   -----------
  Earnings (loss) before income taxes and
  cumulative effect of accounting changes         (4,709)      133,858       117,569

Income tax expense (benefit)                     (21,381)       33,732        29,627
                                             -----------   -----------   -----------
    Net earnings before cumulative effect
    of accounting changes                         16,672       100,126        87,942

Cumulative effect of accounting changes          (16,000)      (89,509)            -
                                             -----------   -----------   -----------
    Net earnings                             $       672   $    10,617   $    87,942
                                             ===========   ===========   ===========

Net earnings per share of common stock before
    cumulative effect of accounting changes  $       .17          1.00   $       .87

Cumulative effect of accounting changes             (.16)         (.89)            -
                                             -----------   -----------   -----------
    Net earnings per share                   $       .01    $      .11   $       .87
                                             ===========   ===========   ===========

Average number of shares outstanding              96,792       100,287       101,129
                                              ==========   ===========   ===========

See accompanying Notes to Consolidated Financial Statements.

                                     -37-

Consolidated Balance Sheets
Engelhard Corporation

December 31,                            1993                    1992
                                     -----------             -----------
(in thousands)

Assets
Cash                            $        25,613         $        31,326
Receivables                             230,593                 242,342
Inventories                             216,279                 241,393
Other current assets                     44,095                  38,603
                                     -----------             -----------
        Total current assets            516,580                 514,422

Investments                              97,147                 112,067
Property, plant and equipment,
 less accumulated depreciation,
 depletion and amortization             494,440                 513,642
Other noncurrent assets                 170,931                 107,584
                                     -----------             -----------
        Total assets            $     1,279,098         $     1,287,737
                                     ===========             ===========

Liabilities and Shareholders' Equity

Short-term borrowings           $        79,987         $        50,682
Commercial paper                         20,000                       _
Current maturities of long-term debt        440                     832
Accounts payable                         56,342                  71,684
Accrued liabilities                     305,968                 251,233
                                     -----------             -----------
        Total current liabilities       462,737                 374,431

Long-term debt                          112,240                 113,941
Other noncurrent liabilities            170,256                 140,288
Deferred income taxes                     2,547                  11,873
                                     -----------             -----------
        Total liabilities               747,780                 640,533

Commitments and contingent liabilities

Preferred stock, no par value,
5,000 shares authorized and unissued          _                       _
 Common stock, $1 par value, 200,000
 shares authorized and 98,197
 shares issued                           98,197                  67,800
Additional paid-in capital                    _                  37,324
Retained earnings                       497,490                 606,176
Treasury stock, at cost, 2,251 and
 3,173 shares, respectively             (55,218)                (59,254)
Cumulative translation adjustment       (9,151)                  (4,842)
        Total shareholders' equity      531,318                 647,204
                                     -----------             -----------
        Total liabilities and
        shareholders' equity    $     1,279,098         $     1,287,737
                                     ===========             ===========
See accompanying Notes to Consolidated Financial Statements.
                                      -38-


Consolidated Statements of Cash Flows
Engelhard Corporation
(in thousands)
Year ended December 31,                                  1993             1992            1991
                                                       ---------     ----------    ------------
Cash flows from operating activities

Net earnings                                           $    672      $  10,617     $    87,942

Adjustments to reconcile net earnings to net cash provided by operating activities

Depreciation, depletion and amortization                 68,177         73,798          77,819
Special charge                                          148,000              _               _
Gain on sale of investment                              (10,145)             _               _
Cumulative effect of accounting changes                  16,000         89,509               _
Equity earnings, net of dividends                         (854)         (4,375)         (1,784)
Net change in assets and liabilities                    (91,488)           (83)        (28,566)
                                                       ---------     ----------    ------------
Net cash provided by operating activities               130,362         169,466        135,411

Cash flows from investing activities

Capital expenditures, net                              (107,088)        (54,112)       (46,333)
Proceeds from sale of investment, net                    39,787               _          7,100
Acquisition of business and investments, net                  _         (11,152)             _
Other                                                    (2,749)        (22,096)        (2,937)
                                                       ---------     ----------      ----------
Net cash used in investing activities                   (70,050)        (87,360)       (42,170)

Cash flows from financing activities

Increase (decrease) in short-term borrowings             49,305         10,081         (65,633)
Proceeds from issuance of long-term debt                      _          2,379             427
Repayment of long-term debt                              (1,935)        (6,975)         (1,381)
Purchase of treasury stock                              (90,648)       (66,485)        (34,912)
Stock bonus and option plan transactions                 19,030         14,304          30,585
Dividends paid                                          (40,631)       (37,861)        (33,306)
                                                       ---------     ----------      ----------
Net cash used in financing activities                   (64,879)       (84,557)       (104,220)

Effect of exchange rate changes on cash                  (1,146)        (2,460)            270
                                                       ---------     ----------      ----------
Net decrease in cash                                     (5,713)        (4,911)        (10,709)

Cash at beginning of year                                31,326         36,237          46,946
                                                       ---------     ----------      ----------
Cash at end of year                              $       25,613    $    31,326        $ 36,237
                                                       =========     ==========      ==========


See accompanying Notes to Consolidated Financial Statements.


                                      -39-

Consolidated Statements of Shareholders' Equity
Engelhard Corporation
(in thousands, except per share amounts)


                                                Additional                        Cumulative      Total
                                        Common    paid-in    Retained   Treasury  translation  shareholders'
                                         stock    capital    earnings    stock    adjustment      equity
                                      --------  ---------  ----------  ---------  -----------  ------------
Balance at December 31, 1990          $ 45,200  $  70,455  $ 578,784   $ (13,277) $    28,626  $    709,788
Net earnings                                 _          _     87,942           _            _        87,942
Dividends ($.33 per share)                   _          _    (33,306)          _            _       (33,306)
Foreign currency translation adjustment      _          _          _           _       (3,483)       (3,483)
Treasury stock acquired                      _          _          _     (34,912)           _       (34,912)
Stock bonus plan transactions                _     (2,416)         _       7,186            _         4,770
Stock option plan transactions               _     (4,632)         _      30,447            _        25,815
                                      --------  ---------  ----------  ---------  -----------  ------------
Balance at December 31, 1991            45,200     63,407    633,420     (10,556)      25,143       756,614

Net earnings                                 _          _     10,617           _            _        10,617
Dividends ($.37 per share)                   _          _    (37,861)          _            _       (37,861)
Three-for-two stock split               22,600    (22,600)         _           _            _            _
Foreign currency translation adjustment      _          _          _           _      (29,985)      (29,985)
Treasury stock acquired                      _          _          _     (66,485)           _       (66,485)
Stock bonus plan transactions                _     (1,081)         _       9,340            _         8,259
Stock option plan transactions               _     (2,402)         _       8,447            _         6,045
                                      --------  ---------  ----------  ---------  -----------  ------------
Balance at December 31, 1992            67,800     37,324    606,176     (59,254)      (4,842)      647,204

Net earnings                                 _          _        672           _            _           672
Dividends ($.42 per share)                   _          _    (40,631)          _            _       (40,631)
Three-for-two stock split               33,897    (33,897)         _           _            _             _
Foreign currency translation adjustment      _          _          _           _       (4,309)       (4,309)
Treasury stock acquired                      _          _          _     (90,648)           _       (90,648)
Stock bonus plan transactions                _     (1,848)         _      11,310            _         9,462
Stock option plan transactions               _     (1,579)    (1,989)     13,136            _         9,568
Retirement of treasury stock            (3,500)         _    (66,738)     70,238            _             _
                                      --------  ---------  ----------  ---------  -----------  ------------
Balance at December 31, 1993          $ 98,197 $        _    $497,490  $ (55,218)  $   (9,151)  $   531,318



See accompanying Notes to Consolidated Financial Statements.












                                      -40-


Notes to Consolidated Financial Statements

1. Summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Engelhard Corporation and its wholly-owned subsidiaries (collectively referred to as the Company). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

Cost of sales and inventories

Inventories are stated at the lower of cost or market. The elements of cost include direct labor and materials, variable overhead and the full absorption of fixed manufacturing overhead. The cost of precious metals inventories is determined using the last-in, first-out (LIFO) method of inventory valuation. The cost of other inventories is principally determined using either the average cost or first-in, first-out (FIFO) method.
    The Company routinely enters into a variety of arrangements for the sourcing and supply of precious metals. These arrangements are spread among a number of counter-parties, which are generally major industrial companies or highly rated financial institutions. The conduct of this business is closely monitored and appropriate reserves for potential losses are maintained.

Depreciation, depletion and amortization

Additions to property, plant and equipment are stated at cost. Depreciation and amortization of plant and equipment are provided primarily on a straight-line basis over the estimated useful lives of the assets. Depletion of mineral deposits and mine development are provided under the unit of production method.
    When assets are sold or retired, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in earnings.

Amortization and intangible assets

Goodwill and other acquired intangible assets are recorded at cost and amortization is provided on a straight-line basis over the estimated useful lives of the assets, but not in excess of 40 years.

Contango and futures and forward contracts

The Company generally hedges on a daily basis purchases and sales of precious metals inventories transacted in the normal course of business. Such hedging transactions frequently involve the use of futures or forward contracts for delivery of precious metals at some later date. Usually the contract price exceeds the current (spot) price of these metals by a premium referred to as contango, which in effect contributes toward the cost to finance the metal holder's position. Accordingly, net contango income, which represents the amortization of this premium over the lives of the respective contracts, is shown as an adjustment to interest expense.
                                      -41-
    Changes in the market value, net of contango, of futures and forward contracts which qualify as hedges are generally recognized in earnings when the related inventories are sold to customers. Changes in the market value of other futures and forward contracts are recognized in earnings in the period of the change.

Accounting changes

Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits." This standard requires the accrual method of accounting for certain benefits provided to former or inactive employees after employment but before retirement. As of January 1, 1993, the Company recognized the full actuarially calculated amount of its estimated accumulated postemployment benefit obligation. The charge to 1993 earnings was $26.0 million ($16.0 million after tax or $.16 per share). The after-tax amount has been reflected in 1993 as a cumulative effect of an accounting change. In the third quarter of 1993, as a result of the Omnibus Budget Reconciliation Act of 1993, the Company's obligation was reduced by approximately $7.4 million after tax which will be amortized over the average remaining service period of active plan participants.
    Effective January 1, 1992, the Company adopted the provisions of Statements of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" and No. 109 "Accounting for Income Taxes" (See Notes 4 and 6). The cumulative effect of these accounting changes was to reduce 1992 net earnings by $89.5 million ($.89 per share).

Capital stock

The Board of Directors authorized three-for-two common stock splits effective as of September 30, 1993 and September 30, 1992, respectively. All share and per share data have been retroactively restated to give effect to these stock splits.
    On December 31, 1993, the Company retired 3.5 million shares of common stock previously held in treasury.

2.      Special charge

The Company announced a plan to realign and consolidate businesses, concentrate resources and better position itself to achieve its strategic growth objectives. This plan resulted in a special charge of $148.0 million ($91.8 million after tax or $.95 per share) in 1993, which covered a $118.0 million pretax restructure provision for asset writedowns related to product lines or sites being exited together with provisions for facility shutdown, rundown and relocation and for employee reassignment, severance and related benefits and a $30.0 million pretax environmental reserve for the most recent estimate of such costs at sites being idled or affected ($15.5 million), where conditions have recently changed ($4.0 million) or where studies and cleanup plans have been approved and the assessment of the likelihood or extent of remediation has changed ($10.5 million).

3.      Research and development costs

Research and development costs are charged to expense as incurred and were $46.9 million in 1993, $44.6 million in 1992 and $45.1 million in 1991.

4.      Pensions and other postretirement benefit
                                      -42-
The Company has pension plans covering substantially all employees. Plans covering most salaried employees generally provide benefits based on years of service and the employee's final average compensation. Plans covering most hourly, bargaining unit members generally provide benefits of stated amounts for each year of service. The Company makes contributions to the plans to the extent such contributions are currently deductible for tax purposes. Plan assets primarily consist of listed stocks and fixed income securities.

The components of the net pension credit for all plans are shown in the following table:

Net Pension Credit
(in thousands)
                               1993          1992           1991
                            --------      --------       --------
Service cost              $   8,142     $   8,261      $   8,252
Interest cost on projected
  benefit obligation         18,850        18,095         18,019
Actual return on
  plan assets               (26,909)      (20,612)       (40,898)
Net amortization
  and deferral               (2,235)      (11,108)        11,219
                           ---------      --------       --------
Net pension credit        $  (2,152)    $  (5,364)     $  (3,408)
                           =========      ========       ========

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations for the pension plans are 7.5 to 7.75 percent and 3.5 to 5.0 percent, respectively. The expected long-term rate of return on assets is 7.5 to 10.5 percent.

The following table sets forth the plans' funded status:

Funded Status
(in thousands)
                                                 1993             1992
                                             ---------        ---------
Actuarial present value of benefit obligations

     Vested benefit obligation              $  209,376       $  178,608
                                             ---------        ---------
     Accumulated benefit obligation         $  220,211       $  187,550
                                             ---------        ---------
     Projected benefit obligation           $  250,166       $  224,964
                                             ---------        ---------
Plan assets at fair value                   $  280,872       $  259,339
                                             ---------        ---------
Plan assets in excess of
projected benefit obligation                $   30,706       $   34,375
Unrecognized net loss                           34,812           24,969
Unrecognized prior service cost                  6,310            6,622
Unrecognized transition asset,
  net of amortization                          (19,682)         (26,908)
                                             ---------         --------
Prepaid pension expense                     $   52,146       $   39,058
                                             =========         ========

                                      -43-
    The Company also sponsors two savings plans covering certain salaried and hourly paid employees. The Company's contributions, which may equal up to 50 percent of certain employee contributions, were $2.0 million in 1993, $2.0 million in 1992 and $1.9 million in 1991.

    The Company also currently provides postretirement medical and life insurance benefits to certain retirees (and their spouses), certain disabled employees (and their families) and spouses of certain deceased employees. Substantially all U.S. salaried employees and certain hourly paid employees are eligible for these benefits, which are paid through the Company's general health care and life insurance programs, except for certain medicare-eligible salaried retirees who are provided a defined contribution towards the cost of a partially insured health plan. During the year, the Company negotiated changes to the plans which reduced the cost of postretirement medical benefits.

    Effective January 1, 1992 the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual method of accounting for postretirement health care and life insurance benefits based on actuarially determined costs to be recognized over the period from the date of hire to the full eligibility date of employees who are expected to qualify for such benefits. As of January 1, 1992 the Company recognized the full actuarially calculated amount of its estimated accumulated postretirement benefit obligation. The charge to 1992 earnings was $134.5 million ($83.4 million after tax or $.83 per share). The after-tax amount has been reflected in 1992 as a cumulative effect of an accounting change.

The components of the net expense for these postretirement benefits are shown in the following table:

Postretirement Benefit Expense
(in thousands)
                                                1993        1992
                                             --------     -------
Service cost                              $     2,139  $    2,618
Interest cost on accumulated
  postretirement benefit obligation            10,455      11,014
Net amortization                               (2,570)       (978)
                                             --------     -------
Net postretirement benefit expense        $    10,024  $   12,654
                                             ========     =======

Cash spending for postretirement benefits was approximately $5.5 million in 1993 and $7.8 million in 1992. In 1991, under the previous method of accounting for postretirement benefits, the approximate amount of annual costs (cash spending) for such benefits was $6.7 million.

The following table sets forth the components of the accrued postretirement benefit obligation, all of which are unfunded:








                                      -44-



Postretirement Benefit Obligation
(in thousands)
                                                 1993           1992
                                              ---------      ---------
Accumulated postretirement benefit obligation
    Retirees                                 $   92,613     $   87,540
    Fully eligible active participants           19,907         17,869
    Other active participants                    25,003         18,871
                                              ---------      ---------
                                                137,523        124,280
Unrecognized prior service cost                  30,981         24,052
Unrecognized net loss                           (24,721)        (8,044)
                                              ---------      ---------
Accrued postretirement benefit obligation    $  143,783     $  140,288
                                              =========      =========

The weighted-average discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation is 7.75 percent. The average assumed health care cost trend rate used for 1993 is
13.5 percent, gradually decreasing to 5.5 percent by 2004. A one percent increase in the assumed health care cost trend rate would increase aggregate service and interest cost in 1993 by $1.2 million and the accumulated postretirement benefit obligation as of December 31, 1993 by $10.6 million.

5.      Related party transactions

The Company, in the ordinary course of business, has raw material supply arrangements with entities in which it is informed Anglo American Corporation of South Africa Limited (Anglo) has a material interest. Anglo indirectly holds a significant minority interest in the common stock of the Company. The Company's purchases from such entities amounted to $228.7 million in 1993, $254.5 million in 1992 and $284.1 million in 1991, and were transacted upon terms no less favorable to the Company than those obtained from other parties. At December 31, 1993 and 1992 amounts due to such entities totaled $3.4 million and $16.2 million, respectively.

6.      Income taxes

Effective January 1, 1992 the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." This statement requires the liability method of accounting for income taxes. The cumulative effect of adopting this standard was to reduce 1992 net earnings by $6.1 million ($.06 per share).

    The foreign portion of income (loss) before income tax expense (benefit) was income of $20.9 million in 1993, $36.4 million in 1992 and $65.5 million in 1991. Taxes on income of foreign consolidated subsidiaries and affiliates are provided at the tax rates applicable to their respective foreign tax jurisdictions. Tax charges (credits) of $(.7) million in 1993, $(4.3) million in 1992 and $.8 million in 1991, in connection with foreign currency adjustments, are included in such adjustments for those years and are not reflected in the amounts shown below. The components of income tax expense are shown in the following table:


                                      -45-

Income Tax Expense (Benefit)
(in thousands)
                                              1993       1992       1991
                                          ---------  ---------  ---------
Current income tax expense
    Federal                             $   18,359  $  13,059  $  10,722
    State                                    1,657      1,003      1,457
    Foreign                                  7,791      2,482      5,354
                                          ---------  ---------  ---------
                                            27,807     16,544     17,533
Deferred income tax expense (benefit)
    Federal                                (40,813)    11,530       (371)
    Adjustment of Federal for change
      in tax rates                          (1,558)         -          -
    State                                   (2,701)     2,815        500
    Foreign                                 (1,190)     6,432     11,965
    Benefit of net operating
      loss carryforwards                    (2,926)    (3,589)         -
                                          ---------  ---------  ---------
                                           (49,188)    17,188      12,094
                                          ---------  ---------  ---------
Income tax expense (benefit)            $  (21,381) $  33,732  $   29,627
                                          =========  =========  =========

The deferred income tax balance sheet accounts result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The following table sets forth the components of the net deferred income tax asset:

Net Deferred Income Tax Asset
(in thousands)
                                              1993           1992
                                          ---------      ----------
Deferred tax assets
    Accrued liabilities                 $   102,167    $    66,115
    Noncurrent liabilities                   68,111         52,734
    Tax credits and carryforwards            30,296         23,511
Deferred tax liabilities
    Prepaid pension expense                 (24,492)       (17,857)
    Property, plant and equipment           (22,633)       (40,817)
    Other assets                            (36,101)       (28,873)
                                          ----------     ----------
Net deferred income tax asset           $   117,348    $    54,813
                                          ==========     ==========

Management believes that the Company will generate sufficient taxable earnings and tax planning opportunities to ensure realization of these tax benefits. As of December 31, 1993 the Company had approximately $12.8 million of nonexpiring alternative minimum tax credit carryforwards available to offset future U.S. Federal income taxes and approximately $12.7 million of nonexpiring net operating loss carryforwards available to offset certain foreign income taxes.

    In 1991, under the previous method of accounting for income taxes, the deferred income tax expense resulted primarily from differences in the timing of the recognition of events for financial reporting and tax purposes, primarily depreciation, the computation of precious metals costs and other accruals.
                                      -46-
    A reconciliation of the difference between the Company's consolidated income tax expense (benefit) and the expense (benefit) computed at the federal statutory rate is shown in the following table:

Consolidated Income Tax Expense (Benefit) Reconciliation
(in thousands)
                                          1993       1992       1991
                                      ---------  ---------  ---------
Income tax expense (benefit) at
  federal statutory rate             $  (1,648) $  45,512  $  39,973
Special charge                          (4,440)         -          -
Effect of tax law changes               (1,558)         -          -
State income taxes, net
  of federal effect                      2,760      2,520      1,292
Percentage depletion                   (11,550)    (9,960)    (8,994)
Equity earnings                             54     (1,730)      (825)
Effect of different tax rates
  on foreign earnings, net              (4,015)    (3,112)      2,865
Foreign sales corporation               (1,391)    (1,800)     (1,775)
Other items, net                           407      2,302      (2,909)
                                      ---------  ---------  ----------
Income tax expense (benefit)         $ (21,381) $  33,732  $   29,627
                                      =========  =========  ==========

At December 31, 1993 the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $229.4 million. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practicable to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale; however, under existing law, foreign tax credits would be available to substantially reduce, or in some cases eliminate, U.S. taxes payable.

7.      Inventories

Inventories consist of the following:

Inventories
(in thousands)
                                                   1993         1992
                                               ---------    ---------
Precious metals                               $   53,428   $   73,382
Other                                            162,851      168,011
                                               ---------    ---------
Total inventories                             $  216,279   $  241,393
                                               =========    =========

All precious metals inventories are stated at LIFO cost. The market value of the precious metals inventories exceeded cost by $55.7 million and $56.3 million at December 31, 1993 and 1992, respectively. The Company also has a long-term investment in precious metals. The combined market value of precious metals in inventories and the investment exceeded cost by $74.5 million and $96.2 million at December 31, 1993 and 1992, respectively.

    Although precious metals inventory quantities were reduced in 1993, the net gain on these sales transactions was insignificant.


                                      -47-
    In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms.

8.      Investments

The Company has investments in affiliates that are accounted for on the equity method. The most significant of these investments is N.E. Chemcat Corporation (N.E. Chemcat), a 38.8 percent owned, publicly-traded Japanese corporation and a leading producer of chemical and automotive catalysts, electronic chemicals and other precious-metals-based products. At December 31, 1993 the quoted market value of the Company's investment in N.E. Chemcat was in excess of $135 million. This valuation represents a mathematical calculation based on a closing quotation published by the Tokyo over-the-counter market.

    In the first quarter of 1993, the Company sold its investment in M&T Harshaw to its partner for $40 million in cash with the buyer assuming all assets and liabilities. As a result, the Company realized an after-tax gain of $6.3 million ($.06 per share).

    In the first quarter of 1992, the Company acquired for cash the remaining 50 percent of Engelhard Kali-Chemie GmbH, an auto catalyst manufacturer and marketer in Germany.

The summarized unaudited financial information below represents an aggregation of the Company's nonsubsidiary affiliates:

Financial Information
(in thousands)
                                         1993        1992       1991
                                     ---------   ----------  ---------
Earnings data
    Revenue                         $  327,302  $  445,530  $  647,719
    Gross profit                        55,395     120,313     120,056
    Net earnings                        10,367      18,335      15,128
    Company's equity in net earnings     3,433       7,445       5,024

Balance sheet data
    Current assets                  $  222,272  $  243,043
    Noncurrent assets                  102,974     107,529
    Current liabilities                103,441     105,471
    Noncurrent liabilities              15,551      20,161
    Net assets                         206,254     224,940
    Company's equity in net assets      90,505     103,508

The Company's share of undistributed earnings of affiliated companies included in consolidated retained earnings was $45.8 million at December 31, 1993. Dividends from affiliated companies were $2.6 million in 1993, $3.1 million in 1992 and $3.2 million in 1991.

    The Company has other investments, including an investment in precious metals, that are accounted for at cost.





                                      -48-
9.      Property, plant and equipment

Property, plant and equipment consist of the following:

Property, Plant and Equipment
(in thousands)
                                                        1993      1992
                                                     --------  --------
Land                                                $  19,702 $  20,138
Buildings and building improvements                   152,761   150,808
Machinery and equipment                               862,720   849,004
Construction and installations in progress             67,864    41,674
Mineral deposits and mine development                  67,999    63,560
                                                     --------  --------
                                                    1,171,046 1,125,184
Accumulated depreciation, depletion and amortization  676,606   610,762
                                                     --------  --------
Property, plant and equipment, net                  $ 494,440 $ 514,422
                                                    ========= =========

10.     Long-term debt

At December 31, 1993 unsecured committed revolving credit agreements include a $290 million facility with a group of North American money center banks and a $355 million facility with a group of major foreign banks each of which expires in 1996. Commitment fees are paid on unused portions of these lines. In connection with its credit facilities, the Company has agreed to certain covenants, none of which are considered restrictive to the operations of the Company.

    Additional unused lines of credit available exceeded $700 million at December 31, 1993. The Company's lines of credit with its banks are available in accordance with normal terms for prime commercial borrowers and are not subject to commitment fees or other restrictions.

The following table sets forth the components of long-term debt:

Debt Information
(in thousands)
                                                        1993      1992
                                                     --------  --------
10% Note, callable in 1996, due 2000
    (net of discount of $191 and $220, respectively) $ 99,809 $ 99,780 Industrial revenue bond, callable in 1995,
     7.91%, due 1997                                    5,500     6,665
Industrial revenue bonds 64.5% to 68%
     of prime rate, due 1997-1999                       5,500     5,500
Foreign bank loans with a weighted-average interest
     rate of 7.0% and 9.5%, respectively, due 1994-1999 1,871     2,828
                                                     --------  --------
                                                      112,680   114,773
Amounts due within one year                               440       832
                                                     --------  --------
Total long-term debt                                $ 112,240 $ 113,941
                                                     ========  ========
As of December 31, 1993 the aggregate maturities of long-term debt for the succeeding five years are as follows: $.4 million in 1994, $.3 million in each of the years 1995 and 1996, $6.8 million in 1997 and $.2 million in 1998.
                                      -49-
11.     Lease commitments

The Company rents real property and equipment under long-term operating leases. Future minimum rental payments required under noncancellable operating leases, having initial or remaining lease terms in excess of one year, are $9.3 million in 1994, $8.9 million in 1995, $8.2 million in 1996, $7.7 million in 1997, $7.1 million in 1998 and $45.5 million thereafter. Rental/lease expense amounted to $13.5 million in 1993, $12.0 million in 1992 and $12.7 million in 1991.

12.     Financial instruments

The Company's financial instruments consist primarily of cash in banks, temporary investments, accounts receivable and debt. In addition, the Company has an interest rate swap agreement and has foreign currency exchange contracts that hedge its exposure on various transactions and on certain of its net foreign investments. The fair value of financial instruments in working capital approximated book value. At December 31, 1993 the fair value of long-term debt was about $125 million, based on current interest rates.

    None of the Company's financial instruments represent a concentration of credit risk because the Company deals with a variety of major banks worldwide and its accounts receivable are spread among a number of major industries, customers and geographic areas. In addition, a centralized credit committee reviews significant credit transactions before consummation and an appropriate level of reserves is maintained. Provisions to these reserves were not significant in 1993, 1992 or 1991. None of the Company's off-balance sheet financial instruments, if a counter-party failed to perform according to the terms of an agreement, would result in a significant loss to the Company.

13.     Industry segment and geographic area data

The Company operates in three industry segments: Catalysts and Chemicals, Pigments and Additives, and Engineered Materials and Precious Metals Management.

    The Catalysts and Chemicals segment develops, manufactures and markets a wide range of catalysts, chemical products and process technologies for the automotive, off-road vehicle, aircraft, industrial power generation, process, petroleum refining, chemical, petrochemical, pharmaceutical and food processing industries.

    The Pigments and Additives segment develops, manufactures and markets coating and extender pigments for the paper industry and pigments and additives, thickeners and absorbents for the plastics, coatings, paint and allied industries.

    The Engineered Materials and Precious Metals Management segment develops, manufactures and markets precious metals products and coatings for a broad spectrum of industries and is engaged in refining and in precious metals dealing and management.

The following table presents certain data by industry segment
    (See Note 2):



                                      -50-



Industry Segment Information
                                                  Engineered
                                                  Materials &
                     Catalysts &    Pigments &  Precious Metals   Corporate
(in millions)        Chemicals      Additives      Management     and Other   Consolidated
                    ------------  ------------  ---------------  ----------  --------------
1993
Net sales               $ 541.1       $ 369.0        $ 1,240.8    $      _       $ 2,150.9
Operating earnings excluding
    special charge         81.9          55.0             31.0           _           167.9
Special charge            (79.1)        (30.3)           (38.6)          _          (148.0)
Depreciation, depletion
    and amortization       27.0          29.7              7.1         4.4            68.2
Identifiable assets       394.4         393.5            212.7       278.5         1,279.1
Capital expenditures, net  61.0          36.2              7.5         2.4           107.1


1992
Net sales               $ 511.0       $ 362.2        $ 1,526.5    $      _       $ 2,399.7
Operating earnings         70.9          56.8             42.0           _           169.7
Depreciation, depletion
    and amortization       31.7          29.2              7.9         5.0            73.8
Identifiable assets       401.5         409.4            255.2       221.6         1,287.7
Capital expenditures, net  23.2          20.2              9.2         1.5            54.1


1991
Net sales               $ 459.9       $ 349.2        $ 1,627.3    $     _        $ 2,436.4
Operating earnings         55.8          54.8             47.8          _            158.4
Depreciation, depletion
    and amortization       31.2          30.2             10.7        5.7             77.8
Identifiable assets       396.5         416.2            297.6      169.1          1,279.4
Capital expenditures, net  21.2          12.4              7.8        4.9             46.3


Intersegment sales are not significant. The special charge reduced identifiable assets by $33.2 million in Catalysts and Chemicals, $25.4 million in Pigments and Additives and $7.5 million in Engineered Materials and Precious Metals Management while the related tax benefit increased identifiable assets by $48.3 million in Corporate and Other.

The following table presents certain data by geographic area:











                                      -51-




Geographic Area Data
(in millions)
                    Net     Inter-area    Operating    Special    Identifiable
                   sales        sales      earnings     charge       assets
                  -------   ----------   -----------   --------   -------------
1993
United States   $ 1,396.8    $   75.1      $  118.5   $ (120.3)        $ 598.1
Foreign             754.1        86.0          49.4      (27.7)          402.5

1992
United States   $ 1,544.2    $  119.6      $  134.0   $      -         $ 661.6
Foreign             855.5        49.2          35.7          -           404.5

1991
United States   $ 1,528.4    $   92.5      $  100.3   $       -        $ 702.2
Foreign             908.0        34.6          58.1           -          408.1


Inter-area sales are generally based on market prices. The special charge reduced identifiable assets by $10.8 million in the United States and $7.0 million in the foreign operations. Most of the Company's foreign operations are conducted by European subsidiaries. United States export sales to customers throughout the world were $231.2 million in 1993, $316.3 million in 1992 and $320.3 million in 1991.

The following table reconciles segment operating earnings with the earnings before income taxes and cumulative effect of accounting changes as shown in the Consolidated Statements of Earnings:

Reconciliation to Consolidated Statements of Earnings
(in millions)

                                                1993       1992       1991
                                              ------    -------   --------
Operating earnings                            $ 19.9    $ 169.7   $  158.4
Gain on sale of investment                      10.1          -          -
Equity earnings                                  3.4        7.4        5.0
Interest and other expenses, net               (38.1)     (43.2)     (45.8)
                                              ------    -------   --------
Earnings (loss) before income taxes and
    cumulative effect of accounting changes   $ (4.7)   $ 133.9   $  117.6
                                              ======    =======   ========

For the years ended December 31, 1992 and 1991, one customer of both the Catalysts and Chemicals and the Engineered Materials and Precious Metals Management segments accounted for 12 percent and 10 percent, respectively, of the Company's net sales.

14.     Stock option and bonus plans

The Company's Stock Option Plans of 1991 and 1981, as amended (the Key Option Plans) generally provide for the granting to key employees of
                                      -52-
options to purchase an aggregate of 11,250,000 and 4,556,250 common shares, respectively, at fair market value on the date of grant. No options under the Key Option Plans may be granted after June 30, 2001. In 1993, the Company established the Employee Stock Option Plan of 1993, as amended, which generally provides for the granting to all employees (excluding U.S. bargaining unit employees and key employees eligible under the Key Option Plans) of options to purchase an aggregate of 1,875,000 common shares at fair market value on the date of grant. No options under this plan may be granted after December 31, 1994. Options under all plans become exercisable in installments after one year, and no options may be exercised after ten years from the date of grant. Outstanding options may be cancelled and reissued under terms specified in the plan documents. The effect of outstanding stock options has been excluded from the calculation of the number of shares outstanding used to compute earnings per share of common stock because it is not significant. Stock option transactions under all plans are as follows:


Stock Option Information
                               1993                      1992                     1991
                      ------------------------  ------------------------  -----------------------
                        Number    Option price    Number    Option price   Number    Option price
                      of shares    per share    of shares     per share   of shares    per share
                      ----------  ------------  ----------  ------------  ----------  ------------
Outstanding at
    beginning of year  3,353,427  $ 6.81-23.04   3,205,723  $ 6.81-14.19   5,188,385  $ 6.45-11.59
Granted                1,850,647   22.04-28.58   1,006,575   17.17-23.04     913,725   12.25-14.19
Cancelled                (93,067)   7.89-28.58     (16,734)   7.89-17.17     (59,855)   6.45-11.59
Exercised               (659,655)   6.81-17.17    (842,137)   6.81-12.25  (2,836,532 )  6.45-11.59
                      ----------  ------------  ----------  ------------  ----------  ------------
Outstanding at
    end of year        4,451,352  $ 6.81-28.58   3,353,427  $ 6.81-23.04   3,205,723  $ 6.81-14.19
                      ==========  ============  ==========  ============  ==========  ============
Exercisable at
    end of year        1,289,318  $ 6.81-23.04   1,183,632  $ 6.81-14.19   1,189,866  $ 6.81-10.55
                      ==========  ============  ==========  ============  ==========  ============
Available for
    future grants      9,523,709                 9,406,289                10,396,130
                      ==========                ==========                ==========


The Company's Key Employee Stock Bonus Plan, as amended (the Bonus Plan) provides for the award of up to 11,250,000 common shares to key employees as compensation for future services, not exceeding 1,012,500 shares in any year (plus any cancelled awards or shares available for award but not previously awarded). The Bonus Plan terminates on June 30, 1996. Shares awarded vest in installments annually after one year, providing the recipient is still employed by the Company on the vesting date. Compensation expense is measured on the date the award is granted and amortized ratably over the vesting period. Shares awarded, net of cancellations, are included in average shares outstanding.

15.     Environmental costs

In the ordinary course of business, the Company is subject to extensive and changing federal and state environmental protection laws and
                                      -53-
regulations. In addition, the Company is currently identified as a potentially responsible party at a number of sites by the United States Environmental Protection Agency, under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended or by a state or local equivalent under analogous laws. The Company is preparing, has under review or is implementing, with the oversight of cognizant environmental agencies, studies and cleanup plans at certain other locations.

    It is the Company's policy to accrue environmental and cleanup related costs of a non-capital nature when those costs are probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulation, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, the financial capability of other potentially responsible parties and the length of time involved in remediation or settlement. Subject to the foregoing, the liabilities for environmental costs recorded in the consolidated balances sheets at December 31, 1993 and 1992 are $66.1 million and $38.0 million, respectively. In 1993, $30.0 million was provided in connection with the Special Charge (see Note 2) for the Company's most recent estimate of environmental costs at sites being idled or affected, where conditions have recently changed or where studies and cleanup plans have been approved and the assessment of the likelihood or extent of remediation has changed.

    The amounts provided for environmental costs are expected to be paid out over an extended period of time. Excluding the amount provided in the Special Charge in 1993, environmental matters have not had a significant impact on the Company or its business in the past three-year period as the amounts paid and expensed have been immaterial and the amounts paid and capitalized have comprised less than 10 percent of the Company's capital expenditure programs. While it is not possible to predict with certainty, management believes that the reserves at December 31, 1993 are reasonable and adequate and that the costs of future remedial actions to comply with the present laws governing environmental protection should be consistent, on average, with recent experience.

16.     Litigation and contingencies

The Company is a defendant in numerous lawsuits and is subject to a number of environmental contingencies (see Note 15). While it is not possible at this time to predict with certainty the ultimate outcome of these lawsuits or resolution of the environmental contingencies, it is the opinion of management, after consultation with counsel, that the disposition of these matters should not have a material adverse effect on the Company or its business.

17.     Supplemental cash flow information

The following table presents certain supplementary information to the Consolidated Statements of Cash Flows:

Supplementary disclosures
(in thousands)
                                             1993       1992       1991
                                         ---------  ---------  ---------
Cash paid during the year for
    Interest, net of capitalized
    amounts and contango                 $  17,876  $  23,582  $  22,194
    Income taxes                            20,091     15,919     42,751


Change in assets and liabilities
    Receivables                          $  11,749  $  26,958  $  11,255
    Inventories                             17,014      7,662     11,308
    Other current assets                    (5,492)    (3,404)    (1,238)
    Other noncurrent assets                (60,013)     1,788     (3,581)
    Accounts payable                       (15,342)    (4,483)   (20,537)
    Accrued liabilities                    (34,846)   (54,024)   (24,084)
    Accrued postretirement
       benefit obligation                    3,968      5,758          -
    Deferred income taxes                   (8,526)    19,662     (1,689)
                                         ---------  ---------  ---------
Net change in assets and liabilities     $ (91,488) $     (83) $ (28,566)
                                         =========  =========  =========

Report of Independent Public Accountants

To the Shareholders and Board of Directors of Engelhard Corporation:

    We have audited the accompanying consolidated balance sheets of Engelhard Corporation and Subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Engelhard Corporation and Subsidiaries as of December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

    As discussed in Notes 1, 4 and 6 to the consolidated financial statements, in 1993 the Company changed its method of accounting for postemployment benefits and in 1992 the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

Coopers & Lybrand
New York, New York
February 8, 1994

                                  EXHIBIT 22:


                        SUBSIDIARIES OF THE REGISTRANT


















































                                      -57-
                        Subsidiaries of the Registrant

                                                 Jurisdiction
                                                 Under Which
                                                 Incorporated
Name of Subsidiary                               Or Organized
- -------------------------------                  ------------------
Engelhard West, Inc.                             California
EC Delaware, Inc.                                Delaware
Engelhard Metal Plating, Inc.                    Delaware
Engelhard Strategic Investments, Inc.            Delaware
Engelhard Supply Corporation                     Delaware
Porocel Corporation                              Delaware
Mustang Property Corporation                     Delaware
Engelhard Pollution Control, Inc.                Delaware
Engelhard Export Corporation                     U. S. Virgin Islands
The Harshaw Chemical Company                     New Jersey
Engelhard Australia Pty Ltd                      Australia
Engelhard Canada Limited                         Canada
Engelhard Industries International Limited       Canada
Engelhard Technologies Limited                   Canada
Engelhard Pyrocontrole S.A.                      France
Engelhard S.A.                                   France
Engelhard S.R.L.                                 Italy
Engelhard Italiana S.P.A.                        Italy
Engelhard Holdings GmbH                          Germany
Engelhard Technologies Verwaltsung GmbH          Germany
Petroleum Catalysts GmbH                         Germany
Engelhard (Hong Kong) Ltd.                       Hong Kong
Engelhard DeMeern B.V.                           The Netherlands
Engelhard Terneuzen, B.V.                        The Netherlands
Engelhard Netherlands, B.V.                      The Netherlands
Engelhard (Singapore) Pte Ltd                    Singapore
Engelhard Metals A.G.                            Switzerland
Engelhard Limited                                United Kingdom
Engelhard Metals Limited                         United Kingdom
Engelhard Sales Limited                          United Kingdom
Engelhard Technologies Limited                   United Kingdom
The Sheffield Smelting Co. Ltd                   United Kingdom
EC Pigments OY                                   Finland
Engelhard Metals Japan Limited                   Japan
Name of Affiliate

N. E. Chemcat Corporation                        Japan
Hankuk-Engelhard Corporation                     South Korea
Salem Engelhard                                  Michigan
Acreon Catalysts                                 Texas
HERAEUS Engelhard Electrochemistry               Delaware
Engelhard/ICC                                    Pennsylvania

The names of other subsidiaries have been omitted since such subsidiaries, if considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as that term is defined in Rule 12b-2
(17 CFR 240.12b-2) promulgated under the Securities Exchange Act of 1934.





                                      -58-








                                  EXHIBIT 24:

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
















































                                      -59-
                   Consent of Independent Public Accountants




We consent to the incorporation by reference in the registration statements of Engelhard Corporation on Form S-8 (File Nos. 2-72830, 2-81559, 2-84477, 2-89747, 33-28540, 33-37724, 33-40365, 33-40338 and 33-43934) of our report dated February 8, 1994, on our audits of the consolidated financial statements of Engelhard Corporation and Subsidiaries, as of December 31, 1993 and 1992, and for the years ended December 31, 1993, 1992 and 1991, which report is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules which appears on page 20 of this Annual Report on Form 10-K.






                                                             COOPERS & LYBRAND

















New York, New York
March 28, 1994

                                  EXHIBIT 25:

                              POWERS OF ATTORNEY

                             ENGELHARD CORPORATION

                                   Form 10-K

                               POWER OF ATTORNEY



           WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Exchange Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

           NOW, THEREFORE, the undersigned in his capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Orin R. Smith, or either of them individually, his true and lawful attorney to execute in his name, place and stead, in his capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

           IN WITNESS WHEREOF, the undersigned has executed this instrument on February 3, 1994.






                                                         /s/Marion H. Antonini
                                                       -----------------------
                                                            Marion H. Antonini

                             ENGELHARD CORPORATION

                                   Form 10-K

                               POWER OF ATTORNEY



           WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Exchange Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

           NOW, THEREFORE, the undersigned in his capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Orin R. Smith, or either of them individually, his true and lawful attorney to execute in his name, place and stead, in his capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

           IN WITNESS WHEREOF, the undersigned has executed this instrument on February 3, 1994.






                                                          /s/L. Donald LaTorre
                                                         ---------------------
                                                             L. Donald LaTorre

                             ENGELHARD CORPORATION

                                   Form 10-K

                               POWER OF ATTORNEY



           WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Exchange Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

           NOW, THEREFORE, the undersigned in his capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Orin R. Smith, or either of them individually, his true and lawful attorney to execute in his name, place and stead, in his capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

           IN WITNESS WHEREOF, the undersigned has executed this instrument on February 3, 1994.






                                                           /s/Gerard E. Munera
                                                          --------------------
                                                              Gerard E. Munera

                             ENGELHARD CORPORATION

                                   Form 10-K

                               POWER OF ATTORNEY



           WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Exchange Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

           NOW, THEREFORE, the undersigned in his capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Orin R. Smith, or either of them individually, his true and lawful attorney to execute in his name, place and stead, in his capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

           IN WITNESS WHEREOF, the undersigned has executed this instrument on February 3, 1994.






                                                            /s/James V. Napier
                                                           -------------------
                                                               James V. Napier

                             ENGELHARD CORPORATION

                                   Form 10-K

                               POWER OF ATTORNEY



           WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Exchange Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

           NOW, THEREFORE, the undersigned in his capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Orin R. Smith, or either of them individually, his true and lawful attorney to execute in his name, place and stead, in his capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

           IN WITNESS WHEREOF, the undersigned has executed this instrument on February 3, 1994.






                                                              /s/Norma T. Pace
                                                            ------------------
                                                                 Norma T. Pace

                             ENGELHARD CORPORATION

                                   Form 10-K

                               POWER OF ATTORNEY



           WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Exchange Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

           NOW, THEREFORE, the undersigned in his capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Orin R. Smith, or either of them individually, his true and lawful attorney to execute in his name, place and stead, in his capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

           IN WITNESS WHEREOF, the undersigned has executed this instrument on February 3, 1994.






                                                         /s/Reuben F. Richards
                                                        ----------------------
                                                            Reuben F. Richards

                             ENGELHARD CORPORATION

                                   Form 10-K

                               POWER OF ATTORNEY



           WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Exchange Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

           NOW, THEREFORE, the undersigned in his capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Orin R. Smith, or either of them individually, his true and lawful attorney to execute in his name, place and stead, in his capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

           IN WITNESS WHEREOF, the undersigned has executed this instrument on February 3, 1994.






                                                             /s/Henry R. Slack
                                                           -------------------
                                                                Henry R. Slack

                             ENGELHARD CORPORATION

                                   Form 10-K

                               POWER OF ATTORNEY



           WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Exchange Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

           NOW, THEREFORE, the undersigned in his capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Orin R. Smith, or either of them individually, his true and lawful attorney to execute in his name, place and stead, in his capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

           IN WITNESS WHEREOF, the undersigned has executed this instrument on February 3, 1994.






                                                          /s/Douglas G. Watson
                                                         ---------------------
                                                             Douglas G. Watson

                                EXHIBIT 28(a):

                       ANNUAL REPORT OF FORM 11-K OF THE
             SALARY DEFERRAL SAVINGS PLAN OF ENGELHARD CORPORATION
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 11-K



        X       ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
      -----     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1993



      _____    TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from ___ to ___






             SALARY DEFERRAL SAVINGS PLAN OF ENGELHARD CORPORATION
           --------------------------------------------------------
                           (Full title of the plan)

                             ENGELHARD CORPORATION
                           -------------------------
              (Exact name of issuer as specified in its charter)

                   101 WOOD AVENUE, ISELIN, NEW JERSEY 08830
                -----------------------------------------------
              (Address of principal executive offices) (Zip code)


         DELAWARE                                  22-1586002
- --------------------------------           ----------------------
(State or other jurisdiction of                 (IRS Employer
incorporation or organization)             Identification Number)

Item 1.  Changes in the Plan

         See Amendments


Item 2.  Changes in Investment Policy

         See Amendments


Item 3.  Contributions Under the Plan

         Contributions under the plan by Engelhard Corporation (the Company) are determined by reference to the participants' tax deferred contribution and are not discretionary.


Item 4.  Participating Employees

         At December 31, 1993, there were approximately 2,127 employees participating in the Plan.


Item 5.  Administration of the Plan

         (a) The Plan is administered by the Pension and Employee Benefit Plans Committee of the Company (the Committee), the members of which are appointed by the Company to serve until their successors are appointed or until death, resignation or removal. The Committee has full power to determine questions relating to the eligibility of employees to participate in the Plan, to interpret the provisions of the Plan and to adopt regulations for its administration. Any or all members of the Committee who are employees of the Company may be participants in the Plan.

         The current members of the Committee and their addresses are as follows:

         James V. Napier                         3343 Peachtree Road
          Chairman of the Committee and          East Tower
          Director of the Company                - Suite 1420
                                                 Atlanta, GA 30326

         Marion H. Antonini                      225 High Ridge Road
          Director of the Company                Stamford, CT 06905

         Robert L. Guyett                        Engelhard Corporation
          Senior Vice President,                 101 Wood Avenue
          Chief Financial Officer and            Iselin, NJ 08830
          Director of the Company

         L. Donald LaTorre                       Engelhard Corporation
          Senior Vice President,                 101 Wood Avenue
          Chief Operating Officer                Iselin, NJ 08830
          and Director of the Company

         Gerald E. Munera                        One DTC
          Director of the Company                5251 DTC Parkway
                                                 Suite 700
                                                 Englewood, CO 80111

         Norma T. Pace                           100 East 42nd Street
          Director of the Company                New York, NY 10017

         Reuben F. Richards                      250 Park Avenue
          Chairman of the Board,                 New York, NY 10177
          Director of the Company

         Orin R. Smith                           Engelhard Corporation
          President, Chief Executive             101 Wood Avenue
          Officer and Director of                Iselin, NJ 08830
          the Company






         (b) All expenses of the Plan incidental to its administration are paid by the Company. Effective January 1, 1994, certain administrative fees and brokerage commissions will be charged against each participant's fund unit value.

Item 6.  Custodian of Investments

         (a) The Committee has appointed Vanguard Fiduciary Trust Company, P.O. Box 1101 Vanguard Financial Center, Valley Forge, Pennsylvania 19482, as independent Plan Trustee. The Trustee and the Company have entered into a trust agreement setting forth the Trustee's responsibilities under the Plan including maintaining custody of the Plan's investments and records of accounts for participants.

         (b)  The Trustee receives no compensation from the Plan.

         (c) Vanguard Fiduciary Trust Company meets certain ERISA financial criteria and the Company is not required to secure or provide bonds as evidence of financial guarantee.


Item 7.  Reports of Participating Employees

         During each quarter of the plan year, each participant receives an individual participant statement disclosing the status of his or her account during the preceding quarter.


Item 8.  Investment of Funds

         The Company pays brokerage commissions only on investments in Engelhard Corporation common stock.

                                                                         Page
Item 9.  Financial Statements and Exhibits                                No.
                                                                         ----
     (a) Financial Statements

         Report of Independent Public Accountants                          76

         Statements of Financial Condition                           77 -  79
         at December 31, 1993 and 1992

         Statements of Income and Changes in Plan Equity             80 -  83
         for each of the three years in the period ended December 31, 1993

         Notes to Financial Statements                               84 -  88

         Supplemental Schedule                                       89 -  90
         Schedule I


    Schedules II and III have been omitted because the required information is shown in the financial statements or the notes thereto.


    (b)  Exhibits

         Salary Deferral Savings Plan of Engelhard Corporation,            *
         as amended and restated as of September 1, 1989, (incorporated by reference to the Engelhard Corporation
         Registration Statement on Form S-8 dated May 4,1989).

         First and Second amendments to the Salary Deferral Savings        *
         Plan of Engelhard Corporation (incorporated by reference to the Engelhard Corporation Annual Report, Form 10-K for the fiscal year ended December 31, 1989).

         Third, Fourth, Fifth and Sixth Amendments to the Salary           *
         Deferral Savings Plan of Engelhard Corporation.
         (Incorporated by reference to the Engelhard Corporation
         Annual Report Form 10-K for the fiscal year ended
         December 31, 1992).

         Seventh, Eighth and Ninth Amendment to the Salary          91 -  96
         Deferral Savings Plan of Engelhard Corporation.






    * Incorporated by reference as indicated

                   Report of Independent Public Accountants





To the Pension and Employee Benefit Plans Committee of Engelhard Corporation:

    We have audited the financial statements and the financial statement schedule of the Salary Deferral Savings Plan of Engelhard Corporation listed in the index on Page 105 of this Form 11-K. These financial statements and the financial statement schedule are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Salary Deferral Savings Plan of Engelhard Corporation as of December 31, 1993 and 1992, and the results of its operations for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                                       COOPERS & LYBRAND




New York, New York
March 24, 1994

                                                 Salary Deferral Savings Plan
                                                   of Engelhard Corporation
                                               Statement of Financial Condition
                                                     at December 31, 1993
                                                        (Page 1 of 2)


                                     Company        Fixed                                 Equity
                                      Stock         Income       Growth      Balanced      Index
                                       Fund          Fund         Fund         Fund         Fund
                                 ------------  ------------ ------------  ------------  -----------

Assets:
- --------
Investments, at fair value
(combined cost of $63,441,525)   $ 33,674,363  $ 23,654,085  $ 12,184,435  $ 3,927,757  $ 3,793,703


Interest Receivable                         -             -             -            -            -


Contributions Receivable:
   Participants                       129,468       183,807        114,801      43,473       45,689
   Engelhard Corporation              158,813             -              -           -            -



Promissory notes from participants     48,618        52,489         32,868       6,762        9,624
                                 ------------  ------------ ------------  ------------  -----------

Plan Equity:
- -------------
Plan equity                      $ 34,011,262  $ 23,890,381  $ 12,332,104  $ 3,977,992  $ 3,849,016
                                 ============  ============  ============  ===========  ===========

















                   See Accompanying Notes to Financial Statements

                                                 Salary Deferral Savings Plan
                                                   of Engelhard Corporation
                                               Statement of Financial Condition
                                                     at December 31, 1993
                                                        (Page 2 of 2)



                                International       Small     Short-Term
                                      Growth         Cap         Bond          Loan
                                       Fund          Fund        Fund          Fund       Combined
                                 ------------  ------------ ------------  ------------  -----------

Assets:
- --------
Investments, at fair value
 (combined cost of $63,441,525)  $    729,804  $    306,864  $    94,267  $          -  $78,365,278


Interest Receivable                         -             -            -        28,733       28,733



Contributions Receivable:
   Participants                         4,829         1,221          361             -      523,649
   Engelhard Corporation                    -             -            -             -      158,813



Promissory notes from participants      1,231           113           89     4,756,974    4,908,768
                                 ------------  ------------ ------------  ------------  -----------


Plan Equity:
- -------------
Plan equity                      $    735,864     $ 308,198   $   94 ,717  $ 4,785,707  $83,985,241
                                 ============  ============ =============  ===========  ===========









                    See Accompanying Notes to Financial Statements

                                                 Salary Deferral Savings Plan
                                                   of Engelhard Corporation
                                               Statement of Financial Condition
                                                     at December 31, 1992

                                    Company       Fixed                                Equity
                                     Stock       Income      Growth      Balanced       Index        Loan
                                      Fund        Fund        Fund         Fund          Fund        Fund     Combined
                                 -----------  -----------  -----------  -----------  ----------- ----------- -----------

Assets:
- ----------

Investments, at fair value
 (combined cost of $53,790,147)  $33,112,817  $24,351,508  $ 8,923,204  $ 2,325,415  $ 2,567,150 $         - $71,280,094



Interest Receivable                        -            -            -            -            -      23,291      23,291


Contributions Receivable:
   Participants                      124,592      214,990      121,871       40,316       44,144           -     545,913
   Engelhard Corporation             157,768            -            -            -            -           -     157,768



Promissory notes from participants    34,037       44,479       21,688        4,073        8,005    3,616,374  3,728,656
                                 -----------  -----------  -----------  -----------  ----------- ----------- -----------
                                 $33,429,214  $24,610,977  $ 9,066,763  $ 2,369,804  $ 2,619,299 $ 3,639,665 $75,735,722



Plan Equity:
- -------------

Plan equity                      $33,429,214  $24,610,977  $ 9,066,763  $ 2,369,804  $ 2,619,299 $ 3,639,665 $75,735,722
                                 ===========  ===========  ===========  ===========  =========== =========== ===========










                  See Accompanying Notes to Financial Statements

                                    Salary Deferral Savings Plan
                                      of Engelhard Corporation
                          Statement of Income and Changes in Plan Equity
                               for the year ended December 31, 1993

                                                        (Page 1 of 2)




                               Company       Fixed                                    Equity
                                Stock       Income        Growth       Balanced        Index
                                 Fund         Fund          Fund          Fund          Fund
                           ------------ ------------  ------------  ------------  ------------
Net Investment Income:
  Dividends                $    584,067 $          -  $  1,031,656  $    253,323  $    426,995
  Interest                           -     1,448,963             -             -             -
                           ------------ ------------  ------------  ------------  ------------
                                584,067    1,448,963     1,031,656       253,323       426,995


Contributions and other receipts:
  Participants                1,713,424    2,796,904     1,897,508       694,171       679,466
  Engelhard Corporation       1,894,785            -             -             -             -
                           ------------ ------------  ------------  ------------  ------------
                              3,608,209    2,796,904     1,897,508       694,171       679,466

Net realized gain (loss) on
 disposition of investments   5,249,467            -       244,480        49,311       50, 364

Unrealized appreciation
 (depreciation) of
 investments                 (3,244,954)           -       608,307        93,192       (63,307)

Transaction Fees                      -            -             -             -             -

Distributions                (3,606,977)  (3,486,635)    (898, 613)     (246,877)     (156,276)

Transfers                    (2,007,764)  (1,479,828)      382,003       765,068       292,475
                           ------------ ------------  ------------  ------------  ------------
                                582,048     (720,596)    3,265,341     1,608,188     1,229,717

Plan equity,
 beginning of year           33,429,214   24,610,977     9,066,763     2,369,804     2,619,299
                           ------------ ------------  ------------  ------------  ------------
Plan equity, end of year   $ 34,011,262 $ 23,890,381  $ 12,332,104  $  3,977,992  $  3,849,016
                           ============ ============  ============  ============  ============




                   See Accompanying Notes to Financial Statements
                                      -80-



                                   Salary Deferral Savings Plan
                                      of Engelhard Corporation
                         Statement of Income and Changes in Plan Equity
                                for the year ended December 31, 1993

                                                        (Page 2 of 2)

                                International       Small     Short-Term
                                      Growth         Cap         Bond          Loan
                                       Fund          Fund        Fund          Fund       Combined
                                 ------------  ------------ ------------  ------------  -----------

Net Investment Income:
  Dividends                         $   4,951  $     18,255 $      1,000  $          -  $ 2,320,247
  Interest                                  -             -            -       313,424    1,762,387
                                 ------------  ------------ ------------  ------------  -----------
                                        4,951        18,255       1,000        313,424    4,082,634


Contributions and other receipts:
  Participants                         15,673         5,675        1,066             -    7,803,887
  Engelhard Corporation                     -             -            -             -    1,894,785
                                 ------------  ------------ ------------  ------------  -----------
                                       15,673         5,675        1,066             -    9,698,672


Net realized gain (loss) on
 disposition of investments               930             -         (557)            -    5,593, 995

Unrealized appreciation
  (depreciation) of investments        50,206        (9,632)          (6)            -    (2,566,194)


Transaction Fees                            -        (3,012)           -              -       (3,012)

Distributions                               -             -            -        (161,198) (8,556,576)

Transfers                             664,104       296,912       93,214         993,816           -
                                 ------------  ------------ ------------    ------------  -----------
                                      735,864       308,198       94,717       1,146,042    8,249,519


Plan equity, beginning of year              -             -            -       3,639,665   75,735,722
                                 ------------  ------------ ------------    ------------  -----------
Plan equity, end of year             $735,864      $308,198      $94,717      $4,785,707  $83,985,241
                                 ============  ============ ============    ============  ===========





                    See Accompanying Notes to Financial Statements


                                      -81-




                                    Salary Deferral Savings Plan
                                     of Engelhard Corporation
                        Statement of Income and Changes in Plan Equity
                              for the year ended December 31, 1992


                                    Company       Fixed                                Equity
                                     Stock       Income      Growth      Balanced       Index        Loan
                                      Fund        Fund        Fund         Fund          Fund        Fund     Combined
                                 -----------  -----------  -----------  -----------  ----------- ----------- -----------

Net Investment Income:
  Dividends                      $   556,274  $         -  $   591,169  $   121,595  $   171,858 $         - $ 1,440,896
  Interest                             6,843    1,584,809            -            -            -     280,819   1,872,471
                                 -----------  -----------  -----------  -----------  ----------- ----------- -----------
                                     563,117    1,584,809      591,169      121,595      171,858     280,819   3,313,367

Contributions and other receipts:
  Participants                     1,422,681    3,332,197    1,854,623      461,877      602,155           -   7,673,533
  Engelhard Corporation            1,881,888            -            -            -            -           -   1,881,888
                                 -----------  -----------  -----------  -----------  ----------- ----------- -----------
                                   3,304,569    3,332,197    1,854,623      461,877      602,155           -   9,555,421

Net realized gain (loss) on
 disposition                       3,804,552            -      (20,535)      56,613       59,827           -   3,900,457
  of investments

Unrealized appreciation            8,805,318            -       688,496     (18,294)     (62,547)          -   9,412,973
  (depreciation) of investments

Distributions                     (3,176,660)  (3,913,072)   (1,051,237)   (318,299)    (330,601)   (183,905) (8,973,774)

Transfers                         (1,727,837)   1,069,956      (204,853)     94,837      (28,807)    796,704           -
                                 -----------  -----------   -----------  -----------  ----------- ----------- -----------
                                  11,573,059    2,073,890     1,857,663     398,329      411,885     893,618   17,208,444

Plan equity,
  beginning of year               21,856,155   22,537,087     7,209,100   1,971,475    2,207,414   2,746,047   58,527,278
                                 -----------  -----------   -----------  -----------  ----------- ----------- -----------

Plan equity, end of year         $33,429,214  $24,610,977   $ 9,066,763 $ 2,369,804  $ 2,619,299 $ 3,639,665  $75,735,722
                                 ===========  ===========   ===========  ===========  =========== =========== ===========






                      See Accompanying Notes to Financial Statements



                                      -82-

                                     Salary Deferral Savings Plan
                                      of Engelhard Corporation
                         Statement of Income and Changes in Plan Equity
                                for the year ended December 31, 1991

                                    Company       Fixed                                Equity
                                     Stock       Income      Growth      Balanced       Index        Loan
                                      Fund        Fund        Fund         Fund          Fund        Fund     Combined
                                 -----------  -----------  -----------  -----------  ----------- ----------- -----------

Net Investment Income:
  Dividends                      $   508,578  $         -  $   763,161  $   108,315  $   112,324 $         - $ 1,492,378
  Interest                             5,860    1,577,851            -            -            -     212,486   1,796,197
                                 -----------  -----------  -----------  -----------  ----------- ----------- -----------
                                     514,438    1,577,851      763,161      108,315      112,324     212,486   3,288,575


Contributions and other receipts:
  Participants                     1,213,260    3,386,388    1,784,523      374,117      516,912           -   7,275,200
  Engelhard Corporation            1,844,153            -            -            -            -           -   1,844,153
                                 -----------  -----------  -----------  -----------  ----------- ----------- -----------
                                  3,057,413     3,386,388    1,784,523      374,117      516,912           -   9,119,353

Net realized gain (loss) on
 disposition of investments       2,085,652             -     (207,786)      13,551       40,733           -   1,932,150

Unrealized appreciation
  of investments                  7,898,667             -      930,150      264,873      316,029           -   9,409,719


Distributions                    (2,554,491)   (3,587,278)  (1,040,697)    (343,265)    (274,046)   (154,216) (7,953,993)

Transfers                        (4,272,931)    3,713,165     (191,827)     107,731       46,745     597,117           -
                                 -----------  -----------  -----------  -----------  ----------- ----------- -----------
                                  6,728,748     5,090,126    2,037,524      525,322      758,697     655,387  15,795,804


Plan equity, beginning of year   15,127,407    17,446,961    5,171,576    1,446,153    1,448,717   2,090,660  42,731,474
                                 -----------  -----------  -----------  -----------  ----------- ----------- -----------
Plan equity, end of year        $21,856,155   $22,537,087  $ 7,209,100  $ 1,971,475  $ 2,207,414 $ 2,746,047 $58,527,278
                                ============  ===========  ===========  ===========  =========== =========== ===========










                                        See Accompanying Notes to Financial Statements



                                      -83-





                         Notes to Financial Statements

Note 1 - Description of the Plan
    The Salary Deferral Savings Plan of Engelhard Corporation (the Plan), as amended and restated as of September 1, 1989, is designed to provide eligible employees of Engelhard Corporation (the Company) an opportunity to save part of their income by having the Company reduce their compensation and contribute the amount of the reduction to the Plan on a tax deferred basis.

    The following plan description is provided for general information purposes. Participants of the Plan should refer to the plan document for more detailed and complete information.

Eligibility
- ------------
    Except as specifically included or excluded by the Board of Directors of the Company (the Board), U.S. salaried employees of the Company and its wholly-owned (directly or indirectly) domestic subsidiaries and all non-collectively bargained hourly employees who have completed at least one year of service, as defined, are eligible to participate in the Plan as of the first day of the month in which they meet the year of service requirement.

Contributions
- --------------
The Plan permits eligible employees participating in the Plan (the Participants) to elect to reduce their compensation, as defined, by a whole percentage thereof, subject to limitations, and to have that amount contributed to the Plan and the related taxes deferred.

Matching Contributions
- -----------------------
The Company will contribute, on a monthly basis and subject to limitations and exclusions, either cash or common stock of the Company in an amount equal to 50 percent of the amount contributed by the Participants.

Investments
- -------------
All contributions to the Plan are held and invested by Vanguard Fiduciary Trust Company (the Trustee). The Trustee maintains eight separate investment funds within the Trust:

    a) The Company Stock Fund, which consists of assets invested or held for investment in the common stock of the Company. In the event the assets cannot be immediately invested in Company common stock, the funds are invested in short-term securities pending investments in Company common stock.

    b) The Fixed Income Fund, which consists of assets invested in shares of the Vanguard Variable Rate Investment Contract Trust. In the event the assets cannot be immediately invested in such shares or deposited as specified above, the assets are invested in short-term investments at the discretion of the Pension and Employee Benefit Plans Committee (the Committee).

                                      -84-

    c) The Growth Fund, which consists of assets invested in the Vanguard Windsor Fund, which invests primarily in common stocks for the purpose of realizing long-term growth of capital and income.

    d) The Balanced Fund, which consists of assets invested in the Vanguard Asset Allocation Fund, which invests in stocks, bonds and cash reserves for the purpose of maximizing long-term total return with less volatility than a portfolio of common stock.

    e) The Equity Index Fund, which consists of assets invested in the Vanguard Quantitative Portfolio, which invests primarily in common stocks for the purpose of realizing a total return greater than the Standard & Poor's 500 Index while maintaining fundamental investment characteristics similar to such Index.

    f) International Growth Fund, which consists of assets invested in shares of the Vanguard International Growth Portfolio or such other mutual fund or funds which invest primarily in common stocks of companies based outside the Untied States that have above-average growth potential for the purpose of realizing long-term capital growth.

    g) Small Cap Fund, which consists of assets invested in shares of the Vanguard Small Capitalization Stock Fund or such other mutual fund or funds which invest primarily in common stocks of small-sized companies for the purpose of providing a comparatively low-cost method of passively capturing the investment returns of small-sized companies and attempting to provide investment results that parallel the performance of the unmanaged Russell 2000 Small Stock Index.

    h) Short-Term Bond Fund, which consists of assets 118 invested in shares of the Short-Term Corporate Portfolio of the Vanguard Fixed Income Securities Fund or such other mutual fund or funds which invest primarily in relatively short maturity investment-grade bonds for the purpose of providing a level of current income consistent with a two to three year average maturity and helping to preserve capital.


    Participants have the right to elect, subject to restrictions, in which investment fund or funds their contributions are invested. All matching contributions are invested in the Company Stock Fund.

    The number of Participants in each fund was as follows at December 31:

Participants                           1993                1992
                                    ----------          ----------
Common Stock Fund                       1,946               1,956
Fixed Income Fund                       1,435               1,518
Growth Fund                             1,064               1,019
Balanced Fund                             529                 439
Equity Index Fund                         546                 493
International Growth Fund                  47                   -
Small Cap Fund                             21                   -
Short-Term Bond Fund                        7                   -

The total number of Participants in the Plan was less than the sum of the number of Participants shown above because many were participating in more than one fund.
                                     -85-


    The number of units representing Participant interests in each fund and the related net asset value per unit were as follows at December 31:

Participant Interests
                      Company     Fixed                             Equity       Int'l       Small    Short-Term
                      Stock      Income      Growth     Balanced     Index       Growth       Cap         Bond
                      Fund        Fund        Fund        Fund        Fund        Fund        Fund        Fund
                   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
1993:
  Units            1,228,287  23,890,381     886,564     275,294     233,983      54,468      19,668       8,690
  Value per unit      $27.69       $1.00      $13.91      $14.45      $16.45      $13.51      $15.67      $10.90

1992:
  Units            1,282,779  24,610,977     711,677     173,739      160,693          -           -           -
  Value per unit      $26.06       $1.00      $12.74      $13.64       $16.30          -           -           -


Vesting
- ---------
Participants at all times have a fully vested and non-forfeitable interest in their contributions and in the matching contributions allocated to their account.

Loan Provision
- ---------------
The Plan allows Participants who have participated in the Plan for at least one year to borrow funds from their accounts, subject to certain terms and conditions, at a reasonable interest rate as determined by the Committee in accordance with applicable law. Effective January 1, 1994, participants may have two loans outstanding at a time.

Termination
- ------------
The Company, although it expects and intends to continue the Plan indefinitely, has reserved the right of the Board to terminate or amend the Plan.

Distributions and Withdrawals
- ------------------------------
All distributions and withdrawals from the Plan are made to Participants in a lump sum cash payment except those amounts distributed from the Company Stock Fund which may, at the Participant's election, be paid in full shares of the Company's Common Stock with cash paid in lieu of fractional shares.


Note 2 - Accounting Policies

         The accounts of the Plan are maintained on an accrual basis. Purchases and sales of investments are reflected on a trade date basis. Assets of the Plan are valued at fair value. Gains and losses on distributions to participants and sales of investments are based on average cost. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 3 - Income Tax Status

         The Plan and the Trust created thereunder are intended to qualify under Section 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended (the Code) and the Plan includes a cash or deferred arrangement intended to meet the requirements of Section 401(k) of the Code. The Internal Revenue Service has issued a favorable determination letter as to the Plan's qualified status under the Code. Amounts contributed to and earned by the Plan are not taxed to the employee until a distribution from the Plan is made. In addition, the unrealized appreciation on any shares of common stock of the Company distributed to an employee is not taxed until the time of disposition of such shares.

Note 4 - Administrative Expenses

         All expenses of the Plan are paid for by the Company. Investment advisory fees for portfolio management of Vanguard funds are paid directly from fund earnings. Advisory fees are included in the fund expense ratio and will not reduce the assets of the Plan. Brokerage commissions paid to purchase Engelhard Corporation common stock are paid for by the Company. Effective January 1, 1994, certain administrative fees and brokerage commissions will be charged against each participant's fund unit value.


Note 5 - Concentrations of Credit Risk

         Financial instruments which potentially subject the Plan to concentrations of credit risk consist principally of investment contracts with insurance and other financial institutions. The Plan places its investment contracts with high-credit quality institutions and, by policy, limits the amount of credit exposure to any one financial institution.

Note 6 - Investments

         Investments in the Common Stock of the Company are valued at the readily-available, quoted market price as of the valuation date and investments in the Vanguard Funds are valued based on the quoted net asset value (redemption value) of the respective investment company as of the valuation date.

                     The net realized gain (loss) on disposition of investments was computed as follows:
                                     Company                            Equity     Int'l     Small  Short-term
                                      Stock         Growth    Balanced   Index    Growth      Cap       Bond
Net realized gain (loss)               Fund          Fund       Fund      Fund      Fund      Fund      Fund    Combined
                                   -----------  -----------  ---------  --------  --------  --------  --------  -----------

Year ended December 31, 1993 -
  Amount realized                  $13,588,122  $ 4,719,228  $ 766,445  $618,340  $129,032  $  3,013  $463,549
  Cost-average                       8,338,655    4,474,748    717,134   567,976   128,102     3,013   464,106
  Net realized gain (loss)           5,249,467      244,480     49,311    50,364       930         -      (557)  $5,593,995


Year ended December 31, 1992 -
  Amount realized                   $9,680,568  $ 3,350,211  $ 807,732  $810,182         -         -         -
  Cost-average                       5,876,016    3,370,746    751,119   750,355         -         -         -
  Net realized gain (loss)           3,804,552      (20,535)    56,613    59,827         -         -         -   $3,900,457


Year ended December 31, 1991 -
  Amount realized                   $9,635,791  $ 2,912,708  $ 515,681  $640,820         -         -         -
  Cost-average                       7,550,139    3,120,494    502,130   600,087         -         -         -
  Net realized gain (loss)           2,085,652     (207,786)    13,551    40,733         -         -         -   $1,932,150



                 The net unrealized appreciation (depreciation) of investments held was computed as follows:

                                     Company                            Equity     Int'l     Small  Short-term
                                      Stock         Growth    Balanced   Index    Growth      Cap       Bond
                                       Fund          Fund       Fund      Fund      Fund      Fund      Fund    Combined
                                   -----------  -----------  ---------  --------  --------  --------  --------  -----------
Net unrealized appreciation (depreciation)

Year ended December 31, 1993 -
  Balance, beginning of year       $17,080,135   $   60,690   $165,777  $183,345   $     -  $      -   $     -  $17,489,947
  Net change                        (3,244,954)     608,307     93,192   (63,307)   50,206    (9,632)       (6)  (2,566,194)
  Balance, end of year              13,835,181      668,997    258,969   120,038    50,206    (9,632)       (6)  14,923,753


Year ended December 31, 1992 -
  Balance, beginning of year       $ 8,274,817   $ (627,806)  $184,071  $245,892         -         -         -  $ 8,076,974
  Net change                         8,805,318      688,496    (18,294)  (62,547)        -         -         -    9,412,973
  Balance, end of year              17,080,135       60,690    165,777   183,345         -         -         -   17,489,947


Year ended December 31, 1991 -
  Balance, beginning of year       $   376,150  $(1,557,956)  $(80,802) $(70,137)        -         -         -  $(1,332,745)
  Net change                         7,898,667      930,150    264,873   316,029         -         -         -    9,409,719
  Balance, end of year               8,274,817     (627,806)   184,071   245,892         -         -         -    8,076,974






                                  Schedule I

                         Salary Deferral Savings Plan
                           of Engelhard Corporation
                            Schedule of Investments
                             at December 31, 1993


                                                               Approximate
                                                  Cost         Market Value
                                             -------------     -------------
Company Stock Fund
- -------------------
Common Stock of                               $19,610,756       $33,445,936
 Engelhard Corporation
    (1,372,141 shares)

Cash equivalents                                  228,427           228,427

Fixed Income Fund
- ------------------
Vanguard Variable Rate                          23,654,085        23,654,085
 Investment Contract Trust


Growth Fund
- -------------
Vanguard Windsor Fund                           11,515,438        12,184,435


Balanced Fund
- ---------------
Vanguard Asset Allocation Fund                   3,668,787         3,927,757


Equity Index Fund
- ------------------
Vanguard Quantitative Portfolio                  3,673,665         3,793,703


International Growth Fund
- --------------------------
Vanguard International Growth Portfolio            679,598           729,804


Small Cap Fund
- ---------------
Vanguard Small Capitalization Stock Fund           316,496           306,864


Short-term Bond Fund
- ---------------------
Vanguard Fixed Income Securities Fund               94,273            94,267
                                              -------------     -------------
   Total                                       $63,441,525       $78,365,278
                                              =============     =============

                                  Schedule I


                         Salary Deferral Savings Plan
                           of Engelhard Corporation
                            Schedule of Investments
                             at December 31, 1992




                                                               Approximate
                                                  Cost         Market Value
                                             -------------     -------------
Company Stock Fund
- -------------------
Common Stock of                               $15,905,805       $32,985,940
 Engelhard Corporation
    (959,591 shares)

Cash equivalents                                  126,877           126,877


Fixed Income Fund
- ------------------
Vanguard Variable Rate                         24,351,508        24,351,508
 Investment Contract Trust


Growth Fund
- ------------
Vanguard Windsor Fund                           8,862,514         8,923,204


Balanced Fund
- --------------
Vanguard Asset Allocation                       2,159,638         2,325,415
 Fund


Equity Index Fund
- ------------------
Vanguard Quantitative                           2,383,805         2,567,150
 Portfolio
                                            --------------     -------------
    Total                                     $53,790,147       $71,280,094
                                            ==============     =============

                           SEVENTH AMENDMENT TO THE
                         SALARY DEFERRAL SAVINGS PLAN
                           OF ENGELHARD CORPORATION


    The Salary Deferral Savings Plan of Engelhard Corporation is hereby amended in the following respects, effective as of the dates set forth below:

     1. Effective as of November 1, 1992, Section 3.02(b) is amended to read as follows:

         "(b) is a Highly Compensated Employee (as defined in Section 414(q) of the Code) as of the later of (i) the date the individual becomes a Participant, or (ii) the first day of a Plan Year, if for such Plan Year the Participant is eligible to receive an award pursuant to the Company's Key Employees Stock Bonus Plan. Notwithstanding the foregoing, an individual shall be treated as covered by this subparagraph (b) only with respect to periods on or after the first day of the month coinciding with or next following the month in which he becomes eligible to receive an award pursuant to the Company's Key
         Employees Stock Bonus Plan, and shall cease to be covered by this subparagraph (b) with respect to periods on or after the first day of the month coinciding with or next following the month in which he is no longer eligible to receive such an award; or"

    2. Effective as of November 1, 1992, the last paragraph of Section 7.04 shall be amended to read as follows:

         "A Participant's Accounts shall not be reduced when he receives a loan pursuant to this Section 7.04; but if (a) the Participant fails to comply with the provisions of the promissory note signed in connection with the loan, (b) the Participant's employment terminates with all Employers by reason of his Retirement, Disability, death, discharge, quitting, or transfer to an Affiliate that is not an Employer, or (c) the Participant incurs a Separation from Service due to leave of absence, then any principal then outstanding and interest accrued thereon shall become due and payable. If such amount is not paid within sixty days of such event, the loan shall be in default. Upon such a default, any outstanding Plan loan (including interest accrued and unpaid thereon) to a Participant shall be charged against the Participant's Accounts to the extent of the outstanding loan balance, and shall be deemed a distribution to him of such Accounts. The outstanding loan balance shall be treated as repaid to the extent of such charge."

                            EIGHTH AMENDMENT TO THE
                         SALARY DEFERRAL SAVINGS PLAN
                           OF ENGELHARD CORPORATION


    The Salary Deferral Savings Plan of Engelhard Corporation is hereby amended in the following respects, effective as of the dates set forth below:

    1. Effective as of January 1, 1994, Section 3.01(b) is amended to read as follows:

         "(b) A Participant may revise his contribution percentage to any other whole percentage not in excess of the maximum percentage established from time to time by the Committee, or to zero, by filing the prescribed form with the Committee at any time, and such revised contribution percentage will be implemented as soon as practicable after receipt of the prescribed form by the Committee."

    2.   Effective as of September 1, 1993, the first paragraph of Section
         5.02 is amended to read as follows:

         "5.02. The Trustee shall maintain eight separate investment funds within the Trust: the Fixed Income Fund, the Balanced Fund, the Equity Index Fund, the Growth Fund, the Company Stock Fund, the Corporate Bond Fund, the International Growth Fund and the Small Capitalization Equity Fund. Earnings or gains derived from the assets of each investment fund will be invested in that Fund."

    3. Effective as of September 1, 1993, Section 5.02 is amended by adding after paragraph (e) thereof the following:

         "(f) The Corporate Bond Fund -- a fund the assets of which are invested in shares of the Short-Term Corporate Portfolio of the Vanguard Fixed Income Securities Fund or such other mutual fund or funds which invest primarily in relatively short maturity investment-grade bonds for the purpose of providing a level of current income consistent with a two to three year average maturity and helping to preserve capital.

         (g) The International Growth Fund -- a fund the assets of which are invested in shares of the Vanguard International Growth Portfolio or such other mutual fund or funds which invest primarily in common stocks of companies based outside the United States that have above-average growth potential for the purpose of realizing long-term capital growth.

         (h) The Small Capitalization Equity Fund -- a fund the assets of which are invested in shares of the Vanguard Small Capitalization Stock Fund or such other mutual fund or funds which invest primarily in common stocks of small-sized companies for the purpose of providing a comparatively low-cost method of passively capturing the investment returns of small-sized companies and attempting to provide investment results that parallel the performance of the unmanaged Russell 2000 Small Stock Index."

    4. Effective as of September 1, 1993, Section 5.03 is amended to read as follows:

         "5.03. Tax Deferred Contributions and, when made, Rollover Contributions and Transfer Contributions, shall be invested at the election of the Participant in multiples of 5% in the Fixed Income Fund, Balanced Fund, Equity Index Fund, Growth Fund, Company Stock Fund, Corporate Bond Fund, International Growth Fund and/or the Small Capitalization Equity Fund. The Participant's initial election pursuant to this Section 5.03 shall be made in writing at the time that he files his investment election to become a Participant. A Participant who fails to make an investment election will be deemed to have elected to have his Tax-Deferred Contributions, Rollover Contributions (if any) and Transfer Contributions (if any) invested in the Fixed Income Fund. A Participant may change his investment election as to future Tax-Deferred Contributions at any time by telephonic instruction to the Trustee, in accordance with such conditions as the Trustee may from time to time prescribe, to be effective with respect to amounts received after such change is communicated to the Trustee. The Trustee shall be obligated to comply with a Participant's instructions as to investment elections made in accordance with this Section 5.03, except as otherwise provided in Department of Labor Regulation S 2550.404c-1(b) (2) (ii) (B) and (d) (2) (ii), and a Participant shall be given an opportunity to obtain written confirmation of telephonic instructions to the Trustee."

    5. Effective as of September 1, 1993, Section 5.05 is amended to read as follows:

         "5.05. Each Participant also may elect, subject to the limitations contained in this Section 5.05, to have all or any multiple of 5% of the value of his Accounts (i.e., his Tax Deferred Contribution Account, Matching Account, Rollover Account and After-Tax Transfer Account, if any) in the Fixed Income Fund, Balanced Fund, Equity Index Fund, Growth Fund, Common Stock Fund, Corporate Bond Fund, International Growth Fund and/or the Small Capitalization Equity Fund transferred to one or more of the other funds at any time by telephonic exchange communicated to the Trustee, in accordance with such conditions as the Trustee may from time to time prescribe, to be effective as of the close of the business day on which (or the first business day following which) such exchange is communicated to the Trustee; provided, however, that (i) transfers from the Fixed Income Fund may be elected no more frequently than once in any calendar quarter, (ii) amounts transferred from the Fixed Income Fund may not be transferred to the Corporate Bond Fund until 90 days have elapsed from the date of transfer of such amount out of the Fixed Income Fund, and (iii) transfers during any Plan Year from a Participant's interest in the portion of the Company Stock Fund attributable to Matching Contributions for Plan Years commencing after December 31, 1984 (restricted interest) shall be limited to 25% of the value of the Participant's restricted interest (determined as of a date established by the Trustee which is as soon as practicable following the Trustee's receipt of all Matching Contributions for the preceding Plan Year, and after giving effect to the application of this clause (iii) in prior Plan Years), plus the portion of such Participant's interest in the Company Stock Fund so made available for such transfers during any prior Plan Year and not
                                      -93-
         so transferred in any prior Plan Year; except that the limitations of the foregoing clause (iii) shall not apply to a Participant for any Plan Year if the value of such Participant's restricted interest as of the applicable determination date is $100 or less. The Trustee shall be obligated to comply with a Participant's instructions as to investment elections made in accordance with this Section 5.05, except as otherwise provided in Department of Labor Regulation S 2550.404c-1(b) (2) (ii) (B) and (d) (2) (ii), and a Participant shall be given an opportunity to obtain written confirmation of telephonic instructions to the Trustee."


    6. Effective as of August 5, 1993, Section 7.04(a) is amended to read as follows:

         "(a) The amount of the loan (when added to the outstanding balance of all other loans from the Plan) shall not exceed the lesser of:

         (1) $50,000, reduced by the excess (if any) of (A) the highest outstanding balance of loans from the Plan during the one-year period ending on the day before the date on which such loan was made, over
         (B) the outstanding balance of loans from the Plan on the date on which such loan was made; or

         (2)  50% of the balance of the Participant's Accounts."

    7. Effective as of January 1, 1994, Section 7.04(f) is amended to read as follows:

         "(f) No more than two loans to a Participant may be outstanding at any time."

    8. Effective as of January 1, 1994, the first sentence of Section 7.04(i) is amended to read as follows:

         "Each loan shall be made first from the Fixed Income Fund, Corporate Bond Fund, Balanced Fund, Equity Index Fund, Growth Fund, International Growth Fund and Small Capitalization Equity Fund on a proportionate basis to the extent of the Participant's Account balance therein, and any balance of such loan shall be made from the Common Stock Fund."

    9. Effective as of August 5, 1993, the third sentence of Section 9.03 is amended to read as follows:

         "A Participant's election to defer distribution of his Accounts shall be irrevocable, except that distribution of the entire balance in such Accounts shall be made (i) upon the death of the Participant,
         (ii) upon the application of the Participant on account of financial hardship or (iii) upon application of the Participant at any time prior to his Normal Retirement Date if the Participant's Separation From Service was by reason of Disability."

    10. Effective as of August 5, 1993, Section 10.01 is amended by adding at the end thereof the following:

         "Payments pursuant to a qualified domestic relations order may be made to an alternate payee prior to the Participant's earliest retirement age, within the meaning of Section 414(p) (4) (B) of the
                                     -94-
         Code."



    11. Effective as of August 5, 1993, Article XV is amended by adding at the end thereof the following new Section 15.05:

         "15.05. If an Employee who has participated in the Engelhard Corporation Savings Plan for Hourly Paid Employees (or any other qualified plan maintained by the Company or an Affiliate) becomes eligible to participate in this Plan, such Participant's total account in the Engelhard Corporation Savings Plan for Hourly Paid Employees (or such other qualified plan) may be transferred to this Plan at the sole discretion of the committee or its delegate. The Participant's vested interest in the total account transferred shall not be diminished as a result of the transfer."

                    NINTH AMENDMENT TO THE SALARY DEFERRAL
                                 SAVINGS PLAN
                           OF ENGELHARD CORPORATION


    The Salary Deferral Savings Plan of Engelhard Corporation is hereby amended in the following respects, effective as of January 1, 1994:

    1. Section 1.10 is amended by deleting the last sentence thereof and inserting the following in its place:

         "Notwithstanding the foregoing, an Employee's Compensation for any Plan Year in excess of $150,000 as such amount shall be increased due to cost of living increases in accordance with regulations issued from time to time by the Secretary of the Treasury under Section 401(a) (17) of the Code, shall be disregarded for all purposes of the Plan."

    2. Section 3.03 is amended by adding the following sentence at the end of paragraph (c) (vii) thereof:

         "Total Compensation taken into account for any Plan Year shall not include any amounts in excess of $150,000, as adjusted for increases in the cost of living in accordance with regulations issued from time to time by the Secretary of the Treasury under Section 401(a) (17) of the Code."

                                EXHIBIT 28(b):

                       ANNUAL REPORT OF FORM 11-K OF THE
         ENGELHARD CORPORATION SAVINGS PLAN FOR HOURLY PAID EMPLOYEES
      FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1993

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549




                                FORM 11-K


       X        ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
     -----      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1993



              TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
     -----     SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   For the transition period from _______ to ________


                              __________________



         ENGELHARD CORPORATION SAVINGS PLAN FOR HOURLY PAID EMPLOYEES
                           (Full title of the plan)


                             ENGELHARD CORPORATION
                   (Exact name of issuer as specified in its charter)

101 WOOD AVENUE, ISELIN, NEW JERSEY                                  08830
    (Address of principal executive offices)                       (Zip code)


         DELAWARE                                      22-1586002
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

 Item 1.       Changes in the Plan
               See Amendments


Item 2.        Changes in Investment Policy
               None


Item 3.        Contributions Under the Plan
               Contributions under the Plan by Engelhard Corporation (Company) are determined by reference to the participants' tax deferred contribution and are not discretionary.


Item 4.        Participating Employees
               At December 31, 1993, there were approximately 661 employees participating in the Plan.


Item 5.        Administration of the Plan
               (a) The Plan is administered by the Pension and Employee
                   Benefit Plans Committee of the Company (the Committee), the members of which are appointed by the Company to serve until their successors are appointed or until death, resignation or removal. The Committee has full power to determine questions relating to the eligibility of employees to participate in the Plan, to interpret the provisions of the Plan and to adopt regulations for its administration.

The current members of the Committee and their addresses are as follows:

     James V. Napier                              3343 Peachtree Road
     Chairman of the Committee and                East Tower
     Director of the Company                      - Suite 1420
                                                  Atlanta, GA 30326

     Marion H. Antonini                           225 High Ridge Road
     Director of the Company                      Stamford, CT 06905

     Robert L. Guyett                             Engelhard Corporation
     Senior Vice President,                       101 Wood Avenue
     Chief Financial Officer and                  Iselin, NJ 08830
     Director of the Company

     L. Donald LaTorre                            Engelhard Corporation
     Senior Vice President,                       101 Wood Avenue
     Chief Operating Officer                      Iselin, NJ 08830
     and Director of the Company

     Gerald E. Munera                             One DTC
     Director of the Company                      5251 DTC Parkway
                                                  Suite 700
                                                  Englewood, CO 80111

     Norma T. Pace                                100 East 42nd Street
     Director of the Company                      New York, NY 10017

     Reuben F. Richards                           250 Park Avenue
     Chairman of the Board and                    New York, NY 10177
     Director of the Company

     Orin R. Smith                                Engelhard Corporation
     President, Chief Executive                   101 Wood Avenue
     Officer and Director of                      Iselin, NJ 08830
     the Company



           (b) All expenses of the Plan incidental to its administration are paid by the Company. Effective January 1, 1994, certain administrative fees and brokerage commissions will be charged against participant's fund unit value.

 Item 6.        Custodian of Investments
               (a) The Committee has appointed Vanguard Fiduciary Trust Company, P.O. Box 1101 Vanguard Financial Center, Valley Forge, Pennsylvania 19482, as independent Plan Trustee. The Trustee and the Company have entered into a trust agreement setting forth the Trustee's responsibilities under the Plan including maintaining custody of the Plan's investments and records of accounts for participants.

               (b)  The Trustee receives no compensation from the Plan.

               (c) Vanguard Fiduciary Trust Company meets certain ERISA financial criteria and the Company is not required to secure or provide bonds as evidence of financial guarantee.


Item 7.        Reports of Participating Employees
               During each quarter of the plan year, each participant receives an individual participant statement disclosing the status of his or her account during the preceding quarter.


Item 8.        Investment of Funds
               The Company pays brokerage commissions only on investments in Engelhard Corporation common stock.

                                                                    Page
Item 9.  Financial Statements and Exhibits                          No.



         (a) Financial Statements

             Report of Independent Public Accountants                103

             Statements of Financial Condition                    104 - 105
               at December 31, 1993 and 1992

             Statements of Income and Changes in Plan Equity      106 - 108
               for the three years in the period ended
               December 31, 1993
             Notes to Financial Statements                        109 - 112

             Supplemental Schedule                                113 - 114
             Schedule I


         Schedules II and III have been omitted because the required information is shown in the financial statements or the notes thereto.



         (b) Exhibits
             Engelhard Corporation Savings Plan for Hourly             *
             Paid Employees (incorporated by reference to the Engelhard Corporation Registration
             Statement on Form S-8 dated September 6, 1990).

             First, Second, Third, and Fourth Amendments               *
             to the Engelhard Corporation Savings Plan for
             Hourly Paid Employees (Incorporated by reference to the Engelhard Corporation Annual Report Form
             10-K for the fiscal year ended December 31, 1992).

             Fifth, Sixth and Seventh Amendments to the           115 - 118
             Engelhard Corporation Savings Plan for Hourly
             Paid Employees.





*  Incorporated by reference as indicated

                  Report of Independent Public Accountants





To the Pension and Employee Benefit Plans Committee of Engelhard Corporation:


               We have audited the financial statements and the financial statement schedule of the Engelhard Corporation Savings Plan for Hourly Paid Employees listed in the index on Page 129 of this Form 11-K. These financial statements and the financial statement schedule are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

               We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

               In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Engelhard Corporation Savings Plan for Hourly Paid Employees as of December 31, 1993 and 1992, and the results of its operations for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                                                 COOPERS & LYBRAND




New York, New York
March 24, 1994









                                     -103-

                           Engelhard Corporation Savings Plan for Hourly Paid Employees
                                               Statement of Financial Condition
                                                     at December 31, 1993






                                          Company Stock     Fixed Income        Balanced     Equity Index
                                           Fund               Fund               Fund           Fund             Combined
                                             ----------      -----------        ---------    ------------     -----------
Assets:

Investments, at fair value
 (combined cost of $2,865,749)               $1,320,006       $1,285,061        $224,821         $254,653      $3,084,541


Contributions Receivable:
   Participants                                  55,852           60,162          12,009           13,250         141,273
   Engelhard Corporation                         10,063             -               -                -             10,063
                                             ----------      -----------        ---------    ------------     -----------
                                             $1,385,921       $1,345,223        $236,830         $267,903      $3,235,877



Liabilities and Plan Equity:

Plan equity                                  $1,385,921       $1,345,223        $236,830         $267,903      $3,235,877
                                             ==========      ===========        =========    ============     ===========





                   See Accompanying Notes to Financial Statements

            Engelhard Corporation Savings Plan for Hourly Paid Employees
                              Statement of Financial Condition
                                      at December 31, 1992






                                            Company Stock     Fixed Income        Balanced     Equity Index
                                              Fund               Fund               Fund           Fund        Combined
                                             ----------      -----------        ---------    ------------     -----------

Assets:

Investments, at fair value                     $690,070         $743,477        $113,823         $135,602      $1,682,972
 (combined cost of $1,470,182)


Contributions Receivable:
   Participants                                  30,932           53,739           7,910            9,246         101,827
   Engelhard Corporation                          8,491             -               -                -              8,491
                                             ----------      -----------        ---------    ------------     -----------
                                               $729,493         $797,216        $121,733         $144,848      $1,793,290


Liabilities and Plan Equity:

Plan equity                                    $729,493         $797,216        $121,733         $144,848      $1,793,290
                                             ==========      ===========        =========    ============     ===========











                    See Accompanying Notes to Financial Statements

            Engelhard Corporation Savings Plan for Hourly Paid Employees
                   Statement of Income and Changes in Plan Equity
                         for the year ended December 31, 1993


                                           Company Stock     Fixed Income        Balanced     Equity Index
                                                Fund           Fund                Fund         Fund            Combined
                                             ----------      -----------        ---------    ------------     -----------

Net Investment Income:
  Dividends                                  $   19,236    $        -         $   14,212       $   28,382      $   61,830
  Interest                                         -              60,754            -                -             60,754
                                             ----------      -----------        ---------    ------------     -----------
                                                 19,236           60,754          14,212           28,382         122,584


Contributions:
  Participants                                  499,512          570,358         102,059          115,863       1,287,792
  Engelhard Corporation                          91,659             -                -               -             91,659
                                             ----------      -----------        ---------    ------------     -----------
                                                591,171          570,358         102,059          115,863       1,379,451


Net realized gain on disposition
  of investments                                  9,261             -                891            1,785          11,937

Unrealized appreciation (depreciation)
  of investments                                  5,899             -              5,214           (5,111)          6,002

Distributions                                   (29,484)         (35,054)         (3,370)          (9,479)        (77,387)

Transfers                                        60,345          (48,051)         (3,909)          (8,385)           -
                                             ----------      -----------        ---------    ------------     -----------
                                                656,428          548,007         115,097          123,055       1,442,587


Plan equity, beginning of year                  729,493          797,216         121,733          144,848       1,793,290
                                             ----------      -----------        ---------    ------------     -----------

Plan equity, end of year                     $1,385,921       $1,345,223        $236,830         $267,903      $3,235,877
                                             ==========      ===========        =========    ============     ===========



                    See Accompanying Notes to Financial Statements

           Engelhard Corporation Savings Plan for Hourly Paid Employees
                  Statement of Income and Changes in Plan Equity
                        for the year ended December 31, 1992


                                           Company Stock     Fixed Income        Balanced     Equity Index
                                               Fund               Fund             Fund           Fund         Combined
                                             ----------      -----------        ---------    ------------     -----------

Net Investment Income:
  Dividends                                   $  10,043     $     -           $    5,363       $    8,301      $   23,707
  Interest                                           97           33,944            -                -             34,041
                                             ----------      -----------        ---------    ------------     -----------
                                                 10,140           33,944           5,363            8,301          57,748


Contributions:
  Participants                                  248,240          485,082          72,086           80,936         886,344
  Engelhard Corporation                          73,438             -               -                -             73,438
                                             ----------      -----------        ---------    ------------     -----------
                                                321,678          485,082          72,086           80,936         959,782


Net realized gain on disposition                  2,400             -                108               (6)          2,502
  of investments

Unrealized appreciation of investments          181,051             -              1,656              472         183,179

Distributions                                    (1,812)          (8,223)         (1,297)            (240)        (11,572)

Transfers                                        27,052          (27,973)           (491)           1,412            -
                                             ----------      -----------        ---------    ------------     -----------
                                                540,509          482,830          77,425           90,875       1,191,639


Plan equity, beginning of year                  188,984          314,386          44,308           53,973         601,651
                                             ----------      -----------        ---------    ------------     -----------

Plan equity, end of year                       $729,493         $797,216        $121,733         $144,848      $1,793,290
                                             ==========      ===========        =========    ============     ===========



                  See Accompanying Notes to Financial Statements

          Engelhard Corporation Savings Plan for Hourly Paid Employees
                     Statement of Income and Changes in Plan Equity
                          for the year ended December 31, 1991


                                          Company Stock     Fixed Income        Balanced     Equity Index
                                                Fund            Fund              Fund           Fund           Combined
                                             ----------      -----------        ---------    ------------     -----------

Net Investment Income:
  Dividends                                $     -          $     -           $    1,841       $    2,450       $   4,291
  Interest                                       -                10,551            -                -             10,551
                                             ----------      -----------        ---------    ------------     -----------
                                                 -                10,551           1,841            2,450          14,842


Contributions:
  Participants                                  120,877          308,068          40,308           50,602         519,855
  Engelhard Corporation                          45,205             -               -                -             45,205
                                             ----------      -----------        ---------    ------------     -----------
                                                166,082          308,068          40,308           50,602         565,060


Net realized gain on disposition                    172             -                 14               66             252
  of investments

Unrealized appreciation of investments           24,354             -              2,443            2,814          29,611

Distributions                                    (1,624)          (4,233)           (298)          (1,959)         (8,114)
                                             ----------      -----------        ---------    ------------     -----------
                                                188,984          314,386          44,308           53,973         601,651


Plan equity, beginning of year                     -                -               -                -               -
                                             ----------      -----------        ---------    ------------     -----------
Plan equity, end of year                       $188,984         $314,386        $ 44,308         $ 53,973        $601,651
                                             ==========      ===========        =========    ============     ===========




                     See Accompanying Notes to Financial Statements




                         Notes to Financial Statements

Note 1 - Description of the Plan

               The Engelhard Corporation Savings Plan for Hourly Paid Employees (the Plan), effective as of January, 1991, is designed to provide eligible employees of Engelhard Corporation (the Company) an opportunity to save part of their income by having the Company reduce their compensation and contribute the amount of the reduction to the Plan on a tax deferred basis.

               The following plan description is provided for general information purposes. Participants of the Plan should refer to the plan document for more detailed and complete information.

Eligibility
Except as specifically included or excluded by the Board of Directors of the Company (the Board), the hourly paid employees of Engelhard Corporation represented by Locals 223, 237 and 238, Independent Workers of North America, Locals 1668, 1668A and 1668B of the United Automobile Workers, Local 170 of the United Steelworkers of America, and, as of January 1, 1994, Local 8-406 of the Oil, Chemical and Atomic Workers International Union who have completed at least one year of service, as defined, are eligible to participate in the Plan as of the first day of the month in which they meet the year of service requirement.

Contributions
The Plan permits eligible employees participating in the Plan (the Participants) to elect to reduce their compensation, as defined, by a whole percentage thereof, subject to limitations, and to have that amount contributed to the Plan and the related taxes deferred.

Matching Contributions
The Company will contribute, on a monthly basis and subject to limitations and exclusions, either cash or common stock of the Company in an amount equal to 10 percent of the amount contributed by the Participants.

Investments
All contributions to the Plan are held and invested by Vanguard Fiduciary Trust Company (the Trustee). The Trustee maintains four separate investment funds within the Trust:

           a) The Company Stock Fund, which consists of assets invested or held for investment in the common stock of the Company. In the event the assets cannot be immediately invested in Company common stock, the funds are invested in short-term securities pending investments in Company common stock.

           b) The Fixed Income Fund, which consists of assets invested in shares of the Vanguard Variable Rate Investment Contract Trust. In the event the assets cannot be immediately invested in such shares or deposited as specified above, the assets are invested in short-term investments at the discretion of the Pension and Employee Benefit Plans Committee (the Committee).

           c) The Balanced Fund, which consists of assets invested in the Vanguard Asset Allocation Fund, which invests in stocks,
                                    -109-
                   bonds and cash reserves for the purpose of maximizing long-term total return with less volatility than a portfolio of common stock.

           d) The Equity Index Fund, which consists of assets invested in the Vanguard Quantitative Portfolio, which invests primarily in common stocks for the purpose of realizing a total return greater than the Standard & Poor's 500 Index while maintaining fundamental investment characteristics similar to such Index.



    Participants have the right to elect, subject to restrictions, in which investment fund or funds their contributions are invested. All matching contributions are invested in the Company Stock Fund.


    The number of Participants in each fund was as follows at December 31:



Participants                                    1993               1992
                                            ---------           ---------


Common Stock Fund                               599                  462
Fixed Income Fund                               396                  342
Balanced Fund                                   136                  104
Equity Index Fund                               145                  118


            The total number of Participants in the Plan was less than the sum of the number of Participants shown above because many were participating in more than one fund.


               The number of units representing Participant interests in each fund and the related net asset value per unit were as follows at December 31:


Participant interests
                                  Company Stock       Fixed Income           Balanced        Equity Index
                                      Fund                 Fund                Fund              Fund
                                 ---------------      ------------         -----------      -------------



1993:
Units                                  50,051           1,345,223             16,390              16,286
Value per unit                         $27.69               $1.00             $14.45              $16.45

1992:
Units                                  27,993             797,216              8,925               8,886
Value per unit                         $26.06               $1.00             $13.64              $16.30

                                     -110-



Vesting
Participants at all times have a fully vested and non-forfeitable interest in their contributions and in the matching contributions allocated to their account.

Termination
Although it expects and intends to continue the Plan indefinitely, the Company has reserved the right of the Board to terminate or amend the Plan.

Distributions and Withdrawals
All distributions and withdrawals from the Plan are made to Participants in a lump sum cash payment except those amounts distributed from the Company Stock Fund which may, at the Participant's election, be paid in full shares of the Company's Common Stock with cash paid in lieu of fractional shares.

Note 2 -       Accounting Policies

               The accounts of the Plan are maintained on an accrual basis. Purchases and sales of investments are reflected on a trade date basis. Assets of the Plan are valued at fair value. Gains and losses on distributions to participants and sales of investments are based on average cost. Certain prior year amounts have been reclassified to conform with the current year presentation.

Note 3 -       Income Tax Status

               The Plan and the Trust created thereunder are intended to qualify under Section 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended (the Code) and the Plan includes a cash or deferred arrangement intended to meet the requirements of Section 401(k) of the Code. The Internal Revenue Service has issued a favorable determination letter as to the Plan's qualified status under the Code. Amounts contributed to and earned by the Plan are not taxed to the employee until a distribution from the Plan is made. In addition, any unrealized appreciation on any shares of common stock of the Company distributed to an employee is not taxed until the time of disposition of such shares.

Note 4 -       Administrative Expenses

               All expenses of the Plan are paid for by the Company. Investment advisory fees for portfolio management of Vanguard funds are paid directly from fund earnings. Advisory fees are included in the fund expense ratio and will not reduce the assets of the Plan. Brokerage commissions paid to purchase Engelhard Corporation common stock are paid for by the Company. Effective January 1, 1994, certain administrative fees and brokerage commissions will be charged against each participant's unit value.


Note 5 -       Concentrations of Credit Risk

               Financial instruments which potentially subject the Plan to concentrations of credit risk consist principally of investment contracts with insurance and other financial institutions. The Plan places its investment contracts with high-credit quality institutions and, by policy, limits the amount of credit exposure to any one financial institutions.

                                     -111-


 Note 6 -       Investments

               Investments in the Common Stock of the Company are valued at the readily-available, quoted market price as of the valuation date and investments in the Vanguard Funds are valued based on the quoted net asset value (redemption value) of the respective investment company as of the valuation date.


The net realized gain on disposition of investments was computed as follows:


                                               Company Stock              Balanced         Equity Index
                                                    Fund                    Fund               Fund              Combined
                                                ----------            ----------           ----------           ----------

Year ended December 31, 1993 -
  Amount realized                                 $ 45,185             $  12,115            $  19,261
  Cost-average                                      35,924                11,224               17,476
  Net realized gain                                  9,261                   891                1,785             $ 11,937

Year ended December 31, 1992 -
  Amount realized                                 $ 16,127             $   2,542            $     717
  Cost-average                                      13,727                 2,434                  723
  Net realized gain (loss)                           2,400                   108                   (6)             $ 2,502

Year ended December 31, 1991 -
  Amount realized                                 $  1,624             $     298            $   1,960
  Cost-average                                       1,452                   284                1,894
  Net realized gain                                    172                    14                   66              $   252


                    The net unrealized appreciation of investments held was computed as follows:



                                               Company Stock            Balanced         Equity Index
                                                   Fund                   Fund               Fund                Combined
                                                ----------            ----------           ----------           ----------
Year ended December 31, 1993 -
  Balance, beginning of year                      $205,405            $   4,099            $   3,286              $212,790
  Net change                                         5,899                5,214               (5,111)                6,002
  Balance, end of year                             211,304                9,313               (1,825)              218,792

Year ended December 31, 1992 -
  Balance, beginning of year                      $ 24,354            $   2,443            $   2,814              $ 29,611
  Net change                                       181,051                1,656                  472               183,179
  Balance, end of year                             205,405                4,099                3,286               212,790

Year ended December 31, 1991 -
  Balance, beginning of year                   $    -               $    -               $    -                $    -
  Net change                                        24,354                2,443                2,814                29,611
  Balance, end of year                              24,354                2,443                2,814                29,611

                                      -112-


                                                                 Schedule I

               Engelhard Corporation Savings Plan for Hourly Employees
                            Schedule of Investments
                             at December 31, 1993



                                                            Approximate
                                         Cost              Market Value
                                     ----------           -------------




Company Stock Fund
- -------------------
Common Stock of                      $1,096,878              $1,308,182
Engelhard Corporation
  (53,669 shares)

Cash equivalents                         11,824                  11,824


Fixed Income Fund
- ------------------
Vanguard Variable Rate                1,285,061               1,285,061
Investment Contract Trust


Balanced Fund
- --------------
Vanguard Asset Allocation               215,508                 224,821
 Fund


Equity Index Fund
- ------------------
Vanguard Quantitative                   256,478                 254,653
Portfolio
                                     ----------           -------------

    Total                            $2,865,749              $3,084,541
                                     ==========           =============

                                                                  Schedule I

         Engelhard Corporation Savings Plan for Hourly Employees
                          Schedule of Investments
                            at December 31, 1992





                                                           Approximate
                                        Cost               Market Value
                                     ----------           -------------

Company Stock Fund
- -------------------
Common Stock of                     $  481,064              $  686,469
Engelhard Corporation
  (19,970 shares)

Cash equivalents                         3,601                   3,601


Fixed Income Fund
- ------------------
Vanguard Variable Rate                 743,477                 743,477
Investment Contract Trust


Balanced Fund
- --------------
Vanguard Asset Allocation              109,724                 113,823
 Fund


Equity Index Fund
- ------------------
Vanguard Quantitative                  132,316                 135,602
Portfolio
                                     ----------           -------------
 Total                              $1,470,182              $1,682,972
                                    ===========           =============

                             FIFTH AMENDMENT TO THE
                       ENGELHARD CORPORATION SAVINGS PLAN
                           FOR HOURLY PAID EMPLOYEES


     The Engelhard Corporation Savings Plan for Hourly Paid Employees is hereby amended in the following respects, effective as of January 1, 1993:

    1. Appendix A to the Plan is amended by adding the following at the end thereof:

         "4. Hourly-paid employees of Engelhard Corporation represented by Local 170 of the United Steelworkers of America.

         a.  Effective Date (Section 1.13).

             January 1, 1993.

         b.  Eligibility Requirement (Section 2.01).

             Employees in the employ of the Employer on or before November 24, 1992 are eligible as of the Effective Date; individuals hired after November 24, 1992 are eligible following completion of one year of Eligibility Service.

         c.  Maximum Deferral Percentage (Section 3.01).

             15%

         d.  Matching Percentage (Section 3.02).

             0% -- No Matching Contribution.

         e.  Investment Funds (Section 5.02).

             Fixed Income Fund, Balanced Fund, Equity Index Fund.

         f.  Withdrawals (Section 7.01).  Permitted.

         g.  Loans (Section 7.04).  Not Permitted."

                                             SIXTH AMENDMENT TO THE
                                       ENGELHARD CORPORATION SAVINGS PLAN
                                            FOR HOURLY PAID EMPLOYEES


    The Engelhard Corporation Savings Plan for Hourly Paid Employees is hereb amended in the following respects, effective as of the dates set forth below:

    1. Effective as of January 1, 1994, Section 5.03 is amended by adding the following sentence at the end thereof:

         "The Trustee shall be obligated to comply with a Participant's instructions as to investment elections made in accordance with this
         Section 5.03, except as otherwise provided in Department of Labor Regulations S 2550.404c-1(b) (2) (ii) (B) and (d) (2) (ii), and a Participant shall be given an opportunity to obtain written confirmation of telephonic instructions to the Trustee."

    2. Effective as of January 1, 1994, Section 5.05 is amended by adding the following sentence at the end thereof:

         "The Trustee shall be obligated to comply with a Participant's instructions as to investment elections made in accordance with this
         Section 5.05, except as otherwise provided in Department of Labor Regulations S 2550.404c-1(b) (2) (ii) (B) and (d) (2) (ii), and a Participant shall be given an opportunity to obtain written confirmation of telephonic instructions to the Trustee."

    3. Effective as of August 5, 1993, Section 10.01 is amended by adding at the end thereof the following:

         "Payments pursuant to a qualified domestic relations order may be made to an alternate payee prior to the Participant's earliest retirement age, within the meaning of Section 414(p) (4) (B) of the Code."

    4. Effective as of August 5, 1993, Article XV is amended by adding at the end thereof the following new Section 15.07:

         "15.07. If a Participant transfers to a position with the Company or an Affiliate which is not covered by the Plan and the Participant, after the transfer, is qualified for participation in the Salary Deferral Savings Plan of Engelhard Corporation (or any other qualified plan maintained by the Company or an Affiliate), then such Participant's entire Account balance may be transferred to the Salary Deferral Savings Plan of Engelhard Corporation (or such other qualified plan), at the sole discretion of the Committee or its delegate, and after such transfer the Participant shall have no further interest in this Plan."

    5. Effective as of January 1, 1994, Appendix A to the Plan is amended by adding the following at the end thereof:

         "5. Hourly-paid employees of Engelhard Corporation represented by Local 8-406 of the Oil, Chemical & Atomic Workers International Union.

         a.  Effective Date (Section 1.13).
             January 1, 1994

         b.  Eligibility Requirement (Section 2.01).
             Employees in the employ of the Employer on or before March 26, 1993 are eligible as of the Effective Date; individuals hired after March 26, 1993 are eligible following completion of one year of Eligibility Service.

         c.  Maximum Deferral Percentage (Section 3.01).
             10%

         d.  Matching Percentage (Section 3.02).
             10% of Tax Deferred Contributions, up to 0.6% of Compensation.

         e.  Investment Funds (Section 5.02).
             Fixed Income Fund, Balanced Fund, Equity Index Fund.

         f.  Withdrawals (Section 7.01). Permitted.

         g.   Loans (Section 7.04). Not Permitted."

                            SEVENTH AMENDMENT TO THE
                       ENGELHARD CORPORATION SAVINGS PLAN
                           FOR HOURLY PAID EMPLOYEES


    The Engelhard Corporation Savings Plan for Hourly Paid Employees is hereby amended in the following respects, effective as of January 1, 1994:

    1. Section 1.10 is amended by deleting the last sentence thereof and inserting the following in its place:

         "Notwithstanding the foregoing, an Employee's Compensation for any Plan Year in excess of $150,000, as such amount shall be increased due to cost of living increases in accordance with regulations issued from time to time by the Secretary of the Treasury under Section 401(a)
         (17) of the Code, shall be disregarded for all purposes of the Plan."

    2. Section 3.03 is amended by adding the following sentence at the end of paragraph (c) (vii) thereof:

         "Total Compensation taken into account for any Plan Year shall not include any amounts in excess of $150,000, as adjusted for increases in the cost of living in accordance with regulations issued from time to time by the Secretary of the Treasury under Section 401 (a) (17) of the Code."

    3. Appendix A to the Plan is amended by deleting part c. of paragraph 5 thereof and inserting the following in its place:

          "c. Maximum Deferral Percentage (Section 3.01).
              15%."