Form 10-Q
period 1994-03-31
ENGELHARD CORP
filed 1994-05-13
CIK 352947

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
             ________________________________________________

                                 FORM 10-Q
      (Mark One)

       X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      ___           OF THE SECURITIES EXCHANGE ACT OF 1934
             --------------------------------------------------

               For the quarterly period ended March 31, 1994

                                    OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             --------------------------------------------------

             For the transition period from _______ to _______

                        Commission file name 1-8142

                           ENGELHARD CORPORATION
          (Exact name of Registrant as specified in its charter)

           DELAWARE                           22-1586002
(State or other jurisdiction of     (IRS Employer Identification
incorporation or organization       Number)

101 WOOD AVENUE, ISELIN, NEW JERSEY                  08830
(Address of principal executive offices)          (Zip Code)



                              (908) 205-5000
            (Registrant's telephone number including area code)

                              Not Applicable
           (Former name, former address and former fiscal year,
                       if change since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and
(2) has been subject to such filing requirements for the past 90 days.

                  Yes  X       No
                     -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock            Outstanding at April 30, 1994
   $1 par value                           96,607,903


                                 PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                      ENGELHARD CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                (thousands except per share data)

                                           (Unaudited)
                                                                         Three Months Ended
                                                                              March 31,
                                                                          1994          1993
                                                                     ----------     ----------
Net sales                                                            $  557,737     $  490,183
Cost of sales                                                           467,895        411,539
                                                                     ----------     ----------

    Gross profit                                                         89,842         78,644

Selling, administrative and other expenses                               55,163         56,143
                                                                     ----------     ----------

    Earnings from operations                                             34,679         22,501

Equity in (loss) earnings of affiliates                                    (147)           252
Gain on sale of investment                                                    -         10,145
Net interest expense                                                      4,194          3,244
                                                                     ----------     ----------
    Earnings before income taxes and cumulative
      effect of an accounting change                                     30,338         29,654

Income tax expense                                                        7,584          7,473
                                                                     ----------     ----------
    Net earnings before cumulative
      effect of an accounting change                                     22,754         22,181

Cumulative effect of an accounting change                                     -        (16,000)
                                                                     ----------     ----------

    Net earnings                                                     $   22,754     $    6,181
                                                                     ==========     ==========
Net earnings per share
    Before cumulative effect of an accounting change                       $.24         $  .22
    Cumulative effect of an accounting change                                 -           (.16)
                                                                     ----------     ----------

    Net earnings                                                           $.24         $  .06
                                                                     ==========     ==========

Cash dividends paid per share                                              $.11           $.10
                                                                     ==========     ==========


Average number of shares outstanding                                     96,318         98,714
                                                                     ==========     ==========
                     See Note to Condensed Consolidated Financial Statements

                                      ENGELHARD CORPORATION
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (thousands)

                                           (Unaudited)





                                                                      March 31,    December 31,
                                                                         1994          1993
                                                                     ----------    -----------

Cash                                                                 $   24,876     $   25,613
Receivables                                                             240,559        230,593
Inventories                                                             217,925        216,279
Other current assets                                                     49,908         44,095
                                                                     ----------     ----------

    Total current assets                                                533,268        516,580

Investments                                                             117,321         97,147
Property, plant and equipment, net                                      500,248        494,440
Other noncurrent assets                                                 174,879        170,931
                                                                     ----------     ----------

    Total assets                                                     $1,325,716     $1,279,098
                                                                     ==========     ==========


Short-term borrowings                                                $  114,149     $   99,987
Current maturities of long-term debt                                        452            440
Accounts payable                                                         79,262         56,342
Other current liabilities                                               287,011        305,968
                                                                     ----------     ----------

    Total current liabilities                                           480,874        462,737

Long-term debt                                                          112,071        112,240
Other noncurrent liabilities                                            171,373        170,256
Deferred income taxes                                                     3,627          2,547
Shareholders' equity                                                    557,771        531,318
                                                                     ----------     ----------

    Total liabilities and shareholders' equity                       $1,325,716     $1,279,098
                                                                     ==========     ==========



                     See Note to Condensed Consolidated Financial Statements



                                      ENGELHARD CORPORATION
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (thousands)

                                           (Unaudited)
                                                                         Three Months Ended
                                                                              March 31,
                                                                         1994          1993
                                                                     ----------     ----------

Cash flows from operating activities
   Net earnings                                                      $   22,754     $    6,181
   Adjustments to reconcile net earnings to
    net cash provided by operating activities
    Depreciation, depletion and amortization                             17,224         17,291
    Cumulative effect of an accounting change                                 -         16,000
    Gain on sale of investment                                                -        (10,145)
    Equity loss (earnings), net of dividends                                147           (252)
   Change in assets and liabilities                                      (8,895)       (24,601)
                                                                     ----------     ----------

    Net cash provided by operating activities                            31,230          4,474
                                                                     ----------     ----------

Cash flows from investing activities
   Capital expenditures, net                                            (18,344)       (18,555)
   Proceeds from sale of investment                                           -         39,787
   Acquisition of business and investment, net                          (19,250)             -
   Other                                                                 (3,114)        (3,500)
                                                                     ----------     ----------

    Net cash (used in) provided by investing activities                 (40,708)        17,732
                                                                     ----------     ----------

Cash flows from financing activities
   Net change in debt                                                    13,950         (6,460)
   Dividends paid                                                       (10,626)        (9,898)
   Other                                                                  4,861        (11,241)
                                                                     ----------     ----------

    Net cash provided by (used in) financing activities                   8,185        (27,599)
                                                                     ----------     ----------

Effect of exchange rate changes on cash                                     556           (453)
                                                                     ----------     ----------

    Net change in cash                                                     (737)        (5,846)
    Cash at beginning of year                                            25,613         31,326
                                                                     ----------     ----------

    Cash at end of period                                            $   24,876     $   25,480
                                                                     ==========     ==========

                     See Note to Condensed Consolidated Financial Statements

                                        ENGELHARD CORPORATION
                                    INDUSTRY SEGMENT INFORMATION
                                             (thousands)

                                             (Unaudited)




                                                                     Three Months Ended
                                                                           March 31,

                                                                     1994            1993
                                                                ----------     -----------

Net sales
   Catalysts and Chemicals                                           $  136,067     $  135,442
   Pigments and Additives                                                88,322         91,452
   Engineered Materials and
    Precious Metals Management                                          333,348        263,289
                                                                     ----------     ----------

                                                                     $  557,737     $  490,183
                                                                     ==========     ==========


Operating earnings
   Catalysts and Chemicals                                           $   20,415     $   14,658
   Pigments and Additives                                                13,103         10,551
   Engineered Materials and
    Precious Metals Management                                            7,447          4,343
                                                                     ----------     ----------

                                                                         40,965         29,552


Equity (loss) earnings                                                     (147)           252
Gain on sale of investment                                                    -         10,145
Interest and other expenses, net                                        (10,480)       (10,295)
                                                                     ----------     ----------

    Earnings before income taxes and
      cumulative effect of an accounting change                       $   30,338    $   29,654
                                                                      ==========    ==========




                       See Note to Condensed Consolidated Financial Statements




Note to Condensed Consolidated Financial Statements
- - ---------------------------------------------------

          The unaudited condensed consolidated financial statements of Engelhard Corporation and subsidiaries (the Company) contain all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. The 1993 financial statements have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" and the September 30, 1993 three-for-two stock split. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1993 Annual Report to Shareholders.

                 Management's Discussion and Analysis of
Item 2.       Financial Condition and Results of Operations
- - -------       ---------------------------------------------

                          Results of Operations
                          ---------------------

Comparison of the First Quarter of 1994
With the First Quarter of 1993
- - ---------------------------------------

          Earnings before income taxes and cumulative effect of accounting changes for the first quarter of 1994 were $30.3 million compared with $29.7 million in 1993. The 1993 quarter included a pretax gain of $10.1 million from the sale of the Company's share of M&T Harshaw, a base-metal plating business. Excluding this gain, earnings before income taxes and cumulative effect of accounting changes were up 56 percent from the prior year. The increase was primarily due to a 39 percent increase in operating earnings as all three business segments reported higher results. Higher net interest expense reflects higher average debt balances during the period.

          Net earnings before the cumulative effect of an accounting change for the first quarter of 1994 were $22.8 million compared with $22.2 million in 1993. The effective tax rate in 1994 was
25.0 percent compared with 25.2 percent for the same period last year.

          In 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits". The impact of the change on 1993 results was a one-time, noncash charge of $16.0 million ($.16 per share). After reflecting the cumulative effect in the first quarter of 1993, the restated results were $6.2 million ($.06 per share) compared with net earnings of $22.8 million in 1994 ($.24 per share).

          Net sales for the first quarter of 1994 increased 14 percent to $557.7 million from $490.2 million for the same quarter in 1993. The increase was primarily attributable to the Engineered
                                  - 7 -


Materials and Precious Metals Management segment reflecting higher volumes.

Catalysts and Chemicals
- - -----------------------
          Operating earnings increased 39 percent to $20.4 million in the first quarter of 1994 from $14.7 million in the same period of 1993 while net sales increased slightly to $136.1 million in 1994 from $135.4 in 1993.

          Higher earnings were contributed by all groups. The Environmental Catalysts Group had increased earnings largely due to sales of new diesel emission control catalysts for trucks and buses in the U.S. In the Petroleum Catalysts Group strong demand resulted in higher shipments of its Fluid Catalytic Cracking Catalysts while Moving Bed volumes declined. The Chemical Catalysts Group continues to benefit from lower costs which helped to offset lower Base Metal volumes.

Pigments and Additives
- - ----------------------

          Operating earnings increased 24 percent to $13.1 million in the first quarter of 1994 from $10.6 million in the same period of 1993 while net sales decreased three percent to $88.3 million in 1994 from $91.5 million in 1993.

          Earnings increased for both business groups. The increase in the Paper Pigments and Chemicals Group was due to lower operating costs which offset lower pricing, unfavorable volumes, and the impact of severe winter conditions. The increase in the Specialty Minerals and Colors Group was due to higher volumes, lower manufacturing costs and some higher pricing.

Engineered Materials and Precious Metals Management
- - ---------------------------------------------------

          Operating earnings increased 71 percent to $7.4 million in the first quarter of 1994 from $4.3 million in the same period of 1993 and net sales increased 27 percent to $333.3 million in 1994 from $263.3 million in 1993.

          Earnings increased for both business groups. The Engineered Materials Group benefitted significantly from cost savings and strong domestic volumes. Current market conditions helped to increase the earnings of the Precious Metals Management Group.

                     Capital Resources and Liquidity
                     -------------------------------

          At March 31, 1994 the Company's current ratio was 1.1 and the total debt to total capital ratio was 29 percent, both the same as at December 31, 1993.

          Management believes that the combination of the Company's cash on hand, ongoing cash flow and the ability to access credit
                                  - 8 -


and capital markets will be adequate to finance its working capital requirements and capital expenditure programs.



                              Other Matters
                              -------------

          In early 1994, the Company and ICC Technologies, Inc.
formed Engelhard/ICC, a jointly owned partnership, to develop and commercialize air conditioning and air treatment systems.

          In March 1994, the Company completed its purchase of the assets of the sorbents and moving bed catalysts business of Solvay Catalysts, GmbH, in Nienburg, Germany.

                       Part II - Other Information
                       ---------------------------

Item 4.   Results of Votes of Security Holders

          (a) The Company's Annual Meeting of the Shareholders was held May 5, 1994.

          (b)     Results of votes.


The following members were elected to the Company's Board of Directors to serve three-year terms expiring in 1997:

     Nominee                  In Favor            Withheld
     -------                  --------            --------

     Marion H. Antonini       90,749,549          61,049
     Anthony W. Lea           90,787,338          23,260
     Douglas G. Watson        90,808,341           2,257


Coopers & Lybrand was reappointed as Independent Public
Accountants - For - 91,434,944, Against - 182,242, Abstain - 140,192.


Item 6.   Exhibits and Reports on Form 8-K
- - -------   --------------------------------

          There were no reports on Form 8-K during the quarter ended March 31, 1994.










                                  - 9 -






                                SIGNATURES
                                ----------

          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         ENGELHARD CORPORATION
                                         ---------------------

                                              (Registrant)






Date     May 13 , 1994                         /s/ Orin R.  Smith
      -------------------                ------------------------------
                                                  Orin R. Smith
                                                  President and
                                             Chief Executive Officer







Date     May 13, 1994                          /s/ Robert L.  Guyett
      -------------------                ------------------------------
                                                  Robert L. Guyett
                                             Senior Vice President and
                                              Chief Financial Officer






Date     May 13, 1994                          /s/ Martin J.  Connor, Jr.
      -------------------                --------------------------------
                                                  Martin J. Connor, Jr.
                                                       Controller