Form 10-Q
period 1994-06-30
ENGELHARD CORP
filed 1994-08-12
CIK 352947

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

               ------------------------------------------------

                                   FORM 10-Q
      (Mark One)

       X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      ---           OF THE SECURITIES EXCHANGE ACT OF 1934
               ------------------------------------------------
                 For the quarterly period ended June 30, 1994

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               ------------------------------------------------


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

                               Yes   X       No
                                   -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock            Outstanding at July 29, 1994
   $1 par value                           95,842,160

                                                             - 2 -

                                                PART  I - FINANCIAL INFORMATION
Item 1 - Financial Statements
- -----------------------------
                                                      Engelhard Corporation
                                          Condensed Consolidated Statements of Earnings
                                                (Thousands except per share data)
                                                           (unaudited)

                                                               Three Months Ended                  Six Months Ended
                                                                    June 30,                            June 30,
                                                            ------------------------          --------------------------
                                                                1994            1993                1994            1993
                                                            --------        --------          ----------      ----------
   Net sales                                                $633,366        $563,229          $1,191,103      $1,053,412
   Cost of sales                                             528,989         469,792             996,884         881,331
                                                            --------        --------          ----------      ----------

      Gross profit                                           104,377          93,437             194,219         172,081

   Selling, administrative and other expenses                 57,064          52,472             112,227         108,615
                                                            --------        --------          ----------      ----------

      Earnings from operations                                47,313          40,965              81,992          63,466

   Equity in earnings of affiliates                              510             857                 363           1,109
   Gain on sale of investment                                      -               -                   -          10,145
   Net interest expense                                        5,328           3,757               9,522           7,001
                                                            --------        --------          ----------      ----------
      Earnings before income taxes and
         cumulative effect of an accounting change            42,495          38,065              72,833          67,719


   Income tax expense                                         10,624           9,592              18,208          17,065
                                                            --------        --------          ----------       ---------
      Net earnings before cumulative effect
         of an accounting change                              31,871          28,473              54,625          50,654

   Cumulative effect of an accounting change                       -               -                   -         (16,000)
                                                            --------        --------          ----------       ---------

      Net earnings                                           $31,871         $28,473             $54,625         $34,654
                                                            ========        ========          ==========       =========

   Net earnings per share
      Before cumulative effect of an accounting change         $0.33           $0.29               $0.57           $0.51
      Cumulative effect of an acccounting change                   -               -                   -           (0.16)
                                                            --------        --------          ----------       ---------
           Net earnings                                        $0.33           $0.29               $0.57           $0.35
                                                            ========        ========          ==========       =========
   Cash dividends paid per share                               $0.11           $0.10               $0.22           $0.20
                                                            ========        ========          ==========       =========
   Average number of shares outstanding                       96,621          96,994              96,470          97,851
                                                            ========        ========          ==========       =========

                                     See Note to Condensed Consolidated Financial Statements

                                                              - 3 -



                                                      Engelhard Corporation
                                              Condensed Consolidated Balance Sheets
                                                           (Thousands)
                                                           (unaudited)





                                                                      June 30,    December 31,
                                                                          1994            1993
                                                                  ------------    ------------
      Cash                                                             $17,524         $25,613
      Receivables                                                      244,721         230,593
      Inventories                                                      231,046         216,279
      Other current assets                                              55,263          44,095
                                                                  ------------    ------------
                                                                       548,554         516,580

      Investments                                                      114,727          97,147
      Property, plant and equipment, net                               510,668         494,440
      Other noncurrent assets                                          181,092         170,931
                                                                  ------------    ------------
         Total assets                                               $1,355,041      $1,279,098
                                                                  ============    ============

      Short-term borrowings                                           $108,795         $99,987
      Current maturities of long-term debt                                 458             440
      Accounts payable                                                  79,023          56,342
      Other current liabilities                                        294,343         305,968
                                                                  ------------    ------------
         Total current liabilities                                     482,619         462,737

      Long-term debt                                                   112,091         112,240
      Other noncurrent liabilities                                     170,105         170,256
      Deferred income taxes                                              4,998           2,547
      Shareholders' equity                                             585,228         531,318
                                                                  ------------    ------------
         Total liabilities and
              shareholders' equity                                  $1,355,041      $1,279,098
                                                                  ============    ============



                                     See Note to Condensed Consolidated Financial Statements








                                                              - 4 -



                                                      Engelhard Corporation
                                         Condensed Consolidated Statements of Cash Flows
                                                           (Thousands)
                                                           (unaudited)



                                                                         Six Months Ended
                                                                             June 30,
                                                                 ---------------------------
                                                                        1993            1994
                                                                    -----------     -----------
Cash flows from operating activities

   Net earnings                                                      $54,625         $34,654
   Adjustments to reconcile net earnings to net cash
   provided by operating activities
       Depreciation, depletion and amortization                       34,659          34,585
       Cumulative effect of an accounting change                           -          16,000
       Gain on sale of investment                                          -         (10,145)
       Equity earnings, net of dividends                                  91           1,013
   Change in assets and liabilities                                  (30,743)        (14,674)
                                                                  ----------     -----------
       Net cash provided by operating activities                      58,632          61,433
                                                                  ----------     -----------

Cash flows from investing activities
   Capital expenditures, net                                         (42,456)        (44,603)
   Acquisition of business and investment                            (19,250)              -
   Proceeds from sale of investment                                        -          39,787
   Other                                                                 107             461
                                                                  ----------     -----------
         Net cash used in investing activities                       (61,599)         (4,355)
                                                                  ----------     -----------

Cash flows from financing activities
   Increase in short-term borrowings, net                              8,808          35,649
   Dividends paid                                                    (21,863)        (19,498)
   Other                                                               7,479         (75,566)
                                                                  ----------     -----------
       Net cash used in financing activities                          (5,576)        (59,415)

Effect of exchange rate changes on cash                                  454            (996)
                                                                  ----------     -----------
       Net change in cash                                             (8,089)         (3,333)
       Cash at beginning of year                                      25,613          31,326
                                                                  ----------     -----------

       Cash at end of period                                         $17,524         $27,993
                                                                  ==========     ===========


                                     See Note to Condensed Consolidated Financial Statements

                                                              - 5 -





                                                      Engelhard Corporation
                                                   Industry Segment Information
                                                           (Thousands)
                                                           (unaudited)







                                                           Three Months Ended              Six Months Ended
                                                                June 30,                        June 30,
                                                      --------------------------------------------------------
                                                           1994             1993            1994          1993
                                                       --------         --------       ---------      --------
Net Sales
    Catalysts and Chemicals                             $143,286        $142,161        $279,353      $277,603
    Pigments and Additives                                95,014          96,181         183,336       187,633
    Engineered Materials and
      Precious Metals Management                         395,066         324,887         728,414       588,176
                                                       ---------        --------       ---------     ---------

                                                        $633,366        $563,229      $1,191,103    $1,053,412
                                                       =========        ========       =========     =========

Operating Earnings
    Catalysts and Chemicals                              $23,788         $21,863         $44,203       $36,521
    Pigments and Additives                                17,922          15,662          31,025        26,213
    Engineered Materials and
      Precious Metals Managememt                           9,641           8,893          17,088        13,236
                                                       ---------        --------       ---------     ---------

                                                          51,351          46,418          92,316        75,970

Equity earnings                                              510             857             363         1,109
Gain on sale of investment                                     -               -               -        10,145
Interest and other expenses, net                          (9,366)         (9,210)        (19,846)      (19,505)
                                                       ---------        --------       ----------    ---------

          Earnings before income taxes and
              cumulative effect of an accounting change  $42,495         $38,065          $72,833       $67,719
                                                      ==========       =========       ==========     =========





                                     See Note to Condensed Consolidated Financial Statements



Note to Condensed Consolidated Financial Statements
- ---------------------------------------------------

         The unaudited condensed consolidated financial statements of Engelhard Corporation and subsidiaries (the "Company") contain all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The 1993 financial statements have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" and the September 30, 1993 three-for-two stock split. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1993 Annual Report to Shareholders.

         Management's Discussion and Analysis of
Item 2.  Financial Condition and Results of Operations
- -------  ---------------------------------------------

                             Results of Operations
                             ---------------------

Comparison of the Second Quarter of 1994
With the Second Quarter of 1993
- ----------------------------------------

         Earnings before income taxes for the second quarter of 1994 increased 12 percent to $42.5 million compared with $38.1 million in the second quarter of 1993 primarily due to higher earnings from all business segments partially offset by increased net interest expense as a result of higher average debt balances and rates. Equity in earnings of affiliates was down for the second quarter of 1994 compared with last year.

         Net earnings for the second quarter of 1994 were $31.9 million or $.33 per share, a 12 percent increase from $28.5 million or $.29 per share for the same quarter in 1993. The effective tax rate in 1994 was 25 percent compared with 25.2 percent for the same period last year. Average shares outstanding were substantially the same for both periods.

         Net sales for the second quarter of 1994 increased 12 percent to $633.4 million compared with $563.2 million for the same quarter in 1993. The increase was primarily attributable to the Engineered Materials and Precious Metals Management segment and reflected higher precious metal volumes and prices of certain precious metals.

Catalysts and Chemicals
- -----------------------

         Operating earnings increased 9 percent to $23.8 million in the second quarter of 1994 compared with $21.9 million in the same period of 1993. Net sales increased slightly to $143.3 million in 1994 from $142.2 million in 1993.

         Significantly higher earnings from the Environmental and Petroleum Catalysts Groups more than offset lower earnings from the Chemical Catalysts Group. The increase in the Environmental Catalysts Group is primarily due to sales of the new diesel emissions control catalysts to the truck and bus markets, as well as a continuing strong demand for autocatalysts in North America. In the Petroleum Catalysts Group, the increase in earnings resulted from higher shipments of its fluid catalytic cracking and moving bed catalysts. The Chemical Catalysts Group had lower North American volumes of base metal catalysts which were partially offset by reductions in manufacturing costs as a result of its reengineering programs.

Pigments and Additives
- ----------------------

         Operating earnings increased 14 percent to $17.9 million in the second quarter of 1994 compared with $15.7 million in the same period of 1993. Net sales in 1994 were down slightly to $95.0 million from $96.2 million in the second quarter of 1993.

         Earnings for the Paper Pigments and Chemicals Group were down slightly while the Specialty Minerals and Colors Group showed a significant improvement. The slight decline in the Paper Pigments and Chemicals Group was primarily due to lower volume and pricing for hydrous products which was offset by reductions in manufacturing costs as a result of its reengineering programs. The Specialty Minerals and Colors Group benefitted from higher volumes and sales prices as well as favorable plant costs.

Engineered Materials and Precious Metals Management
- ---------------------------------------------------

         Operating earnings increased 8 percent to $9.6 million in the second quarter of 1994 compared with $8.9 million in the same period of 1993. Net sales in 1994 increased significantly to $395.1 million from $324.9 million in 1993.

         Higher earnings from the Engineered Materials Group were partially offset by lower earnings from the Precious Metals Management Group. The Engineered Materials Group experienced substantial cost savings across the Group and volume increases for fabricated industrial products in the U.S. The decline in the earnings of the Precious Metals Management Group was primarily due to generally slower industrial demand for precious metals products, especially in Europe.

Comparison of the First Six Months of
1994 With the First Six Months of 1993
- --------------------------------------

         Earnings before income taxes and cumulative effect of an accounting change for the first six months of 1994 were $72.8 million compared with $67.7 million for the same period in 1993. The first six months of 1993 included a pretax gain of $10.1 million ($6.3 million after tax or $.06 per share) from the sale of the Company's interest in M&T Harshaw, a base-metal plating business. Excluding this gain, earnings before income taxes and cumulative effect of an accounting change were up 27 percent from the prior year with higher earnings from all business segments.
Net interest expense was $9.5 million in the first six months of 1994 compared with $7.0 million in the same period in 1993 primarily due to higher average debt balances and rates. Equity in earnings of affiliates was $.4 million for the first six months of 1994 compared with $1.1 million in 1993, largely due to the startup losses of a new joint venture, Engelhard ICC.

         Net earnings before the cumulative effect of an accounting change for the first six months of 1994 were $54.6 million compared with $50.7 million for the same period of 1993. The effective tax rate in 1994 was 25 percent compared with 25.2 percent for the same period last year. Net earnings before the cumulative effect of an accounting change for the first six months of 1994 were $.57 per share compared with $.51 per share in 1993.

         In 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits". The cumulative effect of this change was a one-time, non-cash charge of $16.0 million ($.16 per share) resulting in net earnings for the first six months of 1993 of $34.7 million ($.35 per share) compared with net earnings of $54.6 million in 1994 ($.57 per share).

         Net sales for the first half of 1994 increased 13 percent to $1.19 billion compared with $1.05 billion a year earlier. The increase was attributable to the Engineered Materials and Precious Metals Management segment and reflected higher precious metal volumes and prices for certain precious metals.

Catalysts and Chemicals
- -----------------------

         Operating earnings increased 21 percent to $44.2 million in the first six months of 1994 compared with $36.5 million in 1993. Net sales increased slightly to $279.4 million for the 1994 period compared with $277.6 million for the same period in 1993.

         Significantly higher earnings from the Environmental and Petroleum Catalysts Groups more than offset lower earnings from the Chemical Catalysts Group. The increase in the Environmental Catalysts Group earnings was attributable to sales of the new diesel emission control catalysts to the truck and bus market, as well as continuing strong demand for autocatalysts in North America. In the Petroleum Catalysts Group, the increase in earnings resulted from significantly higher shipments of its fluid
                                     - 9 -

catalytic cracking and moving bed catalysts. The Chemical Catalysts Group had lower volumes of North American base metal catalysts which more than offset the benefit from reductions in manufacturing costs as a result of reengineering programs.

Pigments and Additives
- ----------------------

         Operating earnings increased 18 percent to $31.0 million in the first six months of 1994 compared with $26.2 million in 1993. Net sales declined slightly to $183.3 million for the 1994 period compared with $187.6 million for the same period in 1993.

         Earnings increased for both the Paper Pigments and Chemicals Group and the Specialty Minerals and Colors Group. The increase in the Paper Pigments and Chemicals Group was primarily due to favorable manufacturing costs which more than offset lower volumes and pricing for hydrous products. The Specialty Minerals and Colors Group had higher volumes and sales prices as well as favorable manufacturing costs.

Engineered Materials and Precious Metals Management
- ---------------------------------------------------

         Operating earnings for the first six months of 1994 increased 29 percent to $17.1 million from $13.2 million a year earlier on a 24 percent increase in net sales for the first half of 1994 to $728.4 million from $588.2 million in the 1993 period.

         Higher earnings from the Engineered Materials Group more than offset lower earnings from the Precious Metals Management Group. The Engineered Materials Group experienced cost savings and some volume increases. Current market conditions with reduced customer requirements caused the decline in the earnings of the Precious Metals Management Group.

                        Capital Resources and Liquidity
                        -------------------------------

         At June 30, 1994 the Company's current ratio was 1.1 to
1.0 about the same as at December 31, 1993. The total debt to total capital ratio was 27 percent at June 30, 1994 compared with 29 percent at December 31, 1993.

         Management believes that the combination of the Company's cash on hand, ongoing cash flow and the ability to access credit and capital markets will be adequate to finance its working capital requirements and capital expenditure programs.

                                 Other Matters
                                 -------------

         On June 7, 1994, the Company announced that it intends to acquire certain assets of the Floridin Company's specialty minerals operations in Quincy, Florida from U.S. Silica. The assets include a manufacturing facility and minerals rights. The Quincy operations are engaged in the mining and processing of attapulgite minerals into a variety of products used primarily in the
                                    - 10 -

manufacture of paints, coatings, caulks, sealants, pet litter, liquid fertilizers and agricultural products. Engelhard already operates a similar business and has a manufacturing facility in Attapulgus, Georgia, which it may cease operating. Engelhard noted that its proposal to purchase the Floridin plant and certain related assets is contingent on several actions, including the appropriate approvals and definitive agreement.

         On July 15, 1994, the Company announced that it purchased the assets and business of General Plasma, Inc. from Derlan
Industries Limited for approximately $25 million in cash. General Plasma is a North American supplier of thermal spray coating technology and services. The Company applies metallic, ceramic and plastic coatings through a variety of thermal spray processes for the aircraft, land-based turbine, medical implant, diesel engine, automotive and other industries. The acquisitions completed to date in 1994 are not expected to have a material impact on the operations or cash flows of the Company in the near term.


                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

         Report on form 8-K

         There were no reports on Form 8-K during the quarter ended June 30, 1994.





























                                    - 11 -






                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             ENGELHARD CORPORATION
                                    -------------------------------------
                                                (Registrant)






Date      August 12, 1994                  /s/ Orin R.  Smith
      ------------------------      -------------------------------------
                                             Orin R. Smith
                                    President and Chief Executive Officer







Date      August 12, 1994                  /s/ Robert L. Guyett
      ------------------------      -------------------------------------
                                             Robert L. Guyett
                                         Senior Vice President and
                                          Chief Financial Officer






Date      August 12, 1994                  /s/ Martin J. Connor, Jr.
      ------------------------      -------------------------------------
                                             Martin J. Connor, Jr.
                                                  Controller