Form 10-Q
period 1994-09-30
ENGELHARD CORP
filed 1994-11-14
CIK 352947

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549
                   ----------------------------------

                                FORM 10-Q
(Mark One)

  X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1994

                                   OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
           --------------------------------------------------

           For the transition period from ________ to ________

                       Commission file name 1-8142

                          ENGELHARD CORPORATION
- -----------------------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

           DELAWARE                            22-1586002
- -------------------------------    ------------------------------------
(State or other jurisdiction of    (IRS Employer Identification Number)
incorporation or organization

101 WOOD AVENUE, ISELIN, NEW JERSEY                         08830
- ----------------------------------------              -----------------
(Address of principal executive offices)                  (Zip Code)

                              (908) 205-5000
           ---------------------------------------------------
           (Registrant's telephone number including area code)

                             Not Applicable
          ----------------------------------------------------
          (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X      No
                                -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                Outstanding as of October 31
- ---------------------                ----------------------------
    $1 par value                              95,231,558

PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements

Engelhard Corporation
Condensed Consolidated Statements of Earnings
(Thousands except per share data)
(unaudited)

                                                          Three Months Ended          Nine Months Ended
                                                             September 30,              September 30,
                                                      ------------------------    ------------------------
                                                            1994          1993          1994          1993
                                                      ----------    ----------    ----------    ----------
Net sales                                               $578,580      $558,102    $1,769,683    $1,611,514
Cost of sales                                            475,327       466,730     1,472,211     1,348,061
                                                      ----------    ----------    ----------    ----------
   Gross profit                                          103,253        91,372       297,472       263,453

Selling, administrative and other expenses                58,591        54,075       170,818       162,690
                                                      ----------    ----------    ----------    ----------
   Earnings from operations                               44,662        37,297       126,654       100,763

Equity in earnings of affiliates                             109         1,707           472         2,816
Gain on sale of investment                                     -             -             -        10,145
Net interest expense                                       5,145         3,799        14,667        10,800
                                                      ----------    ----------    ----------    ----------
   Earnings before income taxes and
      cumulative effect of an accounting change           39,626        35,205       112,459       102,924


Income tax expense                                         9,907         7,622        28,115        24,687
                                                      ----------    ----------    ----------    ----------
   Net earnings before cumulative effect
      of an accounting change                             29,719        27,583        84,344        78,237

Cumulative effect of an accounting change                      -             -             -       (16,000)
                                                      ----------    ----------    ----------    ----------
   Net earnings                                          $29,719       $27,583       $84,344       $62,237
                                                      ==========    ==========    ==========    ==========
Net earnings per share
   Before cumulative effect of an accounting change        $0.31         $0.29         $0.88         $0.80
   Cumulative effect of an acccounting change                  -             -             -         (0.16)
                                                      ----------    ----------    ----------    ----------

        Net earnings                                       $0.31         $0.29         $0.88         $0.64
                                                      ==========    ==========    ==========    ==========
Cash dividends paid per share                              $0.12         $0.11         $0.34         $0.31
                                                      ==========    ==========    ==========    ==========
Average number of shares outstanding                      96,029        96,007        96,322        97,228
                                                      ==========    ==========    ==========    ==========

See Note to Condensed Consolidated Financial Statements

                                                     - 2 -


Engelhard Corporation
Condensed Consolidated Balance Sheets
(Thousands)
(unaudited)



                                             September 30,    December 31,
                                                      1994            1993
                                             -------------    ------------
      Cash                                         $28,808         $25,613
      Receivables                                  245,397         230,593
      Inventories                                  241,524         216,279
      Other current assets                          52,738          44,095
                                             -------------    ------------
                                                   568,467         516,580

      Investments                                  110,332          97,147
      Property, plant and equipment, net           528,514         494,440
      Other noncurrent assets                      194,242         170,931
                                              ------------    ------------
                                                $1,401,555      $1,279,098
                                              ============    ============


      Short-term borrowings                       $163,920         $99,987
      Current maturities of long-term debt             493             440
      Accounts payable                              75,789          56,342
      Other current liabilities                    277,386         305,968
                                              ------------    ------------
         Total current liabilities                 517,588         462,737

      Long-term debt                               112,017         112,240
      Other noncurrent liabilities                 169,678         170,256
      Deferred income taxes                          4,648           2,547
      Shareholders' equity                         597,624         531,318
                                              ------------    ------------
         Total liabilities and
              shareholders' equity              $1,401,555      $1,279,098
                                              ============    ============








See Note to Condensed Consolidated Financial Statements


                                                      - 3 -




Engelhard Corporation
Condensed Consolidated Statements of Cash Flows
(Thousands)
(unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                       ---------------------
                                                           1994         1993
                                                       --------     --------
Cash flows from operating activities
   Net earnings                                         $84,344      $62,237
   Adjustments to reconcile net earnings to
     net cash provided by operating activities
       Depreciation, depletion and amortization          51,612       53,078
       Cumulative effect of an accounting change               -       16,000
       Gain on sale of investment                             -      (10,145)
       Equity earnings, net of dividends                  3,361         (238)
   Change in assets and liabilities                     (54,231)     (16,158)
                                                       --------     --------
       Net cash provided by operating activities         85,086      104,774
                                                       --------     --------

Cash flows from investing activities
   Capital expenditures, net                            (66,750)     (76,333)
   Acquisition of businesses and investment             (43,972)           -
   Proceeds from sale of investment                           -       39,787
   Other                                                  4,666           (7)
                                                       --------     --------
         Net cash used in investing activities         (106,056)     (36,553)
                                                       --------     --------

Cash flows from financing activities
   Net change in short-term borrowings                   63,838       36,532
   Dividends paid                                       (32,766)     (30,211)
   Other                                                 (7,936)     (72,565)
                                                       --------     --------
       Net cash provided by (used in)
       financing activities                              23,136      (66,244)
                                                       --------     --------

Effect of exchange rate changes on cash                   1,029       (1,085)
                                                       --------     --------
       Net change in cash                                 3,195          892
       Cash at beginning of year                         25,613       31,326
                                                       --------     --------

       Cash at end of period                            $28,808      $32,218
                                                       ========     ========


See Note to Condensed Consolidated Financial Statements


                                                - 4 -


    Engelhard Corporation
 Industry Segment Information
         (Thousands)
         (unaudited)







                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                  September 30,
                                                 -------------------------     ---------------------------
                                                       1994           1993            1994            1993
                                                 ----------     ----------     -----------      ----------
Net Sales
  Catalysts and Chemicals                          $145,935       $121,861        $425,288        $399,464
  Pigments and Additives                             94,831         91,547         278,167         279,180
  Engineered Materials and
    Precious Metals Management                      337,814        344,694       1,066,228         932,870
                                                 ----------     ----------      ----------      ----------

                                                   $578,580       $558,102      $1,769,683      $1,611,514
                                                 ==========     ==========      ==========      ==========

Operating Earnings
  Catalysts and Chemicals                            20,645         19,800          64,848          56,321
  Pigments and Additives                             21,000         14,427          52,025          40,640
  Engineered Materials and
    Precious Metals Management                        8,938          7,941          26,026          21,177
                                                 ----------     ----------      ----------      ----------

                                                     50,583         42,168         142,899         118,138

Equity earnings                                         109          1,707             472           2,816
Gain on sale of investment                                -              -               -          10,145
Interest and other expenses, net                    (11,066)        (8,670)        (30,912)        (28,175)
                                                 ----------     ----------      ----------      ----------

   Earnings before income taxes and
     cumulative effect if an accounting change      $39,626         $35,205        $112,459        $102,924
                                                 ==========      ==========      ==========      ==========





See Note to Condensed Consolidated Financial Statements

                                                   - 5 -






Note to Condensed Consolidated Financial Statements
- ---------------------------------------------------

          The unaudited condensed consolidated financial statements of Engelhard Corporation and subsidiaries (the "Company") contain all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The 1993 financial statements have been restated to reflect the adoption of statement of Financial Accounting Standard No. 112 "Employers' Accounting for Postemployment Benefits." These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1993 Annual Report to Shareholders.

                 Management's Discussion and Analysis of
Item 2.       Financial Condition and Results of Operations
- -------       ---------------------------------------------

                          Results of Operations
                          ---------------------

Comparison of the Third Quarter of 1994
With the Third Quarter of 1993
- ---------------------------------------

          Earnings before income taxes for the third quarter of 1994 increased 13 percent to $39.6 million compared with $35.2 million in the third quarter of 1993 primarily due to higher earnings from all business segments partially offset by increased net interest expense as a result of higher average debt and interest rates. Equity in earnings of affiliates was down for the third quarter of 1994 compared with last year in part due to the startup losses of a new joint venture, Engelhard/ICC.

          Net earnings for the third quarter of 1994 were $29.7 million or $.31 per share, an eight percent increase from $27.6 million or $.29 per share for the same quarter in 1993. The effective tax rate in 1994 was 25.0 percent compared with 21.7 percent for the same period last year. The lower tax rate in 1993 was primarily due to 1993 U.S. tax legislation which reinstated the research and development credit and increased the U.S. income tax rate, which had a favorable impact on the Company's net deferred tax asset. Average shares outstanding were substantially the same for both periods.

          Net sales for the third quarter of 1994 increased 4 percent to $578.6 million compared with $558.1 million for the same quarter in 1993. The increase was primarily attributable to the Catalysts and Chemicals Segment.

Catalysts and Chemicals
- -----------------------

          Operating earnings increased four percent to $20.6 million in the third quarter of 1994 compared with $19.8 million in the same period of 1993. Net sales increased 20 percent to $145.9 million in 1994 from $121.9 million in 1993; part of this increase relates to operations acquired in the interim period.

          Higher earnings from the Environmental and Chemical Catalysts Groups more than offset lower earnings from the Petroleum Catalysts Group. The increase in the Environmental Catalysts Group reflected increased sales of automotive and diesel truck catalysts partially offset by higher manufacturing and operating expenses. The increase in the Chemical Catalysts Group is primarily due to reductions in its manufacturing costs. In the Petroleum Catalysts Group, the decrease in earnings resulted from higher manufacturing and operating expenses due to the startup and integration of two new facilities and higher research spending which more than offset higher sales and earnings from FCC catalysts.


Pigments and Additives
- ----------------------

          Operating earnings increased 46 percent to $21.0 million in the third quarter of 1994 compared with $14.4 million in the same period of 1993. Net sales in 1994 increased four percent to $94.8 million from $91.5 million in the third quarter of 1993.

          Earnings for both the Paper Pigments and Chemicals Group and the Specialty Minerals and Colors Group showed a significant improvement. The increase in the Paper Pigments and Chemicals Group was primarily due to favorable product mix and lower manufacturing costs. The Specialty Minerals and Colors Group benefitted from higher volumes and sales prices as well as favorable plant costs.

Engineered Materials and Precious Metals Management
- ---------------------------------------------------

          Operating earnings increased 13 percent to $8.9 million in the third quarter of 1994 compared with $7.9 million in the same period of 1993. Net sales in 1994 decreased slightly to $337.8 million from $344.7 million in 1993.

          Higher earnings from the Engineered Materials Group were partially offset by lower earnings from the Precious Metals Management Group. The Engineered Materials Group experienced cost savings across the Group and volume increases for fabricated industrial products in the U.S. The decline in earnings of the Precious Metals Management Group was primarily due to slower industrial demand for precious metals.

Comparison of the First Nine Months of
1994 With the First Nine Months of 1993
- ---------------------------------------

          Earnings before income taxes and cumulative effect of an accounting change for the first nine months of 1994 were $112.5 million compared with $102.9 million for the same period in 1993. The first nine months of 1993 included a pretax gain of $10.1 million ($6.3 million after tax or $.06 per share) from the sale of the Company's interest in M&T Harshaw, a base-metal plating business. Excluding this gain, earnings before income taxes and cumulative effect of an accounting change were up 21 percent from the prior year with higher earnings from all business segments. Net interest expense was $14.7 million in the first nine months of 1994 compared with $10.8 million in the same period in 1993 primarily due to higher average debt and interest rates. Equity in earnings of affiliates was $.5 million for the first nine months of 1994 compared with $2.8 million in 1993, largely due to the startup losses of a new joint venture, Engelhard/ICC.

          Net earnings before the cumulative effect of an accounting change for the first nine months of 1994 were $84.3 million compared with $78.2 million for the same period of 1993. The effective tax rate in 1994 was 25.0 percent compared with 24.0 percent for the same period last year. Net earnings before the cumulative effect of an accounting change for the first nine months of 1994 were $.88 per share compared with $.80 per share in 1993.

          In 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits". The cumulative effect of this change was a one-time, non-cash charge of $16.0 million ($.16 per share) resulting in net earnings for the first nine months of 1993 of $62.2 million ($.64 per share) compared with net earnings of $84.3 million in 1994 ($.88 per share).

          Net sales for the first nine months of 1994 increased ten percent to $1.77 billion compared with $1.61 billion a year earlier. The increase was primarily attributable to the Engineered Materials and Precious Metals Management segment and reflected higher volumes and prices for certain precious metals.

Catalysts and Chemicals
- -----------------------

          Operating earnings increased 15 percent to $64.8 million in the first nine months of 1994 compared with $56.3 million in 1993. Net sales increased six percent to $425.3 million for the 1994 period compared with $399.5 million for the same period in 1993.

          The higher earnings reflected significantly higher earnings from the Environmental Catalysts Group, slightly higher earnings from the Petroleum Catalysts Group and slightly lower earnings from the Chemical Catalysts Group. The increase in the Environmental Catalysts Group earnings was attributable to sales of the new diesel emission control catalysts to the truck and bus market, as well as continuing strong demand for autocatalysts in North America partially offset by higher operating expenses. In the Petroleum Catalysts Group, significantly higher shipments of its fluid catalytic cracking and moving bed catalysts were offset by higher manufacturing and operating expenses due to investments in new technologies and the startup and integration of two new facilities. The Chemical Catalysts Group had lower volumes of North American base-metal catalysts which offset the benefit from reductions in manufacturing costs as a result of reengineering programs.

Pigments and Additives
- ----------------------

          Operating earnings increased 28 percent to $52.0 million in the first nine months of 1994 compared with $40.6 million in 1993. Net sales declined slightly to $278.2 million for the 1994 period compared with $279.2 million for the same period in 1993.

          Earnings increased for both the Paper Pigments and Chemicals and Specialty Minerals and Colors Groups. The increase in the Paper Pigments and Chemicals Group was primarily due to favorable manufacturing and operating costs which more than offset lower volumes and pricing. The Specialty Minerals and Colors Group achieved higher volumes and sales prices as well as favorable manufacturing costs.

Engineered Materials and Precious Metals Management
- ---------------------------------------------------

          Operating earnings for the first nine months of 1994 increased 23 percent to $26.0 million from $21.2 million a year earlier on a 14 percent increase in net sales for the first nine months of 1994 to $1.07 billion from $.93 billion in the 1993 period.

          Higher earnings from the Engineered Materials Group more than offset lower earnings from the Precious Metals Management Group. The Engineered Materials Group experienced cost savings and some volume increases. The mix of business caused the decline in the earnings of the Precious Metals Management Group.


                     Capital Resources and Liquidity
                     -------------------------------

          At September 30, 1994 the Company's current ratio was 1.1, about the same as at December 31, 1993. The total debt to total capital ratio was 31.6 percent at September 30, 1994 compared with 28.6 percent at December 31, 1993. The increase in debt is largely attributable to acquisitions of and investment in businesses and purchases of the Company's common stock during the year. The Company increased its quarterly common stock dividend per share amount nine percent to $.12 per share effective with the September 30, 1994 payment.

          Management believes that the combination of the Company's cash on hand, ongoing cash flow and the ability to access credit and capital markets will be adequate to finance its working capital requirements and capital expenditure programs.

Other Matters
- -------------

	On November 7, 1994, it was announced that Engelhard
Corporation and Paris-based CLAL (Groupe FIMALAC) have signed a letter of intent to enter into discussions with the objective of establishing a 50/50 joint venture for the purpose of refining, manufacturing and selling certain precious and base metal containing products.

	Discussions between the two companies are expected to continue for the next few months with the formation of the joint venture contingent upon satisfactory completion of due diligence, execution of a definitive agreement, approvals by the boards of directors of both companies and by CLAL shareholders, and appropriate government approvals.

                       PART II - OTHER INFORMATION
                       ---------------------------

Item 6.   Exhibits and Reports on Form 8-K

          Report on Form 8-K

          There were no reports on Form 8-K during the quarter ended September 30, 1994

SIGNATURES
- ----------


	Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          ENGELHARD CORPORATION
                                      -----------------------------
                                              (Registrant)





Date     November 14, 1994                 /s/Orin R. Smith
       ---------------------          -----------------------------
                                              Orin R. Smith
                                              President and
                                         Chief Executive Officer




Date     November 14, 1994                /s/Robert L. Guyett
       ---------------------          ------------------------------
                                             Robert L. Guyett
                                        Senior Vice President and
                                         Chief Financial Officer




Date     November 14, 1994              /s/Martin J. Connor, Jr.
       ---------------------          -------------------------------
                                           Martin J. Connor, Jr.
                                                 Controller