Form 10-K
period 1994-12-31
ENGELHARD CORP
filed 1995-03-28
CIK 352947

1994

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---                  OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------
                  For the fiscal year ended December 31, 1994
                                       OR
- ---            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------
                   For the transition period from          to

                         Commission file number 1-8142

                             ENGELHARD CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    22-1586002
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

101 WOOD AVENUE, ISELIN, NJ                                         08830
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code             (908) 205-5000

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
Title of each class                                       which registered
- -----------------------------------                   ------------------------
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

Number of shares of common stock outstanding as of March 2, 1995 - 95,400,983 Aggregate market value of common stock held by non-affiliates as of March 2, 1995 - $1,724,284,602
                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Proxy Statement for the 1995 Annual Meeting of Shareholders.

                               Table of Contents
                               ------------------
                                                                   Page
                                                      ------------------------
                                                       1994
                                                       Form           Proxy
Item                                                   10-K          Statement
- ----                                                   ----         ----------
                                     Part I
1.  Business
    (a)   General development of business                 3              -
    (b)   Industry segment and geographic area data  3-10, 41-43         -
    (c)   Description of business                        3-10            -

2.  Properties                                          10-11            -

3.  Legal Proceedings                                     11             -

4.  Submission of Matters to a Vote of                    11             -
    Security Holders

                                    Part II
5.  Market for Registrant's                               12             -
    Common Equity and Related
    Stockholder Matters

6.  Selected Financial Data                             12-13            -

7.  Management's Discussion and                         13-25            -
    Analysis of Financial Condition
    and Results of Operations

8.  Financial Statements and                                             -
    Supplementary Data
    (a) Financial Statements                            26-48            -
    (b) Selected Quarterly Financial Data                 49             -

9.  Changes in and Disagreements with                     49             -
    Accountants on Accounting and Financial
    Disclosure
                                    Part III

10. Directors and Executive Officers of                 50-51           3-6
    the Registrant

11. Executive Compensation                                51           11-21

12. Security Ownership of Certain                         51           2-3,7
    Beneficial Owners and Management

13. Certain Relationships and Related                     51       2-3,3-6,7,10
    Transactions
                                    Part IV

14. Exhibits, Financial Statement                       52-56           -
    Schedules, and Reports on Form 8-K

                                     PART I
                                     ------
Item 1.    Business
- ------     --------
           Engelhard Corporation and its Subsidiaries (collectively referred to as the Company) are the successors to the businesses previously operated by Engelhard Minerals & Chemicals Corporation (EMC). In 1981, the Company's Common Stock was distributed to the shareholders of EMC, and the Company became a separate, publicly-held corporation. The Company's principal executive offices are located at 101 Wood Avenue, Iselin, New Jersey, 08830 (telephone number
(908) 205-5000).

           The Company develops, manufactures and markets technology-based specialty chemical products and engineered materials for a wide spectrum of industrial customers and provides services to precious metals customers.

           In 1993 the Company provided for a plan to realign and consolidate businesses, concentrate resources and better position itself to achieve its strategic growth objectives. See Note 2 "Special Charge" of the Notes to Consolidated Financial Statements on pages 31-32 of this 10-K. This plan resulted in a special charge of $148.0 million ($91.8 million after tax or $.95 per share) in 1993 consisting of a $118.0 million pre-tax restructure provision for asset writedowns related to product lines or sites being exited together with provisions for facility shutdown, rundown and relocation and for employee reassignment, severance and related benefits and a $30.0 million pretax environmental reserve. See Note 15 "Environmental Costs" of the Notes to Consolidated Financial Statements on pages 44-46 of this 10-K and the "Environmental Matters" section below on pages 8-10 of this 10-K for a discussion of environmental matters and the amount of the Company's environmental reserve.

           The Company employed approximately 5,800 people as of January 1, 1995 and operates on a worldwide basis with corporate and operating headquarters and principal manufacturing facilities and mineral reserves in the United States with other operations conducted in the European Community, the Russian Federation and the Asia-Pacific region.

           The Company's businesses are organized into three segments - Catalysts and Chemicals, Pigments and Additives, and Engineered Materials and Precious Metals Management.

           Information concerning the Company's net sales, operating earnings and identifiable assets by industry segment and by geographic area; inter-area transfers by geographic area; and export sales is included in Note 13 "Industry Segment and Geographic Area Data" of the Notes to Consolidated Financial Statements on pages 41-43 of this 10-K.

Catalysts and Chemicals

           The Catalysts and Chemicals segment comprises four principal product groups: the Automotive Emission Systems Group (AES), serving the automotive, off-road vehicle, and aircraft industries; the Stationary Source Emission Control Group (SSEC) serving the power generation and process industries;
the Petroleum Catalysts Group, serving the petroleum refining industries; and the Chemical Catalysts Group, serving the chemical, petrochemical, pharmaceutical and food processing industries.

           Environmental catalysts, comprising AES and SSEC, are used in applications such as the abatement of carbon monoxide, oxides of nitrogen and hydrocarbons from gasoline, diesel and alternate fueled vehicle exhaust gases to meet emission control standards. These catalysts are also used for the removal of odors, fumes and pollutants generated by a variety of process industries including but not limited to the painting of automobiles, appliances and other equipment; printing processes; the manufacture of nitric acid and tires, in the curing of polymers; and power generation sources. In the third quarter of 1994, the Company purchased the assets of General Plasma, Inc. a supplier of thermal spray coating technology and services. This acquisition, when combined with the Company's catalyst technology, provides for a broader offering of emission control systems.

                The Company also participates in the manufacture and supply of automobile exhaust emissions control catalysts through affiliates serving the Asia-Pacific region: N.E. Chemcat Corporation (Japan) - 38.8 percent owned; and Hankuk-Engelhard (South Korea) - 49 percent owned, both of which also produce other catalysts and products. In the third quarter of 1992, the Company and Salem Industries, Inc., formed Salem Engelhard, a jointly owned partnership to produce and market products and services to abate, by catalytic and non-catalytic methods, emissions of volatile organic chemicals and other pollutants generated by a variety of process industries.

           The petroleum refining catalyst products consist of a variety of catalysts and processes used in the petroleum refining industry. The principal products are zeolitic fluid cracking catalysts which are widely used to provide economies in petroleum processing. The Company offers commercially a full line of fluid cracking catalyst based on patented technology including the DYNAMICS (registered trademark) line which can be used to control selectivity and cracking activity virtually independently of one another. This characteristic permits custom catalysts formulation for a large number of users.

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

           In March 1994, the Company completed its purchase of the assets of the sorbents and moving bed catalysts businesses of Solvay Catalysts, GmbH, in Nienburg Germany. This acquisition expanded the Company's moving bed catalysts business and provided complementary product lines serving adsorbents applications. Optimization of these operations is being pursued.

           The chemical catalysts products consist of catalysts and sorbents used in the production of a variety of products or intermediates, including synthetic fibers, fragrances, antibiotics, vitamins, polymers, plastics, detergents, fuels and lube oils, solvents, oleochemicals and edible products. These catalysts are generally used in both batch and continuous operations requiring special catalysts for each application. Chemical catalysts are based on the Company's proprietary technology and many times are developed in close cooperation with specific customers. Sorbents are used to purify and decolorize naturally occurring fats and oils for manufacture into shortenings, margarines and cooking oils.

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

           The manufacturing operations of the Catalysts and Chemicals segment are carried out in eight states in the United States. Wholly-owned foreign operations are located in Italy, The Netherlands, Germany, the United Kingdom and South Africa with equity investments located in the U.S., Japan and South Korea. The products are sold principally through the Company's sales organizations or its equity investments, supplemented by independent distributors and representatives.

           The principal raw materials used by the Catalysts and Chemicals segment include precious metals, procured by the Engineered Materials and Precious Metals Management Segment; kaolin, supplied by the Pigments and Additives Segment; and a variety of minerals and chemicals which are generally readily available. For more information about precious metal supply contracts, see the "Engineered Materials and Precious Metals Management" section below on pages 6-7 of this 10-K.

           As of January 1, 1995 the Catalysts and Chemicals segment had approximately 2,250 employees worldwide, many of whom are hourly employees covered by collective bargaining agreements. Employee relations have generally been good.

Pigments and Additives

           The Pigments and Additives segment comprises two principal product groups: the Paper Pigments and Chemicals Group, serving the paper industry and the Specialty Minerals and Colors Group, serving the plastics, coatings, paint and allied industries.

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

           Specialty minerals and colors kaolin based products are used as pigments and extenders for a variety of purposes in the manufacture of plastic, rubber, ink, ceramic, adhesive products and in paint. Principal products include Satintone (registered trademark) products, ASP (registered trademark) pigments and Translink (registered trademark) surface modified reinforcements. Other specialty minerals and colors products which serve essentially the same end markets as the Company's kaolin-based pigments and extenders comprise a variety of organic and inorganic color pigments. The Group also produces gellants and sorbents for a wide range of applications.

           The products of the Pigments and Additives segment compete with similar products as well as products made from other materials on the basis of product performance and price. No single competitor is dominant in the markets in which the Company operates.

           Pigments and Additives operations are carried out in four states in the United States and in Finland and Japan. The products are sold principally through the Company's sales organization supplemented by independent distributors and representatives.

           The principal raw materials used by the Pigments and Additives segment include kaolin and attapulgite from mineral reserves owned or leased by the Company and a variety of minerals and chemicals which are generally readily available.

           As of January 1, 1995 the Pigments and Additives segment had approximately 1,640 employees worldwide, many of whom are hourly employees covered by collective bargaining agreements. Employee relations have generally been good.

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

           As previously announced, the Company has entered into negotiations with CLAL for the establishment of a Paris-based precious metal fabrication joint venture. Consummtion of the joint venture is pending appropriate approvals (see Note 2 "Special Charge" of the Notes to Consolidated Financial Statements on pages 31-32 of this 10-K). The joint venture will combine most of the assets of the Engineered Materials business with CLAL.

           In January, 1993 the Company sold its 40 percent interest in M&T Harshaw, an affiliate through which the Company had participated in the base metal plating industry. In the fourth quarter of 1992, the Company formed Heraeus Engelhard Electrochemistry Corp., a venture with Heraeus Inc. The venture, 46 percent owned, markets electrochemical products in the Western Hemisphere.

           The Precious Metals Management Group is responsible for procuring precious metals requirements of the Company's operations and its customers. Supplies of newly mined platinum group metals are obtained primarily from South Africa and the Russian Federation and to a lesser extent from the United States and Canada, which four regions are the only known significant sources. Most of these platinum group metals are obtained pursuant to a number of contractual arrangements with different durations and terms. The contracts with one supplier will expire in their present forms on December 31, 1996, the end of the initial period. The Company is proceeding with arrangements to optimize their replacement. Management believes that available supplies of such metals will be adequate to meet the needs of the Company for the foreseeable future. Gold and silver are purchased from various sources. In addition, in the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms.

           The Precious Metals Management Group also engages in precious metal dealing operations with industrial consumers, dealers, central banks, miners and refiners. It also participates in refining and marketing of energy-related services. The group does not routinely speculate in the precious metals market. For more information regarding precious metals operations, see Note 12 "Financial Instruments and Precious Metals Operations" of the Notes to Consolidated Financial Statements on pages 39-41 of this 10-K. Offices are located in the United States, the United Kingdom, Switzerland, Japan and the Russian Federation.

           As of January 1, 1995 the Engineered Materials and Precious Metals Management segment had approximately 1,370 employees throughout the world, many of whom are hourly employees covered by collective bargaining agreements. Employee relations have generally been good.

Major Customer

           Approximately 11 percent and 12 percent of the Company's net sales for the year ended December 31, 1994 and 1992, respectively, was generated from a customer of both the Catalysts and Chemicals and Engineered Materials and Precious Metals Management segments. Sales to this customer included both fabricated products and precious metal and were therefore significantly influenced by fluctuations in precious metal prices as well as the quantity of metal purchased. In such cases, the market price fluctuations and quantities purchased can result in material variations in sales reported but do not usually have a direct or substantive effect on earnings.

Research and Patents

           The Company currently employs approximately 320 scientists, technicians and auxiliary personnel engaged in research and development in the field of chemistry and metallurgy. These activities are conducted in the United States and abroad. Research and development expense was $49.0 million in 1994, $46.9 million in 1993 and $44.6 million in 1992.

           Research facilities include fully staffed instrument analysis laboratories, which the Company maintains in order to achieve the high level of precision necessary for its various businesses and to assist customers in understanding the performance of Engelhard products in their specific application.

           The Company owns or is licensed under numerous patents which have been secured over a period of years. It is the policy of the Company to apply for patents whenever it develops new products or processes considered to be commercially viable and, in appropriate circumstances, to seek licenses when such products or processes are developed by others. While the Company deems its various patents and licenses to be important to certain aspects of its operations, it does not consider any significant portion or its business as a whole to be materially dependent on patent protection.

Environmental Matters

           In the ordinary course of business, like most other industrial companies, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs.

           The Company is currently preparing, has under review, or is implementing, with the oversight of cognizant environmental agencies, environmental investigations and cleanup plans at several locations which it owns and/or operates, including Plainville, Massachusetts; Salt Lake City, Utah; Attapulgus, Georgia; and Newark, New Jersey. With respect to Plainville, in September 1993 the United States Environmental Protection Agency (EPA) and the Company entered into a consent order under which the Company is investigating contamination and will conduct site stabilization measures. Plainville is also included on the Nuclear Regulatory Commission (NRC) "Existing Site Decommissioning Management Plan Sites" list and the Company is currently conducting further investigations of the site pursuant to NRC approved plans. With respect to Salt Lake City, in connection with obtaining an operating permit under the Utah Solid and Hazardous Waste Act, the Company entered into an agreement in December 1993 with the Utah Solid and Hazardous Waste Control Board under which the Company is currently investigating the environmental status of the site. With respect to Attapulgus, in January 1994 the Georgia Department of Natural Resources, Environmental Protection Division and the Company entered into a consent order under which the Company will develop and implement a reclamation program. With respect to Newark, the Company is in the process of implementing a cleanup plan in coordination with the New Jersey Department of Environmental Protection.

           The Company has been designated as a potentially responsible party
(PRP) by EPA under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended and by certain state environmental authorities under similar state laws (collectively referred to as Superfund) with respect to the cleanup of contamination resulting from the disposal of hazardous substances at 16 sites to which the Company, among others, sent waste in the past. Superfund requires cleanup of certain sites from which there has been a release or threatened release of hazardous substances and authorizes EPA to take any necessary response action at such sites, including ordering PRPs to cleanup or contribute to the cleanup of a site. Courts have interpreted Superfund to impose strict, joint and several liability. These claims are in various stages of administrative or judicial proceedings, and include demands for recovery of past governmental costs and future investigative or cleanup action. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same recovery or other relief as was asserted against the Company. Based on existing information, the Company believes that it is a de minimis contributor at most of the sites referenced above. Subject to outstanding state claims or the reopening of existing settlement agreements for extraordinary circumstances or natural resource damages, the Company has settled a number of other cleanup proceedings. In several additional instances, PRPs designated by EPA or a state equivalent have notified or sued the Company, claiming that the Company should have been named a PRP and allocated a share of cleanup costs. The Company has also responded to information requests from EPA at other CERCLA sites.

           The Company's policy is to accrue environmental cleanup related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings, and the length of time involved in remediation or settlement. For the Superfund sites, the Company also assesses the financial capability of other PRPs and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated recoveries from insurance carriers or other potentially responsible third parties in its consolidated balance sheets. The liabilities for environmental cleanup related costs recorded in the consolidated balance sheets at December 31, 1994 and 1993 were $62.2 million and $66.1 million, respectively, including $10.8 million and $11.8 million, respectively, for the Superfund sites. These amounts represent those costs which the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents approximately 90 percent of what it believes are reasonably possible environmental cleanup related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

           During the past three-year period, cash payments for environmental cleanup related matters were $4.5 million, $.3 million and $.7 million for 1994, 1993 and 1992, respectively. In 1994 and 1992, the amounts accrued in connection with environmental cleanup related matters were not significant. In 1993, $30.0 million was accrued as a result of developments during that year which caused the Company to revise its estimates of environmental cleanup related costs at sites being idled or affected by restructuring, where conditions had recently changed, or where studies and cleanup plans had been approved and the assessment of the likelihood or extent of remediation had changed.

           For the past three-year period, environmental related capital projects have averaged less than 10 percent of the Company's total capital expenditure programs and the expense of environmental compliance (environmental testing, permits, consultants and in-house staff) was not significant.

           There can be no assurances that the environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup related matters are projected to approximate $10.0 million for 1995, all of which has already been accrued. Further, the Company anticipates that the future amounts of capitalized environmental projects and the future expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, management believes that environmental cleanup related reserves at December 31, 1994 are reasonable and adequate and that environmental matters are not expected to have a material adverse effect on financial condition or on the results of operations.

Item 2.    Properties
- ------     ----------
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

           The Catalysts and Chemicals segment owns and operates a complex of plants in Georgia that manufactures petroleum cracking catalysts, and other domestic plants located in Union, New Jersey; Huntsville, Alabama; Seneca, South Carolina; Elyria,Ohio; East Windsor, Connecticut; and Jackson, Mississippi. Foreign manufacturing operations are conducted at owned facilities in Italy, The Netherlands, Germany and the United Kingdom. In addition, the segment owns a mine in Mississippi and leases a mine in Arizona.

           The Pigments and Additives segment owns and operates five kaolin mines and five milling facilities in Middle Georgia which serve an 85 mile network of pipelines to four processing plants. It also owns land containing kaolin clay and leases, on a long-term basis, kaolin mineral rights to additional acreage. The segment also owns and operates an attapulgite processing plant in Attapulgus, Georgia near the area containing its attapulgite reserves. It also owns and operates a plant in Little Rock, Arkansas. Management believes that the Company's crude kaolin and attapulgite reserves will be sufficient to meet its needs for the foreseeable future.
The segment also owns and operates color pigments manufacturing facilities in Louisville, Kentucky, Sylmar, California and Elyria, Ohio. Foreign operations are conducted at owned facilities in Finland. In addition, the segment owns mines in Florida.

           The Engineered Materials and Precious Metals Management segment owns and operates manufacturing facilities in Carteret and East Newark, New Jersey; Anaheim and Fremont, California; Lincoln Park, Michigan; and Warwick, Rhode Island. Other manufacturing operations are conducted at owned facilities in the United Kingdom, France and Italy.

           The Company is currently restructuring its operations (see Note 2 "Special Charge" of the Notes to Consolidated Financial Statements on pages 31-32 of this 10-K). Management believes that the Company's processing and refining facilities, plants and mills are suitable and have sufficient capacity to meet its normal operating requirments for the foreseeable future.

Item 3.    Legal Proceedings
- ------     -----------------
           The Company is a defendant in a number of lawsuits covering a wide range of matters. In some of these pending lawsuits, the remedies sought or damages claimed are substantial. The Company is vigorously defending against these claims. The Company is also subject to a number of environmental contingencies (See "Environmental Matters"). While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition or on the results of operations.

           In January, 1995, the Company received and is reviewing a civil investigative demand to produce documents and answer interrogatories in connection with an investigation by the Antitrust Division of the U.S. Department of Justice into "price coordination and market allocation by kaolin producers".


           Submission of Matters to a Vote of
Item 4.    Security Holders
- ------     ----------------
           Not applicable.

                                    PART II
                                    -------

           Market for Registrant's Common Equity
Item 5.    and Related Stockholder Matters
- ------     ------------------------------

    As of March 3, 1995, there were 8,772 holders of record of the Company's common stock, which is traded on the New York Stock Exchange (ticker symbol "EC"), as well as on the London and Swiss stock exchanges.
    The range of market prices and cash dividends paid for each quarterly period were as follows:
                                                 NYSE             Cash
                                             market price    dividends paid
                                           High       Low        per share
                                         -------     ------   --------------
1994
First quarter                            $31 1/2     $23 5/8        $.11
Second quarter                            28 1/4      24 1/4         .11
Third quarter                             28 5/8      21 1/2         .12
Fourth quarter                            27 5/8      20 7/8         .12
1993
First quarter                            $29 7/8     $22 7/8        $.10
Second quarter                            28 5/8      19 3/8         .10
Third quarter                             27 3/8      25 1/4         .11
Fourth quarter                            28 3/4      22 3/4         .11


Item 6.    Selected Financial Data
- ------     -----------------------

Selected Financial Data

($ in millions, except per
share amounts)         1994      1993      1992      1991      1990
                       ----      ----      ----      ----      ----
Net sales           $2,385.8  $2,150.9  $2,399.7  $2,436.4  $2,942.2
Net earnings (a)       118.0        .7      10.6      87.9      70.3
Net earnings
  per share(a)          1.23       .01       .11       .87       .70
Property, plant and
  equipment, net    $  540.4  $  494.4  $  514.4  $  533.3  $  563.4
Total assets         1,440.8   1,279.1   1,287.7   1,279.4   1,343.3
Long-term debt         111.8     112.2     113.9     114.5     119.4
Shareholders' equity   614.7     531.3     647.2     756.6     709.8
Cash dividends paid
  per share            $ .46     $ .42     $ .37     $ .33     $ .30
Return on average
  shareholders'
  equity(a)             20.6%       .1%      1.5%     12.0%     10.4%
Current ratio            1.0       1.1       1.5       1.5       1.3
Net cash provided
  by operating
  activities        $  114.8   $ 130.4   $ 169.5   $ 135.4   $ 150.0

(a) Results in 1994 include a special credit of $5.0 million after tax ($.05 per share) representing the reversal of excess restructuring reserves; and an after-tax net charge of $5.3 million ($.05 per share) for a change in the Company's estimate of compensation expense relating to stock awards.
    Results in 1993 include a special charge of $91.8 million after tax
($.95 per share) for realignment and consolidation of businesses and environmental matters; an after-tax gain of $6.3 million ($.06 per share) from the sale of the Company's interest in M&T Harshaw, a base-metal plating business; and an after-tax charge for the cumulative effect of an accounting change of $16.0 million ($.16 per share) as a result of adopting the provisions of Statement of Financial Accounting Standards No. 112,
"Employers' Accounting for Postemployment Benefits."
    Results in 1992 include an after-tax charge for the cumulative effect of accounting changes of $89.5 million ($.89 per share) as a result of adopting the provisions of Statements of Financial Accounting Standards No. 106,
"Employers' Accounting for Postretirement Benefits Other Than Pensions," and
No. 109, "Accounting for Income Taxes."

           Management's Discussion and Analysis
Item 7.    of Financial Condition and Results of Operations
- ------     ------------------------------------------------

Management's Discussion and Analysis of Financial Engelhard Corporation
Condition and Results of Operations

Results of Operations

The Company reported net earnings before cumulative effect of accounting changes of $118.0 million ($1.23 per share) in 1994 compared with $16.7 million
($.17 per share) in 1993 and $100.1 million ($1.00 per share) in 1992.  1994 net earnings included a special credit (see "Special Charge") of $5.0 million
($.05 per share) representing the reversal of excess restructuring reserves and a net charge of $5.3 million ($.05 per share) for a change in the Company's estimate of compensation expense relating to stock awards (see "Selling,
Administrative and Other"). 1993 net earnings included a special charge (see
"Special Charge") of $91.8 million ($.95 per share) and a gain on the sale of an investment (see "Gain on Sale of Investment") of $6.3 million ($.06 per share).
    In 1993, the Company adopted the provisions of Statement of Financial
Accounting Standards No. 112, "Employers' Accounting for Postemployment
Benefits." The impact of this change on 1993 results was a one-time, noncash, after-tax charge of $16.0 million ($.16 per share).  1993 net earnings after the cumulative effect were $.7 million ($.01 per share).
    In 1992, the Company adopted the provisions of Statements of Financial
Accounting Standards No. 106, "Employers' Accounting for Postretirement
Benefits Other Than Pensions" and No.  109, "Accounting for Income Taxes." The
impact of these changes on 1992 results was a one-time, noncash, after-tax charge of $89.5 million ($.89 per share).  1992 net earnings after the cumulative effect were $10.6 million ($.11 per share).

Special Charge

In 1993, the Company provided for a plan to realign and consolidate businesses, concentrate resources and better position itself to achieve its strategic growth objectives.  That plan resulted in a special charge of $148.0 million
($91.8 million after tax or $.95 per share) in 1993, consisting of a $118.0 million pretax restructure provision for asset writedowns related to product lines or sites being exited together with provisions for facility shutdown, rundown and relocation and for employee reassignment, severance and related benefits and a $30.0 million pretax environmental reserve. See Note 15
"Environmental Costs" of the Notes to Consolidated Financial Statements for a discussion of environmental matters and the amount of the Company's environmental reserve.
    The Company's restructuring reserve at December 31, 1993, consisted of the $118.0 million 1993 special charge and $32.4 million of previously established provisions associated with idled sites, as rundown costs continue to be incurred at these sites and their disposition is pending completion of environmental cleanup and/or consummation of sales. During the fourth quarter of 1994, the Company reversed $8.0 million of its restructuring reserve because its idle Canadian facility was sold earlier and at more favorable terms than originally estimated and because of a revised, and less costly, approach to the cleanup/disposition of its idle Newark, New Jersey site.
    Generally, the 1993 restructuring plan is being implemented as originally contemplated. The following table sets forth the components of the Company's restructuring reserve and related activity for the year:

Restructuring Reserve
(in millions)                     Employee     Asset
                                 separation  writedowns   Other       Total
                                 ----------  ----------   -----      ------
Balance at December 31, 1993        $35.9      $72.2      $42.3      $150.4
Asset writeoffs/writedowns              -      (66.6)         -       (66.6)
Cash spending                        (8.8)         -       (8.4)      (17.2)
Cash proceeds                           -        1.7          -         1.7
Reclassification                        -        7.5       (7.5)          -
Reversal                                -          -       (8.0)       (8.0)
                                    -----      -----      -----       -----
Balance at December 31, 1994        $27.1      $14.8      $18.4       $60.3

    In 1994, the Company reconfigured certain production processes of the Middle Georgia facility of the Paper Pigments and Chemicals Group, which resulted in the writeoff of the associated assets. Two other Company-owned sites, originally identified for closure, will remain open. One of these facilities, a part of the Engineered Materials Group, will continue to operate because of improved economics and the lack of synergy to be achieved from relocating the manufacturing process. The other facility, a part of the Chemical Catalysts Group, will continue to operate because the product lines are complementary to the Company's other businesses. The impairment of this facility, as opposed to the originally planned shutdown and relocation, resulted in a reclassification of shutdown and relocation costs to asset writedowns.
    To date, the Company has been unable to implement two of the originally planned restructuring projects. Delayed Department of Justice clearance has impeded the completion of the Floridin acquisition which was formally announced in June 1994 and is an integral part of the rationalization of the Company's attapulgite business. Further, although negotiations began in late 1993 for the establishment of a Paris-based precious metal fabrication joint venture with CLAL, consummation of the joint venture is pending appropriate approvals.
The Company anticipates implementation of both of these projects as soon as appropriate approvals/clearances are obtained.

    As indicated in the table above, the reserve balance at December 31, 1994, will be used for severance and related benefits, asset writeoffs and other expenses, primarily rundown costs at idle sites. The Company continues to expect that approximately 600 employees will be impacted; currently, about half of these employees have been separated or notified of their impending termination.
    During 1994, restructuring savings of approximately $7.0 million were realized, primarily as a result of reduced depreciation. Additional savings will be realized in 1995, and by the end of 1996 the Company anticipates annual cost savings of about $20 to $25 million as a result of lower manufacturing and operating expenses, with annual cash savings of about $15 million.

Gain on Sale of Investments

In the first quarter of 1993, the Company sold its share of M&T Harshaw, formed in 1990, to its partner, Elf Atochem North America, Inc., for $40 million in cash with the buyer assuming all assets and liabilities. The Company realized an after-tax gain of $6.3 million ($.06 per share).

Catalysts and Chemicals

The Catalysts and Chemicals segment develops, manufactures and markets a wide range of catalysts and related products and processes for the automotive, off-road vehicle, aircraft, power generation, petroleum refining, chemical, petrochemical, pharmaceutical and food processing industries, among others.
The Company's products are used by customers in these industries to reduce emissions, achieve desired manufacturing yields and improve quality and/or cost-efficiency.

Results of Operations
(in millions)                                 1994        1993       1992
                                              ----        ----       ----
Net sales                                    $602.5      $541.1     $511.0
Operating earnings                             96.9        81.9       70.9
Special charge                                    -       (79.1)         -

1994 Compared with 1993
Operating earnings for the Catalysts and Chemicals segment rose 18 percent in 1994 while sales increased 11 percent over the prior year. Favorable factors included strong volume gains for automotive and diesel truck catalysts and for some petroleum refining catalysts. Lower manufacturing costs in the Chemical
Catalysts Group also contributed to the increase although volumes were lower.

Automotive Emission Systems
The newly named "Automotive Emission Systems" Group (which includes the mobile-source emission control business of the former Environmental Catalysts Group) posted higher sales and earnings in 1994. Brisk vehicle sales in the U.S.
more than countered continued sluggishness in vehicle sales in Europe and Japan.
    The Group's new plant in Nienburg, Germany, contributed to substantial market share gains in Europe. After lagging behind expectations during the first half of 1994, production increased during the second half of the year.
Certain European auto makers adopted the Group's new trimetal catalyst technology, Trimax, more quickly than anticipated.

    Similarly, another new technology, the PdPLUS all-palladium catalyst, won an award from Ford, the Group's largest customer and the co-developer of PdPLUS catalysts. This technology offers greater thermal stability, permitting the catalyst to be placed closer to the engine and activate faster.
    Production of catalytic converters for truck diesel engines, which started in September 1993, reached full stride in 1994. As the sole supplier to the world's leading maker of diesel engines, Engelhard has a large share of the truck diesel catalyst market.
    While automotive products account for a large part of its sales, Automotive
Emission Systems also made progress with its off-highway business.
Consolidation of manufacturing facilities is lowering costs and a new soot filter for fork-lift trucks was launched.
    Looking forward, the Group intends to expand its role as a supplier of complete emission systems to the automotive, truck and bus industries. To that end, Engelhard acquired the business and assets of General Plasma, a leading
North American supplier of thermal spray coatings that provide emissions-control and fuel-economy benefits when applied to gasoline and diesel engines.
    In early 1995, the Group further strengthened its geographic presence with the opening of a small catalyst facility in South Africa. In February 1995, the Group formed a joint venture with W.R. Grace to develop, manufacture and market technologically advanced metallic-substrate catalytic converters that will help automakers comply with regulations. This joint venture is not expected to have a material impact on the operations or cash flows of the Company in the near term.
    The Group expects continued strength in 1995 through its efforts to work more closely with customers, starting with initial product design through development of advanced technologies that meet increasingly stringent emission standards.

Stationary Source Emission Control
Salem Engelhard, the Company's joint venture in controlling emissions of volatile organic compounds, developed new technology based on the capabilities of both partners. Called Regenerative Catalytic Oxidation, this new technology will be at the heart of systems ordered in early 1995 by a major forest products company. Financial performance improved in 1994, but the joint venture operated at a slight loss. Salem Engelhard has an improved outlook for 1995 due to strong orders coming into the year.
    Engelhard's business in NOx reduction from power-generating facilities is still developing. While the Company has innovative technology, strong regulations are not yet in place. Progress in 1994 included two successful demonstrations of a new cost-effective system to control NOx emissions from coal-fired power plants. A third demonstration began earlier this year in New England. Engelhard also received several orders for NOx control systems for gas turbine power plants in California.

Petroleum Catalysts
The Petroleum Catalysts Group also increased sales and profit in 1994.  The
Group achieved increased volumes of fluid catalytic cracking (FCC) catalysts in the Asia-Pacific region as new products developed especially for the market were introduced. Heavier feedstocks are widely used in Asia-Pacific refineries placing tougher demands on catalysts. In mid-1994 Engelhard introduced
Millennium catalysts for this application and achieved its first sales in Asia
Pacific and in Europe by year's end.
    Increased volumes of moving bed catalysts (MBC) also contributed to the Group's performance. MBC products are used in older refineries, many of which are in Russia. For the most part the Russian petroleum industry manufactures its own catalysts. In 1994, Engelhard purchased a complementary MBC business to augment its existing capabilities in these products. As a result, the Group was able to place local catalysts at several Russian refineries. Additional gains are anticipated in 1995 as well.
    In the United States, where the refinery industry has been consolidating in recent years, cost-effective products and excellent customer service are the Group's emphasis. In 1994, Engelhard gained market share at several major refiners by customizing products and services for their needs.
    In addition to FCC and MBC products, the Group is involved in hydroprocessing products and services through its joint venture company, Acreon
Catalysts.  In 1994, Acreon operated at a loss due to poor market demand. The
Group is addressing strategies to improve this business.
    In 1994, the Petroleum Catalysts Group also upgraded a facility in Savannah, Georgia, that was purchased in 1993. The plant is expected to be a positive contributor to earnings in 1995. It also has allowed Engelhard to develop a new FCC technology called Syntec. This technology combines benefits from the production method used in Savannah and a proprietary Engelhard production method. The first products arising from this new technology were introduced in late 1994.

Chemical Catalysts
Operating earnings increased in the Chemical Catalysts Group on constant sales.
Consolidation and productivity initiatives led to the profit growth. Sales growth in certain product lines and in Asia Pacific were balanced by sales declines in other product lines.
    The Group has not yet benefitted from the upturn in the overall chemical industry because of adverse trends in some of its market segments. These include lower catalyst consumption and declining end markets. New initiatives begun over the last few years are helping to counter these trends and provide growth opportunities for Chemical Catalysts.
    The Group is maintaining its pressure on costs, pursuing opportunities in the economically thriving Asia-Pacific region, joining forces with some customers to manufacture custom catalysts and building alliances to develop new, more efficient manufacturing processes using advanced catalysts. In
1994, exports to its key markets in the Asia-Pacific region--Korea, Taiwan, Japan, Malaysia, Indonesia and India increased significantly. In 1993, a large U.S. consumer products company chose Engelhard to supply a catalyst the company formerly made for itself, and in 1994 the second such agreement was made. The new agreement is with a leading European chemical company that will be working with Engelhard in the area of polymers.
    The Group is pursuing alliances with engineering firms that are developing new manufacturing processes. Working with the M.W. Kellogg Company, Engelhard is participating in the design and construction of the first plant that will be using a new ammonia process the two companies developed together.

1993 Compared with 1992
Operating earnings increased 16 percent while sales increased six percent over the prior year. Significantly higher earnings from the Petroleum and Chemical
Catalysts Groups more than offset lower earnings from the Environmental
Catalysts Group.
    Increased demand and favorable pricing in FCC catalysts produced significantly higher results in the Petroleum Catalysts Group. The Chemical
Catalysts Group benefitted from substantial reductions in manufacturing costs as a result of its reengineering programs. These more than offset lower volumes caused by the timing of customer orders. The decline in the Environmental

Catalysts Group earnings was due to an increase in new product development expenses and lower non-automotive volumes, which more than offset an increase in U.S. and European auto catalyst volumes, including the initial sales of diesel truck catalysts.

1992 Compared with 1991
Operating earnings increased 27 percent in 1992. Sales increased 28 percent, in part as a result of the acquisition of the remainder of the Company's former German auto-catalyst joint venture (see "Investments"). The Petroleum
Catalysts Group generated increased sales and earnings mainly as a result of favorable pricing and product mix for fluid catalytic cracking catalysts. Lower
Environmental Catalysts Group earnings were due to reduced domestic auto catalysts shipments, higher costs associated with the European auto catalysts business and increased new product development and marketing expenses, partially offset by technology transfer income. The Chemical Catalysts Group earnings benefitted from cost reductions, which were offset by the impact of the recession on the chemical, construction and automotive industries.

Outlook
The outlook for this segment in 1995 is favorable.  The Automotive Emission
Systems business should benefit from a continued strong automotive industry and from its initiatives in advanced technology and systems. Stationary Source
Emission Control should improve with strong orders coming in to Salem
Engelhard. Petroleum Catalysts is expected to take advantage of new capacity and make further inroads in the growing Asia-Pacific market, while Chemical
Catalysts intends to continue cost management efforts, building close customer alliances and pursuing opportunities in Asia Pacific.

Pigments and Additives

Engelhard's Pigments and Additives segment develops, manufactures and markets coating and extender pigments for the paper industry and color pigments and specialty minerals for a variety of industries. The Company's paper pigments are used principally to make coating and uncoated papers. Its color pigments are used primarily in paints and coatings, plastics, rubber and printing inks, while specialty mineral products are sold to the plastics, rubber, wire and cable, coatings, inks and adhesives industries.
    Most of the minerals used by this segment are mined by the Company from reserves it owns or has under long-term leases. Engelhard has sufficient mineral reserves for its operations.

Results of Operations
(in millions)                                 1994        1993       1992
                                              ----        ----       ----

Net sales                                    $376.0      $369.0     $362.2
Operating earnings                             72.0        55.0       56.8
Special charge                                    -       (30.3)         -

1994 Compared with 1993
Operating earnings inceased 31 percent while sales increased two percent over the prior year. Earnings increased for both the Paper Pigments and Chemicals
Group and the Specialty Minerals and Colors Group. Increased volumes of calcined paper pigments and lower manufacturing costs in the Paper Pigments and Chemicals Group produced significantly higher earnings. The Specialty Minerals and Colors Group experienced significantly higher earnings due to favorable product mix and lower manufacturing costs.

Paper Pigments and Chemicals
For the paper industry, 1994 started out as another difficult year, but signs of economic recovery were evident by year's end. The industry is anticipated to stabilize and improve through 1995 with North America and Europe leading the recovery.
    The Company took a number of steps to respond to the recovery in the paper industry and to build competitive advantages.
    In April 1995, a new calciner will go on stream in Middle Georgia to meet the paper industry's increasing demand for calcined-kaolin products. This additional capacity will also address growing demand for specialty mineral products and intermediates for petroleum-refining catalysts.
    To better serve the important Japanese market, Engelhard opened a new distribution center close to some of that country's largest paper mills. In addition to increased storage capability, the facility allows more flexible packaging options.
    The drive for superior service is being extended into all areas of the order-fulfillment process. After equipping a fleet of 1,100 rail cars with quick disconnect fittings to simplify and speed unloading, the business implemented its Quick-Trax system on a pilot basis. It tells customers exactly where their shipments are at all times. In addition, electronic data interchange is being applied to allow easier, faster order placement tracing, invoicing and payment.
    In early 1995, the Paper Pigments and Chemicals and the Specialty Minerals and Colors Groups were combined under one management. This consolidation is expected to yield cost and productivity benefits in purchasing, manufacturing and administration while separate sales, marketing and technical service functions will continue to respond to the different customer requirements for these product lines.

Specialty Minerals and Colors
The Specialty Minerals and Colors business also achieved growth in operating earnings, primarily through effective cost management efforts, new products and an improved product mix. Sales volumes overall remained about even with the 1993 level.
    Kaolin-based products introduced over the last few years helped fuel the earnings increase. They include ASP extender pigments for high-gloss paints and Translink reinforcing agents for plastics. Toward the end of the year, the Group introduced MetaMax additives for reinforcing concrete and received early positive reviews from customers.
    For attapulgite products, the planned acquisition of a more modern manufacturing facility, from Floridin, will help this business to continue cost-management efforts, while broadening product and service capabilities.
This acquisition was under review by the U.S. Department of Justice Anti-Trust
Division at the time of publication.
    In colors, the Group experienced continued success with organic traffic-grade pigments as more municipalities made the switch from lead-based products.
In addition, development work continued on the Company's low-VOC colorants. A new line of low VOC colorants with better performance than competitive products has been developed and is being commercialized in 1995.
    Technology advances are playing an important part in new products for in-store paint mixing. The new line is being developed with a leading manufacturer of high-quality paint. It will offer consumers a much broader palette from which to choose than is available today.

1993 Compared with 1992
Operating earnings decreased three percent while sales increased slightly.
Earnings declined for both the Paper Pigments and Chemicals Group and the Specialty Minerals and Colors Group.

    The decline in the Paper Pigments and Chemicals Group was primarily due to lower pricing and higher manufacturing and operating costs, these factors more than offset increased volumes. The Specialty Minerals and Colors Group experienced unfavorable attapulgite volumes and higher manufacturing costs in its minerals business, which more than offset favorable volumes and pricing for its colors business.

1992 Compared with 1991
Operating earnings and sales increased four percent in 1992. Higher volumes, favorable sales prices and lower manufacturing costs, partially offset by lower sales of commodity grades of attapulgite products. A decline in the Paper
Pigments and Chemicals Group earnings reflected lower prices and higher energy costs, partially offset by higher volumes and lower operating expenses.

Outlook
The Pigments and Additives segment should benefit from efficiencies gained as its two core businesses are being combined under one management. Capacity increases will allow the Group to take advantage of strengthening worldwide economies and a recovery in the paper industry. A favorable product mix and higher volumes are expected for Specialty Minerals and Colors.

Engineered Materials and Precious Metals Management

The Engineered Materials and Precious Metals Management segment develops, manufactures and markets fabricated products and coatings based on precious metals for a broad spectrum of industries. This segment also engages in precious metals management on behalf of Engelhard businesses and customers that use precious metals. It also participates in refining and marketing of energy-related services.

Results of Operations
(in millions)                                1994        1993        1992
                                             ----        ----        ----
Net sales                                 $1,407.3    $1,240.8    $1,526.5
Operating earnings                            36.8        31.0        42.0
Special charge                                   -       (38.6)          -

    Precious metals are included in the sales figures if the metal has been supplied by Engelhard. In these cases, precious metal market price fluctuations can result in material variations in sales. Often, customers supply the precious metals for the manufactured product. In these cases precious metals values are not included in the sales numbers. The mix of such arrangements and the extent of market price fluctuations can significantly impact the level of sales reported but do not usually have a direct material effect on earnings. Purchase of metal for customers' products are normally hedged. See Note 12, "Financial Instruments and Precious Metals
Operations," of the Notes to Consolidated Financial Statements for further information about hedging activities.

1994 Compared with 1993
This segment increased operating earnings 19 percent and sales 13 percent.
Higher earnings from the Engineered Materials Group more than offset slightly lower earnings from the Precious Metals Management Group. Higher sales volumes in the U.S. and Asia Pacific combined with lower manufacturing costs produced increased earnings in the Engineered Materials Group. The Precious Metals
Management Group experienced weak worldwide market conditions.

Engineered Materials
The Engineered Materials Group has the widest product line and broadest customer base in Engelhard. The Group continued to adjust its operations and products to market trends. Most of the Group's markets are classified as mature and cyclical with modest growth rates.
    In 1994, the Group's diversity was an advantage. Favorable market influences in the United States balanced the impact of the lingering recession in Europe. In the United States, higher sales for applications in such basic industries as housing, glass and electronics have more than offset lower sales to the defense industry. Sales of plating products for the electronics industry and metal-joining products were strong. Growth in Asia Pacific also was achieved.
    A planned joint venture with the French precious metals company CLAL (see
"Current Developments") should provide significant efficiencies. The joint venture, which is expected to be finalized in May 1995, will combine most of the assets of Engelhard's Engineered Materials business with CLAL. Synergies between the geographic and technology positions of the two companies will help expand market reach and new product development efforts.

Precious Metals Management
The Engelhard-CLAL joint venture also offers growth opportunities for Engelhard's Precious Metals Management Group. The Group will provide virtually all of the precious metals consumed by the joint venture, while remaining the supplier to all Engelhard business groups and many external customers that use precious metals.
    The Precious Metals Management Group reported somewhat lower earnings and flat sales for 1994. The major causes were weak worldwide market conditions and expenses associated with steps to diversify. To achieve consistent profit growth, the Group is focusing on geographic expansion and ways to offer its commodity management skills to a wider array of industries and customers.
    Advances were made on both fronts during 1994. Business development activities in Moscow, Tokyo and South America were advanced, while a subsidiary was formed to market electric power in the United States. The Group assumed responsibility for platinum group metals refining and associated operations, transferred from the Chemical Catalysts Group. The move groups related services into a "full-loop" package for customers.

1993 Compared with 1992
Operating earnings decreased 26 percent as sales declined 19 percent. The drop in sales was principally the result of lower volumes and pricing for certain platinum group metals. Lower earnings from the Precious Metals Management
Group more than offset higher earnings from the Engineered Materials Group.
The Engineered Materials Group achieved cost savings and sales increases in the U.S. market.

1992 Compared with 1991
Operating earnings decreased 12 percent and sales were down 11 percent. The sales decline was principally the result of the acquisition of the remainder of the Company's former German joint venture (see "Investments") and lower precious metals prices. Earnings for the Engineered Materials Group were about the same as 1991, as higher volumes in the United States were partially offset by the impact of weak European markets. Earnings from the Precious Metals
Management Group decreased as a result of generally weaker market conditions.

Outlook
This segment will be altered significantly by the formation of the Engelhard-
CLAL joint venture. Most of the Engineered Materials Group will become part of the new venture. Profit will be reported as equity earnings. The joint venture, and geographic and service expansions in Precious Metals Management, is expected to lead to improved overall results in 1995.

Selling, Administrative and Other

Selling, administrative and other expenses increased in 1994 to $244.6 million from $213.0 million in 1993 and $224.1 million in 1992. In 1994, based on a study of incentive compensation and in response to changing demographics, the Company revised its estimate of current compensation expense relating to stock awards to include the cost of shares where the risk of forfeiture by the employee has been removed. The impact of this revised estimate was a net charge to 1994 earnings of $8.6 million ($5.3 million after tax $.05 per share). See Note 14, "Stock Option and Bonus Plans," of the Notes to
Consolidated Financial Statements. In addition, the increase in 1994 reflects increased spending on research and development as well as higher expenses overall related to acquisitions and growth programs (see also "Investments").

Equity Earnings, Interest and Taxes

Equity in earnings of affiliates decreased to $0.6 million in 1994 from $3.4 million in 1993 and $7.4 million in 1992. The decrease in 1994 was primarily due to the startup losses of a new joint venture Engelhard/ICC and lower volumes at Acreon Catalysts. The decrease in 1993 was primarily due to the absence of M&T Harshaw (sold in January 1993).
    Net interest expense was $22.0 million in 1994 compared with $13.7 million in 1993 and $16.2 million in 1992. Gross interest expense and offsetting contango income, which are components of net interest expense, reflect the extent of precious metals financed by spot and forward transactions during each year. The higher net interest expense in 1994 was primarily due to higher interest rates and average debt balances as a result of acquisitions of and investments in businesses, capital spending and purchases of the Company's common stock during the year. The lower net interest expense in 1993 was primarily due to the expiration of an unfavorable interest rate swap agreement in 1992 and the initiation of a then favorable interest rate swap agreement in 1993. See Note 12, "Financial Instruments and Precious Metals Operations," of the Notes to the Consolidated Financial Statements for further information about these interest rate swap agreements. The lower net interest expense in 1992 resulted from the Company's planned debt reductions.
    Interest income, included as a component of net sales, was $1.1 million, $2.0 million and $2.5 million in 1994, 1993 and 1992, respectively.
    The Company recorded a $39.3 million income tax provision in 1994, a $21.4 million income tax benefit in 1993 (primarily as a result of the special charge) and a $33.7 million income tax provision in 1992. Excluding the impact of the special charge, the effective income tax expense rate was 25.0 percent in 1994 and 24.3 percent in 1993 and 25.2 percent in 1992. The lower expense rate in 1993 was primarily due to 1993 U.S. tax legislation which reinstated the research and development credit and increased the U.S. income tax rate, which had a favorable impact on the Company's net deferred tax asset. At
December 31, 1994, the net deferred tax asset included in the balance sheet was $105.4 million and related primarily to the accrued postretirement and postemployment benefit obligations, the restructuring reserve, the environmental cleanup reserve and other accruals. Management believes that the Company will generate sufficient taxable earnings and tax planning opportunities to ensure realization of these tax benefits.

Investments
In July 1994, the Company purchased the business and assets of General Plasma, Inc., a supplier of thermal spray-coating technology and services. The acquisition when combined with the Company's catalyst technology aids the development of complete emission control systems.
    In March 1994, the Company purchased the assets of the sorbents and moving bed catalysts businesses of Solvay Catalysts, GmbH, in Nienburg, Germany. This acquisition expanded the Company's moving bed catalysts business and provides complementary product lines serving adsorbents applications.
    In early 1994, the Company and ICC Technologies, Inc.  formed
Engelhard/ICC, a jointly owned partnership, to develop and commercialize air-conditioning and air-treatment systems based on a proprietary new desiccant developed by Engelhard.
    In the fourth quarter of 1992, the Company and Procatalyse formed Acreon
Catalysts, a jointly owned partnership that markets hydroprocessing catalysts in North America and the Caribbean.
    In the fourth quarter of 1992, the Company formed Heraeus Engelhard
Electrochemistry Corp., a venture with Heraeus Inc., 46 percent owned by Engelhard, which markets electrochemical products in the Western Hemisphere.
    In the third quarter of 1992, the Company formed Salem Engelhard with Salem
Industries, Inc., a Michigan-based supplier of air pollution control systems.
The jointly owned partnership markets products and services to abate emissions of volatile organic chemicals and other pollutants.
    In the first quarter of 1992, the Company acquired the remaining 50 percent of Engelhard Kali-Chemie GmbH, an auto catalyst manufacturer and marketer in Germany.

Current Developments

In November 1994, the Company formally announced that Engelhard Corporation and
Paris-based CLAL (Groupe FIMALAC) had signed a letter of intent to enter into discussions with the objective of establishing a 50/50 joint venture for the purpose of refining, manufacturing and selling certain precious and base metal containing products. Consummation of the joint venture is pending appropriate approvals.
    In June 1994, the Company announced that it intends to acquire certain assets of the Floridin Company's Specialty Minerals operations. The assets include a manufacturing facility and mineral rights. The proposal to purchase the plant and certain related assets is contingent on several actions, including the appropriate government approvals and a definitive agreement.

Financial Condition and Liquidity

At December 31, 1994, the Company had $24.9 million of working capital, including $26.4 million of cash. The year-end market value of the Company's precious metals exceeded its carrying cost by $71.0 million. At December 31, 1994, the Company's ratio of current assets to current liabilities decreased to
1.0 from 1.1 a year earlier, primarily due to increased borrowings.
    Short-term bank and commercial paper borrowings increased to $179.7 million at December 31, 1994, primarily due to the acquisition of General Plasma and certain assets of Solvay, the formation of Engelhard/ICC, and the Company's stock purchase program. In addition, short-term borrowings were used to finance precious metals in excess of the Company's owned inventories needed for manufacturing and refining operations, as well as for precious metals dealing activities.
    The Company's total debt to total capital ratio increased to 32 percent at December 31, 1994, from 29 percent at December 31, 1993, as a result of higher short-term borrowings. The Company currently has available $605 million in committed revolving credit facilities. The Company also has authorization from its Board of Directors to issue up to $200 million of commercial paper ($127.3 million outstanding at December 31, 1994) and $100 million of additional long-term financing and has uncommitted lines of short-term credit exceeding $700 million. In 1996, management expects to call the $100 million 10% Notes due in 2000. Management believes that the Company will continue to have adequate access to short-term and long-term credit and capital markets to meet its needs for the foreseeable future.
    Net cash provided by operating activities was $114.8 million in 1994 compared with $130.4 million in 1993 and $169.5 million in 1992. For the past three-year period, cash and internally generated funds were adequate to fund working capital requirements, support capital projects and sustain increased dividend payments. For 1995, management anticipates that cash and cash flows will again be adequate to fund operational and capital requirements.

Capital Expenditures, Committments and Contingencies

Capital projects designed to maintain capacity, expand operations, improve efficiency or protect the environment amounted to $97.5 million in 1994 compared with $107.1 million in 1993 and $54.1 million in 1992. Capital expenditures in 1995 are projected to approximate $120.0 million. See also
Note 15, "Environmental Costs," and Note 16, "Litigation and Contingencies," of the Notes to Consolidated Financial Statements for further information about commitments and contingencies.

Effect of Foreign Currency Transactions and Translation

Generally, the Company does not speculate in foreign currency, but enters into foreign currency and transactions in the normal course of business and has investments in a number of different currencies. As a result, the Company is subject to transaction and translation exposure from fluctuations in foreign currency exchange rates. The Company uses a variety of strategies, including foreign currency forward contracts and internal hedging, to minimize or eliminate foreign currency exchange rate risk associated with substantially all of its foreign currency transactions. In selected circumstances, the Company enters into foreign currency forward contracts to hedge the U.S. dollar value of its foreign investments. See Note 12, "Financial Instruments and Precious
Metals Operations," of the Notes to Consolidated Financial Statements for further information about foreign currency hedging activities. Precious metals inventories are generally not impacted by foreign currency rate fluctuations because they are denominated in U.S. dollars.
                                    -24-


Dividends and Capital Stock

In the third quarter of 1994, the Board of Directors approved a nine percent increase in the quarterly dividend on common stock to $.12 effective as of September 30, 1994. The annualized common stock dividend rate at the end of 1994 was $.48 per share.
    In the third quarter of 1993, the Board of Directors authorized a three-for-two split of common stock effective as of September 30, 1993. In the fourth quarter of 1993, the Board of Directors elected to retire 3.5 million shares of stock previously held in treasury and approved a plan to purchase up to 2.4 million shares of common stock for delivery under its stock incentive and employee benefit plans. At December 31, 1994, 1.1 million shares had been purchased under this plan. The plan has now been closed.
    In the third quarter of 1992, the Board of Directors authorized a three-for-two split of common stock effective as of September 30, 1992. In the second quarter of 1992, the Board of Directors approved two separate plans to purchase up to 8.3 million shares of the Company's common stock. At December 31, 1994,
7.4 million shares had been purchased under these plans.


































Item 8.    Financial Statements and Supplementary Data
- ------     -------------------------------------------




Consolidated Statements of Earnings                                                                   Engelhard Corporation




Year ended December 31,                                                           1994             1993             1992
                                                                                  ----             ----             ----
(in thousands, except per share amounts)

Net sales                                                                     $2,385,802       $2,150,865       $2,399,749
Cost of sales                                                                  1,970,563        1,794,438        2,033,012
                                                                              ----------       ----------       ----------
    Gross profit                                                                 415,239          356,427          366,737
Selling, administrative and other expenses                                       244,611          213,018          224,093
Special charge (credit)                                                           (8,000)         148,000                -
                                                                              ----------       ----------       ----------
    Earnings (loss) from operations                                              178,628           (4,591)         142,644
Gain on sale of investment                                                             -           10,145                -
Equity in earnings of affiliates                                                     632            3,433            7,445
                                                                              ----------       ----------       ----------
Interest expense, net of capitalized amounts                                      23,010           17,292           19,067
  Less contango on futures and forward contracts                                  (1,056)         (3,596)           (2,836)
                                                                              ----------       ---------        ----------
    Net interest expense                                                          21,954          13,696            16,231
                                                                              ----------       ---------        ----------
    Earnings (loss) before income taxes and cumulative
      effect of accounting changes                                               157,306          (4,709)          133,858
Income tax expense (benefit)                                                      39,326         (21,381)           33,732
                                                                              ----------       ---------        ----------
    Net earnings before cumulative effect of
      accounting changes                                                         117,980          16,672           100,126
Cumulative effect of accounting changes                                                -         (16,000)          (89,509)
                                                                              ----------       ---------        ----------
    Net earnings                                                              $  117,980       $     672        $   10,617
                                                                              ==========       =========        ==========
Net earnings per share of common stock
  Before cumulative effect of accounting changes                                   $1.23            $.17             $1.00
  Cumulative effect of accounting changes                                              -            (.16)             (.89)
                                                                              ----------       ---------        ----------
    Net earnings per share                                                         $1.23            $.01             $ .11
                                                                              ==========       =========        ==========
Average number of shares outstanding                                              96,067          96,792           100,287


                                   See accompanying Notes to Consolidated Financial Statements.


Consolidated Balance Sheets                                                                           Engelhard Corporation




December 31,                                                                     1994                      1993
(in thousands)                                                                   ----                      ----
Assets
Cash                                                                        $   26,404                $   25,613
Receivables                                                                    265,639                   230,593
Inventories                                                                    243,439                   216,279
Other current assets                                                            38,155                    44,095
                                                                            ----------                ----------
    Total current assets                                                       573,637                   516,580

Investments                                                                    112,855                    97,147
Property, plant and equipment, less accumulated
  depreciation, depletion and amortization                                     540,361                   494,440
Other noncurrent assets                                                        213,906                   170,931
                                                                            ----------                ----------
    Total assets                                                            $1,440,759                $1,279,098
                                                                            ==========                ==========

Liabilities and Shareholders' Equity
Short-term bank borrowings                                                  $   52,342                $   79,987
Commercial paper                                                               127,325                    20,000
Current maturities of long-term debt                                               489                       440
Accounts payable                                                                86,230                    56,342
Accrued liabilities                                                            282,313                   305,968
                                                                            ----------                ----------
Total current liabilities                                                      548,699                   462,737

Long-term debt                                                                 111,762                   112,240
Other noncurrent liabilities                                                   165,563                   172,803
                                                                            ----------                ----------
    Total liabilities                                                          826,024                   747,780
                                                                            ----------                ----------

Commitments and contingent liabilities
Preferred stock, no par value, 5,000 shares authorized and unissued                  -                         -
Common stock, $1 par value, 200,000 shares authorized
  and 98,197 shares issued                                                      98,197                    98,197
Retained earnings                                                              582,520                   497,490
Treasury stock, at cost, 3,099 and 2,251 shares, respectively                  (74,054)                  (55,218)
Cumulative translation adjustment                                                8,072                    (9,151)
                                                                            ----------                ----------
    Total shareholders' equity                                                 614,735                   531,318
                                                                            ----------                ----------
    Total liabilities and shareholders' equity                              $1,440,759                $1,279,098
                                                                            ==========                ==========

                                   See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows                                                                 Engelhard Corporation


Year ended December 31,                                                           1994             1993             1992
(in thousands)                                                                    ----             ----             ----

Cash flows from operating activities
  Net earnings                                                                $ 117,980        $     672          $ 10,617
  Adjustments to reconcile net earnings
    to net cash provided by operating activities
    Depreciation, depletion and amortization                                     69,104           68,177            73,798
    Special charge (credit)                                                      (8,000)         148,000                 -
    Gain on sale of investment                                                        -          (10,145)                -
    Cumulative effect of accounting changes                                           -           16,000            89,509
    Equity earnings, net of dividends                                             3,201             (854)           (4,375)
    Net change in assets and liabilities                                        (67,497)         (91,488)              (83)
                                                                              ---------        ---------          --------
      Net cash provided by operating activities                                 114,788          130,362           169,466


Cash flows from investing activities
  Capital expenditures, net of disposals                                        (97,531)        (107,088)          (54,112)
  Acquisition of businesses and investments                                     (44,298)               -           (11,152)
  Proceeds from sale of investment                                                    -           39,787                 -
  Other                                                                          (1,036)          (2,749)          (22,096)
                                                                              ---------        ---------          --------
      Net cash used in investing activities                                    (142,865)         (70,050)          (87,360)


Cash flows from financing activities
  Increase in short-term borrowings                                              79,585           49,305            10,081
  Proceeds from issuance of long-term debt                                            -                -             2,379
  Repayment of long-term debt                                                      (429)          (1,935)           (6,975)
  Purchase of treasury stock                                                    (41,280)         (90,648)          (66,485)
  Stock bonus and option plan transactions                                       33,672           19,030            14,304
  Dividends paid                                                                (44,178)         (40,631)          (37,861)
                                                                              ---------        ---------       -----------
      Net cash provided by (used in) financing activities                        27,370          (64,879)          (84,557)
Effect of exchange rate changes on cash                                           1,498           (1,146)           (2,460)
                                                                              ---------        ---------       -----------
     Net increase (decrease) in cash                                               791           (5,713)           (4,911)
      Cash at beginning of year                                                  25,613           31,326            36,237
                                                                              ---------        ---------       -----------
      Cash at end of year                                                     $  26,404        $  25,613       $    31,326
                                                                              =========        =========       ===========

                                   See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Shareholders' Equity                                                 Engelhard Corporation


                                                           Additional                           Cumulative        Total
                                                 Common      paid-in     Retained     Treasury  translation   shareholders'
                                                  stock      capital     earnings        stock   adjustment       equity
                                                -------    ----------    --------     --------  -----------   ------------
(in thousands, except per share amounts)

Balance at December 31, 1991                    $45,200     $ 63,407     $633,420     $(10,556)    $ 25,143     $756,614
Net earnings                                          -            -       10,617            -            -       10,617
Dividends ($.37 per share)                            -            -      (37,861)           -            -      (37,861)
Three-for-two stock split                        22,600      (22,600)           -            -            -            -
Foreign currency translation adjustment               -            -            -            -      (29,985)     (29,985)
Treasury stock acquired                               -            -            -      (66,485)           -      (66,485)
Stock bonus and option plan transactions              -       (3,483)           -       17,787            -       14,304
                                                -------     --------     --------     --------     --------     --------
Balance at December 31, 1992                     67,800       37,324      606,176      (59,254)      (4,842)     647,204
Net earnings                                          -            -          672            -            -          672
Dividends ($.42 per share)                            -            -      (40,631)           -            -      (40,631)
Three-for-two stock split                        33,897      (33,897)           -            -            -            -
Foreign currency translation adjustment               -            -            -            -       (4,309)      (4,309)
Treasury stock acquired                               -            -            -      (90,648)           -      (90,648)
Stock bonus and option plan transactions              -       (3,427)      (1,989)      24,446            -       19,030
Retirement of treasury stock                     (3,500)           -      (66,738)      70,238            -            -
                                                -------     --------     --------     --------     --------     --------
Balance at December 31, 1993                     98,197            -      497,490      (55,218)      (9,151)     531,318
Net earnings                                          -            -      117,980            -            -      117,980
Dividends ($.46 per share)                            -            -      (44,178)           -            -      (44,178)
Foreign currency translation adjustment               -            -            -            -       17,223       17,223
Treasury stock acquired                               -            -            -      (41,280)           -      (41,280)
Stock bonus and option plan transactions              -            -       11,228       22,444            -       33,672
                                                -------     --------     --------     --------     --------     --------
Balance at December 31, 1994                    $98,197     $      -     $582,520     $(74,054)    $  8,072     $614,735
                                                =======     ========     ========     ========     ========     ========





                                   See accompanying Notes to Consolidated Financial Statements.










Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Engelhard Corporation and its wholly-owned subsidiaries (collectively referred to as the Company). All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

Accounting Changes
Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." This standard requires the accrual method of accounting for certain benefits provided to former or inactive employees after employment but before retirement. As of January 1, 1993, the Company recognized the full actuarially calculated amount of its estimated accumulated postemployment benefit obligation. The charge to 1993 earnings was $26.0 million ($16.0 million after tax--$.16 per share). The after-tax amount has been reflected in 1993 as a cumulative effect of an accounting change.

    Effective January 1, 1992, the Company adopted the provisions of Statements of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) and No. 109 "Accounting for Income Taxes" (SFAS 109). The cumulative effect of these accounting changes was to reduce 1992 earnings by $134.5 million ($83.4 million after tax--$.83 per share) for SFAS 106 and by $6.1 million ($.06 per share) for SFAS 109.
                                    -30-



2. Special Charge

In 1993, the Company provided for a plan to realign and consolidate businesses, concentrate resources and better position itself to achieve its strategic growth objectives. That plan resulted in a special charge of $148.0 million ($91.8 million after tax--$.95 per share) in 1993, consisting of a $118.0 million pretax restructure provision for asset writedowns related to product lines or sites being exited together with provisions for facility shutdown, rundown and relocation and for employee reassignment, severance and related benefits and a $30.0 million pretax environmental reserve. See Note 15, "Environmental Costs," for a discussion of environmental matters and the amount of the Company's environmental reserve.
    The Company's restructuring reserve at December 31, 1993, consisted of the $118.0 million 1993 special charge and $32.4 million of previously established provisions associated with idled sites, as rundown costs continue to be incurred at these sites and their disposition is pending completion of environmental cleanup and/or consummation of sales. During the fourth quarter of 1994, the Company reversed $8.0 million of its restructuring reserve because its idle Canadian facility was sold earlier and at more favorable terms than originally estimated and because of a revised, and less costly, approach to the cleanup/disposition of its idle Newark, New Jersey site.
    Generally, the 1993 restructuring plan is being implemented as originally contemplated. The following table sets forth the components of the Company's restructuring reserve and related activity for the year:

Restructuring Reserve
(in millions)                     Employee    Asset
                                separations writedowns   Other      Total
                                ----------- ----------   -----     -------

Balance at December 31, 1993       $35.9      $72.2      $42.3      $150.4
Asset writeoffs/writedowns             -      (66.6)         -       (66.6)
Cash spending                       (8.8)         -       (8.4)      (17.2)
Cash proceeds                          -        1.7          -         1.7
Reclassification                       -        7.5       (7.5)          -
Reversal                               -          -       (8.0)       (8.0)
                                   -----      -----      -----      ------
Balance at December 31, 1994       $27.1      $14.8      $18.4      $ 60.3

    In 1994, the Company reconfigured certain production processes of the Middle Georgia facility of the Paper Pigments and Chemicals Group, which resulted in the writeoff of the associated assets. Two other Company-owned sites, originally identified for closure, will remain open. One of these facilities, a part of the Engineered Materials Group, will continue to operate because of improved economics and the lack of synergy to be achieved from relocating the manufacturing process. The other facility, a part of the Chemical Catalysts Group, will continue to operate because the product lines are complementary to the Company's other businesses. The impairment of this facility, as opposed to the originally planned shutdown and relocation, resulted in a reclassification of shutdown and relocation costs to asset writedowns.
    To date, the Company has been unable to implement two of the originally planned restructuring projects. Delayed Department of Justice clearance has impeded the completion of the Floridin acquisition which was formally announced in June 1994, and is an integral part of the rationalization of the Company's attapulgite business. Further, although negotiations began in late 1993 for the establishment of a Paris-based precious metal fabrication joint venture with CLAL, consummation of the joint venture is pending appropriate approvals. The Company anticipates implementation of both of these projects as soon as appropriate approvals/clearances are obtained.

    As indicated in the table above, the reserve balance at December 31, 1994, will be used for severance and related benefits, asset writeoffs and other expenses, primarily rundown costs at idle sites. The Company continues to expect that approximately 600 employees will be impacted; currently, about half of these employees have been separated or notified of their impending termination.
    During 1994, restructuring savings of approximately $7.0 million were realized, primarily as a result of reduced depreciation. Additional savings will be realized in 1995, and by the end of 1996 the Company anticipates annual cost savings of about $20 to $25 million as a result of lower manufacturing and operating expenses, with annual cash savings of about $15 million.

3. Research and Development Costs

Research and development costs are charged to expense as incurred and were $49.0 million in 1994, $46.9 million in 1993 and $44.6 million in 1992.

4. Benefits

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

   The components of the net pension credit for all plans are shown in the following table:

Net Pension Credit
(in millions)                                  1994       1993       1992
                                               ----       ----       ----

Service cost                                 $  9.3     $  8.1      $  8.2
Interest cost                                  19.1       18.8        18.1
Actual return on plan assets                   (9.3)     (26.9)      (20.6)
Net amortization and deferral                 (21.0)      (2.2)      (11.1)
                                             ------     ------      ------
Net pension credit                           $ (1.9)    $ (2.2)     $ (5.4)

    The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations for the pension plans are 7.5 to 9.0 percent and
3.5 to 6.5 percent, respectively. The expected long-term rate of return on assets is 7.5 to 10.5 percent.

    The following table sets forth the plans' funded status:

Funded Status
(in millions)                                                1994      1993
                                                             ----      ----
Actuarial present value of benefit obligations
  Vested benefit obligation                                $206.9     $209.4
  Accumulated benefit obligation                           $217.8     $220.2
  Projected benefit obligation                             $254.3     $250.2
Plan assets at fair value                                  $283.6     $280.9
Plan assets in excess of projected benefit obligation      $ 29.3     $ 30.7
Unrecognized net loss                                        39.8       34.8
Unrecognized prior service cost                               6.8        6.3
Unrecognized transition asset, net of amortization          (14.7)     (19.7)
                                                           ------     ------
Prepaid pension expense                                    $ 61.2     $ 52.1

    The Company also sponsors two savings plans covering certain salaried and hourly paid employees. The Company's contributions, which may equal up to 50 percent of certain employee contributions, were $2.0 million in 1994, 1993 and 1992.
    The Company also currently provides postretirement medical and life insurance benefits to certain retirees (and their spouses), certain disabled employees (and their families) and spouses of certain deceased employees. Substantially all U.S. salaried employees and certain hourly paid employees are eligible for these benefits, which are paid through the Company's general health care and life insurance programs, except for certain medicare-eligible salaried and hourly retirees who are provided a defined contribution towards the cost of a partially insured health plan. In addition, the Company provides postemployment benefits to former or inactive employees after employment but before retirement. These benefits are substantially similar to the postretirement benefits but cover a much smaller group of employees.
    The components of the net expense for these postretirement and postemployment benefits are shown in the following table:

Postretirement and Postemployment Benefit Expense
(in millions)                                  1994       1993        1992
                                               ----       ----        ----
Service cost                                  $ 2.3      $ 2.1       $ 2.6
Interest cost                                  10.0       13.3        11.0
Net amortization                               (4.5)      (3.2)       (1.0)
                                              -----      -----       -----
Net benefit expense                           $ 7.8      $12.2       $12.6

    Annual cash spending for postretirement and postemployment benefits averaged approximately $7 million for the past three-year period.

    The following table sets forth the components of the accrued postretirement and postemployment benefit obligation, all of which are unfunded:

Postretirement and Postemployment Benefit Obligation
(in millions)                                                1994       1993
                                                             ----       ----
Accumulated benefit obligation
  Retirees                                                 $ 72.3     $ 92.6
  Fully eligible active participants                         16.0       19.9
  Other active participants                                  33.1       39.2
                                                           ------     ------
                                                            121.4      151.7
Unrecognized prior service cost                              37.1       39.6
Unrecognized net gain (loss)                                  7.1      (23.6)
                                                           ------     ------
Accrued benefit obligation                                 $165.6     $167.7

    The weighted-average discount rate used in determining the actuarial present value of the accumulated postretirement and postemployment benefit obligation is 8.5 percent. The average assumed health care cost trend rate used for 1994 is 12 percent, gradually decreasing to 5 percent by 2004. A one percent increase in the assumed health care cost trend rate would increase aggregate service and interest cost in 1994 by $1.9 million and the accumulated postretirement and postemployment benefit obligation as of December 31, 1994, by $15.8 million.

5. Related Party Transactions

The Company, in the ordinary course of business, has raw material supply arrangements with entities in which it is informed Anglo American Corporation of South Africa Limited (Anglo) has a material interest. Anglo indirectly holds a significant minority interest in the common stock of the Company. The Company's purchases from such entities amounted to $233.1 million in 1994, $228.7 million in 1993 and $254.5 million in 1992, and metal leases to such entities amounted to $49.7 million in 1994. These transactions were under terms no less favorable to the Company than those arranged with other parties. At December 31, 1994 and 1993 amounts due to such entities totaled $14.8 million and $3.4 million, respectively.

6. Income Taxes

The components of income tax expense are shown in the following table:

Income Tax Expense (Benefit)
(in millions)                                  1994       1993        1992
                                               ----       ----        ----
Current income tax expense
  Federal                                     $13.3      $18.4       $13.0
  State                                         1.3        1.6         1.0
  Foreign                                       7.5        7.8         2.5
                                              -----      -----       -----
                                               22.1       27.8        16.5
Deferred income tax expense (benefit)
  Federal                                      13.2      (39.8)       11.5
  Changes in tax rates                          1.3       (1.6)          -
  State                                         2.7       (2.7)        2.8
  Foreign                                       8.1       (1.2)        6.4
  Loss carryforwards/tax credits               (8.1)      (3.9)       (3.5)
                                              -----     ------       -----
                                               17.2      (49.2)       17.2
                                              -----     ------       -----
Income tax expense (benefit)                  $39.3     $(21.4)      $33.7

    The foreign portion of income (loss) before income tax expense (benefit) was income of $51.0 million in 1994, $20.9 million in 1993 and $36.4 million in 1992. Taxes on income of foreign consolidated subsidiaries and affiliates are provided at the tax rates applicable to their respective foreign tax jurisdictions. Tax credits (charges) of $3.6 million in 1994, $6.2 million in 1993 and ($0.8) million in 1992, in connection with equity adjustments, are included in such adjustments for those years and are not reflected in the amounts shown above.

     The following table sets forth the components of the net deferred income tax asset which results from temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes:

Net Deferred Income Tax Asset
(in millions)                                                1994       1993
                                                             ----       ----
Deferred tax assets
  Accrued liabilities                                      $ 78.1     $102.1
  Noncurrent liabilities                                     66.4       68.1
  Tax credits and carryforwards                              41.3       30.3
Deferred tax liabilities
  Prepaid pension expense                                   (28.5)     (24.5)
  Property, plant and equipment                             (16.1)     (22.6)
  Other assets                                              (35.8 )    (36.1)
                                                           ------     ------
Net deferred income tax asset                              $105.4     $117.3

    As of December 31, 1994, the Company had approximately $16.8 million of nonexpiring alternative minimum tax credit carryforwards and approximately $4.8 million of research and development credits with expiration dates through 2009 available to offset future U.S. Federal income taxes. Also, as of December 31, 1994, the Company had approximately $11.6 million of foreign nonexpiring net operating loss carryforwards and approximately $6.0 million of foreign investment tax credits expiring in 2000 available to offset certain future foreign income taxes.
    A reconciliation of the difference between the Company's consolidated income tax expense (benefit) and the expense (benefit) computed at the federal statutory rate is shown in the following table:

Consolidated Income Tax Expense (Benefit) Reconciliation

(in millions)                                  1994       1993        1992
                                               ----       ----        ----
Income tax expense (benefit) at federal
  statutory rate                              $55.0     $ (1.6)      $45.5
Special charge                                    -       (4.4)          -
Effect of tax law changes                       1.3       (1.6)          -
State income taxes, net of federal effect       2.6        2.8         2.5
Percentage depletion                          (11.6)     (11.6)      (10.0)
Equity earnings                                 (.6)         -        (1.7)
Effect of different tax rates on
  foreign earnings, net                         2.3       (4.0)       (3.1)
Benefit of tax credits                         (7.5)      (1.0)          -
Foreign sales corporation                      (3.4)      (1.4)       (1.8)
Other items, net                                1.2        1.4         2.3
                                              -----     ------       -----
Income tax expense (benefit)                  $39.3     $(21.4)      $33.7

    At December 31, 1994, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $251.8 million. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practicable to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale; however, under existing law, foreign tax credits would be available to substantially reduce, or in some cases eliminate, U.S. taxes payable.

7. Inventories

Inventories consist of the following:

Inventories
(in millions)                                                1994       1993
                                                             ----       ----
Raw materials                                              $ 62.9     $ 49.1
Work in process                                              24.1       31.1
Finished goods                                              103.0       82.7
Precious metals                                              53.4       53.4
                                                           ------     ------
Total inventories                                          $243.4     $216.3

    All precious metals inventories are stated at LIFO cost. The market value of the precious metals inventories exceeded cost by $61.0 million and $55.7 million at December 31, 1994 and 1993, respectively. The Company also has a long-term investment in precious metals. The combined market value of precious metals in inventories and the investment exceeded cost by $71.0 million and $74.5 million at December 31, 1994 and 1993, respectively.
    In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms.

8. Investments

The Company has investments in affiliates that are accounted for on the equity method. The most significant of these investments is N.E. Chemcat Corporation (N.E. Chemcat), a 38.8 percent owned, publicly-traded Japanese corporation and a leading producer of automotive and chemical catalysts, electronic chemicals and other precious metals-based products. At December 31, 1994, the quoted market value of the Company's investment in N.E. Chemcat was in excess of $200 million. The valuation represents a mathematical calculation based on a closing quotation published by the Tokyo over-the-counter market and is not necessarily indicative of the amount that could be realized upon sale.
    In the first quarter of 1993, the Company sold its investment in M&T Harshaw to its partner for $40 million in cash with the buyer assuming all assets and liabilities. As a result, the Company realized an after-tax gain of $6.3 million ($.06 per share).
     The summarized unaudited financial information below represents an aggregation of the Company's nonsubsidiary affiliates:

Financial Information (unaudited)
(in millions)                                  1994       1993        1992
                                               ----       ----        ----
Earnings data
  Revenue                                    $348.1     $327.3      $445.5
  Gross profit                                 62.0       55.4       120.3
  Net earnings                                  6.4       10.4        18.3
  Company's equity in net earnings               .6        3.4         7.4
Balance sheet data
  Current assets                             $231.2     $222.3
  Noncurrent assets                           123.5      103.0
  Current liabilities                         103.1      103.4
  Noncurrent liabilities                       18.8       15.6
  Net assets                                  232.8      206.3
  Company's equity in net assets              105.5       90.5

    The Company's share of undistributed earnings of affiliated companies included in consolidated retained earnings was $41.8 million at December 31, 1994. Dividends from affiliated companies were $3.8 million in 1994, $2.6 million in 1993 and $3.1 million in 1992.
    The Company has other investments, including an investment in precious metal, that are accounted for at cost.

9. Property, Plant, and Equipment

Property plant and equipment consist of the following:

Property, Plant and Equipment
(in millions)                                                1994       1993
                                                             ----       ----
Land                                                     $   14.0   $   13.0
Buildings and building improvements                         155.5      139.6
Machinery and equipment                                     982.5      883.5
Construction in progress                                     62.9       66.9
Mineral deposits and mine development                        70.2       68.0
                                                         --------   --------
                                                          1,285.1    1,171.0
Accumulated depreciation, depletion and amortization        744.7      676.6
                                                         --------   --------
Property, plant and equipment, net                       $  540.4   $  494.4

10. Short-term Borrowings and Long-term Debt

At December 31, 1994, unsecured committed revolving credit agreements include a $300 million facility with a group of North American money center banks and a $305 million facility with a group of major foreign banks which expire in 1997 and 1998, respectively. Commitment fees are paid on unused portions of these lines. In connection with its credit facilities, the Company has agreed to certain covenants, none of which is considered restrictive to the operations of the Company.
    At December 31, 1994 and 1993, short-term bank borrowings were $52.3 million and $80.0 million, respectively, at a weighted average interest rate of 6.3% and 3.7%, respectively. At December 31, 1994 and 1993, commercial paper borrowings were $127.3 million and $20.0 million, respectively, at a weighted average interest rate of 6.0% and 3.3%, respectively.
    Additional unused lines of credit available exceeded $700 million at December 31, 1994. The Company's lines of credit with its banks are available in accordance with normal terms for prime commercial borrowers and are not subject to commitment fees or other restrictions.

    The following table sets forth the components of long-term debt:

Debt Information
(in millions)                                                1994       1993
                                                             ----       ----
10% Notes, callable at par in 1996, due 2000
  (net of discount)                                        $ 99.8     $ 99.8
Industrial revenue bond, 7.91% adjustable to
  market in 1995, due 1997                                    5.5        5.5
Industrial revenue bonds 64.5% to 68% of
  prime rate, due 1997-1999                                   5.5        5.5

Foreign bank loans with a weighted-average
  interest rate of 7.0%, due 1995-1999                        1.5        1.8
                                                           ------    -------
                                                            112.3      112.6

Amounts due within one year                                    .5         .4
                                                           ------     ------
Total long-term debt                                       $111.8     $112.2

    As of December 31, 1994, the aggregate maturities of long-term debt for the succeeding five years are as follows: $0.5 million in 1995, $0.5 million in 1996, $6.8 million in 1997 and $4.5 million in 1999. In addition, management expects to call the $100 million 10% Notes in 1996. See Note 12, "Financial Instruments and Precious Metals Operations," for a discussion about interest rate swap agreements.

11. Lease Commitments

The Company rents real property and equipment under long-term operating leases. Future minimum rental payments required under noncancellable operating leases, having initial or remaining lease terms in excess of one year, are $8.6 million in 1995, $7.6 million in 1996, $6.9 million in 1997, $6.5 million in 1998, $6.4 million in 1999 and $37.6 million thereafter. Rental/lease expense, including all leases, amounted to $14.5 million in 1994, $13.5 million in 1993 and $12.0 million in 1992.

12. Financial Instruments and Precious Metals Operations

The Company does not generally speculate in or engage in the trading of derivative financial instruments. Derivative financial instruments are used by the Company primarily for hedging purposes to mitigate risk and include foreign currency forward contracts and interest rate swap agreements. The Company's nonderivative financial instruments consist primarily of cash in banks, temporary investments, accounts receivable and debt.
    The fair value of financial instruments in working capital approximates book value. At December 31, 1994, the fair value of long-term debt was about $114.2 million based on current interest rates, compared with a book value of $112.3 million.
    The Company's financial instruments do not represent a concentration of credit risk because the Company deals with a variety of major banks worldwide, and its accounts receivable are spread among a number of major industries, customers and geographic areas. In addition, a centralized credit committee reviews significant credit transactions before consummation and an appropriate level of reserves is maintained. Provisions to these reserves were not significant in 1994, 1993 or 1992. Management believes that should a counterparty fail to perform according to the terms of an agreement, it is unlikely that any of the Company's off-balance sheet financial instruments would result in a significant loss to the Company.

Foreign Currency Forward Contracts
In the normal course of business, the Company enters into transactions denominated in foreign currencies. In addition, the Company has subsidiary and nonsubsidiary investments in a number of different currencies. As a result, the Company is subject to transaction and translation exposure from fluctuations in foreign currency exchange rates. The Company uses a variety of strategies, including foreign currency forward contracts and internal hedging, to minimize or eliminate foreign currency exchange rate risk associated with substantially all of its foreign currency transactions. Gains and losses on these hedging transactions are generally recorded in earnings in the same period as they are realized, which is usually in the same period as the underlying or originating transactions. In selected circumstances, the Company enters into foreign currency forward contracts to hedge the U.S. dollar value of its foreign investments. Gains and losses on these hedging contracts are recognized as cumulative translation adjustments. In limited and closely monitored situations, for which pre-approved exposure levels have been set, the Company may enter into speculative foreign currency transactions. Gains and losses on these transactions are recognized in earnings in the period of the change.
    There were no speculative positions in foreign currencies as of December 31, 1994 and 1993, and there were no material gains or losses from such positions for any year presented. The following table sets forth, in U.S. dollars, the Company's open foreign currency forward contracts used for hedging:

Foreign Currency Forward Contracts Information
(in millions)                              1994                 1993
                                     -----------------     --------------
                                        Buy       Sell       Buy     Sell
Deutschemark                         $ 17.3     $ 29.8     $ 4.6    $25.6
Japanese Yen                           68.9       99.9      16.8     38.2
Pound Sterling                         38.9       15.8      11.5     14.8
South African Financial Rand            1.4          -         -        -
                                     ------     ------     -----    -----
Total open foreign currency
  forward contracts                  $126.5     $145.5     $32.9    $78.6

    None of these contracts exceeds a year in duration and the net amount of deferred income and expense on foreign currency forward contracts, which will predominately be recognized as cumulative translation adjustments, was $1.0 million expense in 1994 and $.3 million income in 1993.

Interest Rate Swap Agreements
The Company occasionally enters into interest rate swap agreements to modify the characteristics of its outstanding borrowings from fixed to floating rate debt or vice versa. The intent of these transactions is to reduce interest expense. The use and mix of such instruments can vary depending on business and economic conditions and management's interest rate outlook. The Company uses swap instruments only as hedges or as integral parts of borrowings. See Note 10, "Short-term Borrowings and Long-term Debt." As such, the differential to be paid or received is accrued and recognized in income as an adjustment to interest expense. During the past three-year period, the Company used two interest rate swap agreements intended to reduce interest expense on certain of its outstanding debt. These swap agreements were based on amounts and maturities which coincide with the debt agreements. There has been no speculative trading in these instruments and of these two agreements, one was held to maturity and the other is intended to be held to maturity. In connection with the $100 million 10% Notes due in 2000, callable in 1996, the Company entered into a $100 million notional principal amount swap contract running from May 11, 1993, to May 13, 1996, to receive 4.5% and to pay LIBOR. In connection with the $100 million 11.75% Eurobonds due in 1992, the Company entered into a $100 million notional principal amount swap contract running from June 9, 1986, to March 29, 1992, to receive LIBOR and to pay 11.15%. The impact of these swap contracts was to increase interest expense by $.3 million in 1994, to decrease interest expense by $.7 million in 1993 and to increase interest expense by $1.3 million in 1992. The resulting impact on the Company's weighted average borrowings rate was not material for any year presented.

Precious Metals Operations
Some of the Company's businesses use precious metals in their manufacturing processes. In addition, sales and purchases of precious metals to/from industrial and refining customers are transacted through the Company's dealing operations. Secondarily, and usually as a consequence of the above transactions, the Company also engages in precious metals dealing with other counterparties. Generally, all of these precious metals transactions are hedged on a daily basis, using spot, forward, futures or option transactions, to substantially eliminate the exposure to price risk. In limited and closely monitored situations, for which pre-approved exposure levels have been set, the Company holds unhedged precious metal positions. Changes in the market value of unhedged (open) precious metal positions are recognized in earnings in the period of the change by marking these positions to their current market value.

The following table sets forth the Company's open precious metal positions:

Precious Metal Positions Information
(in millions)                                1994                 1993
                                     -----------------    -----------------
                                                 Gross                Gross
                                     Position    value    Position    value
                                     --------    -----    --------    -----
Platinum group metals                  Long       $5.8      Long      $7.5
Gold                                   Short       (.6)     Short        -
Silver                                 Long         .1      Short     (2.0)
                                                  ----                ----
Total open precious metal positions               $5.3                $5.5

    The total mark-to-market adjustment related to the above positions was $.2 million expense in 1994 and $.1 million expense in 1993.
    As a result of its precious metals transactions, the Company earned contango income of $1.1 million in 1994, $3.6 million in 1993 and $2.8 million in 1992. Contango is a term common to precious metal transactions representing the premium received or paid when settlement of the precious metal transaction is in the future. This premium constitutes an offset to the financing costs associated with carrying the precious metal that underlies the transaction. As such, contango is reflected in the statement of earnings as an adjustment to interest expense because it is an integral component of the Company's financing costs.

13. Industry Segment and Geographic Area Data

The Company operates in three industry segments: Catalysts and Chemicals, Pigments and Additives, and Engineered Materials and Precious Metals Management.
    The Catalyst and Chemicals segment develops, manufactures and markets a wide range of catalysts and related products and processes for the automotive, off-road vehicle, aircraft, power generation, petroleum refining, chemical, petrochemical, pharmaceutical and food processing industries, among others. The Company's products are used by customers in these industries to reduce emissions, achieve desired manufacturing yields and improve quality and/or cost-efficiency.
    The Pigments and Additives segment develops, manufactures and markets coating and extender pigments for the paper industry and color pigments and specialty minerals for a variety of industries. The Company's paper pigments are used principally to make coated and uncoated papers and paper board. Its color pigments are used primarily in paints and coatings, plastics, rubber and printing inks, while specialty mineral products are sold to the plastics, rubber, wire and cable, coatings, inks and adhesives industries.

    The Engineered Materials and Precious Metals Management segment develops, manufactures and markets fabricated products and coatings based on precious metals for a broad spectrum of industries. This segment also engages in precious metals management on behalf of Company businesses and customers that use precious metals. It also participates in refining and marketing of energy-related services.

The following table presents certain data by industry segment:

Industry Segment Information
(in millions)                                                          Engineered
                                                                       Materials &
                                              Catalysts &  Pigments &   Precious   Corporate
                                               Chemicals   Additives    Metals     and Other  Consolidated
                                              -----------  ---------- -----------  ---------  ------------
1994
Net sales                                          $602.5     $376.0    $1,407.3     $    -    $2,385.8
Operating earnings excluding
  special credit                                     96.9        72.0        36.8          -       205.7
Special credit                                          -           -           -        8.0         8.0
Depreciation, depletion
  and amortization                                   29.5        27.6         7.0        5.0        69.1
Identifiable assets                                 453.5       431.6       220.9      334.8     1,440.8
Capital expenditures, net                            33.8        54.0         5.2        4.5        97.5
1993
Net sales                                          $541.1      $369.0    $1,240.8     $    -    $2,150.9
Operating earnings excluding
  special charge                                     81.9        55.0        31.0          -       167.9
Special charge                                      (79.1)      (30.3)      (38.6)         -      (148.0)
Depreciation, depletion
  and amortization                                   27.0        29.7         7.1        4.4        68.2
Identifiable assets                                 394.4       393.5       212.7      278.5     1,279.1
Capital expenditures, net                            61.0        36.2         7.5        2.4       107.1
1992
Net sales                                          $511.0      $362.2    $1,526.5     $    -    $2,399.7
Operating earnings                                   70.9        56.8        42.0          -       169.7
Depreciation, depletion
  and amortization                                   31.7        29.2         7.9        5.0        73.8
Identifiable assets                                 401.5       409.4       255.2      221.6     1,287.7
Capital expenditures, net                            23.2        20.2         9.2        1.5        54.1

    Intersegment sales are not significant. In 1993, the special charge reduced identifiable assets by $33.2 million in Catalysts and Chemicals, $25.4 million in Pigments and Additives and $7.5 million in Engineered
Materials and Precious Metals Management while the related tax benefit increased identifiable assets by $48.3 million in Corporate and Other.









                                    -42-




    The following table presents certain data by geographic area:

Geographic Area Data
(in millions)                                                                        Special
                                                    Net     Inter-area   Operating   (charge)  Identifiable
                                                   sales       sales      earnings    credit      assets
                                                 --------   ----------   ---------   --------  ------------
1994
United States                                    $1,568.6     $  32.5      $164.7    $   2.0      $655.4
Foreign                                             817.2        77.0        41.0        6.0       450.6
1993
United States                                    $1,396.8      $ 30.9      $118.5    $(120.3)     $598.1
Foreign                                             754.1        86.0        49.4      (27.7)      402.5
1992
United States                                    $1,544.2      $119.6      $134.0  $       -      $661.6
Foreign                                             855.5        49.2        35.7          -       404.5


    Inter-area sales are generally based on market prices. In 1993, the special charge reduced identifiable assets by $10.8 million in the United States and $7.0 million for foreign operations. Most of the Company's foreign operations are conducted by European subsidiaries. United States export sales to customers throughout the world were $237.0 million in 1994, $231.2 million in 1993 and $316.3 million in 1992.

The following table reconciles segment operating earnings with the earnings before income taxes and cumulative effect of accounting changes as shown in the Consolidated Statements of Earnings:

Reconciliation to Consolidated Statements of Earnings

(in millions)                                 1994          1993        1992
                                              ----          ----        ----
Operating earnings                          $213.7        $ 19.9      $169.7
Gain on sale of investment                       -          10.1           -
Equity earnings                                 .6           3.4         7.4
Interest and other expenses, net             (57.0)        (38.1)      (43.2)
                                            ------        ------       -----
Earnings (loss) before income taxes and
  cumulative effect of accounting changes   $157.3        $ (4.7)      $133.9

    For the years ended December 31, 1994 and 1992, one customer of both the Catalysts and Chemicals and the Engineered Materials and Precious Metals Management segments accounted for 11 percent and 12 percent, respectively, of the Company's net sales.








                                    -43-




14. Stock Option and Bonus Plans
The Company's Stock Option Plans of 1991 and 1981, as amended (the Key Option Plans) generally provide for the granting to key employees of options to purchase an aggregate of 11,250,000 and 4,556,250 common shares, respectively, at fair market value on the date of grant. No options under the Key Option Plans may be granted after June 30, 2001. In 1993, the Company established the
Employee Stock Option Plan of 1993, as amended, which generally provides for the granting to all employees (excluding U.S.
bargaining unit employees and key employees eligible under the Key Option Plans) of options to purchase an aggregate of 1,875,000 common shares at fair market value on the date of grant.  No options under this plan may be granted after December 31, 1994.
Options under all plans become exercisable in installments after one year, and no options may be exercised after 10 years from the date of grant. Outstanding options may be cancelled and reissued under terms specified in the plan documents. The effect of outstanding stock options has been excluded from the calculation of the number of shares outstanding used to compute earnings per share of common stock because it is not significant.

    Stock option transactions under all plans are as follows:

Stock Option Information

                                               1994                           1993                           1992
                                      --------------------------     --------------------------     --------------------------
                                        Number      Option price       Number      Option price       Number      Option price
                                      of shares       per share      of shares       per share      of shares       per share
                                      ---------     ------------     ---------     ------------     ---------     ------------
Outstanding at beginning of year      4,451,352     $ 6.81-28.58     3,353,427     $ 6.81-23.04     3,205,723     $ 6.81-14.19
Granted                               1,800,762      21.31-28.58     1,850,647      22.04-28.58     1,006,575      17.17-23.04
Cancelled                               (63,305)      8.31-28.58       (93,067)      7.89-28.58       (16,734)      7.89-17.17
Exercised                              (449,562)      7.89-28.58      (659,655)      6.81-17.17      (842,137)      6.81-12.25
                                      ---------     ------------     ---------     ------------     ---------     ------------
Outstanding at end of year            5,739,247     $ 6.81-28.58     4,451,352     $ 6.81-28.58     3,353,427     $ 6.81-23.04
Exercisible at end of year            1,698,861     $ 6.81-28.58     1,289,318     $ 6.81-23.04     1,183,632     $ 6.81-14.19
Available for future grants           7,786,252                      9,523,709                      9,406,289

    The Company's Key Employee Stock Bonus Plan, as amended (the Bonus Plan) provides for the award of up to 11,250,000 common shares to key employees as compensation for future services, not exceeding 1,012,500 shares in any year (plus any cancelled awards or shares available for award, but not previously awarded). The Bonus Plan terminates on June 30, 1996. Shares awarded vest in five annual installments, providing the recipient is still employed  by the Company on the vesting date. Compensation value is measured on the date the award is granted.
    In 1994, based on a study of incentive compensation and in response to changing demographics, the Company revised its estimate of current compensation expense relating to stock awards to include the cost of shares where the risk of forfeiture by the employee has been removed. The impact of this revised estimate was a net charge to 1994 earnings of $8.6 million ($5.3 million after tax--$.05 per share).  Excluding the above change in estimate, in 1994, compensation expense relating to stock awards was $8.6 million in 1994, $6.4 million in 1993 and $6.9 million in 1992. Shares awarded, net of cancellations, are included in average shares outstanding.


15. Environmental Costs

In the ordinary course of business, like most other industrial companies, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs.
    The Company is currently preparing, has under review, or is implementing, with the oversight of cognizant environmental agencies, environmental investigations and cleanup plans at several locations which it owns and/or operates, including Plainville, Massachusetts; Salt Lake City, Utah;

Attapulgus, Georgia; and Newark, New Jersey. With respect to Plainville, in September 1993 the United States Environmental Protection Agency (EPA) and the Company entered into a consent order under which the Company is investigating contamination and will conduct site stabilization measures. Plainville is also included on the Nuclear Regulatory Commission (NRC) "Existing Site Decommissioning Management Plan Sites" list and the Company is currently conducting further investigations of the site pursuant to NRC approved plans. With respect to Salt Lake City, in connection with obtaining an operating permit under the Utah Solid and Hazardous Waste Act, the Company entered into an agreement in December 1993 with the Utah Solid and Hazardous Waste Control Board under which the Company is currently investigating the environmental status of the site. With respect to Attapulgus, in January 1994 the Georgia Department of Natural Resources, Environmental Protection Division and the Company entered into a consent order under which the Company will develop and implement a reclamation program. With respect to Newark, the Company is in the process of implementing a cleanup plan in coordination with the New Jersey Department of Environmental Protection.
    In addition, the Company has been designated as a potentially responsible party at 16 sites by EPA under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended and by certain state environmental authorities under similar state laws (collectively referred to as Superfund).
    The Company's policy is to accrue environmental cleanup related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings, and the length of time involved in remediation or settlement. For the Superfund sites, the Company also assesses the financial capability of other potentially responsible parties and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated recoveries from insurance carriers or other potentially responsible third parties in its consolidated balance sheets. The liabilities for environmental cleanup related costs recorded in the consolidated balance sheets at December 31, 1994 and 1993 were $62.2 million and $66.1 million, respectively, including $10.8 million and $11.8 million, respectively, for the Superfund sites. These amounts represent those costs which the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents approximately 90 percent of what it believes are reasonably possible environmental cleanup related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.
    During the past three-year period, cash payments for environmental cleanup related matters were $4.5 million, $.3 million and $.7 million for 1994, 1993 and 1992, respectively. In 1994 and 1992, the amounts accrued in connection with environmental cleanup related matters were not significant. In 1993, $30.0 million was accrued as a result of developments during that year which caused the Company to revise its estimates of environmental cleanup related costs at sites being idled or affected by restructuring, where conditions had recently changed, or where studies and cleanup plans had been approved and the assessment of the likelihood or extent of remediation had changed.

    For the past three-year period, environmental related capital projects have averaged less than 10 percent of the Company's total capital expenditure programs and the expense of environmental compliance (environmental testing, permits, consultants and in-house staff) was not significant.
    There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup related matters are projected to approximate $10.0 million for 1995, all of which has already been accrued. Further, the Company anticipates that the future amounts of capitalized environmental projects and the future expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, management believes that environmental cleanup related reserves at December 31, 1994, are reasonable and adequate and that environmental matters are not expected to have a material adverse effect on financial condition or on the results of operations.

16. Litigation and Contingencies
The Company is a defendant in a number of lawsuits covering a wide range of matters. In some of these pending lawsuits, the remedies sought or damages claimed are substantial. The Company is vigorously defending against these claims. The Company is also subject to a number of environmental contingencies (see Note 15 "Environmental Costs"). While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition or on the results of operations.
    In January 1995, the Company received and is reviewing a civil investigative demand to produce documents and answer interrogatories in connection with an investigation by the Antitrust Division of the U.S. Department of Justice into "price coordination and market allocation by kaolin producers."

17. Supplemental Information

The following table presents certain supplementary information to the Consolidated Statements of Cash Flows:

Supplementary Cash Flow Information
(in millions)                                     1994       1993     1992
                                                  ----       ----     ----
Cash paid during the year for
  Interest, net of capitalized amounts
  and contango                                 $  24.2     $ 17.9   $ 23.6
  Income taxes                                    22.1       20.1     15.9
Change in assets and liabilities-source (use)
  Receivables                                   $(27.5)    $ 11.7   $ 27.0
  Inventories                                    (20.2)      17.0      7.7
  Other current assets                             6.0       (5.5)    (3.4)
  Other noncurrent assets                        (27.2)     (60.0)     1.8
  Accounts payable                                28.1      (15.3)    (4.5)
  Accrued liabilities                            (19.4)     (34.9)   (54.0)
  Accrued benefit obligation                      (2.2)       4.0      5.7
  Deferred income taxes                           (5.1)      (8.5)    19.6
                                                ------     ------    -----
Net change in assets and liabilities            $(67.5)    $(91.5)   $ (.1)

The following table presents certain supplementary information to the Consolidated Balance Sheets:

Supplementary Balance Sheet Information
(in millions)                                                1994       1993
                                                             ----       ----
Payroll-related accruals                                   $ 36.4     $ 50.3
Environmental reserve                                        62.2       66.1
Restructuring reserve                                        45.5       78.2
Other                                                       138.2      111.4
                                                           ------     ------
Accrued liabilities                                        $282.3     $306.0

Report of Independent Accountants
_________________________________

To the Shareholders and Board of Directors of Engelhard Corporation:

         We have audited the accompanying consolidated balance sheets of Engelhard Corporation and Subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Engelhard Corporation and Subsidiaries as of December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.
         As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its method of accounting for postemployment benefits and in 1992 the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

                                               Coopers & Lybrand, L.L.P.
New York, New York
February 2, 1995


Selected Quarterly Financial Data (unaudited)


                                                                     First    Second     Third    Fourth
(in millions, except per share amounts)                             quarter   quarter   quarter   quarter
                                                                    -------   -------   -------   -------
1994
Net sales                                                            $557.7    $633.4    $578.6    $616.1
Gross profit                                                           89.8     104.4     103.3     117.7
Earnings before income taxes                                           30.3      42.5      39.6      44.9
Net earnings                                                           22.8      31.9      29.7      33.6
Net earnings per share of common stock                                  .24       .33       .31       .35
1993
Net sales                                                            $490.2    $563.2    $558.1    $539.4
Gross profit                                                           78.6      93.4      91.4      93.0
Earnings (loss) before income taxes and cumulative effect
  of an accounting change                                              29.7      38.1      35.2    (107.7)
Earnings (loss) before cumulative effect of an accounting change       22.2      28.5      27.6     (61.6)
Net earnings (loss)                                                     6.2      28.5      27.6     (61.6)
Net earnings (loss) per share of common stock:
  Before cumulative effect of an accounting change                      .22       .29       .29      (.64)
  Net earnings (loss)                                                   .06       .29       .29      (.64)

Results in the fourth quarter of 1994 include a special credit of $8.0 million ($5.0 million after tax--$.05 per share) representing the reversal of excess restructuring reserves and a net charge of $8.6 million ($5.3 million after tax--$.05 per share) for a change in the Company's estimate of compensation expense relating to stock awards.
    Results in the first quarter of 1993 include a $10.1 million gain on the sale of M&T Harshaw ($6.3 million after tax--$.06 per share) and a charge for the cumulative effect of an accounting change ($16.0 million net of tax--$.16 per share). Results in the fourth quarter of 1993 include a $148.0 million special charge ($91.8 million after tax--$.95 per share) for realignment and consolidation of businesses and environmental matters and $4.1 million of income from the sale of environmental catalyst technology to Russia (approximately $2.4 million after tax).
    Earnings per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year earnings per share amounts.




           Changes in and Disagreements with
Item 9.    Accountants on Accounting and Financial Disclosure
- ------     --------------------------------------------------
           Not applicable.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant
- -------    --------------------------------------------------
           (a)  Directors -

           Information concerning directors of the Company is included under the caption "Election of Directors" and "Information with Respect to Nominees and Directors Whose Terms Continue" on pages 3 through 6 of the Proxy Statement for the 1995 Annual Meeting of Shareholders and is incorporated herein by reference.

           (b)  Executive Officers -

ORIN R. SMITH *               Age 59.  Chairman and Chief Executive Officer of
                              the Company since January 1995.  President and
                              Chief Executive Officer of the Company from prior thereto. Mr. Smith is also a director of Vulcan
                              Materials Company, The Summit Bancorporation, The
                              Louisiana Land and Exploration Company and
                              Perkin-Elmer Corporation.


L. DONALD LATORRE *           Age 57.  President and Chief Operating Officer of
                              the Company since January 1995.  Senior Vice
                              President and Chief Operating Officer of the
                              Company from June 1990 to January 1995.  Vice
                              President of the Company and President of the Pigments and Additives Division from prior thereto.


ROBERT L. GUYETT *            Age 58.  Senior Vice President and Chief
                              Financial Officer of the Company since September
                              1991.  Senior Vice President and Chief Financial
                              Officer of Fluor Corporation from prior thereto.
                              Mr. Guyett is also a director of Smith
                              Environmental Technologies Corporation and
                              Newport Corporation. (Mr. Guyett has announced his intention to retire from the Company).


MARTIN J. CONNOR, JR.         Age 62.  Controller of the Company from prior to
                              1990.


ARTHUR A. DORNBUSCH, II       Age 51.  Vice President, General Counsel and
                              Secretary of the Company from prior to 1990.

*Also a director of the Company

WILLIAM M. DUGLE              Age 52.  Vice President, Human Resources of the
                              Company from prior to 1990


ROBERT J. SCHAFFHAUSER        Age 56.  Vice President, Technology and Corporate
                              Development since January 1995.  Vice President,
                              Corporate Development from prior thereto.



MICHAEL A. SPERDUTO           Age 37.  Treasurer of the Company since January
                              1993.  Vice Pesident of Finance of the Precious
                              Metals Management Group from prior thereto.


FRANCIS X. VITALE, JR.        Age 50.  Vice President, Strategic Planning and
                              Corporate Affairs since January 1995.  Vice
                              President, Investor Relations and Corporate
                              Communications of the Company from prior thereto.


           Officers of the Company are elected at the meeting of the Board of Directors held in May of each year after the annual meeting of shareholders and serve until their successors shall be elected and qualified and shall serve as such at the pleasure of the Board.


Item 11.   Executive Compensation
- -------    ----------------------
           Information concerning executive compensation is included under the caption "Executive Compensation and Other Information" on pages 11 through 21 of the Proxy Statement for the 1995 Annual Meeting of Shareholders and is incorporated herein by reference.


           Security Ownership of Certain
Item 12.   Beneficial Owners and Management
- -------    --------------------------------
           Information concerning security ownership of certain beneficial owners and management is included under the captions "Information as to Certain Shareholders" and "Share Ownership of Directors and Officers" on pages 2 through 3 and page 7, respectively, of the Proxy Statement for the 1995 Annual Meeting of Shareholders and is incorporated herein by reference.

           Certain Relationships
Item 13.   and Related Transactions
- -------    ------------------------
           Information concerning certain business relationships of nominees for director and directors and related transactions is included under the captions "Information as to Certain Shareholders", "Information with Respect to Nominees and Directors Whose Terms Continue", "Share Ownership of Directors and Officers" and "Compensation Committee Interlocks, Insider Participation and Certain Transactions" on pages 2 through 3, pages 3 through 6, page 7, and page 10, respectively, of the Proxy Statement for the 1995 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV


           Exhibits, Financial Statement
Item 14.   Schedules and Reports on Form 8-K
- -------    ---------------------------------

                                                                           Page
                                                                           ----
(a)        (1) Financial Statements and Schedules

               Report of Independent Accountants                            48

               Consolidated Statements of Earnings for each of the          26
               three years in the period ended December 31, 1994

               Consolidated Balance Sheets at December 31, 1994 and 1993    27

               Consolidated Statements of Cash Flows for each of the        28
               three years in the period ended December 31, 1994

               Consolidated Statements of Shareholders' Equity for each     29
               of the three years in the period ended December 31, 1994

               Notes to Consolidated Financial Statements                  30-47

           (2) Financial Statement Schedules

               Consolidated financial statement schedules not filed herein have been omitted either because they are not applicable or the required information is shown in the Notes to Consolidated Financial Statement on pages 30-47 on this 10-K.

                                                                      Location:
                                                                      --------

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

     (3e)  Certificate of Amendment to the Restated Certificate of        *
           Incorporation of the Company (Incorporated by reference to Form 10-Q for the quarter ended March 31, 1993).

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

           (d) Supplementary Supply Agreement between Rustenburg          **
               Platinum Mines Limited and Engelhard Minerals &
               Chemicals Corporation, effective as of January 1,
               1972 (incorporated by reference to the Engelhard
               Minerals & Chemicals Corporation Annual Report, Form
               10-K for the fiscal year ended December 31, 1972).

*  Incorporated by reference as indicated.
** Incorporated by reference as indicated and granted confidential treatment pursuant to an application filed by Engelhard Minerals & Chemicals Corp.

                                                                      Location:
           (e) Amendment to the Supplementary Supply Agreement           **
               between Rustenburg Platinum Mines Limited and
               Engelhard Minerals & Chemicals Corporation, effective as of January 1, 1972 dated April 1,
               1973 (incorporated by reference to the Engelhard
               Minerals & Chemicals Corporation Annual Report,
               Form 10-K for the fiscal year ended December 31,
               1973).

           (f) Addendum to the Supplementary Supply Agreement             **
               between Rustenburg Platinum Mines Limited and
               Engelhard Minerals & Chemicals Corporation dated
               June 18 and July 5, 1974 (incorporated by reference to Form 10-K, as amended on Form 8 filed with the Securities and Exchange Commission on May 19, 1981).

           (g) Amendment dated December 14, 1977 as supplemented          **
               January 10, 1978 to the Main Supply Agreement and
               Supplementary Supply Agreement between Rustenburg
               Platinum Mines Limited and Engelhard Minerals &
               Chemicals Corporation (incorporated by reference to the Engelhard Minerals & Chemicals Corporation
               AnnualReport, Form 10-K for the fiscal year ended
               December 31, 1977).

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

           (k) Amendment to the Engelhard Corporation Stock Option        *
               Plan of 1981 adopted January 6, 1983 (incorporated by reference to the Engelhard Corporation
               Registration Statement on Form S-8 dated June 15,
               1983).
*  Incorporated by reference as indicated.
** Incorporated by reference as indicated and granted confidential treatment pursuant to an application filed by Engelhard Minerals & Chemicals Corp.
                                    -54-

                                                                      Location:

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

           (n) Amendment to the Engelhard Corporation Non-                *
               qualified Stock Option Plan of 1981 adopted
               March 7, 1986 (incorporated by reference to
               Engelhard Corporation Annual Report, Form 10-K for the fiscal year ended December 31, 1986).

           (o) Key Employees Stock Bonus Plan of Engelhard                *
               Corporation effective July 1, 1986 (incorporated by reference to the Engelhard Corporation Annual
               Report, Form 10-K for the fiscal year ended
               December 31, 1986).

           (p) Employee Agreement with Orin R. Smith, President           *
               and Chief Executive Officer of the Company, dated
               May 21, 1986 (incorporated by reference to the Engelhard Corporation Annual Report, Form 10-K for the fiscal year ended December 31, 1986).

           (q) Amendment to the Key Employees Stock Bonus Plan of         *
               Engelhard Corporation adopted March 7, 1991
               (incorporated by reference to the Engelhard
               Corporation 1991 definitive Proxy Statement as filed with the Securities and Exchange Commission on March 27, 1991).

           (r) Stock Option Plan of 1991 (incorporated by reference       *
               to the Engelhard Corporation 1991 definitive Proxy
               Statement as filed with the Securities and Exchange Commission on March 27, 1991).

           (s)  Letters from Rustenburg Platinum Mines Limited            *
                dated March 13, 1992 advising that the Main Supply and Supplementary Supply Agreement (Exhibits D through J above) will terminate in their present forms on December 31, 1996, the end of the initial period.

* Incorporated by reference as indicated.

                                                                      Location:

     (21)  Subsidiaries of the Registrant                               59-60

     (23)  Consent of Independent Accountants                           61-62

     (24)  Powers of Attorney                                           63-72

     (99)  (a)  Annual Report on Form 11-K of the Salary                73-93
           Deferral Savings Plan of Engelhard Corporation for each of the three years in the period ended December 31, 1994.

           (b)Annual Report on Form 11-K of the Engelhard               94-109
           Corporation Savings Plan for Hourly Paid Employees for each of the three years in the period ended
           December 31, 1994.

           (b)  Report on Form 8-K
                ------------------

                Not applicable

                                   Signatures
                                   ----------

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Iselin, New Jersey on the 28th day of March 1995.

                                               Engelhard Corporation
                                               ---------------------
                                                     Registrant




                                                 /s/Orin R. Smith
                                               ---------------------
                                                    Orin R. Smith
                                         (Chairman and Chief Executive Officer)



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                      Title                        Date
      ---------                      -----                        ----


   /s/Orin R. Smith          Chairman and Chief Executive      March 28, 1995
- ----------------------       Officer & Director
     Orin R. Smith           (Principal Executive Officer)



   /s/Robert L. Guyett       Senior Vice President and         March 28, 1995
- ----------------------       Chief Financial Officer
     Robert L. Guyett        & Director
                             (Principal Financial Officer)



   /s/Martin J. Connor, Jr.  Controller                        March 28, 1995
- ---------------------------  (Principal Accounting Officer)
     Martin J. Connor, Jr.

           *                            Director               March 28,1995
- ---------------------------
     Linda G. Alvarado


           *                            Director               March 28, 1995
- ---------------------------
     Marion H. Antonini


           *                            Director               March 28, 1995
- ---------------------------
     L. Donald LaTorre


           *                            Director               March 28, 1995
- --------------------------
      Anthony W. Lea


           *                            Director               March 28, 1995
- --------------------------
     James V. Napier


           *                            Director               March 28, 1995
- -------------------------
      Norma T. Pace


           *                            Director               March 28, 1995
- -------------------------
    Reuben F. Richards


           *                            Director               March 28, 1995
- -------------------------
      Henry R. Slack


           *                           Director                March 28, 1995
- -------------------------
    Douglas G. Watson


* By this signature below, Arthur A. Dornbusch, II has signed this Form 10-K as attorney-in-fact for each person indicated by an asterisk pursuant to duly executed powers of attorney filed with the Securities and Exchange Commission included herein as Exhibit 25.


   /s/Arthur A. Dornbusch, II                                 March 28, 1995
- -------------------------------
     Arthur A. Dornbusch, II

                                  EXHIBIT 21:

                         SUBSIDIARIES OF THE REGISTRANT

                         Subsidiaries of the Registrant
                         ------------------------------
                                                            Jurisdiction
                                                            Under Which
                                                            Incorporated
Name of Subsidiary                                          Or Organized
- ------------------                                          ------------

Engelhard West, Inc.                                        California
EC Delaware, Inc.                                           Delaware
Engelhard Metal Plating, Inc.                               Delaware
Engelhard Strategic Investments, Inc.                       Delaware
Engelhard Supply Corporation                                Delaware
Porocel Corporation                                         Delaware
Mustang Property Corporation                                Delaware
Engelhard Pollution Control, Inc.                           Delaware
Engelhard Export Corporation                                U.S. Virgin Islands
The Harshaw Chemical Company                                New Jersey
Engelhard Australia Pty Ltd                                 Australia
Engelhard Canada Limited                                    Canada
Engelhard Industries International Limited                  Canada
Engelhard Technologies Limited                              Canada
Engelhard Pyrocontrole S.A.                                 France
Engelhard S.A.                                              France
Engelhard S.R.L.                                            Italy
Engelhard Italiana S.P.A.                                   Italy
Engelhard Holdings GmbH                                     Germany
Engelhard Technologies Verwaltsung GmbH                     Germany
Engelhard Process Chemicals GmbH                            Germany
Engelhard (Hong Kong) Ltd.                                  Hong Kong
Engelhard DeMeern B.V.                                      The Netherlands
Engelhard Terneuzen, B.V.                                   The Netherlands
Engelhard Netherlands, B.V.                                 The Netherlands
Engelhard (Singapore) Pte Ltd                               Singapore
Engelhard Metals A.G.                                       Switzerland
Engelhard Limited                                           United Kingdom
Engelhard Metals Limited                                    United Kingdom
Engelhard Sales Limited                                     United Kingdom
Engelhard Technologies Limited                              United Kingdom
The Sheffield Smelting Co. Ltd                              United Kingdom
EC Pigments OY                                              Finland
Engelhard Metals Japan Limited                              Japan

Name of Affiliate
- -----------------
N. E. Chemcat Corporation                                   Japan
Hankuk-Engelhard Corporation                                South Korea
Salem Engelhard                                             Michigan
Acreon Catalysts                                            Texas
HERAEUS Engelhard Electrochemistry                          Delaware
Engelhard/ICC                                               Pennsylvania
Metreon                                                     Delaware

The names of other subsidiaries have been omitted since such subsidiaries, if considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as that term is defined in Rule 12b-2 (17 CFR 240.12b-2) promulgated under the Securities Exchange Act of 1934.

                                  EXHIBIT 23:

                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------

                       Consent of Independent Accountants
                       ----------------------------------



We consent to the incorporation by reference in the registration statements of Engelhard Corporation on Form S-8 (File Nos. 2-72830, 2-81559, 2-84477, 2-89747, 33-28540, 33-37724, 33-40365, 33-40338 and 33-43934) of our report dated
February 2, 1995, on our audits of the consolidated financial statements of Engelhard Corporation and Subsidiaries, as of December 31, 1994 and 1993, and for the years ended December 31, 1994, 1993 and 1992, which report is included in this Annual Report on Form 10-K.





                                                     COOPERS & LYBRAND, L.L.P.















New York, New York
March 28, 1995

                                  EXHIBIT 24:


                               POWERS OF ATTORNEY
                               ------------------

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney




     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 28, 1995.




                                              /s/ Linda G. Alvarado
                                           _____________________________
                                                  Linda G. Alvarado

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 28, 1995.




                                             /s/ Marion H. Antonini
                                         ________________________________
                                                 Marion H. Antonini

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 28, 1995.




                                              /s/ L. Donald LaTorre
                                         ________________________________
                                                  L. Donald LaTorre

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 28, 1995.




                                               /s/ Anthony W. Lea
                                         ________________________________
                                                   Anthony W. Lea

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 28, 1995.




                                               /s/ James V. Napier
                                          ______________________________
                                                   James V. Napier

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 28, 1995.




                                               /s/ Norma T. Pace
                                         ________________________________
                                                   Norma T. Pace

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 28, 1995.




                                             /s/ Reuben F. Richards
                                        _________________________________
                                                 Reuben F. Richards

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 28, 1995.




                                               /s/ Henry R. Slack
                                         _______________________________
                                                   Henry R. Slack

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 28, 1995.




                                              /s/ Douglas G. Watson
                                        _________________________________
                                                  Douglas G. Watson

                                 EXHIBIT 99(a):

                       ANNUAL REPORT OF FORM 11-K OF THE
             SALARY DEFERRAL SAVINGS PLAN OF ENGELHARD CORPORATION
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1994

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 11-K



  X              ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
 ---             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1994



 ---           TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _____

                                _______________




             SALARY DEFERRAL SAVINGS PLAN OF ENGELHARD CORPORATION
             -----------------------------------------------------
                            (Full title of the plan)


                             ENGELHARD CORPORATION
                   (Exact name of issuer as specified in its charter)

101 WOOD AVENUE, ISELIN, NEW JERSEY                              08830
- -----------------------------------                            ---------
(Address of principal executive offices)                       (Zip code)


          DELAWARE                                            22-1586002
- -------------------------------                        ----------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                         Identification Number)

                          Salary Deferral Savings Plan
                            of Engelhard Corporation
                               Table of Contents



                                                                    Page
                                                                     No.
                                                                   -----
Financial Statements
- --------------------

Report of Independent Accountants                                     76

Statements of Financial Condition                                    77-80
  at December 31, 1994 and 1993

Statements of Income and Changes in Plan Equity                      81-85
 for each of the three years in the period ended December 31, 1994

Notes to Financial Statements                                        86-91

Supplemental Schedules
  Schedule of Investments at December 31, 1994 and 1993              92-93

                       Report of Independent Accountants




To the Pension and Employee Benefit Plans Committee of Engelhard Corporation:


         We have audited the financial statements and the financial statement schedule of the Salary Deferral Savings Plan of Engelhard Corporation listed in the index on Page 75 of this Form 11-K. These financial statements and the financial statement schedule are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Salary Deferral Savings Plan of Engelhard Corporation as of December 31, 1994 and 1993, and the results of its operations for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                                                COOPERS & LYBRAND, L.L.P.




New York, New York
March 28, 1995

                                                   Salary Deferral Savings Plan
                                                     of Engelhard Corporation
                                                 Statement of Financial Condition
                                                       at December 31, 1994
                                                          (Page 1 of 2)







                                              Company           Fixed                                          Equity
                                               Stock            Income          Growth        Balanced         Index
                                               Fund              Fund            Fund           Fund            Fund
                                            -----------      -----------    ------------    -----------     -----------
Assets:

Investments, at fair value
 (combined cost of $73,997,123)              $34,108,513     $24,825,964     $12,805,735     $3,613,654      $3,917,960



Interest Receivable                                    -               -               -              -               -


Contributions Receivable:
   Participants                                  145,296         173,960         121,295         39,043          43,141
   Engelhard Corporation                         162,752               -               -              -               -



Promissory notes from participants                66,461          64,625          42,836          8,393          11,302
                                             -----------     -----------     -----------     ----------      ----------


Total assets                                  34,483,022      25,064,549      12,969,866      3,661,090       3,972,403
                                             ===========     ===========     ===========     ==========      ==========


Plan Equity:

Plan equity                                  $34,483,022     $25,064,549     $12,969,866     $3,661,090      $3,972,403
                                             ===========     ===========     ===========     ==========      ==========

                                          See Accompanying Notes to Financial Statements


                                                   Salary Deferral Savings Plan
                                                     of Engelhard Corporation
                                                 Statement of Financial Condition
                                                       at December 31, 1994
                                                          (Page 2 of 2)


                                           International         Small         Short-Term
                                               Growth             Cap             Bond            Loan
                                                Fund              Fund            Fund            Fund        Combined
                                           -------------       --------       ----------      ---------      ----------

Assets:

Investments, at fair value
 (combined cost of $73,997,123)               $1,319,115        $575,560        $129,389      $       -     $81,295,890



Interest Receivable                                    -               -               -         37,337          37,337



Contributions Receivable:
   Participants                                   14,245           7,251           3,086               -        547,317
   Engelhard Corporation                               -               -               -               -        162,752



Promissory notes from participants                 4,119             858             138       6,101,494      6,300,226
                                              ----------        --------        --------      ----------    -----------


Total assets                                   1,337,479         583,669         132,613       6,138,831     88,343,522
                                              ==========        ========        ========      ==========    ===========

Plan Equity:

Plan equity                                   $1,337,479        $583,669        $132,613      $6,138,831    $88,343,522
                                              ==========        ========        ========      ==========    ===========



                                          See Accompanying Notes to Financial Statements


                                                   Salary Deferral Savings Plan
                                                     of Engelhard Corporation
                                                 Statement of Financial Condition
                                                       at December 31, 1993
                                                          (Page 1 of 2)







                                               Company          Fixed                                         Equity
                                                Stock           Income          Growth         Balanced        Index
                                                 Fund            Fund            Fund            Fund           Fund
                                             -----------     -----------     -----------      ---------      ----------
Assets:

Investments, at fair value
  (combined cost of $63,441,525)             $33,674,363     $23,654,085     $12,184,435     $3,927,757      $3,793,703



Interest Receivable                                    -               -               -              -               -




Contributions Receivable:
  Participants                                   129,468         183,807         114,801         43,473          45,689
  Engelhard Corporation                          158,813               -               -              -               -



Promissory notes from participants                48,618          52,489          32,868          6,762           9,624
                                             -----------     -----------     -----------     ----------      ----------

Total assets                                  34,011,262      23,890,381      12,332,104      3,977,992       3,849,016
                                             ===========     ===========     ===========     ==========      ==========


Plan Equity:

Plan equity                                  $34,011,262     $23,890,381     $12,332,104     $3,977,992      $3,849,016
                                             ===========     ===========     ===========     ==========      ==========


                                          See Accompanying Notes to Financial Statements


                                                   Salary Deferral Savings Plan
                                                     of Engelhard Corporation
                                                 Statement of Financial Condition
                                                       at December 31, 1993
                                                          (Page 2 of 2)







                                             International       Small        Short-Term
                                                 Growth           Cap            Bond            Loan
                                                  Fund            Fund           Fund            Fund        Combined
                                             -------------      -------       ----------     ----------    ------------

Assets:

Investments, at fair value
 (combined cost of $63,441,525)                 $729,804        $306,864         $94,267     $        -     $78,365,278



Interest Receivable                                    -               -               -         28,733          28,733



Contributions Receivable:
   Participants                                    4,829           1,221             361              -         523,649
   Engelhard Corporation                               -               -               -              -         158,813



Promissory notes from participants                 1,231             113              89      4,756,974       4,908,768
                                               ---------        --------         -------     ----------     -----------


Total assets                                     735,864         308,198          94,717      4,785,707      83,985,241
                                               =========        ========         =======     ==========     ===========


Plan Equity:

Plan equity                                     $735,864        $308,198         $94,717     $4,785,707     $83,985,241
                                               =========        ========         =======     ==========     ===========


                                          See Accompanying Notes to Financial Statements

                                                             -80-






                                                   Salary Deferral Savings Plan
                                                     of Engelhard Corporation
                                          Statement of Income and Changes in Plan Equity
                                               for the year ended December 31, 1994
                                                          (Page 1 of 2)

                                                Company          Fixed                                         Equity
                                                 Stock           Income          Growth       Balanced         Index
                                                 Fund            Fund            Fund           Fund           Fund
                                             -----------       ---------      ----------    -----------      ----------

Net Investment Income:
  Dividends                                  $   608,346      $        -     $ 1,213,105    $   151,352       $ 189,845
  Interest                                             -       1,398,526               -              -               -
                                             -----------      ----------     -----------    -----------      ----------

                                                 608,346       1,398,526       1,213,105        151,352         189,845

Contributions and Other Receipts:
  Participants                                 1,803,369       2,660,700       1,876,428        677,426         673,552
  Engelhard Corporation                        1,936,926               -               -              -               -
                                             -----------      ----------     -----------    -----------      ----------

                                               3,740,295       2,660,700       1,876,428        677,426         673,552

Net realized gain (loss) on disposition
  of investments                               2,634,392               -         130,567         (6,196)        (23,868)

Unrealized appreciation
  (depreciation) of investments               (5,724,239)              -      (1,390,755)      (240,578)       (193,126)


Transaction fees                                       -               -               -               -              -

Distributions                                 (1,965,498)     (1,287,496)       (777,796)       (242,086)      (197,125)

Transfers                                       1,178,464     (1,597,562)       (413,787)       (656,820)      (325,891)
                                              -----------    -----------     -----------      ----------     ----------

                                                  471,760      1,174,168         637,762        (316,902)       123,387


Plan equity, beginning of year                 34,011,262      23,890,38      12,332,104       3,977,992      3,849,016
                                              ===========    ===========     ===========      ==========     ==========

Plan equity, end of year                      $34,483,022    $25,064,549     $12,969,866      $3,661,090     $3,972,403
                                              ===========    ===========     ===========      ==========     ==========

                                          See Accompanying Notes to Financial Statements

                                                   Salary Deferral Savings Plan
                                                     of Engelhard Corporation
                                          Statement of Income and Changes in Plan Equity
                                               for the year ended December 31, 1994
                                                          (Page 2 of 2)

                                              International        Small      Short-Term
                                                  Growth            Cap          Bond            Loan
                                                   Fund             Fund         Fund            Fund        Combined
                                              -------------       ------      ----------      ----------    ----------
Net Investment Income:
  Dividends                                    $  17,377        $ 21,781        $  9,597     $        -     $ 2,211,403
  Interest                                             -               -               -        406,575       1,805,101
                                               ---------        --------        --------     ----------     -----------

                                                  17,377          21,781           9,597        406,575       4,016,504

Contributions and Other Receipts:
  Participants                                   205,629          98,611          39,441              -       8,035,156
  Engelhard Corporation                                -               -               -              -       1,936,926
                                               ---------        --------        --------     ----------     -----------

                                                 205,629          98,611          39,441              -       9,972,082


Net realized gain (loss) on disposition
  of investments                                  17,532          (6,140)         (6,195)             -       2,740,092

Unrealized appreciation
  (depreciation) of investments                  (47,882)        (24,161)         (4,245)             -      (7,624,986)


Transaction fees                                       -          (4,507)              -              -         (4,507)

Distributions                                    (32,704)         (3,571)            (55)      (234,573)     (4,740,904)

Transfers                                        441,663         193,458            (647)     1,181,122               -
                                              ----------        --------        --------     ----------     -----------

                                                 601,615         275,471          37,896      1,353,124       4,358,281

Plan equity, beginning of year                   735,864         308,198          94,717      4,785,707      83,985,241
                                              ----------        --------        --------     ----------     -----------

Plan equity, end of year                      $1,337,479        $583,669        $132,613     $6,138,831     $88,343,522
                                              ==========        ========        ========     ==========     ===========



                                          See Accompanying Notes to Financial Statements

                                                  Salary Deferral Savings Plan
                                                     of Engelhard Corporation
                                          Statement of Income and Changes in Plan Equity
                                               for the year ended December 31, 1993
                                                          (Page 1 of 2)


                                                 Company         Fixed                                          Equity
                                                  Stock          Income         Growth         Balanced         Index
                                                  Fund            Fund           Fund            Fund            Fund
                                             -----------      ----------     -----------   ------------    ------------

Net Investment Income:
  Dividends                                  $   584,067      $        -     $ 1,031,656   $    253,323    $    426,995
  Interest                                             -       1,448,963               -              -               -
                                            ------------      ----------     -----------   ------------    ------------

                                                 584,067       1,448,963       1,031,656        253,323         426,995


Contributions and Other Receipts:
  Participants                                 1,713,424       2,796,904       1,897,508        694,171         679,466
  Engelhard Corporation                        1,894,785               -               -              -               -
                                            ------------      ----------     -----------   ------------    ------------

                                               3,608,209       2,796,904       1,897,508        694,171         679,466


Net realized gain (loss) on disposition
  of investments                               5,249,467               -         244,480         49,311          50,364

Unrealized appreciation
  (depreciation) of investments               (3,244,954)              -         608,307         93,192         (63,307)


Transaction fees                                       -               -               -              -               -

Distributions                                 (3,606,977)     (3,486,635)       (898,613)       (246,877)      (156,276)

Transfers                                     (2,007,764)     (1,479,828)        382,003         765,068        292,475
                                             -----------     -----------     -----------      ----------     ----------

                                                 582,048        (720,596)      3,265,341       1,608,188      1,229,717

Plan equity, beginning of year                33,429,214      24,610,977       9,066,763       2,369,804      2,619,299
                                             -----------     -----------     -----------      ----------     ----------

Plan equity, end of year                     $34,011,262     $23,890,381     $12,332,104      $3,977,992     $3,849,016
                                             ===========     ===========     ===========      ==========     ==========


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


                                             International       Small         Short-Term
                                                 Growth           Cap              Bond         Loan
                                                  Fund            Fund             Fund         Fund          Combined
                                             -------------     ---------        --------    -----------     -----------

Net Investment Income:
  Dividends                                    $   4,951        $ 18,255         $ 1,000    $         -     $ 2,320,247
  Interest                                             -               -               -        313,424       1,762,387
                                               ---------        --------         -------    -----------     -----------

                                                   4,951          18,255           1,000        313,424       4,082,634


Contributions and Other Receipts:
  Participants                                    15,673           5,675           1,066              -       7,803,887
  Engelhard Corporation                                -               -               -              -       1,894,785
                                               ---------        --------         -------    -----------     -----------

                                                  15,673           5,675            1,066             -       9,698,672


Net realized gain (loss) on disposition
  of investments                                     930               -            (557)             -       5,593,995

Unrealized appreciation
  (depreciation) of investments                   50,206          (9,632)             (6)             -      (2,566,194)


Transaction fees                                       -          (3,012)              -              -          (3,012)

Distributions                                          -               -               -       (161,198)     (8,556,576)

Transfers                                        664,104         296,912          93,214        993,816               -
                                               ---------        --------         -------    -----------     -----------

                                                 735,864         308,198          94,717      1,146,042       8,249,519


Plan equity, beginning of year                         -               -               -     3,639,665      75,735,722
                                               ---------        --------          -------   -----------     -----------

Plan equity, end of year                        $735,864        $308,198          $94,717    $4,785,707     $83,985,241
                                               =========        ========          =======    ==========     ===========

                                          See Accompanying Notes to Financial Statements

                                                   Salary Deferral Savings Plan
                                                     of Engelhard Corporation
                                          Statement of Income and Changes in Plan Equity
                                               for the year ended December 31, 1992



                                   Company     Fixed                              Equity
                                    Stock      Income      Growth     Balanced    Index        Loan
                                    Fund       Fund         Fund        Fund       Fund        Fund      Combined
                                ----------- -----------   ---------  ---------   ----------  ---------  ----------

Net Investment Income:
  Dividends                     $   556,274           -   $ 591,169  $  121,595  $  171,858           - $ 1,440,896
  Interest                            6,843 $ 1,584,809           -           -           -   $ 280,819   1,872,471
                                ----------- -----------   ---------  ----------  ----------   --------- -----------

                                    563,117   1,584,809     591,169     121,595     171,858     280,819   3,313,367

Contributions and Other
Receipts:
  Participants                    1,422,681   3,332,197   1,854,623     461,877     602,155           -   7,673,533
  Engelhard Corporation           1,881,888           -           -           -           -           -   1,881,888
                                ----------- -----------  ----------  ----------  ----------   --------- -----------

                                  3,304,569   3,332,197   1,854,623     461,877     602,155           -   9,555,421


Net realized gain (loss) on       3,804,552           -     (20,535)     56,613      59,827           -   3,900,457
  disposition of investments

Unrealized appreciation           8,805,318           -     688,496     (18,294)    (62,547)          -   9,412,973
  (depreciation) of investments


Distributions                    (3,176,660) (3,913,072) (1,051,237)   (318,299)   (330,601)   (183,905) (8,973,774)

Transfers                        (1,727,837)  1,069,956    (204,853)     94,837     (28,807)    796,704           -
                                ----------- -----------  ----------  ----------  ----------   --------- -----------

                                 11,573,059   2,073,890   1,857,663     398,329     411,885     893,618  17,208,444


Plan equity, beginning of year   21,856,155  22,537,087   7,209,100   1,971,475   2,207,414   2,746,047  58,527,278
                                ----------- -----------  ----------  ----------  ----------  ---------- -----------

Plan equity, end of year        $33,429,214 $24,610,977  $9,066,763  $2,369,804  $2,619,299  $3,639,665 $75,735,722
                                =========== ===========  ==========  ==========  ==========  ========== ===========



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

Eligibility
- -----------
Except as specifically included or excluded by the Board of Directors of the Company (the Board), U.S.salaried employees of the Company and its wholly-owned (directly or indirectly) domestic subsidiaries and all non-collectively bargained hourly employees who have completed at least one year of service, as defined, are eligible to participate in the Plan as of the first day of the month in which they meet the year of service requirement.

Contributions
- -------------
The Plan permits eligible employees participating in the Plan (the Participants) to elect to reduce their compensation, as defined, by a whole percentage thereof, subject to limitations, and to have that amount contributed to the Plan and the related taxes deferred.

Matching Contributions
- ----------------------
The Company will contribute, on a monthly basis and subject to limitations and exclusions, either cash or common stock of the Company in an amount equal to 50 percent of the amount contributed by the Participants.

Investments
- -----------
All contributions to the Plan are held and invested by Vanguard Fiduciary Trust Company (the Trustee). The Trustee maintains eight separate investment funds within the Trust:

              a) The Company Stock Fund, which consists of assets invested or held for investment in the common stock of the Company. In the event the assets cannot be immediately invested in Company common stock, the funds are invested in short-term securities pending investment in Company common stock.

              b) The Fixed Income Fund, which consists of assets invested in shares of the Vanguard Variable Rate Investment Contract Trust. In the event the assets cannot be immediately invested in such shares or deposited as specified above, the assets are invested in direct obligations of the United States Government or agencies thereof or in obligations guaranteed as to the payment of principal and interest by the United States Government.

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

              f) The International Growth Fund, which consists of assets invested in shares of the Vanguard International Growth Portfolio or such other mutual fund or funds which invest primarily in common stocks of companies based outside the United States that have above-average growth potential for the purpose of realizing long-term capital growth.

              g) The Small Cap Fund, which consists of assets invested in shares of the Vanguard Small Capitalization Stock Fund or such other mutual fund or funds which invest primarily in common stocks of small-sized companies for the purpose of providing a comparatively low-cost method of passively capturing the investment returns of small-sized companies and attempting to provide investment results that parallel the performance of the unmanaged Russell 2000 Small Stock Index.

              h) The Short-Term Bond Fund, which consists of assets invested in shares of the Short-Term Corporate Portfolio of the Vanguard Fixed Income Securities Fund or such other mutual fund or funds which invest primarily in relatively short maturity investment-grade bonds for the purpose of providing a level of current income consistent with a two to three year average maturity while helping to preserve capital.

              Participants have the right to elect, subject to restrictions, in which investment fund or funds their contributions are invested. All matching contributions are initially invested in the Company Stock Fund. Participants at their discretion after one year may elect to transfer to another fund, up to 25 percent per year, the amount of matching contribution invested in the Company Stock Fund.

         The number of Participants in each fund was as follows at December 31:

Participants
                                         1994                       1993
                                         ----                       ----
Company Stock Fund                      1,958                      1,946
Fixed Income Fund                       1,377                      1,435
Growth Fund                             1,069                      1,064
Balanced Fund                             532                        529
Equity Index Fund                         546                        546
International Growth Fund                 169                         47
Small Cap Fund                             93                         21
Short-Term Bond Fund                       42                          7


              The total number of Participants in the Plan was less than the sum of the number of Participants shown above because many were participating in more than one fund.

              The number of units representing Participant interests in each fund and the related net asset value per unit were as follows at December 31:


Participant Interests
                       Company        Fixed                                Equity      Int'l       Small   Short-Term
                        Stock        Income        Growth     Balanced     Index       Growth       Cap       Bond
                        Fund          Fund          Fund        Fund         Fund       Fund        Fund      Fund
                     ---------     ----------     ---------   ---------   ---------   --------   --------   ---------
1994:
  Units              1,365,664     25,064,549     1,030,172     270,391     255,295     99,589     38,937     12,875
  Value per unit        $25.25          $1.00        $12.59      $13.54      $15.56     $13.43     $14.99     $10.30

1993:
  Units              1,228,287     23,890,381       886,564     275,294     233,983     54,468     19,668      8,690
  Value per unit        $27.69          $1.00        $13.91      $14.45      $16.45     $13.51     $15.67     $10.90

Vesting
- -------
Participants at all times have a fully vested and non-forfeitable interest in their contributions and in the matching contributions allocated to their account.

Loan Provision
- --------------
The Plan allows Participants who have participated in the Plan for at least one year to borrow funds from their accounts, subject to certain terms and conditions, at a reasonable interest rate as determined by the Committee in accordance with applicable laws and regulations.

Termination
- -----------
The Company, although it expects and intends to continue the Plan indefinitely, has reserved the right of the Board to terminate or amend the Plan.

Distributions and Withdrawals
- -----------------------------
All distributions and withdrawals from the Plan are made to Participants in a lump sum cash payment except those amounts distributed from the Company Stock Fund which may, at the Participant's election, be paid in full shares of the Company's Common Stock with cash paid in lieu of fractional shares.

Note 2 -      Accounting Policies

              The accounts of the Plan are maintained on an accrual basis. Purchases and sales of investments are reflected on a trade date basis. Assets of the Plan are valued at fair value. Gains and losses on distributions to participants and sales of investments are based on average cost.

Note 3 -      Income Tax Status

              The Plan and the Trust created thereunder are intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended (the Code) and the Plan includes a cash or deferred arrangement intended to meet the requirements of Section 401(k) of the Code. The Internal Revenue Service has issued a favorable determination letter as to the Plan's qualified status under the Code. Amounts contributed to and earned by the Plan are not taxed to the employee until a distribution from the Plan is made. In addition, the unrealized appreciation on any shares of common stock of the Company distributed to an employee is not taxed until the time of disposition of such shares.

Note 4 -      Administrative Expenses

              All expenses of the Plan are paid for by the Company. Investment advisory fees for portfolio management of the Vanguard funds are paid directly from fund earnings. Advisory fees are included in the fund expense ratio and will not reduce the assets of the Plan. Brokerage commissions paid to purchase Engelhard Corporation common stock are being charged against each participant's fund unit value.

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

Note 6 -      Subsequent Events

              Effective January 1, 1995, the Plan was amended to allow for after-tax contributions. Participants at their discretion may elect to make a nondeductible after-tax contribution to the Plan subject to certain limitations outlined in the Plan.

 Note 7 -     Investments

              Investments in the Common Stock of the Company are valued at the readily-available, quoted market price as of the valuation date and investments in the Vanguard Funds are valued based on the quoted net asset value (redemption value) of the respective investment company as of the valuation date.


The net realized gain (loss) on disposition of investments was computed as follows:

Net realized gain (loss)
                                   Company                             Equity     Int'l     Small     Short-term
                                     Stock      Growth     Balanced     Index      Growth     Cap         Bond
                                     Fund        Fund        Fund       Fund        Fund      Fund        Fund       Combined
                                -----------  ----------  ----------   --------  ----------  --------  ----------   ----------
Year ended December 31, 1994 -
  Amount realized               $11,272,424  $3,528,936  $1,484,485   $905,598  $1,108,288  $173,577  $2,798,485   $21,271,793
  Cost-average                    8,638,032   3,398,369   1,490,681    929,466   1,090,756   179,717   2,804,680    18,531,701
  Net realized gain (loss)        2,634,392     130,567      (6,196)   (23,868)     17,532    (6,140)     (6,195)    2,740,092


Year ended December 31, 1993 -
  Amount realized               $13,588,122  $4,719,228  $  766,445   $618,340  $  129,032  $  3,013  $  463,549   $20,287,729
  Cost-average                    8,338,655   4,474,748     717,134    567,976     128,102     3,013     464,106    14,693,734
  Net realized gain (loss)        5,249,467     244,480      49,311     50,364         930         -        (557)    5,593,995


Year ended December 31, 1992 -
  Amount realized               $ 9,680,568  $3,350,211  $  807,732   $810,182           -         -           -   $14,648,693
  Cost-average                    5,876,016   3,370,746     751,119    750,355           -         -           -    10,748,236
  Net realized gain (loss)        3,804,552     (20,535)     56,613     59,827           -         -           -     3,900,457

The net unrealized appreciation (depreciation) of investments held was computed as follows:

Net unrealized appreciation (depreciation)

                                    Company                             Equity     Int'l     Small     Short-term
                                     Stock      Growth     Balanced     Index      Growth     Cap         Bond
                                     Fund        Fund        Fund       Fund        Fund      Fund        Fund       Combined
                                  ---------  ----------   ---------   --------    --------  --------   ---------    ----------
Year ended December 31, 1994 -
  Balance, beginning of year    $13,835,181  $  668,997   $ 258,969  $ 120,038    $ 50,206  $ (9,632)   $     (6)  $14,923,753
  Net change                     (5,724,239) (1,390,755)   (240,578)  (193,126)    (47,882)  (24,161)     (4,245)   (7,624,986)
  Balance, end of year            8,110,942    (721,758)     18,391    (73,088)      2,324   (33,793)     (4,251)    7,298,767

Year ended December 31, 1993 -
  Balance, beginning of year    $17,080,135  $   60,690  $ 165,777   $ 183,345           -         -           -   $17,489,947
  Net change                     (3,244,954)    608,307     93,192     (63,307)   $ 50,206  $ (9,632)         (6)   (2,566,194)
  Balance, end of year           13,835,181     668,997    258,969     120,038      50,206    (9,632)         (6)   14,923,753

Year ended December 31, 1992 -
  Balance, beginning of year    $ 8,274,817  $ (627,806) $ 184,071   $ 245,892           -         -           -   $ 8,076,974
  Net change                      8,805,318     688,496    (18,294)    (62,547)          -         -           -     9,412,973
  Balance, end of year           17,080,135      60,690    165,777     183,345           -         -           -    17,489,947



                                                                 Schedule I

                          Salary Deferral Savings Plan
                            of Engelhard Corporation
                            Schedule of Investments
                              at December 31, 1994
                                                                Approximate
                                             Cost               Market Value
                                          -----------           ------------
Company Stock Fund
- ------------------

Common Stock of                           $25,694,373            $33,805,315
 Engelhard Corporation
    (1,519,340 shares)

Cash equivalents                              303,198                303,198

Fixed Income Fund
- -----------------

Vanguard Variable Rate                     24,825,964             24,825,964
 Investment Contract Trust

Growth Fund
- -----------

Vanguard Windsor Fund                      13,527,493             12,805,735

Balanced Fund
- -------------

Vanguard Asset Allocation Fund              3,595,263              3,613,654

Equity Index Fund
- -----------------

Vanguard Quantitative Portfolio             3,991,048              3,917,960

International Growth Fund
- -------------------------

Vanguard International Growth Portfolio     1,316,791              1,319,115

Small Cap Fund
- --------------

Vanguard Small Capitalization Stock Fund      609,353                575,560

Short-term Bond Fund
- --------------------

Vanguard Fixed Income Securities Fund         133,640                129,389
                                          -----------            -----------

    Total                                 $73,997,123            $81,295,890

                                                                  Schedule I

                          Salary Deferral Savings Plan
                            of Engelhard Corporation
                            Schedule of Investments
                              at December 31, 1993
                                                                Approximate
                                             Cost               Market Value
                                          -----------           ------------
Company Stock Fund
- ------------------

Common Stock of                           $19,610,755            $33,445,936
 Engelhard Corporation
    (1,372,141 shares)

Cash equivalents                              228,427                228,427

Fixed Income Fund
- -----------------

Vanguard Variable Rate                     23,654,085             23,654,085
 Investment Contract Trust

Growth Fund
- -----------

Vanguard Windsor Fund                      11,515,438             12,184,435

Balanced Fund
- -------------
Vanguard Asset Allocation Fund              3,668,788              3,927,757

Equity Index Fund
- -----------------

Vanguard Quantitative Portfolio             3,673,665              3,793,703

International Growth Fund
- -------------------------

Vanguard International Growth Portfolio       679,598                729,804

Small Cap Fund
- --------------

Vanguard Small Capitalization Stock Fund      316,496                306,864

Short-term Bond Fund
- --------------------

Vanguard Fixed Income Securities Fund          94,273                 94,267
                                          -----------            -----------

    Total                                 $63,441,525            $78,365,278

                                 EXHIBIT 99(b):

                       ANNUAL REPORT OF FORM 11-K OF THE
          ENGELHARD CORPORATION SAVINGS PLAN FOR HOURLY PAID EMPLOYEES
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1994

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 11-K



 X               ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
- ---              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1994



               TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
- ---            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _____


                               ------------------



          ENGELHARD CORPORATION SAVINGS PLAN FOR HOURLY PAID EMPLOYEES
          ------------------------------------------------------------
                            (Full title of the plan)


                             ENGELHARD CORPORATION
                             ---------------------
               (Exact name of issuer as specified in its charter)

  101 WOOD AVENUE, ISELIN, NEW JERSEY                             08830
- ----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)



           DELAWARE                                          22-1586002
- -------------------------------                        ---------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                         Identification Number)

          Engelhard Corporation Savings Plan for Hourly Paid Employees
                               Table of Contents




                                                                   Page
                                                                    No.
                                                                   ----
Financial Statements
- --------------------


Financial Statements
- --------------------

Report of Independent Accountants                                    97

Statements of Financial Condition                                  98-99
 at December 31, 1994 and 1993

Statements of Income and Changes in                               100-102
 Plan Equity for each of the three years
 in the period ended December 31, 1994

Notes to Financial Statements                                     103-107

Supplemental Schedules
 Schedule of Investments at                                       108-109
 December 31, 1994 and 1993

                    Report of Independent Accountants
                    ---------------------------------




To the Pension and Employee Benefit Plans Committee of Engelhard Corporation:

              We have audited the financial statements and the financial statement schedule of the Engelhard Corporation Savings Plan for Hourly Paid Employees listed in the index on Page 96 of this Form 11-K. These financial statements and the financial statement schedule are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

              We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

              In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Engelhard Corporation Savings Plan for Hourly Paid Employees as of December 31, 1994 and 1993, and the results of its operations for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                                                 COOPERS & LYBRAND, L.L.P.







New York, New York
March 28, 1995

                                   Engelhard Corporation Savings Plan for Hourly Paid Employees
                                                 Statement of Financial Condition
                                                       at December 31, 1994







                                             Company Stock     Fixed Income         Balanced     Equity Index
                                                  Fund             Fund               Fund           Fund           Combined
                                             -------------     ------------       ---------      -----------       ---------
Assets:
- ------
Investments, at fair value
 (combined cost of $4,320,203)                 $1,776,767       $1,791,769         $339,848         $370,627       $4,279,011


Contributions Receivable:
   Participants                                    65,023           61,281           14,710           15,832          156,846
   Engelhard Corporation                           10,896                -                -                -           10,896
                                               ----------       ----------         --------         --------       ----------


Total assets                                    1,852,686        1,853,050          354,558          386,459        4,446,753
                                               ==========       ==========         ========         ========       ==========


Plan Equity:
- -----------

Plan equity                                    $1,852,686       $1,853,050         $354,558         $386,459       $4,446,753
                                               ==========       ==========         ========         ========       ==========




                                          See Accompanying Notes to Financial Statements

                                   Engelhard Corporation Savings Plan for Hourly Paid Employees
                                                 Statement of Financial Condition
                                                       at December 31, 1993







                                             Company Stock     Fixed Income        Balanced       Equity Index
                                                 Fund             Fund               Fund             Fund          Combined
                                             -------------     ------------       ---------       ------------    -----------
Assets:
- ------

Investments, at fair value
 (combined cost of $2,865,749)                 $1,320,006       $1,285,061         $224,821         $254,653       $3,084,541


Contributions Receivable:
   Participants                                    55,852           60,162           12,009           13,250          141,273
   Engelhard Corporation                           10,063                -                -                -           10,063
                                               ----------       ----------         --------         --------        ---------


Total assets                                    1,385,921        1,345,223          236,830          267,903        3,235,877
                                               ==========       ==========         ========         ========        =========


Plan Equity:
- -----------

Plan equity                                    $1,385,921       $1,345,223         $236,830         $267,903       $3,235,877
                                               ==========       ==========         ========         ========       ==========










                                          See Accompanying Notes to Financial Statements

                                   Engelhard Corporation Savings Plan for Hourly Paid Employees
                                          Statement of Income and Changes in Plan Equity
                                               for the year ended December 31, 1994


                                              Company Stock     Fixed Income       Balanced       Equity Index
                                                  Fund              Fund             Fund             Fund          Combined
                                              -------------     ------------       --------       ------------     ----------

Net Investment Income:
  Dividends                                    $   29,296       $        -         $ 13,253         $ 15,197       $   57,746
  Interest                                              -           89,922                -                -           89,922
                                               ----------       ----------         --------         --------       ----------

                                                   29,296           89,922           13,253           15,197          147,668


Contributions and Other Receipts:
  Participants                                    588,339          600,822          136,847          143,867        1,469,875
  Engelhard Corporation                           102,931                -                -                -          102,931
                                               ----------       ----------         --------         --------       ----------

                                                  691,270          600,822          136,847          143,867        1,572,806


Net realized gain (loss) on disposition
  of investments                                   35,474                -             (449)            (764)          34,261

Unrealized depreciation
  of investments                                 (227,285)               -          (17,786)         (14,913)        (259,984)

Distributions                                     (81,296)        (174,062)          (5,232)         (23,285)        (283,875)

Transfers                                          19,306           (8,855)          (8,905)          (1,546)               -
                                               ----------       ----------         --------         --------       ----------

                                                  466,765          507,827          117,728          118,556        1,210,876


Plan equity, beginning of year                  1,385,921        1,345,223          236,830          267,903        3,235,877
                                               ----------       ----------         --------         --------       ----------

Plan equity, end of year                       $1,852,686       $1,853,050         $354,558         $386,459       $4,446,753
                                               ==========       ==========         ========         ========       ==========





                                          See Accompanying Notes to Financial Statements

                                   Engelhard Corporation Savings Plan for Hourly Paid Employees
                                          Statement of Income and Changes in Plan Equity
                                               for the year ended December 31, 1993



                                             Company Stock     Fixed Income       Balanced       Equity Index
                                                  Fund             Fund              Fund            Fund            Combined
                                             -------------     ------------      ----------      ------------      ----------

Net Investment Income:
  Dividends                                    $   19,236       $        -       $   14,212       $   28,382       $   61,830
  Interest                                              -           60,754                -                -           60,754
                                               ----------       ----------         --------         --------       ----------

                                                   19,236           60,754           14,212           28,382          122,584


Contributions and Other Receipts:
  Participants                                    499,512          570,358          102,059          115,863        1,287,792
  Engelhard Corporation                            91,659                -                -                -           91,659
                                               ----------       ----------         --------         --------       ----------

                                                  591,171          570,358          102,059          115,863        1,379,451


Net realized gain on disposition
  of investments                                    9,261                -              891            1,785           11,937

Unrealized appreciation (depreciation)
  of investments5,899-                              5,214           (5,111)           6,002

Distributions                                     (29,484)         (35,054)          (3,370)          (9,479)         (77,387)

Transfers                                          60,345          (48,051)          (3,909)          (8,385)               -
                                               ----------       ----------         --------         --------       ----------

                                                  656,428          548,007          115,097          123,055        1,442,587


Plan equity, beginning of year                    729,493          797,216          121,733          144,848        1,793,290
                                               ----------       ----------         --------         --------       ----------

Plan equity, end of year                       $1,385,921       $1,345,223         $236,830         $267,903       $3,235,877
                                               ==========       ==========         ========         ========       ==========


                                          See Accompanying Notes to Financial Statements

                                   Engelhard Corporation Savings Plan for Hourly Paid Employees
                                          Statement of Income and Changes in Plan Equity
                                               for the year ended December 31, 1992



                                              Company Stock     Fixed Income      Balanced        Equity Index
                                                   Fund             Fund             Fund             Fund           Combined
                                              -------------     ------------      ----------      ------------      -----------
Net Investment Income:
  Dividends                                     $  10,043          $     -        $    5,363       $    8,301       $    23,707
  Interest                                             97           33,944                 -                -            34,041
                                                ---------          -------        ----------       ----------        ----------

                                                   10,140           33,944             5,363            8,301            57,748


Contributions and Other Receipts:
  Participants                                    248,240          485,082            72,086           80,936           886,344
  Engelhard Corporation                            73,438                -                 -                -            73,438
                                               ----------          -------        ----------       ----------        ----------

                                                  321,678          485,082            72,086           80,936           959,782


Net realized gain (loss) on disposition             2,400                -               108               (6)            2,502
  of investments

Unrealized appreciation of investments            181,051                -             1,656              472           183,179

Distributions                                      (1,812)          (8,223)           (1,297)            (240)         (11,572)

Transfers                                          27,052          (27,973)             (491)           1,412                -
                                               ----------          -------        ----------       ----------        ---------

                                                  540,509          482,830            77,425           90,875         1,191,639


Plan equity, beginning of year                    188,984          314,386            44,308           53,973           601,651
                                               ----------         --------        ----------       ----------        ----------

Plan equity, end of year                         $729,493         $797,216          $121,733         $144,848        $1,793,290
                                               ==========         ========        ==========       ==========        ==========





                                          See Accompanying Notes to Financial Statements

Notes to Financial Statements



Note 1 - Description of the Plan

               The Engelhard Corporation Savings Plan for Hourly Paid Employees (the Plan), effective as ofJanuary, 1991, is designed to provide eligible employees of Engelhard Corporation (the Company) an opportunity to save part of their income by having the Company reduce their compensation and contribute the amount of the reduction to the Plan on a tax deferred basis.

              The following plan description is provided for general information purposes. Participants of the Plan should refer to the plan document for more detailed and complete information.

Eligibility
- -----------
Except as specifically included or excluded by the Board of Directors of the Company (the Board), the hourly paid employees of Engelhard Corporation represented by Locals 223, 237 and 238, Independent Workers of North America, Locals 1668, 1668A and 1668B of the United Automobile Workers, Local 170 of the United Steelworkers of America, as of January 1, 1994, Local 8-406 of the Oil, Chemical and Atomic Workers International Union and as of January 1, 1995 Local 663, International Chemicals Workers Union, who have completed at least one year of service, as defined, are eligible to participate in the Plan as of the first day of the month in which they meet the year of service requirement.

Contributions
- -------------
The Plan permits eligible employees participating in the Plan (the Participants) to elect to reduce their compensation, as defined, by a whole percentage thereof, subject to limitations, and to have that amount contributed to the Plan and the related taxes deferred.

Matching Contributions
- ----------------------
The Company will contribute, on a monthly basis and subject to limitations and exclusions, either cash or common stock of the Company in an amount, ranging from 10 percent to 25 percent, depending on the union contract, of the amount contributed by the Participants.

Investments
- -----------
All contributions to the Plan are held and invested by Vanguard Fiduciary Trust Company (the Trustee). The Trustee maintains four separate investment funds within the Trust:

              a) The Company Stock Fund, which consists of assets invested or held for investment in the common stock of the Company. In the event the assets cannot be immediately invested in Company common stock, the funds are invested in short-term securities pending investments in Company common stock.

              b) The Fixed Income Fund, which consists of assets invested in shares of the Vanguard Variable Rate Investment Contract Trust. In the event the assets cannot be immediately invested in such shares or deposited as specified above, the assets are invested in direct obligations of the United States Government or agencies thereof, or obligations guaranteed as to the payment of principal and interest by the United States Government.

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

              Participants have the right to elect, subject to restrictions, in which investment fund or funds their contributions are invested. All matching contributions are initially invested in the Company Stock Fund. Participants at their discretion after one year may elect to transfer to another fund, up to 25 percent per year, the amount of matching contribution invested in the Company Stock Fund.

The number of Participants in each fund was as follows at December 31:

Participants                                1994                 1993
                                            ----                 ----
Company Stock Fund                           633                  599
Fixed Income Fund                            413                  396
Balanced Fund                                163                  136
Equity Index Fund                            172                  145

              The total number of Participants in the Plan was less than the sum of the number of Participants shown above because many were participating in more than one fund.

              The number of units representing Participant interests in each fund and the related net asset value per unit were as follows at December 31:

Participant interests

                     Company Stock  Fixed Income   Balanced    Equity Index
                          Fund          Fund         Fund          Fund
                     -------------  ------------   --------    ------------
1994:
  Units                  73,373      1,853,050      26,186        24,837
  Value per unit         $25.25          $1.00      $13.54        $15.56

1993:
  Units                  50,051      1,345,223      16,390        16,286
  Value per unit         $27.69          $1.00      $14.45        $16.45

Vesting
- -------
Participants at all times have a fully vested and non-forfeitable interest in their contributions and in the matching contributions allocated to their account.

Termination
- -----------
Although it expects and intends to continue the Plan indefinitely, the Company has reserved the right of the Board to terminate or amend the Plan.

Distributions and Withdrawals
- -----------------------------
All distributions and withdrawals from the Plan are made to Participants in a lump sum cash payment except those amounts distributed from the Company Stock Fund which may, at the Participant's election, be paid in full shares of the Company's Common Stock with cash paid in lieu of fractional shares.

Note 2 -      Accounting Policies

              The accounts of the Plan are maintained on an accrual basis. Purchases and sales of investments are reflected on a trade date basis. Assets of the Plan are valued at fair value. Gains and losses on distributions to participants and sales of investments are based on average cost.

Note 3 -     Income Tax Status

             The Plan and the Trust created thereunder are intended to qualify under Sections 401(a) and 501(a) of the Internal Revenue Code of 1986, as amended (the Code) and the Plan includes a cash or deferred arrangement intended to meet the requirements of Section 401(k) of the Code. The Internal Revenue Service has issued a favorable determination letter as to the Plan's qualified status under the Code. Amounts contributed to and earned by the Plan are not taxed to the employee until a distribution from the Plan is made. In addition, any unrealized appreciation on any shares of common stock of the Company distributed to an employee is not taxed until the time of disposition of such shares.

Note 4 -      Administrative Expenses

              All expenses of the Plan are paid for by the Company. Investment advisory fees for portfolio management of Vanguard funds are paid directly from fund earnings. Advisory fees are included in the fund expense ratio and will not reduce the assets of the Plan. Brokerage commissions paid to purchase Engelhard Corporation common stock are being charged against each participant's fund unit value.

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

              The net realized gain (loss) on disposition of investments was computed as follows:


                                   Common                 Equity
                                    Stock     Balanced    Index
Net realized gain (loss)             Fund       Fund       Fund    Combined
                                  -------    ---------  --------   --------

Year ended December 31, 1994 -
  Amount realized                 $181,313   $ 17,714   $ 28,297   $227,324
  Cost-average                     145,839     18,163     29,061    193,063
  Net realized gain (loss)          35,474       (449)      (764)    34,261

Year ended December 31, 1993 -
  Amount realized                 $ 45,185   $ 12,115   $ 19,261   $ 76,561
  Cost-average                      35,924     11,224     17,476     64,624
  Net realized gain                  9,261        891      1,785     11,937

Year ended December 31, 1992 -
  Amount realized                 $ 16,127    $ 2,542      $ 717   $ 19,386
  Cost-average                      13,727      2,434        723     16,884
  Net realized gain (loss)           2,400        108         (6)     2,502

              The net unrealized appreciation (depreciation) of investments held was computed as follows:

                                  Company                 Equity
Net unrealized appreciation        Stock     Balanced     Index
(depreciation)                     Fund        Fund       Fund    Combined
                                 ---------   ---------  --------  --------


Year ended December 31, 1994 -
  Balance, beginning of year     $ 211,304    $ 9,313   $ (1,825) $ 218,792
  Net change                      (227,285)   (17,786    (14,913)  (259,984)
  Balance, end of year             (15,981)    (8,473)   (16,738)   (41,192)

Year ended December 31, 1993 -
  Balance, beginning of year     $ 205,405    $ 4,099    $ 3,286  $ 212,790
  Net change                         5,899       5,21     (5,111)     6,002
  Balance, end of year             211,304      9,313     (1,825)   218,792

Year ended December 31, 1992 -
  Balance, beginning of year     $  24,354    $ 2,443 $    2,814   $ 29,611
  Net change                       181,051      1,656        472    183,179
  Balance, end of year             205,405      4,099      3,286    212,790

                                                                  Schedule I

          Engelhard Corporation Savings Plan for Hourly Paid Employees
                            Schedule of Investments
                              at December 31, 1994





                                                           Approximate
                                        Cost               Market Value
                                      ----------           ------------

Company Stock Fund
- ------------------

Common Stock of                       $1,776,935            $1,760,954
 Engelhard Corporation
  (79,144 shares)

Cash equivalents                          15,813                15,813


Fixed Income Fund
- -----------------

Vanguard Variable Rate                 1,791,769             1,791,769
 Investment Contract Trust


Balanced Fund
- -------------

Vanguard Asset Allocation                348,321               339,848
 Fund


Equity Index Fund
- -----------------

Vanguard Quantitative                    387,365               370,627
 Portfolio
                                      ----------            ----------

    Total                             $4,320,203            $4,279,011
                                      ==========            ==========

                                                               Schedule I

          Engelhard Corporation Savings Plan for Hourly Paid Employees
                            Schedule of Investments
                              at December 31, 1993





                                                           Approximate
                                         Cost              Market Value
                                     -----------           ------------
Company Stock Fund
- ------------------

Common Stock of                       $1,096,878            $1,308,182
 Engelhard Corporation
  (53,669 shares)

Cash equivalents                          11,824                11,824


Fixed Income Fund
- -----------------

Vanguard Variable Rate                 1,285,061             1,285,061
 Investment Contract Trust


Balanced Fund
- -------------

Vanguard Asset Allocation                215,508               224,821
 Fund


Equity Index Fund
- -----------------

Vanguard Quantitative                    256,478               254,653
 Portfolio
                                      ----------            ----------

    Total                             $2,865,749            $3,084,541
                                      ==========            ==========