Form 10-Q
period 1995-03-31
ENGELHARD CORP
filed 1995-05-15
CIK 352947

SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549
              --------------------------------------------

                               FORM 10-Q
      (Mark One)

       X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      ---        OF THE SECURITIES EXCHANGE ACT OF 1934
            ------------------------------------------------

             For the quarterly period ended March 31, 1995

                                   OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
           -------------------------------------------------

           For the transition period from ------- to -------

                      Commission file name 1-8142

                         ENGELHARD CORPORATION
         ------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

           DELAWARE                                 22-1586002
- -------------------------------            ----------------------------
(State or other jurisdiction of            (IRS Employer Identification
incorporation or organization               Number)

101 WOOD AVENUE, ISELIN, NEW JERSEY                    08830
- ----------------------------------------         ----------------
(Address of principal executive offices)             (Zip Code)

                             (908) 205-5000
          ---------------------------------------------------
          (Registrant's telephone number including area code)

                             Not Applicable
          ----------------------------------------------------
          (Former name, former address and former fiscal year,
                      if change since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No
                                 ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                     Outstanding at April 30, 1995
$1 par value                                       95,495,363


                            PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

                                ENGELHARD CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (THOUSANDS EXCEPT PER SHARE DATA)
                                      (unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                      -----------------------
                                                        1995            1994
                                                      --------        --------
     Net sales                                        $694,455        $557,737
     Cost of sales                                     582,505         467,895
                                                      --------        --------
        Gross profit                                   111,950          89,842

     Selling, administrative and other expenses         65,409          55,163
                                                      --------        --------

        Earnings from operations                        46,541          34,679

     Equity in losses of affiliates                       (639)           (147)
     Net interest expense                                8,072           4,194
                                                      --------        --------
        Earnings before income taxes                    37,830          30,338

     Income tax expense                                 10,221           7,584
                                                      --------        --------

        Net earnings                                   $27,609         $22,754
                                                      ========        ========

     Net earnings per share                              $0.29           $0.24
                                                      ========        ========

     Cash dividends paid per share                       $0.12           $0.11
                                                      ========        ========

     Average number of shares outstanding               95,274          96,318
                                                      ========        ========





                 See Note to Condensed Consolidated Financial Statements







                                 Engelhard Corporation
                        Condensed Consolidated Balance Sheets
                                    (Thousands)
                                    (unaudited)




                                                     March 31,    December 31,
                                                        1995           1994
                                                    ----------    ------------
     Cash                                              $43,021         $26,404
     Receivables                                       284,895         265,639
     Inventories                                       252,618         243,439
     Other current assets                               46,681          38,155
                                                    ----------      ----------
        Total current assets                           627,215         573,637


     Investments                                       123,869         112,855
     Property, plant and equipment,net                 548,686         540,361
     Other noncurrent assets                           207,155         213,906
                                                    ----------      ----------
        Total assets                                $1,506,925      $1,440,759
                                                    ==========      ==========


     Short-term borrowings                            $188,578        $179,667
     Current maturities of long-term debt                  535             489
     Accounts payable                                  104,245          86,230
     Other current liabilities                         269,634         282,313
                                                    ----------      ----------
        Total current liabilities                      562,992         548,699

     Long-term debt                                    111,831         111,762
     Other noncurrent liabilities                      168,433         165,563
     Shareholders' equity                              663,669         614,735
                                                    ----------      ----------
     Total liabilities and
        shareholders' equity                        $1,506,925      $1,440,759
                                                    ==========      ==========





                      See Note to Condensed Financial Statements








                               Engelhard Corporation
                  Condensed Consolidated Statements of Cash Flows
                                   (Thousands)
                                   (unaudited)



                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                        1995            1994
                                                       --------       --------
     Cash flows from operating activities
        Net earnings                                   $27,609         $22,754
        Adjustments to reconcile net earnings to net
        cash provided by operating activities
            Depreciation, depletion and amortization    16,463          17,224
            Equity losses                                  639             147
        Change in assets and liabilities               (12,670)         (8,895)
                                                       --------        --------
            Net cash provided by operating activities   32,041          31,230
                                                       --------        --------
     Cash flows from investing activities
        Capital expenditures, net                      (23,500)        (18,344)
        Acquisition of business and investment               -         (19,250)
        Other                                            4,438          (3,114)
                                                       --------        --------
            Net cash used in investing activities      (19,062)        (40,708)
                                                       --------        --------

     Cash flows from financing activities
        Net change in short-term borrowings              8,911          14,162
        Dividends paid                                 (11,448)        (10,626)
        Other                                            4,433           4,649
                                                       --------        --------
            Net cash provided by financing activities    1,896           8,185


     Effect of exchange rate changes on cash             1,742             556
                                                       --------        --------
            Net change in cash                          16,617            (737)
            Cash at beginning of year                   26,404          25,613
                                                       --------        --------

            Cash at end of period                      $43,021         $24,876
                                                      ========        ========




                   See Note to Condensed Consolidated Financial Statements




                                ENGELHARD CORPORATION
                            INDUSTRY SEGMENT INFORMATION
                                     (Thousands)

                                     (unaudited)



                                                         Three Months Ended
                                                               March 31,
                                                      ------------------------
                                                          1995            1994
                                                      --------        --------
     Net Sales
         Catalysts and Chemicals                      $175,524        $136,067
         Pigments and Additives                        101,460          88,322
         Engineered Materials and
           Precious Metals Management                  417,471         333,348
                                                      --------        --------
                                                      $694,455        $557,737
                                                      ========        ========

     Operating Earnings
         Catalysts and Chemicals                       $24,489         $20,415
         Pigments and Additives                         18,770          13,103
         Engineered Materials and
           Precious Metals Management                   11,033           7,447
                                                      --------        --------
                                                        54,292          40,965

     Equity losses                                        (639)           (147)
     Interest and other expenses, net                  (15,823)        (10,480)
                                                      --------        --------

               Earnings before income taxes            $37,830         $30,338
                                                      ========        ========








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


          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
- -------   ---------------------------------------------

                         Results of Operations
                         ---------------------

Comparison of the First Quarter of 1995
With the First Quarter of 1994
- ---------------------------------------

          Earnings before income taxes for the first quarter of 1995 were $37.8 million compared with $30.3 million in 1994. The increase was primarily due to a 33 percent increase in operating earnings as all three business segments reported higher results. Selling, administrative and other expenses increased primarily due to higher expenses overall related to acquisitions and growth programs. Equity in losses of affiliates reflected the results of Engelhard/ICC which is heavily involved in new technology development related to desiccant air
conditioning.   Higher net interest expense was due to higher average
debt balances and interest rates during the period.

          Net earnings for the first quarter of 1995 were $27.6 million compared with $22.8 million in 1994. The effective tax rate in 1995 was 27 percent compared with 25 percent for the same period last year.

          Net sales for the first quarter of 1995 increased 25 percent to $694.5 million from $557.7 million for the same quarter in 1994 with higher sales in all three business segments.


Catalysts and Chemicals
- -----------------------

          Operating earnings increased 20 percent to $24.5 million in the first quarter of 1995 from $20.4 million in the same period of 1994 while net sales increased 29 percent to $175.5 million in 1995 from $136.1 in 1994.

          Higher earnings from Automotive Emission Systems and the Chemical Catalysts Group more than offset lower Petroleum Catalysts earnings. The Environmental Catalysts Group had increased earnings largely due to sales of automotive emission control catalysts in the U.S. and market share gains in Europe. In the Petroleum Catalysts Group, weak demand from U.S. refineries resulted in lower shipments of its Fluid Catalytic Cracking Catalysts while Moving Bed volumes increased. The Chemical Catalysts Group benefitted from higher North American Base Metal volumes as well as higher worldwide PM Catalysts volume.
                                 - 7 -



Pigments and Additives
- ----------------------

          Operating earnings increased 43 percent to $18.8 million in the first quarter of 1995 from $13.1 million in the same period of 1994 while net sales increased 15 percent to $101.5 million in 1995 from $88.3 million in 1994. This increase was due to improved pricing and volumes and reduced manufacturing costs.


Engineered Materials and Precious Metals Management
- ---------------------------------------------------

          Operating earnings increased 48 percent to $11.0 million in the first quarter of 1995 from $7.4 million in the same period of 1994 and net sales increased 25 percent to $417.5 million in 1995 from $333.3 million in 1994.

          The Engineered Materials Group's earnings resulted from stronger worldwide volumes. The Precious Metals Management Group benefitted from more currently favorable market conditions.


                             Other Matters
                             -------------

          On May 4, 1995, the Company announced a 3-for-2 split of common shares and raised the quarterly cash dividend 12.5 percent to
13.5 cents per share, from 12 cents per share before the split.


                    Capital Resources and Liquidity
                    -------------------------------

          At March 31, 1995 the Company's current ratio was 1.1 and the total debt to total capital ratio was 31 percent, both about the same as at December 31, 1994.

          Management believes that the combination of the Company's cash on hand, ongoing cash flow and the ability to access credit and capital markets will be adequate to finance its working capital requirements and capital expenditure programs.














                      Part II - Other Information
                      ---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders
- -------   ---------------------------------------------------

          (a)  The Company's Annual Meeting of Shareholders was held
               May 4, 1995.

          (c)  Results of votes.

1.  Election of Directors          For                 Withheld
    ---------------------       --------               --------

    Linda G. Alvarado          85,341,555               196,107
    James V. Napier            85,345,907               191,755
    Norma T. Pace              85,300,058               237,604

2.  Approval of the Adoption of Directors Stock Option Plan

       For             Against           Abstain      Broker Non-Vote
       ---             -------           -------      ---------------

    74,493,719        10,530,820         512,868             0

3.  Approval of the Amendments to the Stock Option Plan of 1991

       For             Against           Abstain      Broker Non-Vote
       ---             -------           -------      ---------------

    72,294,786        12,692,395         550,281             0

4.  Approval of the Amendments to the Stock Option Plan of 1981

       For             Against           Abstain      Broker Non-Vote
       ---             -------           -------      ---------------
    68,210,051        16,755,369         572,043             0

5.  Appointment of Coopers & Lybrand L.L.P. as Independent Public Accountants

       For             Against           Abstain      Broker Non-Vote
       ---             -------           -------      ---------------
    85,034,917           287,961         214,784             0



Item 6.   Exhibits and Reports on Form 8-K
- -------   --------------------------------

          There were no reports on Form 8-K during the quarter ended March 31, 1995.







                               SIGNATURES
                               ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            ENGELHARD CORPORATION
                                       -------------------------------
                                                 (Registrant)






Date          May 15, 1995               /s/ Orin R. Smith
         ----------------------     ---------------------------------
                                            Orin R. Smith
                                            Chairman and Chief
                                            Executive Officer







Date          May 15, 1995               /s/ William E.  Nettles
         ----------------------     -----------------------------------
                                            William E.  Nettles
                                            Vice President and
                                            Chief Financial Officer






Date          May 15, 1995               /s/ Martin J. Connor, Jr.
         ----------------------     ---------------------------------
                                            Martin J. Connor, Jr.
                                            Controller