Form 10-K/A
period 1994-12-31
ENGELHARD CORP
filed 1995-05-30
CIK 352947

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

 X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---                  OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------
                  For the fiscal year ended December 31, 1994

- ---

                     --------------------------------------


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

Items Amended herein : Item 1.

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

           The petroleum refining catalyst products consist of a variety of catalysts and processes used in the petroleum refining industry. The principal products are zeolitic fluid cracking catalysts which are widely used to provide economies in petroleum processing. The Company offers commercially a full line of fluid cracking catalysts based on patented technology including the DYNAMICS (registered trademark) line which can be used to control selectivity and cracking activity virtually independently of one another. This characteristic permits custom catalysts formulation for a large number of users.

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

           As previously announced, the Company has entered into negotiations with CLAL for the establishment of a Paris-based precious metal fabrication joint venture. Consummation of the joint venture is pending appropriate approvals (see Note 2 "Special Charge" of the Notes to Consolidated Financial Statements on pages 31-32 of this 10-K). The joint venture will combine most of the assets of the Engineered Materials business with CLAL.

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

Major Customer

           Approximately 11 percent and 12 percent of the Company's net sales for the year ended December 31, 1994 and 1992, respectively, was generated from Ford Motor Company, a customer of both the Catalysts and Chemicals and Engineered Materials and Precious Metals Management segments. Sales to Ford Motor Company included both fabricated products and precious metal and were therefore significantly influenced by fluctuations in precious metal prices as well as the quantity of metal purchased. In such cases, the market price fluctuations and quantities purchased can result in material variations in sales reported but do not usually have a direct or substantive effect on earnings.

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





                                   Signature
                                   ---------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in Iselin, New Jersey on the 30th day of May 1995.

                                               Engelhard Corporation
                                               ---------------------
                                                     Registrant


                                              /s/Martin J. Connor, Jr.
                                            ---------------------------
                                                 Martin J. Connor, Jr.
                                                     Controller
                                           (Principal Accounting Officer)