Form 10-Q
period 1995-06-30
ENGELHARD CORP
filed 1995-08-11
CIK 352947

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
             ________________________________________________

                               FORM 10-Q
      (Mark One)

       X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      ---        OF THE SECURITIES EXCHANGE ACT OF 1934
             ________________________________________________

              For the quarterly period ended June 30, 1995

                                  OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
             ________________________________________________

          For the transition period from ________ to _________

                      Commission file name 1-8142

                         ENGELHARD CORPORATION
         ______________________________________________________
         (Exact name of Registrant as specified in its charter)

           DELAWARE                            22-1586002
_______________________________       ____________________________
(State or other jurisdiction of       (IRS Employer Identification
incorporation or organization         Number)

101 WOOD AVENUE, ISELIN, NEW JERSEY                  08830
________________________________________       _________________
(Address of principal executive offices)           (Zip Code)

                            (908) 205-5000
           ___________________________________________________
           (Registrant's telephone number including area code)

                            Not Applicable
           ___________________________________________________
           (Former name, former address and former fiscal year,
                       if change since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No
                                 ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock            Outstanding at July 31, 1995
   $1 par value                         144,131,357

 PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements


                             ENGELHARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (THOUSANDS EXCEPT PER SHARE DATA)
                                 (Unaudited)


                                 Three Months Ended           Six Months Ended
                                      June 30,                     June 30,
                                 ------------------          -----------------
                                 1995         1994           1995         1994
                                 ----         ----           ----         ----
Net sales                       $721,144     $633,366     $1,415,599   $1,191,103
Cost of sales                    595,309      528,989      1,177,814      996,884
                               ---------    ---------      ---------    ---------
   Gross profit                  125,835      104,377        237,785      194,219

Selling, administrative and
  other expenses                  68,865       57,064        134,274      112,227
                               ----------   ---------      ---------    ---------
   Earnings from operations       56,970       47,313        103,511       81,992

Equity in earnings of
  affiliates                         979          510            340          363

Net interest expense               7,653        5,328         15,725        9,522
                               ---------    ---------      ---------    ---------
   Earnings before income taxes   50,296       42,495         88,126       72,833


Income tax expense                13,573       10,624         23,794       18,208
                               ---------    ---------      ---------    ---------

   Net earnings                  $36,723      $31,871        $64,332      $54,625
                               =========    =========      =========    =========

Net earnings per share *           $0.26        $0.22          $0.45        $0.38
                               =========    =========      =========    =========

Cash dividends paid per share *    $0.09        $0.07          $0.17        $0.14
                               =========    =========      =========    =========
Average number of shares
  outstanding *                  143,539      144,931        143,227      144,705
                               =========    =========      =========    =========


*  Reflects 3-for-2 stock split as of June 30, 1995



              See Note to Condensed Consolidated Financial Statements

                                    - 2 -

                             ENGELHARD CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Thousands)
                                  (Unaudited)





                                              June 30,      December 31,
                                               1995              1994
                                              --------      ------------
      Cash                                     $48,207           $26,404
      Receivables                              229,954           265,639
      Inventories                              227,461           243,439
      Other current assets                      50,469            38,155
                                            ----------         ---------
         Total current assets                  556,091           573,637

      Investments                              230,168           112,855
      Property, plant and equipment, net       532,796           540,361
      Other noncurrent assets                  206,230           213,906
                                             ---------         ---------
         Total assets                       $1,525,285        $1,440,759
                                             =========         =========

      Short-term borrowings                   $180,544          $179,667
      Current maturities of long-term debt         345               489
      Accounts payable                         108,479            86,230
      Other current liabilities                211,087           233,313
                                             ---------         ---------
         Total current liabilities             500,455           499,699

      Long-term debt                           111,861           111,762
      Other noncurrent liabilities             214,697           214,563
      Shareholders' equity                     698,272           614,735
                                             ---------         ---------
         Total liabilities and
              shareholders' equity          $1,525,285        $1,440,759
                                             =========         =========



             See Note to Condensed Consolidated Financial Statements











                                    - 3 -

                             ENGELHARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Thousands)
                                  (Unaudited)



                                                         Six Months Ended
                                                             June 30,
                                                        -------------------
                                                        1995           1994
                                                        ----           ----
    Cash flows from operating activities
       Net earnings                                    $64,332       $54,625
       Adjustments to reconcile net earnings to
       net cash provided by operating activities
          Depreciation, depletion and amortization      33,322        34,659
          Equity earnings, net of dividends              2,817            91
       Change in assets and liabilities                  3,436       (30,743)
                                                     ---------     ---------
          Net cash provided by operating
          activities                                   103,907        58,632

    Cash flows from investing activities
       Capital expenditures, net                       (43,611)      (42,456)
       Investments and acquisitions                    (28,270)      (19,250)
       Other                                            (8,876)          107
                                                     ---------     ---------
          Net cash used in investing activities        (80,757)      (61,599)


    Cash flows from financing activities
       Net change in short-term borrowings               1,074         8,808
       Dividends paid                                  (24,394)      (21,863)
       Other                                            19,592         7,479
                                                     ---------     ---------
          Net cash used in financing activities         (3,728)       (5,576)

    Effect of exchange rate changes on cash              2,381           454
                                                     ---------     ---------
          Net change in cash                            21,803        (8,089)
          Cash at beginning of year                     26,404        25,613
                                                     ---------     ---------
          Cash at end of period                        $48,207       $17,524
                                                     =========     =========


             See Note to Condensed Consolidated Financial Statements







                                    - 4 -

                             ENGELHARD CORPORATION
                         INDUSTRY SEGMENT INFORMATION
                                  (Thousands)

                                  (Unaudited)



                                   Three Months Ended       Six Months Ended
                                         June 30,               June 30,
                                   ------------------     ------------------
                                    1995      1994        1995         1994
                                    ----      ----        ----         ----
Net Sales
  Catalysts and Chemicals          $183,749  $143,286     $359,273     $279,353
  Pigments and Additives            104,903    95,014      206,363      183,336
  Engineered Materials and
    Precious Metals Management      432,492   395,066      849,963      728,414
                                  --------- ---------    ---------    ---------
                                   $721,144  $633,366   $1,415,599   $1,191,103

Operating Earnings
  Catalysts and Chemicals           $27,521   $23,788      $52,010      $44,203
  Pigments and Additives             22,562    17,922       41,332       31,025
  Engineered Materials and
    Precious Metals Management       14,351     9,641       25,384       17,088
                                  --------- ---------    ---------    ---------
                                     64,434    51,351      118,726       92,316

Equity earnings                         979       510          340          363
Interest and other expenses, net    (15,117)   (9,366)     (30,940)     (19,846)
                                  --------- ---------    ---------    ---------

     Earnings before income taxes   $50,296   $42,495      $88,126      $72,833
                                  ========= =========    =========    =========



            See Note to Condensed Consolidated Financial Statements
















                                - 5 -
Note to Condensed Consolidated Financial Statements
- ---------------------------------------------------

          The unaudited condensed consolidated financial statements of Engelhard Corporation and subsidiaries (the "Company") contain all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The 1994 financial statements have been restated to reflect the June 30, 1995 three-for-two stock split. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders.

          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
- -------   ---------------------------------------------

                        Results of Operations
                        ---------------------

Comparison of the Second Quarter of 1995
With the Second Quarter of 1994
- ----------------------------------------

          Earnings before income taxes for the second quarter of 1995 increased 18 percent to $50.3 million compared with $42.5 million in the second quarter of 1994 primarily due to higher earnings from all business segments partially offset by increased net interest expense as a result of higher average debt balances and rates. Equity in earnings of affiliates was up slightly for the second quarter of 1995 compared with the second quarter of last year.

          Net earnings for the second quarter of 1995 were $36.7 million or $.26 per share, a 15 percent increase from $31.9 million or $.22 per share for the same quarter in 1994. The effective tax rate in 1995 was 27 percent compared with 25 percent for the same period last year. Average shares outstanding were slightly lower.

          Net sales for the second quarter of 1995 increased 14 percent to $721.1 million compared with $633.4 million for the same quarter in 1994. The increase reflected higher sales in all three business segments.

Catalysts and Chemicals
- -----------------------

          Operating earnings increased 16 percent to $27.5 million in the second quarter of 1995 compared with $23.8 million in the same period of 1994. Net sales increased 28 percent to $183.7 million in 1995 from $143.3 million in 1994.

          Significantly higher earnings from Automotive Emission Systems and the Chemical Catalysts Group more than offset lower earnings from the Petroleum Catalysts Group. The increase in Automotive Emission Systems is primarily due to sales of auto emission control catalysts in Europe and in the U.S. The Chemical Catalysts Group had higher volumes of almost all products and continued to benefit from reductions in manufacturing costs as a result of its reengineering programs.

                                - 6 -
In the Petroleum Catalysts Group, the decrease in earnings resulted from lower shipments of fluid catalytic cracking catalysts, reflecting lower usage of heavy oil feed by refineries.

Pigments and Additives
- ----------------------

          Operating earnings increased 26 percent to $22.6 million in the second quarter of 1995 compared with $17.9 million in the same period of 1994. Net sales in 1995 were up 10 percent to $104.9 million from $95.0 million in the second quarter of 1994.

          Earnings for the Paper Pigments and Chemicals Group were up significantly while the Specialty Minerals and Colors Group was down slightly. The increase in the Paper Pigments and Chemicals Group was primarily due to favorable volume for hydrous and calcined products, improved mix, sales prices and manufacturing costs. These results reflected a stronger economic environment for the paper industry. The Specialty Minerals and Colors Group experienced lower volumes due to a sluggishness in the housing industry while favorable sales prices provided some offset.

Engineered Materials and Precious Metals Management
- ---------------------------------------------------

          Operating earnings increased 49 percent to $14.4 million in the second quarter of 1995 compared with $9.6 million in the same period of 1994. Net sales in 1995 increased 9 percent to $432.5 million from $395.1 million in 1994.

          Higher earnings were reported by both the Engineered Materials Group and the Precious Metals Management Group. The Engineered Materials Group experienced substantial cost savings across the Group and modest volume increases. The Precious Metals Management Group benefitted from generally favorable industrial and precious metals markets.

          On June 21, 1995, certain assets and liabilities of the Engineered Materials Group were contributed to Engelhard-CLAL, a new joint venture of the Company. See "Financial Condition" for further discussion.

Comparison of the First Six Months of
1995 With the First Six Months of 1994
- --------------------------------------

          Earnings before income taxes for the first six months of 1995 were $88.1 million compared with $72.8 million for the same period in 1994. Net interest expense was $15.7 million in the first six months of 1995 compared with $9.5 million in the same period in 1994 primarily due to higher average debt balances and rates. Equity in earnings of affiliates was about even with last year.

          Net earnings for the first six months of 1995 were $64.3 million compared with $54.6 million for the same period of 1994.
The effective tax rate in 1995 was 27 percent compared with 25 percent for the same period last year. Net earnings for the first six months of 1995 were $.45 per share compared with $.38 per share in 1994.



                                - 7 -
          Net sales for the first half of 1995 increased 19 percent to $1.42 billion compared with $1.19 billion a year earlier. The increase reflected higher sales in all three business segments.

Catalysts and Chemicals
- -----------------------

          Operating earnings increased 18 percent to $52.0 million in the first six months of 1995 compared with $44.2 million in 1994. Net sales increased 29 percent to $359.3 million for the 1995 period compared with $279.4 million for the same period in 1994.

          Significantly higher earnings from Automotive Emission Systems and the Chemical Catalysts Group more than offset lower earnings from the Petroleum Catalysts Group. The increase in Automotive Emission Systems earnings was attributable to significantly higher sales of auto emission control catalysts in the U.S. and Europe. The Chemical Catalysts Group had higher volumes in most product lines as well as benefits from reductions in manufacturing costs as a result of reengineering programs. In the Petroleum Catalysts Group, the decrease in earnings resulted from lower shipments of fluid catalytic cracking catalysts, reflecting lower usage of heavy oil feed by refineries.

Pigments and Additives
- ----------------------

          Operating earnings increased 33 percent to $41.3 million in the first six months of 1995 compared with $31.0 million in 1994. Net sales increased 13 percent to $206.4 million for the 1995 period compared with $183.3 million for the same period in 1994.

          Earnings increased for both the Paper Pigments and Chemicals Group and the Specialty Minerals and Colors Group. The increase in the Paper Pigments and Chemicals Group was primarily due to favorable volumes, mix and pricing as well as lower manufacturing costs. The Specialty Minerals and Colors Group benefitted from favorable sales prices as well as some volume increases in kaolin-based products.

Engineered Materials and Precious Metals Management
- ---------------------------------------------------

          Operating earnings for the first six months of 1995 increased 49 percent to $25.4 million from $17.1 million a year earlier on a 17 percent increase in net sales, which rose to $850.0 million in 1995 from $728.4 million in the 1994 period.

          Higher earnings were reported by both the Engineered Materials Group and the Precious Metals Management Group. The Engineered Materials Group experienced cost savings and modest volume increases. The Precious Metals Management Group benefitted from generally favorable precious metals markets.

          On June 21, 1995, certain assets and liabilities of the Engineered Materials Group were contributed to Engelhard-CLAL, a new joint venture of the Company. See "Financial Condition" for further discussion.



                                - 8 -
                         Financial Condition
                         -------------------

          On June 21, 1995, as previously disclosed in its Form 8-K, the Company announced the formation of a 50/50 joint venture with Paris-based CLAL (Groupe FIMALAC) for manufacturing, marketing and refining precious metal containing products. The new venture, Engelhard-CLAL, combines most of the assets of CLAL and certain assets and liabilities of the Company's Engineered Materials Group in Europe and Asia Pacific and the engineered materials business currently conducted in Carteret, NJ and Fremont, CA. Engelhard-CLAL is headquartered in Paris and has annual revenues of more than $1 billion.

          The changes in receivables, inventories, fixed assets and accrued liabilities on the condensed consolidated balance sheets primarily relate to the net asset contribution made by the Company in exchange for its 50 percent investment in the joint venture. Approximately $25 million of cash was contributed. This initial contribution of approximately
$100 million is subject to adjustment based upon the terms of the agreement. These adjustments, if any, are expected to be finalized by yearend. The establishment of the Engelhard-CLAL joint venture resulted in a reduction of the Company's precious metals inventories with no impact to the results of operations. Inventories consist of the following:

                                      June 30, 1995       Dec 31, 1994
                                      -------------       ------------
Raw Material                               68.5               62.9
Work in Process                            20.8               24.1
Finished Goods                            112.9              103.0
Precious Metals                            25.3               53.4
                                        -------            -------
                                          227.5              243.4


After the Engelhard-CLAL transaction, the combined market value of precious metals in inventories and the investment in precious metals exceeded cost by $60 million at June 30, 1995.

          In the ordinary course of business, the Company engages in transactions with Engelhard-CLAL, a related party. These transactions range from precious metal sourcing arrangements to service agreements.

                    Capital Resources and Liquidity
                    -------------------------------

          At June 30, 1995 the Company's current ratio was 1.1, about the same as at December 31, 1994. The total debt to total capital ratio was 30 percent at June 30, 1995 compared with 32 percent at December 31, 1994.

          Management believes that the combination of the Company's cash on hand, ongoing cash flow and the ability to access credit and capital markets will be adequate to finance its working capital requirements and capital expenditure programs.






                                - 9 -
                       PART II - OTHER INFORMATION
                       ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
- -------  --------------------------------

    (a)  Part I Exhibit:

         Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

    (b) In a report filed on Form 8-K dated June 21, 1995, the Company reported the formation of Engelhard-CLAL, a new joint venture.















































                                - 10 -

                                          ENGELHARD CORPORATION
                             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                           (Dollars in Thousands)
                                                 (Unaudited)


                                    Six Months Ended
                                        June 30                        Year Ended December 31
                                    ----------------  -----------------------------------------------------
                                          1995            1994       1993      1992        1991        1990
                                          ----            ----       ----      ----        ----        ----
Income from continuing operations
before provision for income taxes       88,126         157,306     (4,709)   133,858    117,569      93,720

Add /(deduct)

   Portion of rents representative
    of the interest factor               2,400           4,800      4,500      4,000      4,200       5,000

   Interest on indebtedness             15,725          21,954     13,696     16,231     21,658      25,804


   Equity dividends                      3,157           3,800      2,600      3,100      3,200         900

   Equity earnings                        (340)           (632)    (3,443)    (7,445)    (5,024)     (1,698)
                                     ---------       ---------  ---------  ---------  ---------   ---------
   Earnings as adjusted                109,068         187,228     12,644    149,744    141,603     123,726


Fixed Charges

   Portion of rents representative
   of interest factor                   2,400            4,800      4,500      4,000      4,200       5,000

   Interest on indebtedness            15,725           21,954     13,696     16,231     21,658      25,804


   Capitalized Interest                   200              800      2,700        400        110         445
                                    ---------        ---------  ---------  ---------  ---------   ---------
                                       18,325           27,554     20,896     20,631     25,968      31,249


Ratio of Earnings to Fixed Charges       5.95             6.79     -  (A)       7.26        5.45       3.96



              (A) For fiscal 1993, earnings were insufficient to cover fixed charges by approximately
                  $8.3 million. Earnings in 1993 were negatively impacted by a charge of approximately
                  $148 million for the realignment and consolidation of businesses and environmental matters.  Without such charge, the ratio of earnings to fixed charges for fiscal 1993 would have been 7.14.






                            SIGNATURES


          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          ENGELHARD CORPORATION
                                      -----------------------------
                                               (Registrant)






Date       August 11, 1995                 /s/ Orin R. Smith
        ---------------------         -----------------------------
                                             Orin R. Smith
                                             Chairman and Chief
                                             Executive Officer







Date       August 11, 1995              /s/ William E. Nettles
        ---------------------         -----------------------------
                                           William E. Nettles
                                           Vice President and
                                           Chief Financial Officer






Date      August 11, 1995               /s/ Martin J. Connor, Jr.
       ----------------------         -----------------------------
                                           Martin J. Connor, Jr.
                                           Controller