Form 10-Q
period 1995-09-30
ENGELHARD CORP
filed 1995-11-14
CIK 352947

SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549
             ------------------------------------------------

                               FORM 10-Q
      (Mark One)

       X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      ---        OF THE SECURITIES EXCHANGE ACT OF 1934
             ------------------------------------------------

              For the quarterly period ended September 30, 1995

                                  OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
             ------------------------------------------------

          For the transition period from ________ to _________

                      Commission file name 1-8142

                         ENGELHARD CORPORATION
         ------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

           DELAWARE                            22-1586002
-------------------------------       ----------------------------
(State or other jurisdiction of       (IRS Employer Identification
incorporation or organization         Number)

101 WOOD AVENUE, ISELIN, NEW JERSEY                  08830
----------------------------------------       -----------------
(Address of principal executive offices)           (Zip Code)

                            (908) 205-5000
           ---------------------------------------------------
           (Registrant's telephone number including area code)

                            Not Applicable
           ---------------------------------------------------
           (Former name, former address and former fiscal year,
                       if change since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No
                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock            Outstanding at October 31, 1995
---------------------            -------------------------------
   $1 par value                            144,050,763

                                           PART  I - FINANCIAL INFORMATION



                                                 Engelhard Corporation
                                   Condensed Consolidated Statements of Earnings
                                           (Thousands except per share data)
                                                       (unaudited)





                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                       September 30,
                                                      --------------------                --------------------
                                                      1995            1994                1995            1994
                                                      ----            ----                ----            ----

       Net sales ...................................$724,588        $578,580          $2,140,187      $1,769,683
       Cost of sales ............................... 614,120         475,327           1,791,934       1,472,211
                                                     -------         -------           ---------       ---------

          Gross profit ............................. 110,468         103,253             348,253         297,472

       Selling, administrative and other expenses ..  52,731          58,591             187,005         170,818
                                                      ------          ------             -------         -------

          Earnings from operations .................  57,737          44,662             161,248         126,654

       Equity in earnings (losses) of affiliates ...  (1,865)            109              (1,525)            472
       Net interest expense                            6,998           5,145              22,723          14,667
                                                       -----           -----              ------          ------

          Earnings before income taxes .............  48,874          39,626             137,000         112,459


       Income tax expense ..........................  11,861           9,907              35,655          28,115
                                                      ------           -----              ------          ------

          Net earnings ............................. $37,013         $29,719            $101,345         $84,344
                                                     =======         =======            ========         =======


       Net earnings per share * ....................   $0.26           $0.21               $0.71           $0.58
                                                       =====           =====               =====           =====


       Cash dividends paid per share * .............   $0.09           $0.08               $0.26           $0.22
                                                       =====           =====               =====           =====


       Average number of shares outstanding * ...... 144,031         144,044             143,498         144,483
                                                     =======         =======             =======         =======





* Reflects 3-for-2 stock split as of June 30, 1995.


                        See Note to Condensed Consolidated Financial Statements

                                                   Engelhard Corporation
                                          Condensed Consolidated Balance Sheets
                                                        (Thousands)
                                                        (unaudited)





                                                                                               September 30,            December 31,
                                                                                                       1995                     1994
                                                                                               -------------            ------------

Cash ............................................................................................$   44,975               $   26,404
Receivables .....................................................................................   231,242                  265,639
Inventories .....................................................................................   236,963                  243,439
Other current assets ............................................................................    49,820                   38,155
                                                                                                     ------                   ------
                                                                                                    563,000                  573,637

Investments .....................................................................................   219,107                  112,855
Property, plant and equipment, net ..............................................................   538,830                  540,361
Other noncurrent assets .........................................................................   212,374                  213,906
                                                                                                    -------                  -------
                                                                                                 $1,533,311               $1,440,759
                                                                                                 ==========               ==========


Short-term borrowings ...........................................................................$   97,591               $  179,667
Current maturities of long-term debt ............................................................       339                      489
Accounts payable ................................................................................    88,236                   86,230
Other current liabilities .......................................................................   204,409                  233,313
                                                                                                    -------                  -------
   Total current liabilities ....................................................................   390,575                  499,699

Long-term debt ..................................................................................   211,843                  111,762
Other noncurrent liabilities ....................................................................   213,810                  214,563
Shareholders' equity ............................................................................   717,083                  614,735
                                                                                                    -------                  -------
   Total liabilities and
        shareholders' equity ....................................................................$1,533,311               $1,440,759
                                                                                                 ==========               ==========




                        See Note to Condensed Consolidated Financial Statements

                                              Engelhard Corporation
                                 Condensed Consolidated Statements of Cash Flows
                                                   (Thousands)
                                                   (unaudited)



                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                                1995             1994
                                                                                              -------          --------
Cash flows from operating activities
   Net earnings .............................................................................$101,345        $  84,344
   Adjustments to reconcile net earnings to net cash
   provided by operating activities
       Depreciation, depletion and amortization .............................................  46,473           51,612
       Equity results, net of dividends .....................................................   4,936            3,361
   Change in assets and liabilities ......................................................... (45,294)         (54,231)
                                                                                              -------          -------
       Net cash provided by operating activities ............................................ 107,460           85,086
                                                                                              -------           ------


Cash flows from investing activities
   Capital expenditures, net ...............................................................  (65,736)         (66,750)
   Acquisition of businesses and investments ...............................................  (27,370)         (43,972)
   Other ...................................................................................   (6,515)           4,666
                                                                                               ------            -----
       Net cash used in investing activities ...............................................  (99,621)        (106,056)
                                                                                              -------         --------


Cash flows from financing activities
   Net change in short-term borrowings .....................................................  (81,879)          63,838
   Proceeds from long-term debt ............................................................  100,125                0
   Dividends paid ..........................................................................  (37,361)         (32,766)
   Other ...................................................................................   27,250           (7,936)
                                                                                               ------           ------
       Net cash provided by financing activities ...........................................    8,135           23,136


Effect of exchange rate changes on cash ....................................................    2,597            1,029
                                                                                                -----            -----
       Net change in cash ..................................................................   18,571            3,195
       Cash at beginning of year ...........................................................   26,404           25,613
                                                                                               ------           ------

       Cash at end of period ...............................................................  $44,975          $28,808
                                                                                              =======          =======




                        See Note to Condensed Consolidated Financial Statements

                              Engelhard Corporation
                          Industry Segment Information
                                   (Thousands)
                                   (unaudited)




                                                                     Three Months Ended                      Nine Months Ended
                                                                       September 30,                           September 30,
                                                                       -------------                           -------------
                                                                 1995                 1994               1995                1994
                                                                 ----                 ----               ----                ----

Net Sales
    Catalysts and Chemicals ..................................$ 170,534         $   145,935         $   529,807         $   425,288
    Pigments and Additives ...................................  108,539              94,831             314,902             278,167
    Engineered Materials and
      Precious Metals Management .............................  445,515             337,814           1,295,478           1,066,228
                                                                -------             -------           ---------           ---------

                                                              $ 724,588         $   578,580         $ 2,140,187         $ 1,769,683
                                                              =========         ===========         ===========         ===========

Operating Earnings
    Catalysts and Chemicals ..................................$  25,009         $    20,645         $    77,019         $    64,848
    Pigments and Additives ...................................   27,572              21,000              68,904              52,025
    Engineered Materials and
      Precious Metals Management .............................   10,182               8,938              35,566              26,026
                                                                 ------               -----              ------              ------

                                                                 62,763              50,583             181,489             142,899

Equity earnings (losses) .....................................   (1,865)                109              (1,525)                472
Interest and other expenses, net .............................  (12,024)            (11,066)            (42,964)            (30,912)
                                                                -------             -------             -------             -------


          Earnings before income taxes .......................$  48,874         $    39,626         $   137,000         $   112,459
                                                              =========         ===========         ===========         ===========



                        See Note to Condensed Consolidated Financial Statements

Note to Condensed Consolidated Financial Statements
---------------------------------------------------

     The unaudited condensed consolidated financial statements of Engelhard Corporation and subsidiaries (the "Company") contain all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. Certain prior period amounts have been reclassified to conform to the current period presentation. The 1994 financial statements have been restated to reflect the June 30, 1995 three- for-two stock split. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1994 Annual Report to Shareholders.

          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
-------   ---------------------------------------------

                        Results of Operations
                        ---------------------

Comparison of the Third Quarter of 1995
With the Third Quarter of 1994
---------------------------------------

     Earnings before income taxes for the third quarter of 1995 increased 23 percent to $48.9 million compared with $39.6 million in the third quarter of 1994 primarily due to higher earnings from all business segments partially offset by increased net interest expense as a result of higher average debt balances and rates. Equity in earnings of affiliates was a loss for the third quarter of 1995 compared with a slight profit last year reflecting a loss associated with a new precious-metal products joint venture, Engelhard/CLAL, and new technology development expenses at Engelhard/ICC, the Company's desiccant air conditioning joint venture.

     Net earnings for the third quarter of 1995 were $37.0 million or $.26 per share, a 25 percent increase from $29.7 million or $.21 per share for the same quarter in 1994. The effective tax rate in 1995 was 24.3 percent compared with
25.0 percent for the same period last year. Average shares outstanding were substantially the same for both periods.

     Net sales for the third quarter of 1995 increased 25 percent to $724.6 million compared with 578.6 million for the same quarter in 1994. All three business segments contributed to the increase.

Catalysts and Chemicals
-----------------------

     Operating earnings increased 21 percent to $25.0 million in the third quarter of 1995 compared with $20.6 million in the same period of 1994. Net sales increased 17 percent to $170.5 million in 1995 from $145.9 million in 1994.

     Significantly higher earnings from the Environmental and Chemical Catalysts Groups more than offset lower earnings from the Petroleum Catalysts Group. The increase in the Environmental Catalysts Group is primarily due to strong demand for autocatalysts in Europe. The Chemical Catalysts Group had increased volumes of base metal and precious metal catalysts worldwide. In the Petroleum Catalysts Group, the decrease in earnings reflected refiners continuing to use lighter crude oils that require less catalysts to produce gasoline and other products.

Pigments and Additives
----------------------

     Operating earnings increased 31 percent to $27.6 million in the third quarter of 1995 compared with $21.0 million in the same period of 1994. Net sales in 1995 were up 14 percent to $108.5 million from $94.8 million in the third quarter of 1994.

     Earnings for both the Paper Pigments and Chemicals Group and the Specialty Minerals and Colors Group showed improvement. The increase in the Paper Pigments and Chemicals Group was primarily due to favorable volume, pricing and mix for hydrous products as well as reductions in manufacturing costs. The Specialty Minerals and Colors Group benefitted from higher volumes and sales prices for Kaolin and Attapulgite products partially offset by lower Colors volumes.

Engineered Materials and Precious Metals Management
---------------------------------------------------

     Operating earnings increased 14 percent to $10.2 million in the third quarter of 1995 compared with $8.9 million in the same period of 1994. Net sales in 1995 increased to $445.5 million from $337.8 million in 1994, reflecting higher volumes and prices of certain precious metals.

     Higher earnings from the Precious Metals Management Group more than offset slightly lower earnings from the Engineered Materials Group. The Engineered Materials Group reduction reflected the transfer of businesses to the new Engelhard/CLAL joint venture. The increase in the earnings of the Precious Metals Management Group was primarily due to increased demand for precious metals products.

     On June 21, 1995, certain assets and liabilities of the Engineered Materials Group were contributed to Engelhard/CLAL, a new joint venture of the
Company.  See  "Financial   Condition".

Comparison of the First Nine Months of
1995 With the First Nine Months of 1994
---------------------------------------

     Earnings before income taxes for the first nine months of 1995 increased 22 percent to $137.0 million from $112.5 million for the same period in 1994. Net interest expense was $22.7 million in the first nine months of 1995 compared with $14.7 million in the same period in 1994 primarily due to higher average debt balances and rates. Equity in earnings of affiliates was a loss of $1.5 million for the first nine months of 1995 compared with income of $.5 million in 1994, largely due to losses in Engelhard/CLAL, a new joint venture, and Engelhard/ICC.

     Net earnings for the first nine months of 1995 increased 20 percent to $101.3 million from $84.3 million for the same period of 1994. The effective tax rate in 1995 was 26.0 percent compared with 25.0 percent for the same period last year. Net earnings for the first nine months of 1995 were $.71 per share compared with $.58 per share in 1994.

     Net sales for the first nine months of 1995 increased 21 percent to $2.1 billion compared with $1.8 billion a year earlier. The increase was attributable to all business segments.

Catalysts and Chemicals
-----------------------

     Operating earnings increased 19 percent to $77.0 million in the first nine months of 1995 compared with $64.8 million in 1994. Net sales increased 25 percent to $529.8 million for the 1995 period compared with $425.3 million for the same period in 1994.

     Significantly higher earnings from the Environmental and Chemical Catalysts Groups more than offset lower earnings from the Petroleum Catalysts Group. The increase in the Environmental Catalysts Group earnings was attributable to continuing strong demand for autocatalysts in Europe. The Chemical Catalysts Group had significantly higher volumes of North American base metal catalysts. In the Petroleum Catalysts Group, the decrease in earnings resulted from refiners continuing to use weight crude oils that require less catalyst to produce gasoline and other products.

Pigments and Additives
----------------------

     Operating earnings increased 32 percent to $68.9 million in the first nine months of 1995 compared with $52.0 million in 1994. Net sales increased 13 percent to $314.9 million for the 1995 period compared with $278.2 million for the same period in 1994.

     Earnings increased for both the Paper Pigments and Chemicals Group and the Specialty Minerals and Colors Group. The increase in the Paper Pigments and Chemicals Group was primarily due to higher volumes and improved mix as well as favorable manufacturing costs. The Specialty Minerals and Colors Group had higher volumes and sales prices for Kaolin and Attapulgite products.

Engineered Materials and Precious Metals Management
---------------------------------------------------

     Operating earnings for the first nine months of 1995 increased 37 percent to $35.6 million from $26.0 million a year earlier on a 22 percent increase in net sales for the first nine months of 1995 to $1.3 billion from $1.1 billion in the 1994 period.

     Higher earnings resulted from both the Engineered Materials Group and the Precious Metals Management Group. The Engineered Materials Group experienced cost savings and some volume increases. The Precious Metals Management Group benefitted from generally favorable precious metals markets.

     On June 21, 1995 certain assets and liabilities of the Engineered Materials Group were contributed to Engelhard/CLAL, a new joint venure of the Company. See "Financial Condition".

                               Financial Condition
                               -------------------

     On June 21, 1995, as previously disclosed in its Form 8-K, the Company announced the formation of a 50/50 joint venture with Paris-based CLAL (Groupe FIMALAC) for manufacturing, marketing and refining precious metal containing products. The new venture, Engelhard/CLAL, combines most of the assets of CLAL and certain assets and liabilities of the Company's Engineered Materials Group in Europe and Asia Pacific and the engineered materials business currently conducted in Carteret, NJ and Fremont, CA. Engelhard/CLAL is headquartered in Paris and has annual revenues of more than $1 billion.

     The changes in receivables, inventories, fixed assets and accrued liabilities on the condensed consolidated balance sheets primarily relate to the net asset contribution made by the Company in exchange for its 50 percent investment in the joint venture. Approximately $25 million of cash was contributed. This initial contribution of approximately $100 million is subject to adjustment based upon the terms of the agreement. These adjustments, if any, are expected to be finalized by year end. The establishment of the Engelhard/CLAL joint venture resulted in a reduction of the Company's precious metals inventories with no impact to the results of operations. Inventories consist of the following (in millions):

                              September 30, 1995       Dec 31, 1994
                              ------------------       ------------
Raw Material                        $ 64.5                $ 62.9
Work in Process                       28.4                  24.1
Finished Goods                       118.8                 103.0
Precious Metals                       25.3                  53.4
                                      ----                  ----
                                    $237.0                $243.4
                                    ======                ======

     The combined market value of precious metals in inventories and the investment in precious metals exceeded cost by $48.7 million at September 30, 1995.

     In the ordinary course of business, the Company engages in transactions with Engelhard/CLAL, a related party. These transactions range from precious metal sourcing arrangements to service agreements.

                         Capital Resources and Liquidity
                         -------------------------------

     At September 30, 1995 the Company's current ratio was 1.4 compared with 1.1 at December 31, 1994. During the third quarter of 1995, the Company issued $100,000,000 of debt instruments previously registered with the SEC on Form S-3. These non-callable notes bear interest at rates ranging from 6.37% to 6.64% and mature at various dates in 2000. Some of the proceeds were used to reduce short-term borrowings. The total debt to total capital ratio was 30 percent at September 30, 1995 compared with 32 percent at December 31, 1994.

     Management believes that the combination of the Company's cash on hand, ongoing cash flow and the ability to access credit and capital markets will be adequate to finance its working capital requirements and capital expenditure programs.

                                  Other Matters
                                  -------------

     In October 1995, the Company announced its agreement to purchase the other half of its Salem Engelhard joint venture. Salem Engelhard provides technologically advanced air pollution control systems for industrial and commercial applications. This acquisition is not expected to have a material impact on the operations or cash flows of the Company in the near term.


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

          (a) Part I Exhibit:

              Exhibit 12 - Computation of Ratio of Earnings to Fixed Charges.

          (b) There were no reports on Form 8-K during the quarter ended September 30, 1995.

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






Date      November 13, 1995                 /s/ Orin R. Smith
        ---------------------         -----------------------------
                                             Orin R. Smith
                                             Chairman and Chief
                                             Executive Officer







Date      November 13, 1995              /s/ William E. Nettles
        ---------------------         -----------------------------
                                           William E. Nettles
                                           Vice President and
                                           Chief Financial Officer






Date     November 13, 1995               /s/ Martin J. Connor, Jr.
       ----------------------         -----------------------------
                                           Martin J. Connor, Jr.
                                           Controller

EXHIBIT 12

                                            ENGELHARD CORPORATION
                               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                           (Dollars in Thousands)
                                                 (Unaudited)



                                    Nine Months Ended
                                      September 30                        Year Ended December 31
                                    ----------------  -----------------------------------------------------------------
                                         1995           1994         1993            1992           1991        1990
                                         ----           ----         ----            ----           ----        ----
Income from continuing operations
before provision for income taxes     $137,000        $157,306     ($4,709)        $133,858       $117,569      $93,720

Add /(deduct)

   Portion of rents representative
    of the interest factor               3,600           4,800        4,500           4,000          4,200        5,000

   Interest on indebtedness             22,723          21,954       13,696          16,231         21,658       25,804


   Equity dividends                      3,400           3,800        2,600           3,100          3,200          900

   Equity (earnings)/ loss               1,525            (632)      (3,443)         (7,445)        (5,024)      (1,698)
                                         -----            ----       ------          ------         ------       ------

   Earnings as adjusted               $168,248        $187,228      $12,644        $149,744       $141,603     $123,726
                                      ========        ========      =======        ========       ========     ========


Fixed Charges

   Portion of rents representative
   of interest factor                   $3,600          $4,800       $4,500          $4,000         $4,200       $5,000

   Interest on indebtedness             22,723          21,954       13,696          16,231         21,658       25,804


   Capitalized Interest                    900             800        2,700             400            110          445
                                           ---             ---        -----             ---            ---          ---

                                       $27,223         $27,554      $20,896         $20,631        $25,968      $31,249
                                       =======         =======      =======         =======        =======      =======


Ratio of Earnings to Fixed Charges        6.18            6.79        - (A)            7.26           5.45         3.96



     (A) For fiscal 1993, earnings were insufficient to cover fixed charges by approximately $8.3 million. Earnings in 1993 were negatively impacted by a charge of approximately $148 million for the realignment and consolidation of businesses and environmental matters. Without such charge the ratio of earnings to fixed charges for fiscal 1993 would have been 7.14.