Form 10-K
period 1995-12-31
ENGELHARD CORP
filed 1996-03-25
CIK 352947

                                      1995

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------
                  For the fiscal year ended December 31, 1995
                                       OR
---            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------
                   For the transition period from          to

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

Securities registered pursuant to Section 12(b) of the Act:
                                                      Name of each exchange on
Title of each class                                       which registered
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

Number of shares of common stock outstanding as of March 1, 1996 - 143,710,312. Aggregate market value of common stock held by non-affiliates as of March 1, 1996 - $1,992,610,167.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Proxy Statement for the 1996 Annual Meeting of Shareholders.

                               Table of Contents
                               ------------------
                                                                 Page
                                                        ------------------------
                                                         1995
                                                         Form          Proxy
Item                                                     10-K        Statement
----                                                     ----        ----------
                                     Part I
1.  Business
    (a) General development of business                    3             -
    (b) Industry segment and geographic area data    3-10, 41-43         -
    (c) Description of business                          3-10            -

2.  Properties                                            10             -

3.  Legal Proceedings                                     11             -

4.  Submission of Matters to a Vote of                    11             -
    Security Holders

                                     Part II
5.  Market for Registrant's                               12             -
    Common Equity and Related
    Stockholder Matters

6.  Selected Financial Data                             12-13            -

7.  Management's Discussion and                         13-25            -
    Analysis of Financial Condition
    and Results of Operations

8.  Financial Statements and                                             -
    Supplementary Data
    (a) Financial Statements                            26-48            -
    (b) Selected Quarterly Financial Data                 49             -

9.  Changes in and Disagreements with                     49             -
    Accountants on Accounting and Financial
    Disclosure
                                    Part III

10. Directors and Executive Officers of                 50-51           3-6
    the Registrant

11. Executive Compensation                                51           11-21

12. Security Ownership of Certain                         51           2-3,7
    Beneficial Owners and Management

13. Certain Relationships and Related                     51           2-7,10
    Transactions
                                    Part IV

14. Exhibits, Financial Statement                       52-183           -
    Schedules, and Reports on Form 8-K

                                     PART I
                                     ------
Item 1.    Business
------     --------
     Engelhard Corporation and its Subsidiaries (collectively referred to as the Company) are the successors to the businesses previously operated by Engelhard Minerals & Chemicals Corporation (EMC). In 1981, the Company's Common Stock was distributed to the shareholders of EMC, and the Company became a separate, publicly-held corporation. The Company's principal executive offices are located at 101 Wood Avenue, Iselin, NJ, 08830 (telephone number (908) 205-5000).

     The Company develops, manufactures and markets technology-based specialty chemical products and engineered materials for a wide spectrum of industrial customers, and provides services to precious and base metals customers and markets energy-related services.

     In 1993 the Company provided for a plan to realign and consolidate businesses, concentrate resources and better position itself to achieve its strategic growth objectives. See Note 2 "Special Charge" of the Notes to Consolidated Financial Statements on pages 31-32 of this 10-K. This plan resulted in a special charge of $148.0 million ($91.8 million after tax or $.63 per share) in 1994 consisting of a $118.0 million pre-tax restructure provision for asset writedowns related to product lines or sites being exited together with provisions for facility shutdown, rundown and relocation and for employee reassignment, severance and related benefits and a $30.0 million pretax environmental reserve. See Note 15 "Environmental Costs" of the Notes to Consolidated Financial Statements on pages 44-46 of this 10-K and the "Environmental Matters" section below on pages 8-10 of this 10-K for a discussion of environmental matters and the amount of the Company's environmental reserve.

     The Company employed approximately 5,100 people as of January 1, 1996 and operates on a worldwide basis with corporate and operating headquarters and principal manufacturing facilities and mineral reserves in the United States with other operations conducted in the European Community, the Russian Federation and the Asia-Pacific region.

     The Company's businesses are organized into three segments - Catalysts and Chemicals, Pigments and Additives, and Engineered Materials and Industrial Commodities Management (formerly Precious Metals Management).

     Information concerning the Company's net sales, operating earnings and identifiable assets by industry segment and by geographic area; inter-area transfers by geographic area; and export sales is included in Note 13 "Industry Segment and Geographic Area Data" of the Notes to Consolidated Financial Statements on pages 41-43 of this 10-K.

Catalysts and Chemicals

     The Catalysts and Chemicals segment comprises three principal product groups: the Environmental Technologies Group, consisting of Automotive Emission Systems, Heavy Duty Power Systems and Process Emission Systems, serving the automotive, light and heavy duty truck, aircraft, off-road vehicle, power generation and process industries; the Petroleum Catalysts Group, serving the petroleum refining industries; and the Chemical Catalysts Group, serving the chemical, petrochemical, pharmaceutical and food processing industries.

     Environmental technology catalysts are used in applications such as the abatement of carbon monoxide, oxides of nitrogen and hydrocarbons from gasoline, diesel and alternate fueled vehicle exhaust gases to meet emission control standards. These catalysts are also used for the removal of odors, fumes and pollutants generated by a variety of process industries including but not limited to the painting of automobiles, appliances and other equipment; printing processes; the manufacture of nitric acid and tires, in the curing of polymers; and power generation sources. In 1994 and 1995, the Company purchased the assets of General Plasma, Advanced Plasma and Jet-Com, suppliers of thermal spray coating technology and services. These acquisitions, when combined with the Company's catalyst technology, provide for a broader offering of emission control systems. In the fourth quarter of 1995, the Company purchased the other half of its Salem Engelhard joint venture formed in 1992 to produce and market products and services to abate, by catalytic and non-catalytic methods, emissions of volatile organic chemicals and other pollutants generated by a variety of process industries.

     The Company also participates in the manufacture and supply of automobile exhaust emission control catalysts through affiliates serving the Asia-Pacific region: N.E. Chemcat Corporation (Japan) - 38.8 percent owned; and Hankuk-Engelhard (South Korea) - 49 percent owned, both of which also produce other catalysts and products. In the first quarter of 1995, the Company formed a joint venture with W.R. Grace to manufacture and market metallic substrate catalytic converter systems to the automotive industry.

     The petroleum refining catalyst products consist of a variety of catalysts and processes used in the petroleum refining industry. The principal products are zeolitic fluid cracking catalysts which are widely used to provide economies in petroleum processing. The Company offers commercially a full line of fluid cracking catalyst based on patented technology which can be used to control selectivity and cracking activity virtually independently of one another. This characteristic permits custom catalysts formulation for a large number of users.

     The Company manufactures reforming, isomerization and hydrotreating catalysts for a variety of petroleum refining processes. Catalysts are marketed in North America and the Caribbean by Acreon Catalysts, a jointly owned partnership formed by the Company and Procatalyse.

     In March 1994, the Company completed its purchase of the assets of the sorbents and moving bed catalysts businesses of Solvay Catalysts, GmbH, in Nienburg Germany. This acquisition expanded the Company's moving bed catalysts business and provided complementary product lines serving adsorbents applications.

     In November 1995, the Company and Procatalyse announced plans to expand the production capacity of their joint venture, Acreon Catalysts. To serve market needs more effectively, they plan to add alumina and hydrotreating catalyst manufacturing capacity in North America.

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

     The manufacturing operations of the Catalysts and Chemicals segment are carried out in 12 states in the United States. Wholly-owned foreign operations are located in Germany, Italy, The Netherlands, South Africa and the United Kingdom with equity investments located in the U.S., Japan and South Korea. The products are sold principally through the Company's sales organizations or its equity investments, supplemented by independent distributors and representatives.

     The principal raw materials used by the Catalysts and Chemicals segment include precious metals, procured by the Engineered Materials and Industrial Commodities Management segment; kaolin, supplied by the Pigments and Additives segment; and a variety of minerals and chemicals which are generally readily available. For more information about precious metal supply contracts, see the "Engineered Materials and Industrial Commodities Management" section below on pages 6-7 of this 10-K.

     As of January 1, 1996 the Catalysts and Chemicals segment had approximately 2,350 employees worldwide, many of whom are hourly employees covered by collective bargaining agreements. Employee relations have generally been good.

Pigments and Additives

     The Pigments and Additives segment comprises two principal product groups: the Paper Pigments and Chemicals Group, serving the paper industry and the Specialty Minerals and Colors Group, serving the plastics, coatings, paint and allied industries.

     Paper pigments and chemicals products consist primarily of coating and extender pigments. The coating pigments provide whiteness, opacity and improved printing properties for high-quality paper and paperboard. Other products are used as extenders and/or combined with fibers during the manufacture of paper or paperboard. Products for the paper market include Luminex (registered trademark) pigment, a high-brightness material for high-quality paper coating; Ansilex (registered trademark) pigments that provide the desired opacity, brightness, gloss and printability in paper products; Nuclay (registered trademark) specialized coating pigment for lightweight publication papers; Exsilon (registered trademark) structured pigment that improves the printability of lightweight coated paper and carbonless forms; and Spectrafil (registered trademark) pigments for the newsprint and groundwood specialties markets.

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

     Pigments and Additives operations are carried out in four states in the United States, and in Finland and Japan. The products are sold principally through the Company's sales organization supplemented by independent distributors and representatives.

     The principal raw materials used by the Pigments and Additives segment include kaolin and attapulgite from mineral reserves owned or leased by the Company and a variety of minerals and chemicals which are generally readily available.

     As of January 1, 1996 the Pigments and Additives segment had approximately 1,750 employees worldwide, many of whom are hourly employees covered by collective bargaining agreements. Employee relations have generally been good.

Engineered Materials and Industrial Commodities Management

     The Engineered Materials and Industrial Commodities Management segment includes the Engineered Materials Group, serving a broad spectrum of industries and the Industrial Commodities Management Group, which is responsible for precious and base metals sourcing and dealing, for managing the precious and base metals requirements of the Company and its customers, and for power marketing.

     The products of the Engineered Materials Group consist primarily of metal-based materials such as temperature-sensing devices, precious metals coating and electroplating materials, conductive pastes and powders and brazing alloys. These products are used in the manufacture of automotive components, industrial devices, ceramics, chemicals, instruments, control devices, medical supplies, hardware, furniture and air conditioners. The Group also provides gold refining services to internal and external customers.

     The products of the Engineered Materials Group compete with similar products as well as products made from other materials on the basis of product performance, technical service and price. No single competitor is dominant in the markets in which the Company operates.

     Engineered Materials manufacturing and refining operations are carried out in four states in the United States and in facilities located in the United Kingdom and France. The products are sold principally through the Company's sales organization, supplemented by independent distributors and representatives.

     The principal raw materials used by these operations are precious metals including those of the platinum group (platinum, palladium, rhodium, iridium and ruthenium), silver and gold, all of which are generally available.

     In June 1995 the Company formed a 50/50 joint venture with CLAL, a Paris-based precious metal fabricator. (See Note 8 "Investments" of the Notes to Consolidated Financial Statements on page 37 of this 10-K). The joint venture combined most of the assets of the Engineered Materials business with CLAL. In January 1993 the Company sold its 40 percent interest in M&T Harshaw, an affiliate through which the Company had participated in the base metal plating industry.

     The Industrial Commodities Management Group is responsible for procuring precious and base metals to meet the requirements of the Company's operations and its customers. Supplies of newly mined platinum group metals are obtained primarily from South Africa and the Russian Federation and to a lesser extent from the United States and Canada, which four regions are the only known significant sources. Most of these platinum group metals are obtained pursuant to a number of contractual arrangements with different durations and terms. The Company has reached an agreement in principle for the replacement of a precious metals supply contract that expires December 31, 1996. The new contract offers smaller quantities and less favorable terms, but management expects the impact to be wholly or partially offset by other precious metals supply contracts and arrangements and by new business programs already underway. Failure to achieve such offsetting income could result in a material adverse impact. Management believes that an adequate supply of these precious metals will be available to meet growing needs. Gold and silver are purchased from various sources. In addition, in the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms.

     The Industrial Commodities Management Group also engages in precious and base metals dealing operations with industrial consumers, dealers, central banks, miners and refiners. It also participates in refining of precious metals and marketing of energy-related services. The group does not routinely speculate in the precious and base metals market. For more information regarding precious metals operations, see Note 12 "Financial Instruments and Precious Metals Operations" of the Notes to Consolidated Financial Statements on pages 39-41 of this 10-K. Offices are located in the United States, the United Kingdom, Switzerland, Japan and the Russian Federation.

     Engelhard Corporation, through its Industrial Commodities Management Group, has for many years been a successful dealer in platinum, palladium, gold and silver through its offices strategically located throughout the world. As a natural adjunct to this activity and after intensive study, management decided to enter into base metals dealing and brokering during 1995. Accordingly, Engelhard International Ltd. was established in London and staffed by veterans in this field. An associate broker membership on the London Metal Exchange and Securities Futures Authority approval were obtained, and dealing in copper, nickel, and zinc commenced. Engelhard Power Marketing, Inc. (ENGL) was formed in 1995 and received authorization from the Federal Energy Regulatory Commission to take title to electric power for resale at market-based rates. ENGL engages in short, medium and long-term wholesale energy and/or capacity transactions with utilities located throughout the United States.

     As of January 1, 1996 the Engineered Materials and Industrial Commodities Management segment had approximately 575 employees throughout the world, some of whom are hourly employees covered by collective bargaining agreements. Employee relations have generally been good.

Other

     In early 1994, the Company and ICC Technologies, Inc. formed Engelhard/ICC, a jointly owned partnership, to develop and commercialize air conditioning and air-treatment systems based on a proprietary new desiccant developed by Engelhard.

Major Customer

     Approximately 11 percent of the Company's net sales for the years ended December 31, 1995 and 1994, respectively, was generated from the Ford Motor Company, a customer of both the Catalysts and Chemicals and the Engineered Materials and Industrial Commodities Management segments. Sales to the Ford Motor Company included both fabricated products and precious metal and were therefore significantly influenced by fluctuations in precious metal prices as well as the quantity of metal purchased. In such cases, the market price fluctuations and quantities purchased can result in material variations in sales reported but do not usually have a direct or substantive effect on earnings.

Research and Patents

     The Company currently employs approximately 400 scientists, technicians and auxiliary personnel engaged in research and development in the field of chemistry and metallurgy. These activities are conducted in the United States and abroad. Research and development expense was $53.0 million in 1995, $49.0 million in 1994 and $46.9 million in 1993.

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

     The Company is currently preparing, has under review, or is implementing, with the oversight of cognizant environmental agencies, environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites, including Plainville, MA, Salt Lake City, UT, Attapulgus, GA, and Newark, NJ. With respect to Plainville, in September 1993 the United States Environmental Protection Agency (EPA) and the Company entered into a consent order under which the Company is investigating contamination and will conduct site stabilization measures. Plainville is also included on the Nuclear Regulatory Commission (NRC) "Existing Site Decommissioning Management Plan Sites" list and the Company is currently conducting further investigations of the site pursuant to NRC approved plans. With respect to Salt Lake City, in connection with obtaining an operating permit under the Utah Solid and Hazardous Waste Act, the Company entered into an agreement in December 1993 with the Utah Solid and Hazardous Waste Control Board under which the Company is continuing to investigate the environmental status of the site. With respect to Attapulgus, in January 1994 the Georgia Department of Natural Resources, Environmental Protection Division and the Company entered into a consent order under which the Company was to develop and implement a reclamation program. A reclamation program has been approved and cleanup is underway. With respect to Newark, the Company has substantially completed a cleanup plan in coordination with the New Jersey Department of Environmental Protection.

     In addition, 18 sites have been identified at which the Company believes liability as a potentially responsible party (PRP) is probable under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund requires cleanup of certain sites from which there has been a release or threatened release of hazardous substances and authorizes EPA or a state to take any necessary action at such sites, including ordering PRPs to cleanup or contribute to the cleanup of a site. Courts have interpreted Superfund to impose strict, joint and several liability under certain circumstances. These claims are in various stages of administrative or judicial proceedings, and include demands for recovery of past costs and future investigative or cleanup action. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de minimis contributor of hazardous substances at most of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances or natural resource damages, the Company has settled a number of other cleanup proceedings. The Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

     The Company's policy is to accrue environmental cleanup related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings, and the length of time involved in remediation or settlement. For Superfund sites, the Company also assesses the financial capability of other PRPs and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated recoveries from insurance carriers or other potentially responsible third parties in its accruals for environmental liabilities. The liabilities for environmental cleanup related costs recorded in the consolidated balance sheets at December 31, 1995 and 1994 were $54.6 million and $62.2 million, respectively, including $10.0 million and $10.8 million, respectively, for the Superfund sites. These amounts represent those costs which the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents approximately 85% of what it believes are reasonably possible environmental cleanup related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

     During the past three-year period, cash payments for environmental cleanup related matters were $7.6 million, $4.5 million and $.3 million for 1995, 1994 and 1993, respectively. In 1995 and 1994, the amounts accrued in connection with environmental cleanup related matters were not significant. In 1993, $30.0 million was accrued as a result of developments during that year which caused the Company to revise its estimates of environmental cleanup related costs at sites being idled or affected by restructuring, where conditions had recently changed, or where studies and cleanup plans had been approved and the assessment of the likelihood or extent of remediation had changed.

     For the past three-year period, environmental related capital projects have averaged less than 10% of the Company's total capital expenditure programs and the expense of environmental compliance (environmental testing, permits, consultants and in-house staff) was not significant.

     There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup related matters are projected to approximate $10 million for 1996, all of which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, management believes that environmental cleanup related reserves at December 31, 1995 are reasonable and adequate and that environmental matters are not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on the operating results or cash flows when resolved in a future reporting period.

Item 2.    Properties
------     ----------
     The Company owns approximately 22 acres of land and four buildings with a combined area of approximately 440,000 square feet in Iselin, NJ. These buildings serve as the principal executive and administrative offices of the Company and its operating segments as well as the major research and development facilities for the Company's operations. The Company also owns domestic research facilities in Gordon, GA, Union, NJ and Beachwood, OH. In addition, the Company owns a foreign research facility in DeMeern, The Netherlands.

     The Catalysts and Chemicals segment owns and operates a complex of plants in Georgia that manufactures petroleum cracking catalysts, and other domestic plants located in Huntsville, AL; Phoenix, AR; East Windsor, CT; Mangonia Park, FL; Wilmington, MA; South Lyon, MI; Jackson, MS; Union, NJ; Elyria, OH; Duncan and Seneca, SC; and Salt Lake City, UT. Foreign manufacturing operations are conducted at owned facilities in Germany, Italy, The Netherlands, South Africa and the United Kingdom. In addition, the segment owns a mine in Mississippi and leases a mine in Arizona.

     The Pigments and Additives segment owns and operates five kaolin mines and five milling facilities in Middle Georgia which serve an 85 mile network of pipelines to three processing plants. It also owns land containing kaolin clay and leases, on a long-term basis, kaolin mineral rights to additional acreage. The segment also owns and operates an attapulgite processing plant in Attapulgus, GA near the area containing its attapulgite reserves. Management believes that the Company's crude kaolin and attapulgite reserves will be sufficient to meet its needs for the foreseeable future. The segment also owns and operates color pigments manufacturing facilities in Louisville, KY, Sylmar, CA and Elyria, OH. Foreign operations are conducted at owned facilities in Finland. In addition, the segment owns mines in Florida.

     The Engineered Materials and Industrial Commodities Management segment owns and operates manufacturing facilities in East Newark, NJ; Anaheim, CA; Lincoln Park, MI; and Warwick, RI. Other manufacturing operations are conducted at owned facilities in the United Kingdom and France.

     The Company is currently restructuring its operations (see Note 2 "Special Charge" of the Notes to Consolidated Financial Statements on pages 31-32 of this 10-K). Management believes that the Company's processing and refining facilities, plants and mills are suitable and have sufficient capacity to meet its normal operating requirments for the foreseeable future.

Item 3.    Legal Proceedings
------     -----------------
The Company is a defendant in a number of lawsuits covering a wide range of matters. In some of these pending lawsuits, the remedies sought or damages claimed are substantial. The Company and certain of its officers and directors were named as defendants in purported class action complaints filed in November 1995 in the U.S. District Court for the District of New Jersey on behalf of persons who bought Engelhard Stock between April 1995 and November 1995. The complaints claim that defendants made false statements and omissions and traded on nonpublic information. The complaints are expected to be combined into a Consolidated Amended Complaint. The Company believes the class actions to be without merit and is vigorously defending against them. The Company is also subject to a number of environmental contingencies (see Note 15 "Environmental Costs"). While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on the operating results or cash flows when resolved in a future reporting period.

     In January 1995, the Company received and is responding to a civil investigative demand to produce documents and answer interrogatories in connection with an investigation by the Antitrust Division of the U.S. Department of Justice into "price coordination and market allocation by kaolin producers".

Item 4.    Submission of Matters to a Vote of Security Holders
-------    ---------------------------------------------------
           Not applicable.

                                     PART II
                                     -------

           Market for Registrant's Common Equity
Item 5.    and Related Stockholder Matters
------     -------------------------------------

     As of March 1, 1996, there were 8,840 holders of record of the Company's common stock, which is traded on the New York Stock Exchange (ticker symbol "EC"), as well as on the London and Swiss stock exchanges.

     The range of market prices and cash dividends paid for each quarterly period were as follows:
                                                 NYSE              Cash
                                             market price     dividends paid
                                           High       Low       per share*
                                         -------     ------   --------------
1995
First quarter                            $19 3/4     $14 7/8        $.08
Second quarter                            29 1/4      19 1/2         .09
Third quarter                             32 1/2      23 1/8         .09
Fourth quarter                            26 3/8      20 1/4         .09
1994
First quarter                            $21         $15 3/4        $.07
Second quarter                            18 7/8      16 1/8         .07
Third quarter                             19          14 3/8         .08
Fourth quarter                            18 3/8      13 7/8         .08

* Reflects the three-for-two stock split as of June 30, 1995.

Item 6.    Selected Financial Data
------     -----------------------

                            Selected Financial Data
                           ($ in millions, except per
                                share amounts)**


                                1995      1994       1993      1992      1991
                                ----      ----       ----      ----      ----
Net sales                    $2,840.1  $2,385.8   $2,150.9  $2,399.7  $2,436.4
Net earnings (a)                137.5     118.0         .7      10.6      87.9
Net earnings
  per share(a)                    .96       .82          -       .07       .58
Property, plant and
  equipment, net             $  609.5  $  540.4   $  494.4  $  514.4  $  533.3
Total assets                  1,645.6   1,440.8    1,279.1   1,287.7   1,279.4
Long-term debt                  211.5     111.8      112.2     113.9     114.5
Shareholders' equity            737.7     614.7      531.3     647.2     756.6
Cash dividends paid
  per share                      $.35     $ .30      $ .28     $ .25     $ .22
Return on average
  shareholders'
  equity(a)                      20.3%     20.6%        .1%      1.5%     12.0%
Current ratio                     1.2       1.1        1.1       1.5       1.5
Net cash provided
  by operating
  activities                 $  138.5  $  114.8   $  130.4  $  169.5  $  135.4

** Reflects the three-for-two stock splits as of June 30, 1995, September 30, 1993 and September 30, 1992.

(a) Results in 1994 include a special credit of $5.0 million after tax ($.03 per share) representing the reversal of excess restructuring reserves; and an after-tax net charge of $5.3 million ($.04 per share) for a change in the Company's estimate of compensation expense relating to stock awards.

     Results in 1993 include a special charge of $91.8 million after tax ($.63 per share) for realignment and consolidation of businesses and environmental matters; an after-tax gain of $6.3 million ($.04 per share) from the sale of the Company's interest in M&T Harshaw, a base-metal plating business; and an after-tax charge for the cumulative effect of an accounting change of $16.0 million ($.11 per share) as a result of adopting the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits".

     Results in 1992 include an after-tax charge for the cumulative effect of accounting changes of $89.5 million ($.59 per share) as a result of adopting the provisions of Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", and No. 109, "Accounting for Income Taxes".

           Management's Discussion and Analysis
Item 7.    of Financial Condition and Results of Operations
------     ------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations/Engelhard Corporation

Results of Operations

Sales: $2.8 billion in 1995, up 19% from $2.4 billion in 1994 which was up 11% from $2.2 billion in 1993.

Net earnings: $138 million, or $.96 per share in 1995, compared with $118 million, or $.82 per share in 1994 and $.7 million in 1993 .

     Net earnings in 1994 included a special credit (see "Special Charge") of $5.0 million ($.03 per share) arising from the reversal of excess restructuring reserves. Net earnings in 1994 also included a net charge of $5.3 million ($.04 per share) for a change in the Company's estimate of compensation expense relating to stock awards (see "Selling, Administrative and Other Expenses").

     Net earnings in 1993 included a special charge (see "Special Charge") of $91.8 million ($.63 per share) and a gain on the sale of an investment (see "Gain on Sale of Investment") of $6.3 million ($.04 per share). Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" was adopted in 1993. Impact: one-time, noncash charge of $16.0 million or $.11 per share.

Catalysts and Chemicals
The Catalysts and Chemicals segment comprises three business groups:
Environmental Technologies, Petroleum Catalysts and Chemical Catalysts. These businesses develop, manufacture and market a wide range of catalysts and related products and processes for the automotive, off-road vehicle, aircraft, power generation, petroleum refining, chemical, petrochemical, pharmaceutical and food processing industries, among others. These products are used by customers to improve quality and/or cost efficiency, achieve desired manufacturing yields and reduce emissions.

1995 compared with 1994:  Sales up 20%; operating earnings up 10%.

Discussion: Excellent sales and profit growth for environmental technologies and chemical catalysts offset by lower profit from petroleum catalysts.

Environmental Technologies (formerly Environmental Catalysts)

The Environmental Technologies Group provides catalytic and other technologies to reduce emissions from cars, trucks, buses, mining and construction vehicles, wide-body jets, power-generating plants and industrial and other processing facilities.

1995 performance:  Higher sales and operating earnings.

Discussion: Auto catalyst volumes were up despite flat worldwide auto production mainly because of the success of new product programs. European market share grew. Engelhard now has the number-one market position worldwide. Technology advances in diesel auto catalysts gained new customers in Europe, while diesel truck catalyst income was lower than in 1994 due to lower prices.

     A new auto catalyst manufacturing facility in South Africa opened in early 1995 and operated at full capacity throughout the year. Capacity was increased in Huntsville, AL.

     In October, Engelhard purchased the other half of its Salem Engelhard joint venture, which makes catalytic and thermal systems to reduce air pollution from industrial facilities. Higher volumes due to sales to the forest products industry aided performance in 1995.

     Sales of systems to abate pollution at power-generation plants were lower, largely because deregulation in the electric power industry is reducing the need for new cogeneration facilities. This market is slow to develop in the United States, where new emission-control regulations are not anticipated before the turn of the century. Markets are developing in Europe and Asia, and the Group is focusing product and market development efforts on these opportunities.

Looking ahead: The Group completed two acquisitions and an alliance that advance the Company's plan to become the leading supplier of emission systems technology for cars, trucks and buses. Building on the 1994 acquisition of General Plasma thermal spray coatings, the Group purchased the assets and business of two additional advanced-coating technology companies. The new acquisitions expand Engelhard's capabilities in engine coatings, which have demonstrated positive effects on emissions, fuel economy and engine wear.

     Metreon, the joint venture Engelhard formed with W.R. Grace in February 1995, is developing technology to address new automotive emission standards that will be implemented in California and Europe after 1998. Metreon products are being sampled by several automakers.

     Full ownership of Salem Engelhard will enable the Company to use its existing sales, manufacturing and distribution infrastructure to make this a global business. New air pollution standards for stationary source emissions in Europe and Asia Pacific are anticipated in the next two years and are expected to be among the world's strictest.

     In the short term, worldwide auto sales are expected to remain flat in 1996, but the Environmental Technologies Group expects a continued strong performance due to its advanced technologies, close customer relationships and stricter automotive emission legislation in Europe.

Petroleum Catalysts

The Petroleum Catalysts Group offers fluid catalytic cracking and moving-bed catalysts, additives and hydroprocessing catalysts to produce gasolines, other transportation fuels and heating oils.

1995 performance:  Sales flat, operating earnings down.

Discussion: Cost differential between heavy and light crude oils narrowed, making it economical for refiners to use the light crudes and less catalyst. Refinery shutdowns in North America and Europe continued as oil companies sought to enhance profitability. As a result, petroleum catalysts volumes declined, and the product mix of fluid cracking catalysts (Engelhard's major product line) was unfavorable.

     Volumes of moving-bed catalysts, used in older refineries, also declined. The decline was partially offset by improved pricing.

     By contrast, in the emerging Asia-Pacific market, Engelhard's sales advanced significantly. New catalysts designed especially for this market were principally responsible.

     Unlike competitors, Engelhard has two process technologies that the Company is combining to provide a broader spectrum of products with improved performance. Ultrium catalyst, introduced in 1995, is the first of these combination products and is in trials at several refineries.

     Acreon, Engelhard's hydroprocessing joint venture with Procatalyse, contributed higher equity earnings in 1995 (see "Equity Earnings" on page 35). Currently a small supplier in this petroleum catalysts market, Acreon's competitiveness will be aided by an alumina manufacturing plant the two partners are building at Engelhard's existing Savannah, GA facility. This plant will reduce Acreon's raw material costs and boost flexibility.

     A small adsorbent business, located in Germany, was redesigned and delivered significantly higher operating earnings.

Looking ahead: Market conditions in the U.S. oil refining industry are expected to continue as in 1995 for the next few years. Engelhard is responding with an aggressive program to reduce costs.

     The Group also is pursuing growth opportunities in the Asia-Pacific region, where plans call for expansion of sales, laboratory and distribution facilities, and with large worldwide customers who are interested in advanced technology and suppliers with global capabilities.

Chemical Catalysts

The Chemical Catalysts Group produces catalysts, sorbents and separation products to manufacture plastics, fibers, paints and coatings, pharmaceuticals, edible oils, soaps, margarine, jet fuel and lube oils, among other products.

1995 performance:  Sales and operating earnings up significantly.

Discussion: Better economic conditions in the chemical industry and success in growth programs led to growth in sales and profit. Volumes were higher for almost all product lines, but especially for base metal catalysts in North America and precious metal catalysts worldwide. These catalysts are sold to manufacturers of petrochemicals, polymers, nylon, fertilizers and edible oils.

     Contributing to the growth was success in "decaptivating" or taking over production of catalysts from chemical and consumer product companies that formerly made their own. These companies are narrowing their focus to their core businesses and need suppliers with custom-catalysts capabilities.

     In mineral sorbents and separation products, sales were about even with 1994. Technology advances in 1995 are expected to lead to improved sales and profits beginning in 1996. Sales of a product that removes lead from drinking water escalated sharply in 1995. Although still a small contributor, continued growth is anticipated for this product line.

     Plants were debottlenecked and capacity was increased by up to 30% to respond to increased demand.

Looking ahead: The positive economic trend in the chemical industry is expected to continue through 1996. Marketing alliances are offering additional opportunities. An improved method of ammonia production developed by M.W. Kellogg relies on Engelhard catalysts. Two retrofit orders received by Kellogg in 1995 will lead to catalyst sales for Engelhard beginning in 1996.

     A new alliance with Geon, a leading producer and compounder of PVC plastic, will allow Engelhard to sell catalysts directly to plastics producers who use Geon technology.

Prior Year Comparisons

1994 compared with 1993: Operating earnings in the Catalysts and Chemicals segment increased 18%, while sales rose 11% over the prior year. Favorable factors included strong volume gains for automotive and diesel truck catalysts and for some petroleum refining catalysts. Lower manufacturing costs in the Chemical Catalysts Group also contributed to the increase.

1993 compared with 1992: Operating earnings increased 16% in 1993. Sales rose 6%. Significantly higher earnings from the Petroleum and Chemical Catalysts Groups more than offset lower earnings from the Environmental Technologies Group. Strong demand for FCC catalysts produced significantly higher results in the Petroleum Catalysts Group. The Chemical Catalysts Group benefitted from substantial reductions in manufacturing costs. The decline in the Environmental Technologies Group earnings was due to an increase in new product development expenses and lower nonautomotive volumes.

Pigments and Additives

The Pigments and Additives segment develops, manufactures and markets coating and extender pigments for the paper industry and color pigments and specialty minerals for a variety of industries. Engelhard's paper pigments are used principally to make coated and uncoated papers. Its color pigments are used primarily in paints and coatings, plastics, rubber and printing inks. Specialty mineral products are sold to the plastics, rubber, wire and cable, coatings, inks and adhesives industries.

Most of the minerals used by this segment are mined by Engelhard from reserves it owns or has under long-term leases. Engelhard has sufficient mineral reserves for its operations.

1995 compared with 1994:  Sales up 7%; operating earnings up 26%.

Discussion: Significant productivity improvements and a higher margin product mix contributed to the earnings growth. A sales decline in the last quarter reflected an inventory correction in the paper industry that is expected to continue through the first quarter of 1996.

     Early in 1995, the Paper Pigments and Chemicals Group and the Specialty Minerals and Colors Group were combined under one management. This consolidation is generating cost and productivity benefits in purchasing, manufacturing and administration. Separate sales, marketing and technical service functions continue to respond to different customer requirements for these product lines.

     In February 1995, a major expansion at Engelhard's paper pigments manufacturing facility was completed, enabling the Company to respond to growth in demand for calcined paper pigments. Several new products were introduced to replace more expensive paper additives. The first sales were achieved for one of these products, and another is in trial at several paper mills. A pigment introduced in 1995, called Miragloss, has increased Engelhard's competitiveness in the Asia-Pacific market.

     In specialty minerals and colors, sales prices were favorable for all product lines. Higher volumes of high-performance, surface-treated mineral products were partially offset by lower volumes of attapulgite and color products.

     Especially successful were Translink products used as reinforcements for plastics and rubber. Engelhard also increased market share for organic traffic-grade paint pigments. The Company debottlenecked existing manufacturing facilities and also added new capacity at an organic color pigments plant to meet the demand.

     The planned acquisition of certain assets of the Floridin Company has been delayed pending a federal court decision. This acquisition will enable Engelhard to manufacture its attapulgite products more economically. A resolution is expected shortly.

Looking ahead: The current paper industry inventory correction is expected to ease up in the early part of 1996, but pricing pressures are anticipated throughout the year. The volume outlook appears positive. Pricing of specialty minerals and colors is expected to remain strong in 1996, as is demand for high-performance, surface-treated products. Additional manufacturing capacity expansions are planned for specialty minerals and colors.

     The Pigments and Additives business will continue to focus on tight cost control, customer value and technology improvements in order to sustain growth.

Prior Year Comparisons

1994 compared with 1993: Operating earnings increased 31% while sales increased 2%. Increased sales of the profitable calcined paper pigments, tighter cost controls, and paper pigments facilities consolidations helped. A favorable product mix of specialty minerals and colors and lower manufacturing costs aided profits.

1993 compared with 1992: Operating earnings for the Pigments and Additives segment decreased 3%, while sales increased 2%. Lower pricing and higher manufacturing and operating costs for paper pigments, and unfavorable attapulgite volumes and higher manufacturing costs in the minerals business were the main factors.

Engineered Materials and Industrial Commodities Management

The Engineered Materials and Industrial Commodities Management segment develops, manufactures and markets fabricated products and coatings based on precious metals for a broad spectrum of industries. This segment also engages in precious metals management for other Engelhard businesses and for customers who use these metals. In addition, the segment participates in precious metals refining, base metals management and in the marketing of energy-related services.

1995 compared with 1994:  Sales up 22%; operating earnings up 32%.
(Segment results exclude sales and earnings from the businesses placed in the Engelhard-CLAL joint venture in June 1995. Earnings related to the venture are reported as equity earnings.)

Discussion: In June 1995, Engelhard formed a 50/50 joint venture with Paris-based CLAL for manufacturing, marketing and refining precious metal containing products. Engelhard's engineered materials operations in Europe and Asia Pacific and in Carteret, NJ and Fremont, CA were placed in the joint venture. Precious metals businesses retained by Engelhard include platinum refining and certain gold refining operations, and plating, coating, electrometallic and metal-joining products. These businesses achieved operating efficiencies and higher sales in the United States. Profits from industrial commodities management services were up sharply.

     Precious metals are included in the segment's sales figures if the metal has been supplied by Engelhard. In these cases, precious metal market price fluctuations can result in material variations in sales. Often, customers supply the precious metals for the manufactured product. In those cases, precious metals values are not included in sales numbers. The mix of such arrangements and the extent of market price fluctuations can significantly affect the level of reported sales but do not usually have a material effect on earnings. The purchase of metal for customers' products are normally hedged. (See Note 12, "Financial Instruments and Precious Metals Operations", of Notes to Consolidated Financial Statements for further information about hedging activities.)

Engineered Materials

The Engineered Materials Group provides fabricated precious metal products used to make a wide range of products in the glass, automotive, electronics, air-conditioning and appliance industries, among others.

1995 performance:  Sales down, operating earnings flat.

Discussion: Varying economic trends in customer industries resulted in mixed sales results. The appliance industry, the principal market for Engelhard's metal-joining products, was down compared with 1994, while the electronics industry was up. Automotive sales slowed during the second half of 1995. The electronics and automotive industries are users of Engelhard's conductive powders, pastes and inks and plating chemicals.

     In the metal-joining business, market share gains and important productivity improvements were achieved. Significant cost reduction was undertaken in both the plating chemicals and precious metal coatings segments in 1995, with new product development efforts expected to generate sales in 1996.

Looking ahead: Growth is anticipated in the United States and the Asia-Pacific region. A joint venture in flexible conductive inks, formed in early 1996, opens a new area of business for Engelhard and offers a highly innovative technology to the electronics, toy, clothing and other industries.

Industrial Commodities Management (formerly Precious Metals Management)

The Industrial Commodities Management Group offers strategic metals management services on behalf of Engelhard and customers. It also engages in energy-related services.

1995 performance:  Higher sales and operating earnings.

Discussion: Improvement related to a higher level of business activity involving a broader base of customers and services and to favorable market conditions.

     Industrial Commodities Management works with all of the Company's other business groups and many customers who require commodities expertise.

     Building on these strong customer relationships, a small base metals management business was started in 1995 and is expected to be an earnings contributor in 1996. Another new business, power marketing, began operating in response to changing regulations.

     The Company realized improved efficiency from the transfer of responsibility for platinum group metals refining and salts and solutions to Industrial Commodities Management from another Engelhard business group. These products are now offered as part of a "full-loop" metals package to customers.

Looking ahead: Continued growth is expected by maintaining close customer relationships and offering creative services. Increased business in the Asia-Pacific region should also contribute.

Prior Year Comparisons

1994 compared with 1993: Operating earnings were up 19%, while sales increased 13%. Higher earnings from the Engineered Materials Group more than offset slightly lower earnings from Industrial Commodities Management. Higher sales in the U.S. and Asia Pacific, combined with lower manufacturing costs, produced the increased earnings in Engineered Materials. The Industrial Commodities Management Group was adversely affected by weak market conditions worldwide.

1993 compared with 1992: Operating earnings decreased 26%, and sales declined 19%. Drop in sales was primarily due to lower volumes and pricing for certain platinum group metals. Lower earnings from the Industrial Commodities Management Group more than offset higher earnings from the Engineered Materials Group. Engineered Materials achieved cost savings and sales increases in the U.S.

Special Charge

A plan was adopted in 1993 to realign and consolidate a number of businesses, concentrate resources and better position Engelhard to achieve strategic growth objectives.

     The plan resulted in a 1993 special charge of $148 million pretax, or $91.8 million or $.63 per share, after tax. The charge consisted of:

     - $118 million pretax restructuring provision for (1) asset writedowns together with provisions for facilities shutdown, rundown and relocation, and (2) employee reassignment, severance and related benefits, and

     - $30 million pretax environmental provision (see Note 15, "Environmental Costs", of Notes to Consolidated Financial Statements for a discussion of environmental matters and the amount of Engelhard's environmental reserve).

The restructuring reserve at December 31, 1993 consisted of:

     -   The $118 million 1993 special charge, plus

     - $32.4 million of previously established provisions associated with idled sites. Rundown costs continued to be incurred at these sites, while they await the completion of environmental cleanup and/or the consummation of sales.

The following table sets forth the components of the Company's restructuring reserve and related activity for the past two years:

Restructuring Reserve           Employee       Asset
(in millions)                  separations   writedowns      Other      Total


Balance at December 31, 1993      $35.9        $72.2         $42.3     $150.4
Asset writeoffs/writedowns            -        (66.6)            -      (66.6)
Cash spending                      (8.8)           -          (8.4)     (17.2)
Cash proceeds                         -          1.7             -        1.7
Reclassification                      -          7.5          (7.5)         -
Reversal                              -            -          (8.0)      (8.0)
                                   ----         ----          ----      -----
Balance at December 31, 1994       27.1         14.8          18.4       60.3
Asset writeoffs/writedowns            -         (7.7)            -       (7.7)
Cash spending                      (9.5)           -          (8.6)     (18.1)
Engelhard-CLAL                     (3.9)         1.0           9.0        6.1
                                   ----         ----          ----      -----
Balance at December 31, 1995      $13.7        $ 8.1         $18.8     $ 40.6

In the fourth quarter of 1994, $8 million of restructuring reserve was reversed because an idle Canadian facility was sold earlier and at more favorable terms than originally estimated. Also, a new, less costly approach was adopted for the cleanup and disposal of its idle Newark, NJ site.

Also in 1994, the Company:

     - Reconfigured certain production processes of the Middle Georgia facility of the Pigments and Additives Group, which resulted in a writeoff of the associated assets.

     - Kept open two sites originally identified for closure. One of these facilities, a part of the Engineered Materials Group, is continuing to operate because of improved economics and lack of synergy in relocating the manufacturing process. The other facility, a part of the Chemical Catalysts Group, is continuing to operate because the product lines are complementary to the Company's other businesses. The impairment of this facility as opposed to the originally planned shutdown and relocation, resulted in a reclassification of shutdown and relocation costs to asset writedowns.

In 1995, the Company completed the formation of Engelhard-CLAL, a Paris-based precious metal fabrication joint venture. This transaction increased the reserve as a result of previously anticipated precious metal and other asset gains, partially offset by a decrease in the reserve for restructuring activities to be performed by the joint venture. In addition, the Company continued to incur costs for severance and related benefits as well as rundown costs at idle sites. Asset writeoffs in 1995 were related to inventory and fixed assets associated with rationalization actions.

     Most of the restructuring actions have been taken. Major actions expected to be completed in 1996 include:

     - Sale of a separation products facility (scheduled for the first half of 1996).

     -    Continuing rationalization of the Petroleum Catalysts Group.

     -    Continuing rationalization of an environmental technologies facility.

     -    Completion of the Floridin acquisition (pending a court decision).

     The remaining provision for employee separations provides for severance and related benefit payments for former employees and for employees who have generally been notified of severance in connection with pending actions. These amounts will be paid over several years. The remaining provision for asset writedowns primarily relates to pending actions. The remaining provision in "other" relates to rundown costs. Net cash outflows for rundown costs will be charged against the reserve until the related sites are sold.

     By the end of 1996 the Company anticipates annual cost savings of about $20 to $25 million as a result of lower manufacturing and operating expenses, with annual cash savings of about $15 million. To date most of these savings have been realized.

Gain on Sale of Investment

In the first quarter of 1993, Engelhard sold its share of M&T Harshaw, a base metal plating business formed in 1990, to its partner, Elf Atochem North America, Inc., for $40 million in cash. The buyer assumed all assets and liabilities. An after-tax gain of $6.3 million or $.04 per share was realized in the transaction.

Acquisitions and Partnerships (Formerly called "Investments" and
"Current Developments")


Other Party                 Business Arrangement               Transaction Date    Business Opportunity
-----------                 --------------------               ----------------    --------------------

Salem Industries            Acquired remaining 50 percent       October 1995       Markets products and services to abate
                            of joint venture formed in                             emissions of volatile organic chemicals and
                            1992                                                   other pollutants.

Jet-Com, Inc.               Acquired assets and business        August 1995        Supplements existing line of thermal spray
                            of thermal spray coating and                           coatings and adds shot peening services.
                            shot peening company

CLAL                        Formed Paris-based, 50/50           June 1995          Refines, manufactures and markets certain
                            joint venture                                          precious metal containing products.

W.R. Grace & Co.            Formed 50/50 joint venture          February 1995      Manufactures and markets metallic
                            called Metreon                                         substrate catalytic converters for cars.

Advanced Plasma, Inc.       Acquired assets and business        January 1995       Broadens existing line of thermal spray
                            of thermal spray coating                               coatings to include metallic-ceramic
                            company                                                technology.

General Plasma, Inc.        Acquired assets and business        July 1994          Developing complete vehicle emission
                            of thermal spray coating                               control systems.
                            company

Solvay Catalysts, GmbH,     Acquired assets of sorbents         March 1994         Expands Engelhard's moving-bed catalysts
(Nienburg, Germany)         and moving-bed catalysts                               business, making the Company the world
                            businesses                                             leader; provides complementary product lines
                                                                                   serving adsorbents applications.

ICC Technologies, Inc.      FormedEngelhard/ICC,                February 1994      Developing and commercializing air-
                            50/50 partnership                                      conditioning and air treatment systems based
                                                                                   on proprietary desiccant developed by
                                                                                   Engelhard.

Selling, Administrative and Other Expenses

Selling, administrative and other expenses in 1995 of $244.7 million were basically flat with 1994 and up from $213.0 million in 1993. In 1994, based on a study of incentive compensation and in response to changing demographics, the Company revised its estimate of current compensation expense relating to stock awards to include the cost of shares where risk of forfeiture by the employee has been removed. Impact: Net charge to 1994 earnings of $8.6 million ($5.3 million after taxes--$.04 per share). See Note 14, "Stock Option and Bonus Plans," of Notes to Consolidated Financial Statements.

Equity Earnings

In 1995, Engelhard's income from equity investments was $0.7 million, compared with $0.6 million in 1994 and $3.4 million in 1993. The decrease in 1994 was primarily due to the start-up losses of a new joint venture (Engelhard/ICC), and lower volumes at Acreon Catalysts.

     In June 1995, the Company announced the formation of a 50/50 joint venture with Paris-based CLAL (Groupe FIMALAC) for manufacturing, marketing and refining precious metal containing products. The new venture, Engelhard-CLAL, combines most of the assets of CLAL and certain assets and liabilities of the Company's Engineered Materials Group in Europe and the Asia-Pacific region, and the engineered materials business currently conducted in Carteret, NJ and Fremont, CA. Engelhard-CLAL is headquartered in Paris and has annual revenues of more than $1.0 billion. In exchange for its 50% interest, the Company contributed approximately $110.0 million of net assets, including approximately $25.0 million in cash. The joint venture is expected to be a positive contributor to equity earnings in 1996, primarily due to the achievement of synergy.

Interest

Net interest expense was $31.3 million in 1995, compared with $22.0 million in 1994 and $13.7 million in 1993. Gross interest expense and offsetting contango income--components of net interest expense--reflect the extent of precious metals financed by spot and forward transactions each year. Higher net interest expense in 1995 and 1994 was primarily due to higher interest rates and average debt balances as a result of acquisitions, business investments and common stock purchases.

     Lower net interest expense in 1993 was due primarily to expiration of an unfavorable interest rate swap agreement in 1992 and initiation of then favorable interest rate swap agreement in 1993. See Note 12, "Financial Instruments and Precious Metals Operations", of Notes to Consolidated Financial Statements for further information about interest rate swap agreements.

Interest income, included as a component of net sales, was $2.2 million in 1995, $1.1 million in 1994, and $2.0 million in 1993.

Taxes

Income tax provision came to $47.8 million in 1995, $39.3 million in 1994, and a benefit of $21.4 million in 1993 (primarily as a result of the special charge). The effective income tax expense rate, excluding the impact of the special charge, was 25.8% in 1995, 25.0% in 1994, and 24.3% in 1993. Lower rate in 1993 was due primarily to U.S. tax legislation that year that reinstated the research and development credit and increased the income tax rate, creating a favorable impact on Engelhard's net deferred tax asset.

     At year-end 1995, the net deferred tax asset was $97.3 million, primarily for accrued postretirement and postemployment benefit obligations, the restructuring reserve, the environmental cleanup reserve, and other accruals. Management believes Engelhard will generate sufficient taxable earnings and tax planning opportunities to ensure deferred tax benefits are realized.

Financial Condition and Liquidity

Working capital was $107 million at 1995 year-end, including $40 million of cash. Year-end market value of Engelhard's precious metals exceeded carrying cost by $36 million. The current ratio (current assets to current liabilities) at year end was 1.2, slightly above last year.

Short-term bank and commercial paper borrowings increased by $4 million to $183 million at 1995 year-end. The Company issued $100 million of debt instruments in the third quarter of 1995. These noncallable notes bear interest at rates ranging from 6.37% to 6.64% and mature at various dates in 2000. Some of the proceeds were used to reduce short-term borrowings.

     The ratio of total debt to total capital increased to 35% at year-end 1995 from 32% at year-end 1994, as a result of the higher long-term borrowings. Engelhard currently has $600 million in committed revolving credit facilities available. The Company also has authorization from its Board of Directors to issue up to $350 million in commercial paper ($94 million outstanding at year-end 1995). Engelhard also has uncommitted lines of short-term credit exceeding $650 million. In 1996, management expects to call the $5.5 million 7.91% industrial revenue bonds and the $100 million 10% notes, and to refinance them with comparable long-term debt. Management believes that Engelhard will continue to have adequate access to short-term and long-term credit and capital markets to meet its needs for the foreseeable future.

Operating activities provided net cash of $138.5 million in 1995, compared with $114.8 million in 1994 and $130.4 million in 1993. For the past three years, cash and internally generated funds were adequate to fund working capital requirements, support capital projects and sustain increased dividend payments. For 1996, management anticipates that cash and cash flows will again be adequate to fund operational and capital requirements.

Capital Expenditures, Commitments and Contingencies

Capital projects are designed to maintain capacity, expand operations, improve efficiency or protect the environment. These amounted to $147.7 in 1995, compared with $97.5 million in 1994 and $107.1 million in 1993. Higher capital expenditures in 1995 reflected the Company's purchase, for $57 million, of the land and a building that serve as the principal executive and administrative offices of the Company and its operating businesses. Capital expenditures in 1996 are projected to approximate $100 million. See also Note 15, "Environmental Costs", and Note 16, "Litigation and Contingencies", of Notes to Consolidated Financial Statements for further information about commitments and contingencies.

Effect of Foreign Currency Transactions and Translation

Currency transactions: Engelhard generally does not speculate in foreign currency, but enters into foreign currency transactions in the normal course of business and has investments in a number of different currencies. The Company is therefore subject to transaction and translation exposure from fluctuations in foreign currency exchange rates. Engelhard uses a variety of strategies, including foreign currency forward contracts and internal hedging to minimize or eliminate foreign currency exchange rate risk associated with substantially all of its foreign currency transactions. In selected circumstances, Engelhard enters into foreign currency forward contracts to hedge the U.S. dollar value of its foreign investments. See Note 12, "Financial Instruments and Precious Metals Operations", of Notes to Consolidated Financial Statements for further information about foreign currency hedging activities.

     Precious metals inventories are generally not impacted by foreign currency rate fluctuations because they are denominated in U.S. dollars.

Dividends and Capital Stock

Dividend increase of 12%: The Board of Directors approved for common stock in the second quarter of 1995, raising the level to $.09 effective at June 30, 1995. The annualized common stock dividend rate at the end of 1995 was $.36 per share.

Three-for-two split: The Board of Directors authorized this split of common stock effective June 30, 1995. Directors authorized an earlier three-for-two split of common stock effective September 30, 1993.

Stock purchases: In the fourth quarter of 1993, the Board of Directors voted to retire 5.3 million shares of stock previously held in treasury and approved a plan to purchase up to 3.6 million shares of common stock for delivery under its stock incentive and employee benefit plans. At 1994 year-end, 1.6 million shares had been purchased under this plan, which is now closed. In the second quarter of 1992, the Board of Directors approved two separate plans to purchase up to
12.5 million shares of common stock. At December 31, 1995, 11.5 million shares had been purchased under these plans.

Other Matters

In March 1995, the Financial Accounting Standards Board issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The Company anticipates no material impact on financial condition or the results of operations from adoption on January 1, 1996. In October 1995, the Financial Accounting Standards Board issued Statement No. 123 "Accounting for Stock-Based Compensation". The Company will adopt the disclosure only alternative on January 1, 1996.

The Company has reached an agreement in principle for the replacement of a precious metals supply contract that expires December 31, 1996. The new contract offers smaller quantities and less favorable terms, but management expects the impact to be wholly or partially offset by other precious metals supply contracts and arrangements and by new business programs already underway. Failure to achieve such offsetting income could result in a material adverse impact. Management believes that an adequate supply of these precious metals will be available to meet growing needs.

Item 8.    Financial Statements and Supplementary Data
------     -------------------------------------------



                      Consolidated Statements of Earnings
                             Engelhard Corporation




Year ended December 31,                                                           1995             1994             1993
                                                                                  ----             ----             ----
(in thousands, except per share amounts)

Net sales                                                                     $2,840,077       $2,385,802       $2,150,865
Cost of sales                                                                  2,379,474        1,970,563        1,794,438
                                                                              ----------       ----------       ----------
    Gross profit                                                                 460,603          415,239          356,427
Selling, administrative and other expenses                                       244,660          244,611          213,018
Special charge (credit)                                                                -           (8,000)         148,000
                                                                              ----------       ----------       ----------
    Earnings (loss) from operations                                              215,943          178,628           (4,591)
Gain on sale of investment                                                             -                -           10,145
Equity in earnings of affiliates                                                     695              632            3,433
                                                                              ----------       ----------       ----------
Interest expense, net of capitalized amounts                                      35,066           23,010           17,292
  Less contango on futures and forward contracts                                  (3,740)          (1,056)          (3,596)
                                                                              ----------       ----------       ----------
    Net interest expense                                                          31,326           21,954           13,696
                                                                              ----------       ----------       ----------
    Earnings (loss) before income taxes and cumulative
      effect of an accounting change                                             185,312          157,306           (4,709)
Income tax expense (benefit)                                                      47,791           39,326          (21,381)
                                                                              ----------       ----------       ----------
    Net earnings before cumulative effect of an
      accounting change                                                          137,521          117,980           16,672
Cumulative effect of an accounting change                                              -                -          (16,000)
                                                                              ----------       ----------       ----------
    Net earnings                                                              $  137,521       $  117,980        $     672
                                                                              ==========       ==========       ==========
Net earnings per share of common stock
  Before cumulative effect of an accounting change                                  $.96             $.82             $.11
  Cumulative effect of an accounting change                                            -                -             (.11)
                                                                              ----------       ----------       ----------
    Net earnings per share                                                          $.96             $.82             $  -
                                                                              ==========       ==========       ==========
Average number of shares outstanding                                             143,619          144,100          145,188


                                   See accompanying Notes to Consolidated Financial Statements.



                           Consolidated Balance Sheets
                             Engelhard Corporation




December 31,                                                                     1995                      1994
(in thousands)                                                                   ----                      ----
Assets
Cash                                                                        $   40,023                $   26,404
Receivables                                                                    268,578                   265,639
Inventories                                                                    238,002                   243,439
Other current assets                                                            54,440                    38,155
                                                                            ----------                ----------
    Total current assets                                                       601,043                   573,637

Investments                                                                    224,721                   112,855
Property, plant and equipment, less accumulated
  depreciation, depletion and amortization                                     609,540                   540,361
Other noncurrent assets                                                        210,271                   213,906
                                                                            ----------                ----------
    Total assets                                                            $1,645,575                $1,440,759
                                                                            ==========                ==========

Liabilities and Shareholders' Equity
Short-term bank borrowings                                                  $   89,233                $   52,342
Commercial paper                                                                94,000                   127,325
Current maturities of long-term debt                                               337                       489
Accounts payable                                                               101,064                    86,230
Accrued liabilities                                                            209,875                   233,313
                                                                            ----------                ----------
Total current liabilities                                                      494,509                   499,699

Long-term debt                                                                 211,533                   111,762
Other noncurrent liabilities                                                   201,791                   214,563
                                                                            ----------                ----------
    Total liabilities                                                          907,833                   826,024
                                                                            ----------                ----------

Commitments and contingent liabilities
Preferred stock, no par value, 5,000 shares authorized and unissued                  -                         -
Common stock, $1 par value, 200,000 shares authorized
  and 147,295 shares issued                                                    147,295                    98,197
Retained earnings                                                              625,787                   582,520
Treasury stock, at cost, 3,579 and 4,649 shares, respectively                  (57,173)                  (74,054)
Cumulative translation adjustment                                               21,833                     8,072
                                                                            ----------                ----------
    Total shareholders' equity                                                 737,742                   614,735
                                                                            ----------                ----------
    Total liabilities and shareholders' equity                              $1,645,575                $1,440,759
                                                                            ==========                ==========

                                   See accompanying Notes to Consolidated Financial Statements.



                     Consolidated Statements of Cash Flows
                             Engelhard Corporation


Year ended December 31,                                                           1995             1994             1993
(in thousands)                                                                    ----             ----             ----

Cash flows from operating activities
  Net earnings                                                                $ 137,521          $117,980          $    672
  Adjustments to reconcile net earnings
    to net cash provided by operating activities
    Depreciation, depletion and amortization                                     65,450            69,104            68,177
    Special charge (credit)                                                           -            (8,000)          148,000
    Gain on sale of investment                                                        -                 -           (10,145)
    Cumulative effect of an accounting change                                         -                 -            16,000
    Equity earnings, net of dividends                                             2,716             3,201              (854)
    Net change in assets and liabilities                                        (67,168)          (67,497)          (91,488)
                                                                              ---------          ---------          --------
      Net cash provided by operating activities                                 138,519           114,788           130,362


Cash flows from investing activities
  Capital expenditures, net of disposals                                       (147,704)          (97,531)         (107,088)
  Acquisition of businesses and investments                                     (42,502)          (44,298)                -
  Proceeds from sale of investment                                                    -                 -            39,787
  Other                                                                           2,035            (1,036)           (2,749)
                                                                              ---------          ---------          --------
      Net cash used in investing activities                                    (188,171)         (142,865)          (70,050)


Cash flows from financing activities
  Increase (decrease) in short-term borrowings                                  (10,237)           79,585            49,305
  Proceeds from issuance of long-term debt                                      100,125                 -                 -
  Repayment of long-term debt                                                      (994)             (429)           (1,935)
  Purchase of treasury stock                                                     (7,235)          (41,280)          (90,648)
  Stock bonus and option plan transactions                                       29,273            33,672            19,030
  Dividends paid                                                                (50,313)          (44,178)          (40,631)
                                                                              ---------          ---------       -----------
      Net cash provided by (used in) financing activities                        60,619            27,370           (64,879)
Effect of exchange rate changes on cash                                           2,652             1,498            (1,146)
                                                                              ---------          ---------       -----------
     Net increase (decrease) in cash                                             13,619               791            (5,713)
      Cash at beginning of year                                                  26,404            25,613            31,326
                                                                              ---------         ---------       -----------
      Cash at end of year                                                     $  40,023         $  26,404       $    25,613
                                                                              =========         =========       ===========

                                   See accompanying Notes to Consolidated Financial Statements.



                                           Consolidated Statements of Shareholders' Equity
                                                        Engelhard Corporation


                                                           Additional                           Cumulative        Total
                                                 Common      paid-in     Retained     Treasury  translation   shareholders'
                                                  stock      capital     earnings        stock   adjustment       equity
                                                -------    ----------    --------     --------  -----------   ------------
(in thousands, except per share amounts)

Balance at December 31, 1992                     67,800       37,324      606,176      (59,254)      (4,842)     647,204
Net earnings                                          -            -          672            -            -          672
Dividends ($.28 per share)                            -            -      (40,631)           -            -      (40,631)
Three-for-two stock split                        33,897      (33,897)           -            -            -            -
Foreign currency translation adjustment               -            -            -            -       (4,309)      (4,309)
Treasury stock acquired                               -            -            -      (90,648)           -      (90,648)
Stock bonus and option plan transactions              -       (3,427)      (1,989)      24,446            -       19,030
Retirement of treasury stock                     (3,500)           -      (66,738)      70,238            -            -
                                                -------     --------     --------     --------     --------     --------
Balance at December 31, 1993                     98,197            -      497,490      (55,218)      (9,151)     531,318
Net earnings                                          -            -      117,980            -            -      117,980
Dividends ($.30 per share)                            -            -      (44,178)           -            -      (44,178)
Foreign currency translation adjustment               -            -            -            -       17,223       17,223
Treasury stock acquired                               -            -            -      (41,280)           -      (41,280)
Stock bonus and option plan transactions              -            -       11,228       22,444            -       33,672
                                                -------     --------     --------     --------     --------     --------
Balance at December 31, 1994                     98,197            -      582,520      (74,054)       8,072      614,735
Net earnings                                          -            -      137,521            -            -      137,521
Dividends ($.35 per share)                            -            -      (50,313)           -            -      (50,313)
Three-for-two stock split                        49,098            -      (49,098)           -            -            -
Foreign currency translation adjustment               -            -            -            -       13,761       13,761
Treasury stock acquired                               -            -            -       (7,235)           -       (7,235)
Stock bonus and option plan transactions              -            -        5,157       24,116            -       29,273
                                                -------     --------     --------     --------     --------     --------
Balance at December 31, 1995                   $147,295     $      -     $625,787     $(57,173)     $21,833     $737,742
                                                =======     ========     ========     ========     ========     ========





                                   See accompanying Notes to Consolidated Financial Statements.




Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Engelhard Corporation and its wholly-owned subsidiaries (collectively referred to as the Company). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation. All share and per share data have been retroactively restated to give effect to the three-for-two stock split as of June 30, 1995.

     The preparation of financial statements in conformity with generally accepted account- ing principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounting Change
Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits". This standard requires the accrual method of accounting for certain benefits provided to former or inactive employees after employment but before retirement. As of January 1, 1993, the Company recognized the full actuarially calculated amount of its estimated accumulated postemployment benefit obligation. The charge to 1993 earnings was $26.0 million ($16.0 million after tax--$.11 per share). The after-tax amount has been reflected in 1993 as a cumulative effect of an accounting change.

2. Special Charge

In 1993, the Company provided for a plan to realign and consolidate businesses, concentrate resources and better position itself to achieve its strategic growth objectives. That plan resulted in a special charge of $148.0 million ($91.8 million after tax--$.63 per share) in 1993, consisting of a $118.0 million pretax restructure provision for asset writedowns related to product lines or sites being exited together with provisions for facility shutdown, rundown and relocation and for employee reassignment, severance and related benefits and a $30.0 million pretax environmental reserve. See Note 15, "Environmental Costs", for a discussion of environmental matters and the amount of the Company's environmental reserve.

     The Company's restructuring reserve at December 31, 1993, consisted of the $118.0 million 1993 special charge and $32.4 million of previously established provisions associated with idled sites, as rundown costs continue to be incurred at these sites and their disposition is pending completion of environmental cleanup and/or consummation of sales. During the fourth quarter of 1994, the Company reversed $8.0 million of its restructuring reserve because its idle Canadian facility was sold earlier and at more favorable terms than originally estimated and because of a revised, and less costly, approach to the cleanup/disposition of its idle Newark, NJ site.

     The following table sets forth the components of the Company's restructuring reserve and related activity for 1994 and 1995:

Restructuring Reserve           Employee       Asset
(in millions)                  separations   writedowns      Other      Total


Balance at December 31, 1993      $35.9        $72.2         $42.3     $150.4
Asset writeoffs/writedowns            -        (66.6)            -      (66.6)
Cash spending                      (8.8)           -          (8.4)     (17.2)
Cash proceeds                         -          1.7             -        1.7
Reclassification                      -          7.5          (7.5)         -
Reversal                              -            -          (8.0)      (8.0)
                                   ----         ----          ----      -----
Balance at December 31, 1994       27.1         14.8          18.4       60.3
Asset writeoffs/writedowns            -         (7.7)            -       (7.7)
Cash spending                      (9.5)           -          (8.6)     (18.1)
Engelhard-CLAL                     (3.9)         1.0           9.0        6.1
                                   ----         ----          ----      -----
Balance at December 31, 1995      $13.7        $ 8.1         $18.8     $ 40.6

     In 1994, the Company reconfigured certain production processes at the Middle Georgia facility of the Paper Pigments and Chemicals Group, which resulted in the writeoff of the associated assets. Two other Company-owned sites, originally identified for closure, will remain open. One of these facilities, a part of the Engineered Materials Group, will continue to operate because of improved economics and the lack of synergy to be achieved from relocating the manufacturing process. The other facility, a part of the Chemical Catalysts Group, will continue to operate because the product lines are complementary to the Company's other businesses. The impairment of this facility, as opposed to the originally planned shutdown and relocation, resulted in a reclassification of shutdown and relocation costs to asset writedowns.

     In 1995, the Company completed the formation of Engelhard-CLAL, a Paris-based precious metal fabrication joint venture. This transaction increased the reserve as a result of previously anticipated precious metal and other asset gains, partially offset by a decrease in the reserve for restructuring activities to be performed by the joint venture. In addition, the Company continued to incur costs for severance and related benefits as well as rundown costs at idle sites. Asset writeoffs in 1995 were related to inventory and fixed assets associated with rationalization actions.

     Most of the restructuring actions have been taken. Major actions expected to be completed this year include: the sale of a separation products facility (scheduled for the first half of 1996); the continuing rationalization of the Petroleum Catalysts Group and of a manufacturing facility of the Environmental Technologies Group; and the completion of the Floridin acquisition (pending a court decision).

     The remaining provision for employee separations provides for severance and related benefit payments for former employees and for employees who have generally been notified of severance in connection with pending actions. These amounts will be paid over several years. The remaining provision for asset writedowns primarily relates to pending actions. The remaining provision in "other" relates to rundown costs. Net cash outflows for rundown costs will be charged against the reserve until the related sites are sold.

     By the end of 1996 the Company anticipates annual cost savings of about $20 to $25 million as a result of lower manufacturing and operating expenses, with annual cash savings of about $15 million. To date, most of these savings have been realized.

3. Research and Development Costs

Research and development costs are charged to expense as incurred and were $53.0 million in 1995, $49.0 million in 1994 and $46.9 million in 1993.

4. Benefits

The Company has domestic and foreign pension plans covering substantially all employees. Plans covering most salaried employees generally provide benefits based on years of service and the employee's final average compensation. Plans covering most hourly, bargaining unit members generally provide benefits of stated amounts for each year of service. The Company makes contributions to the plans to the extent such contributions are currently deductible for tax purposes. Plan assets primarily consist of listed stocks and fixed income securities.

     The components of the net pension credit for all plans are shown in the following table:

Net Pension Credit
(in millions)                                  1995       1994       1993
                                               ----       ----       ----
Service cost                                 $  8.3     $  9.3     $  8.1
Interest cost                                  20.4       19.1       18.8
Actual return on plan assets                  (40.9)      (9.3)     (26.9)
Net amortization and deferral                   8.6      (21.0)      (2.2)
                                             ------     ------      ------
Net pension credit                           $ (3.6)    $ (1.9)    $ (2.2)

     The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations for the pension plans are 7.0% to 8.5% and 3.0% to 6.0%, respectively. The expected long-term rate of return on assets is 7.5% to 10.5%.

     The following table sets forth the plans' funded status:

Funded Status
(in millions)                                                1995      1994
                                                             ----      ----
Actuarial present value of benefit obligations
  Vested benefit obligation                                $222.5      $206.9
  Accumulated benefit obligation                           $235.9      $217.8
  Projected benefit obligation                             $267.9      $254.3
Plan assets at fair value                                  $288.8      $283.6
Plan assets in excess of projected benefit obligation      $ 20.9      $ 29.3
Unrecognized net loss                                        37.6        39.8
Unrecognized prior service cost                               6.4         6.7
Unrecognized transition asset, net of amortization           (8.8)      (14.7)
Fourth quarter contribution                                    .3          .1
                                                           ------      ------
Prepaid pension expense                                    $ 56.4      $ 61.2

     In June 1995, in connection with the formation of the Engelhard-CLAL joint venture, the Company transferred certain assets and liabilities of the plans to the Engelhard-CLAL joint venture. This transaction reduced the Company's prepaid pension expense by $10.1 million.

     The Company also sponsors two savings plans covering certain salaried and hourly paid employees. The Company's contributions, which may equal up to 50% of certain employee contributions, were approximately $2 million in 1995, 1994 and 1993.

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

     The components of the net expense for these postretirement and postemployment benefits are shown in the following table:

Postretirement and Postemployment Benefit Expense
(in millions)
                                               1995       1994       1993
                                               ----       ----       ----
Service cost                                  $2.3       $ 2.3      $ 2.1
Interest cost                                  9.0        10.0       13.3
Net amortization                              (4.9)       (4.5)      (3.2)
                                              -----      -----      -----
Net benefit expense                           $6.4       $ 7.8      $12.2

     Annual cash spending for postretirement and postemployment benefits averaged approximately $7.3 million for the past three-year period.

     The weighted-average discount rate used in determining the actuarial present value of the accumulated postretirement and postemployment benefit obligation is 7.8%. The average assumed health care cost trend rate used for 1995 is 10%, gradually decreasing to 5% by 2004. A 1% increase in the assumed health care cost trend rate would increase aggregate service and interest cost in 1995 by $.6 million and the accumulated postretirement and postemployment benefit obligation as of December 31, 1995 by $5.6 million.

     The following table sets forth the components of the accrued postretirement and postemployment benefit obligation, all of which are unfunded:

Postretirement and Postemployment Benefit Obligation
(in millions)                                                1995       1994
                                                             ----       ----
Accumulated benefit obligation
  Retirees                                                 $ 74.8     $ 72.3
  Fully eligible active participants                         15.9       16.0
  Other active participants                                  18.2       33.1
                                                           ------     ------
                                                            108.9      121.4
Unrecognized prior service cost                              46.5       39.4
Unrecognized net gain (loss)                                  4.8        7.1
Fourth quarter contribution                                  (2.0)      (2.3)
                                                           ------     ------
Accrued benefit obligation                                 $158.2     $165.6

     In June 1995, in connection with the formation of the Engelhard-CLAL joint venture, the Company transferred $3.6 million of its accrued benefit obligation to the Engelhard-CLAL joint venture.

5. Related Party Transactions

In the ordinary course of business, the Company has raw material supply arrangements with entities in which Anglo American Corporation of South Africa Limited (Anglo) has material interests and with Engelhard-CLAL and its subsidiaries. Anglo indirectly holds a significant minority interest in the common stock of the Company. Engelhard-CLAL is a 50% owned joint venture. The Company's purchases from such entities amounted to $367.3 million in 1995, $233.1 million in 1994 and $228.7 million in 1993; sales to such entities amounted to $442.4 million in 1995; and metal leases to such entities amounted to $31.7 million in 1995 and $49.7 million in 1994. Management believes these transactions were under terms no less favorable to the Company than those arranged with other parties. At December 31, 1995 and 1994 amounts due to such entities totaled $4.9 million and $14.8 million, respectively.

6. Income Taxes

The components of income tax expense are shown in the following table:

Income Tax Expense (Benefit)
(in millions)                                  1995         1994      1993
                                               ----         ----      ----
Current income tax expense
  Federal                                     $15.9        $13.3      $18.4
  State                                         2.0          1.3        1.6
  Foreign                                      12.0          7.5        7.8
                                              -----        -----      -----
                                               29.9         22.1       27.8
Deferred income tax expense (benefit)
  Federal                                      19.2         13.2      (39.8)
  Changes in tax rates                            -          1.3       (1.6)
  State                                         2.7          2.7       (2.7)
  Foreign                                      (2.6)         8.1       (1.2)
  Loss carryforwards/tax credits               (1.4)        (8.1)      (3.9)
                                              -----       ------      -----
                                               17.9         17.2      (49.2)
                                              -----       ------      -----
Income tax expense (benefit)                  $47.8        $39.3     $(21.4)

     The foreign portion of income (loss) before income tax expense (benefit) was income of $40.8 million in 1995, $51.0 million in 1994 and $20.9 million in 1993. Taxes on income of foreign consolidated subsidiaries and affiliates are provided at the tax rates applicable to their respective foreign tax jurisdictions. Tax credits of $8.0 million in 1995, $3.6 million in 1994 and $6.2 million in 1993, in connection with equity transactions, are included in such adjustments for those years and are not reflected in the amounts shown above.

     The following table sets forth the components of the net deferred income tax asset which results from temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes:

Net Deferred Income Tax Asset
(in millions)                                               1995       1994
                                                            ----       ----
Deferred tax assets
  Accrued liabilities                                      $71.5      $78.1
  Noncurrent liabilities                                    62.6       66.4
  Tax credits and carryforwards                             41.0       41.3
Deferred tax liabilities
  Prepaid pension expense                                  (27.5)     (28.5)
  Property, plant and equipment                             (8.4)     (16.1)
  Other assets                                             (41.9)     (35.8)
                                                           ------     ------
Net deferred income tax asset                              $97.3     $105.4

     As of December 31, 1995, the Company had approximately $16.9 million of non-expiring alternative minimum tax credit carryforwards and approximately $5.0 million of research and development credits with expiration dates through 2010 available to offset future U.S. Federal income taxes. Also, as of December 31, 1995, the Company had approximately $11.0 million of foreign nonexpiring net operating loss carryforwards and approximately $6.0 million of foreign investment tax credits expiring in 2000 available to offset certain future foreign income taxes. Management believes that the Company will generate sufficient taxable earnings and tax planning opportunities to ensure realization of these tax benefits.

     A reconciliation of the difference between the Company's consolidated income tax expense (benefit) and the expense (benefit) computed at the federal statutory rate is shown in the following table:

Consolidated Income Tax Expense (Benefit) Reconciliation
(in millions)
                                               1995       1994       1993
                                               ----       ----       ----
Income tax expense (benefit) at federal
  statutory rate                              $64.9      $55.0     $ (1.6)
Special charge                                    -          -       (4.4)
Effect of tax law changes                         -        1.3       (1.6)
State income taxes, net of federal effect       3.0        2.6        2.8
Percentage depletion                          (14.0)     (11.6)     (11.6)
Equity earnings                                 (.9)       (.6)         -
Effect of different tax rates on
  foreign earnings, net                        (3.6)       2.3       (4.0)
Benefit of tax credits                          (.7)      (7.5)      (1.0)
Foreign sales corporation                      (4.1)      (3.4)      (1.4)
Other items, net                                3.2        1.2        1.4
                                              -----      ------      -----
Income tax expense (benefit)                  $47.8      $39.3     $(21.4)

     At December 31, 1995, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $256.8 million. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practicable to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale; however, under existing law, foreign tax credits would be available to substantially reduce, or in some cases eliminate, U.S. taxes payable.

7. Inventories

Inventories consist of the following:

Inventories
(in millions)                        1995       1994
                                     ----       ----
Raw materials                      $ 68.9     $ 62.9
Work in process                      30.1       24.1
Finished goods                      117.5      103.0
Precious metals                      21.5       53.4
                                   ------     ------
Total inventories                  $238.0     $243.4

     All precious metals inventories are stated at LIFO cost. The market value of the precious metals inventories exceeded cost by $35.5 million and $61.0 million at December 31, 1995 and 1994, respectively. The Company also has a long-term investment in precious metals. The combined market value of precious metals in inventories and the investment exceeded cost by $35.8 million and $71.0 million at December 31, 1995 and 1994, respectively.

     In 1995, the Company contributed certain precious metals inventories to its newly formed joint venture, Engelhard-CLAL.

     In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms.

8. Investments

The Company has investments in affiliates that are accounted for on the equity method. The more significant of these investments are Engelhard-CLAL and N.E. Chemcat Corporation (N.E. Chemcat). Engelhard-CLAL, a 50/50 joint venture with Paris-based CLAL (Groupe FIMALAC), was established in June 1995 for the purpose of refining, manufacturing and marketing certain precious metal containing products. N.E. Chemcat is a 38.8% owned, publicly-traded Japanese corporation and a leading producer of automotive and chemical catalysts, electronic chemicals and other precious metals based products.

     At December 31, 1995, the quoted market value of the Company's investment in N.E. Chemcat was in excess of $130 million. The valuation represents a mathematical calculation based on a closing quotation published by the Tokyo over-the-counter market and is not necessarily indicative of the amount that could be realized upon sale.

     In the first quarter of 1993, the Company sold its investment in M&T Harshaw to its partner for $40 million in cash with the buyer assuming all assets and liabilities. As a result, the Company realized an after-tax gain of $6.3 million ($.04 per share).

     The summarized unaudited financial information below represents an aggregation of the Company's nonsubsidiary affiliates:

Financial Information (unaudited)
(in millions)                                  1995       1994       1993
                                               ----       ----       ----
Earnings data
  Revenue                                    $1,207.9    $348.1     $327.3
  Gross profit                                  130.8      62.0       55.4
  Net earnings                                    6.2       6.4       10.4
  Company's equity in net earnings                 .7        .6        3.4
Balance sheet data
  Current assets                             $  573.8    $231.2
  Noncurrent assets                             190.0     123.5
  Current liabilities                           240.5     103.1
  Noncurrent liabilities                         90.1      18.8
  Net assets                                    433.2     232.8
  Company's equity in net assets                216.1     105.5

     The Company's share of undistributed earnings of affiliated companies included in consolidated retained earnings was $39.2 million and $41.8 million at December 31, 1995 and 1994, respectively. Dividends from affiliated companies were $3.4 million in 1995, $3.8 million in 1994 and $2.6 million in 1993.

     The Company has other investments, including an investment in precious metal, that are accounted for at cost.

9. Property, Plant, and Equipment

Property plant and equipment consist of the following:

Property, Plant and Equipment
(in millions)                                                 1995        1994
                                                              ----        ----
Land                                                      $   24.2    $   14.0
Buildings and building improvements                          198.4       155.5
Machinery and equipment                                    1,001.5       982.5
Construction in progress                                      71.0        62.9
Mineral deposits and mine development                         71.7        70.2
                                                           -------     -------
                                                           1,366.8     1,285.1
Accumulated depreciation, depletion and amortization         757.3       744.7
                                                           -------     -------
Property, plant and equipment, net                        $  609.5    $  540.4

     In December 1995, the Company acquired, for $57.0 million, certain properties previously operated under lease agreements. These properties consist of land and a building that serves as the principal executive and administrative offices of the Company and its operating businesses.

10. Short-term Borrowings and Long-term Debt

At December 31, 1995, unsecured committed revolving credit agreements include a $300 million facility with a group of North American money center banks and a $300 million facility with a group of major foreign banks both of which expire in the year 2000. Commitment fees are paid on unused portions of these lines. In connection with its credit facilities, the Company has agreed to certain covenants, none of which is considered restrictive to the operations of the Company.

     At December 31, 1995 and 1994, short-term bank borrowings were $89.2 million and $52.3 million, respectively, at a weighted-average interest rate of 6.0% and 6.3%, respectively. At December 31, 1995 and 1994, commercial paper borrowings were $94.0 million and $127.3 million, respectively, at weighted-average interest rates of 5.8% and 6.0%, respectively.

     Additional unused lines of credit available exceeded $650 million at December 31, 1995. The Company's lines of credit with its banks are available in accordance with normal terms for prime commercial borrowers and are not subject to commitment fees or other restrictions.

     The following table sets forth the components of long-term debt:

Debt Information
(in millions)                                         1995        1994
                                                      ----        ----
Medium-Term Notes with a weighted-average
  interest rate of 6.53%, due 2000                   $100.0     $    -
10% Notes, callable at par in 1996, due 2000
  (net of discount)                                    99.9       99.8
Industrial revenue bonds, 7.91%, currently
  callable, due 1997                                    5.5        5.5
Industrial revenue bonds 64.5% to 68% of
  prime rate, due 1997-1999                             5.5        5.5
Foreign bank loans with a weighted-average
  interest rate of 7.0%, due 1996-2000                   .9        1.5
                                                     ------     ------
                                                      211.8      112.3
Amounts due within one year                              .3         .5
                                                     ------     ------
Total long-term debt                                 $211.5     $111.8

     As of December 31, 1995, the aggregate maturities of long-term debt for the succeeding five years are as follows: $.3 million in 1996, $7.1 million in 1997, $4.5 million in 1999, and $199.9 million in 2000. In addition, in 1996 management expects to call the $5.5 million 7.91% industrial revenue bonds and the $100.0 million 10% notes, and refinance them with comparable long-term debt. See Note 12, "Financial Instruments and Precious Metals Operations," for a discussion about an interest rate swap agreement.

11. Lease Commitments

The Company rents real property and equipment under long-term operating leases. Future minimum rental payments required under noncancellable operating leases, having initial or remaining lease terms in excess of one year, are $2.6 million in 1996, $1.6 million in 1997, $2.0 million in 1998, $1.8 million in 1999, $1.3 million in 2000 and $9.2 million thereafter. Rental/lease expense, including all leases, amounted to $14.2 million in 1995, $14.5 million in 1994 and $13.5 million in 1993.

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

     The fair value of financial instruments in working capital approximates book value. At December 31, 1995 and 1994, the fair value of long-term debt was about $214.3 million and $114.2 million, respectively, based on current interest rates, compared with a book value of $211.5 million and $111.8 million, respectively.

     The Company's financial instruments do not represent a concentration of credit risk because the Company deals with a variety of major banks worldwide, and its accounts receivable are spread among a number of major industries, customers and geographic areas. In addition, a centralized credit committee reviews significant credit transactions before consummation and an appropriate level of reserves is maintained. Provisions to these reserves were not significant in 1995, 1994 or 1993. Management believes that should a counterparty fail to perform according to the terms of an agreement, it is unlikely that any of the Company's off-balance sheet financial instruments would result in a significant loss to the Company.

Foreign Currency Forward Contracts
In the normal course of business, the Company enters into transactions denominated in foreign currencies. In addition, the Company has subsidiary and nonsubsidiary investments in a number of different currencies. As a result, the Company is subject to transaction and translation exposure from fluctuations in foreign currency exchange rates. The Company uses a variety of strategies, including foreign currency forward contracts and internal hedging, to minimize or eliminate foreign currency exchange rate risk associated with substantially all of its foreign currency transactions. Gains and losses on these hedging transactions are generally recorded in earnings in the same period as they are realized, which is usually in the same period as the underlying or originating transactions. In selected circumstances, the Company enters into foreign currency forward contracts to hedge the U.S. dollar value of its foreign investments. Gains and losses on these hedging contracts are recognized as cumulative translation adjustments. In limited and closely monitored situations, for which preapproved exposure levels have been set, the Company may enter into speculative foreign currency transactions. Gains and losses on these transactions are recognized in earnings in the period of the change.

     There were no speculative positions in foreign currencies as of December 31, 1995 and 1994, and there were no material gains or losses from such positions for any year presented. The following table sets forth, in U.S. dollars, the Company's open foreign currency forward contracts used for hedging:

Foreign Currency Forward Contracts Information (in millions)
                                            1995                  1994
                                     -----------------     ------------------
                                       Buy       Sell         Buy       Sell
Deutsche Mark                        $ 1.2     $  3.8      $ 17.3     $ 29.8
Japanese Yen                          40.6      115.6        68.9       99.9
Pound Sterling                         7.7       15.5        38.9       15.8
South African Financial Rand             -          -         1.4          -
                                     ------    ------      ------     ------
Total open foreign currency
  forward contracts                  $49.5     $134.9      $126.5     $145.5

     None of these contracts exceeds a year in duration and the net amount of deferred income and expense on foreign currency forward contracts, which will predominately be recognized as cumulative translation adjustments, was $.1 million income in 1995 and $1.0 million expense in 1994.

Interest Rate Swap Agreement
The Company occasionally enters into interest rate swap agreements to modify the characteristics of its outstanding borrowings from fixed to floating rate debt or vice versa. The intent of these transactions is to reduce interest expense. The use and mix of such instruments can vary depending on business and economic conditions and management's interest rate outlook. The Company uses swap instruments only as hedges or as integral parts of borrowings. See Note 10, "Short-term Borrowings and Long-term Debt". As such, the differential to be paid or received is accrued and recognized in income as an adjustment to interest expense. During the past three-year period, the Company used one interest rate swap agreement intended to reduce interest expense on certain of its outstanding debt. In connection with the $100 million 10% Notes due in 2000, callable in 1996, the Company entered into a $100 million notional principal amount swap contract running from May 11, 1993, to May 13, 1996, to receive 4.5% and to pay LIBOR. This swap agreement was based on amounts and maturities which coincide with the debt agreement. There has been no speculative trading in this instrument and this agreement is intended to be held to maturity. The impact of this swap contract was to increase interest expense by $1.9 million in 1995, to increase interest expense by $.3 million in 1994 and to decrease interest expense by $.7 million in 1993. The resulting impact on the Company's weighted-average borrowings rate was not material for any year presented.

Precious Metals Operations
Some of the Company's businesses use precious metals in their manufacturing processes. In addition, sales and purchases of precious metals to/from industrial and refining customers are transacted through the Company's dealing operations. Secondarily, and usually as a consequence of the above transactions, the Company also engages in precious metals dealing with other counterparties. Generally, all of these precious metals transactions are hedged on a daily basis, using spot, forward, futures or option transactions, to substantially eliminate the exposure to price risk. In limited and closely monitored situations, for which preapproved exposure levels have been set, the Company holds unhedged precious metal positions. Changes in the market value of unhedged
(open) precious metal positions are recognized in earnings in the period of the change by marking these positions to their current market value.

The following table sets forth the Company's open precious metal positions:

Precious Metal Positions Information
(in millions)                                1995                 1994
                                     -----------------    -----------------
                                                 Gross                Gross
                                     Position    value    Position    value
                                     --------    -----    --------    -----
Platinum group metals                  Long      $2.9       Long      $5.8
Gold                                   Long       3.0       Short      (.6)
Silver                                 Short      (.3)      Long        .1
                                                 ----                 ----
Total open precious metal positions              $5.6                 $5.3

     The total mark-to-market adjustment related to the above positions was $.2 million expense in 1995 and 1994.

     As a result of its precious metals transactions, the Company earned contango income of $3.7 million in 1995, $1.1 million in 1994, and $3.6 million in 1993. Contango is a term common to precious metal transactions representing the premium received or paid when settlement of the precious metal transaction is in the future. This premium constitutes an offset to the financing costs associated with carrying the precious metal that underlies the transaction. As such, contango is reflected in the statement of earnings as an adjustment to interest expense because it is an integral component of the Company's financing costs.

13. Industry Segment and Geographic Area Data

The Company operates in three industry segments: Catalysts and Chemicals, Pigments and Additives, and Engineered Materials and Industrial Commodities Management (formerly Precious Metals Management).

     The Catalysts and Chemicals segment develops, manufactures and markets a wide range of catalysts and related products and processes for the automotive, off-road vehicle, aircraft, power generation, petroleum refining, chemical, petrochemical, pharmaceutical and food processing industries, among others, located principally in the United States, Europe, the Asia-Pacific region and South Africa. The Company's products are used by customers in these industries to reduce emissions, achieve desired manufacturing yields and improve quality and/or cost-efficiency.

     The Pigments and Additives segment develops, manufactures and markets coating and extender pigments for the paper industry and color pigments and specialty minerals serving the plastics, coatings, paint and allied industries. The segment's markets are principally located in the United States, Europe and Japan. The Company's paper pigments are used principally to make coated and uncoated papers and paper board. Its color pigments are used primarily in paints and coatings, plastics, rubber and printing inks, while specialty mineral products are sold to the plastics, rubber, wire and cable, coatings, inks and adhesives industries.

     The Engineered Materials and Industrial Commodities Management segment develops, manufactures and markets fabricated products and coatings based on precious metals for a number of industrial markets, including automotive, electronics, air-conditioning and glass. These markets are principally located in the United States. This segment also engages in precious metals management on behalf of Company businesses and customers that use precious metals. It also participates in refining of platinum group metals, base metal management and marketing of energy-related services.

The following table presents certain data by industry segment:

                          Industry Segment Information
                                 (in millions)
                                                                       Engineered
                                                                       Materials/
                                                                       Industrial
                                              Catalysts &  Pigments &  Commodities  Corporate
                                                Chemicals   Additives  Management   and Other  Consolidated
                                               -----------  ---------- -----------  ---------  ------------
1995
Net sales                                          $725.0      $403.8    $1,711.3     $    -    $2,840.1
Operating earnings                                  106.5        90.6        48.3          -       245.4
Depreciation, depletion and amortization             28.1        29.4         4.3        3.7        65.5
Identifiable assets                                 534.4       468.8       123.2      519.2     1,645.6
Capital expenditures, net                            32.8        49.0         5.3       60.6       147.7
1994
Net sales                                          $602.5      $376.0    $1,407.3     $    -    $2,385.8
Operating earnings excluding
  special credit                                     96.9        72.0        36.8          -       205.7
Special credit                                          -           -           -        8.0         8.0
Depreciation, depletion
  and amortization                                   29.5        27.6         7.0        5.0        69.1
Identifiable assets                                 453.5       431.6       220.9      334.8     1,440.8
Capital expenditures, net                            33.8        54.0         5.2        4.5        97.5
1993
Net sales                                          $541.1      $369.0    $1,240.8     $    -    $2,150.9
Operating earnings excluding
  special charge                                     81.9        55.0        31.0          -       167.9
Special charge                                      (79.1)      (30.3)      (38.6)         -      (148.0)
Depreciation, depletion
  and amortization                                   27.0        29.7         7.1        4.4        68.2
Identifiable assets                                 394.4       393.5       212.7      278.5     1,279.1
Capital expenditures, net                            61.0        36.2         7.5        2.4       107.1



     The following table presents certain data by geographic area:

                              Geographic Area Data
                                 (in millions)

                                                                                     Special
                                                    Net     Inter-area   Operating   (charge)  Identifiable
                                                   sales       sales      earnings    credit      assets
                                                 --------   ----------   ---------   --------  ------------
1995
United States                                    $1,680.9     $31.6        $203.4     $     -      $733.3
Foreign                                           1,159.2      52.3          42.0           -       393.1
1994
United States                                    $1,568.6     $32.5        $154.7     $   2.0      $655.4
Foreign                                             817.2      77.0          51.0         6.0       450.6
1993
United States                                    $1,396.8     $30.9        $118.5     $(120.3)     $598.1
Foreign                                             754.1      86.0          49.4       (27.7)      402.5


     Inter-area sales are generally based on market prices. Most of the Company's foreign operations are based in Europe and the Asia-Pacific region. United States export sales to customers throughout the world were $265.8 million in 1995, $237.0 million in 1994 and $231.2 million in 1993.

     The following table reconciles segment operating earnings with the earnings before income taxes and cumulative effect of an accounting change as shown in the Consolidated Statements of Earnings:

Reconciliation to Consolidated Statements of Earnings

(in millions)                                    1995       1994       1993
                                                 ----       ----       ----
Operating earnings                             $245.4     $213.7     $ 19.9
Gain on sale of investment                          -          -       10.1
Equity earnings                                    .7         .6        3.4
Interest and other expenses, net                (60.8)     (57.0)     (38.1)
                                               ------     ------     ------
Earnings (loss) before income taxes and
  cumulative effect of an accounting change    $185.3     $157.3     $ (4.7)

     For the years ended December 31, 1995 and 1994, one customer of both the Catalysts and Chemicals and the Engineered Materials and Industrial Commodities Management segments accounted for 11% of the Company's net sales.

14. Stock Option and Bonus Plans

The Company's Stock Option Plans of 1991 and 1981, as amended (the Key Option Plans) generally provide for the granting to key employees of options to purchase an aggregate of 16,875,000 and 6,834,375 common shares, respectively, at fair market value on the date of grant. No options under the Key Option Plans may be granted after June 30, 2001. In 1993, the Company established the Employee Stock Option Plan of 1993, as amended, which generally provided for the granting to all employees (excluding U.S. bargaining unit employees and key employees eligible under the Key Option Plans) of options to purchase an aggregate of 2,812,500 common shares at fair market value on the date of grant. No additional options may be granted under this plan. Options under all plans become exercisable in installments beginning after one year, and no options may be exercised after 10 years from the date of grant. Outstanding options may be cancelled and reissued under terms specified in the plan documents. The effect of outstanding stock options has been excluded from the calculation of the number of shares outstanding used to compute earnings per share of common stock because it is not significant.

    Stock option transactions under all plans are as follows:

Stock Option Information

                                             1995                           1994                           1993
                                    --------------------------     --------------------------     ---------------------------
                                      Number      Option price       Number      Option price       Number       Option price
                                    of shares       per share      of shares       per share      of shares        per share
                                    ---------     ------------     ----------    ------------     ----------     ------------
Outstanding at beginning of year    8,608,870     $ 4.54-19.05      6,677,028    $ 4.54-19.05      5,030,141     $ 4.54-15.36
Granted                             1,918,397      19.05-23.88      2,701,143     14.20-19.05      2,775,971      14.69-19.05
Cancelled                            (121,165)      5.54-19.14        (94,958)     5.54-19.05       (139,601)      5.26-19.05
Exercised                          (1,410,804)      4.54-19.14       (674,343)     5.26-19.05       (989,483)      4.54-11.45
                                    ---------      -----------     ----------     -----------     ----------      -----------
Outstanding at end of year          8,995,298     $ 5.26-23.88      8,608,870    $ 4.54-19.05      6,677,028     $ 4.54-19.05
Exercisible at end of year          2,860,532     $ 5.26-19.05      2,548,292    $ 4.54-19.05      1,933,977     $ 4.54-15.36
Available for future grants         9,882,146                      11,679,378                     14,285,564

     The Company's Key Employee Stock Bonus Plan, as amended (the Bonus Plan) provides for the award of up to 15,187,500 common shares to key employees as compensation for future services, not exceeding 1,518,750 shares in any year (plus any cancelled awards or shares available for award, but not previously awarded). The Bonus Plan terminates on June 30, 1996.
Shares awarded vest in five annual installments, providing the recipient is still employed by the Company on the vesting date. Compensation value is measured on the date the award is granted.

     In 1994, based on a study of incentive compensation and in response to changing demographics, the Company revised its estimate of current compensation expense relating to stock awards to include the cost of shares where the risk of forfeiture by the employee has been removed. The impact of this revised estimate was a net charge to 1994 earnings of $8.6 million
($5.3 million after tax--$.04 per share). Excluding the above change in estimate, compensation expense relating to stock awards was $7.7 million in 1995, $8.6 million in 1994 and $6.4 million in 1993. Shares awarded, net of cancellations, are included in average shares outstanding.


15. Environmental Costs

In the ordinary course of business, like most other industrial companies, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs.

     The Company is currently preparing, has under review, or is implementing, with the oversight of cognizant environmental agencies, environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites, including Plainville, MA, Salt Lake City, UT, Attapulgus, GA, and Newark, NJ. With respect to Plainville, in September 1993 the United States Environmental Protection Agency (EPA) and the Company entered into a consent order under which the Company is investigating contamination and will conduct site stabilization measures. Plainville is also included on the Nuclear Regulatory Commission (NRC) "Existing Site Decommissioning Management Plan Sites" list and the Company is currently conducting further investigations of the site pursuant to NRC approved plans. With respect to Salt Lake City, in connection with obtaining an operating permit under the Utah Solid and Hazardous Waste Act, the Company entered into an agreement in December 1993 with the Utah Solid and Hazardous Waste Control Board under which the Company is continuing to investigate the environmental status of the site. With respect to Attapulgus, in January 1994 the Georgia Department of Natural Resources, Environmental Protection Division and the Company entered into a consent order under which the Company was to develop and implement a reclamation program. A reclamation program has been approved and cleanup is underway. With respect to Newark, the Company has substantially completed a cleanup plan in coordination with the New Jersey Department of Environmental Protection.

     In addition, 18 sites have been identified at which the Company believes liability as a potentially responsible party (PRP) is probable under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund requires cleanup of certain sites from which there has been a release or threatened release of hazardous substances and authorizes EPA or a state to take any necessary action at such sites, including ordering PRPs to cleanup or contribute to the cleanup of a site. Courts have interpreted Superfund to impose strict, joint and several liability under certain circumstances. These claims are in various stages of administrative or judicial proceedings, and include demands for recovery of past costs and future investigative or cleanup action. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de minimis contributor of hazardous substances at most of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances or natural resource damages, the Company has settled a number of other cleanup proceedings. The Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

     The Company's policy is to accrue environmental cleanup related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings, and the length of time involved in remediation or settlement. For Superfund sites, the Company also assesses the financial capability of other PRPs and, where allegations are based on tentative findings, the reasonableness of the Company's apportionment. The Company has not anticipated recoveries from insurance carriers or other potentially responsible third parties in its accruals for environmental liabilities. The liabilities for environmental cleanup related costs recorded in the consolidated balance sheets at December 31, 1995 and 1994 were $54.6 million and $62.2 million, respectively, including $10.0 million and $10.8 million, respectively, for the Superfund sites. These amounts represent those costs which the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents approximately 85% of what it believes are reasonably possible environmental cleanup related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

     During the past three-year period, cash payments for environmental cleanup related matters were $7.6 million, $4.5 million and $.3 million for 1995, 1994 and 1993, respectively. In 1995 and 1994, the amounts accrued in connection with environmental cleanup related matters were not significant. In 1993, $30.0 million was accrued as a result of developments during that year which caused the Company to revise its estimates of environmental cleanup related costs at sites being idled or affected by restructuring, where conditions had recently changed, or where studies and cleanup plans had been approved and the assessment of the likelihood or extent of remediation had changed.

     For the past three-year period, environmental related capital projects have averaged less than 10% of the Company's total capital expenditure programs and the expense of environmental compliance (environmental testing, permits, consultants and in-house staff) was not significant.

     There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup related matters are projected to approximate $10 million for 1996, all of which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, management believes that environmental cleanup related reserves at December 31, 1995 are reasonable and adequate and that environmental matters are not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on the operating results or cash flows when resolved in a future reporting period.

16. Litigation and Contingencies

The Company is a defendant in a number of lawsuits covering a wide range of matters. In some of these pending lawsuits, the remedies sought or damages claimed are substantial. The Company and certain of its officers and directors were named as defendants in purported class action complaints filed in November 1995 in the U.S. District Court for the District of New Jersey on behalf of persons who bought Engelhard Stock between April 1995 and November 1995. The complaints claim that defendants made false statements and omissions and traded on nonpublic information. The complaints are expected to be combined into a Consolidated Amended Complaint. The Company believes the class actions to be without merit and is vigorously defending against them. The Company is also subject to a number of environmental contingencies (see Note 15 "Environmental Costs"). While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on the operating results or cash flows when resolved in a future reporting period.

     In January 1995, the Company received and is responding to a civil investigative demand to produce documents and answer interrogatories in connection with an investigation by the Antitrust Division of the U.S. Department of Justice into "price coordination and market allocation by kaolin producers".

17. Supplemental Information

The following table presents certain supplementary information to the Consolidated Statements of Cash Flows:

Supplementary Cash Flow Information
(in millions)                                     1995        1994      1993
                                                  ----        ----      ----
Cash paid during the year for
  Interest, net of capitalized amounts
  and contango                                  $ 29.1      $ 24.2    $ 17.9
  Income taxes                                    21.9        22.1      20.1
Change in assets and liabilities-source (use)
  Receivables                                   $(31.9)     $(27.5)   $ 11.7
  Inventories                                    (24.3)      (20.2)     17.0
  Other current assets                             8.2         6.0      (5.5)
  Other noncurrent assets                        (17.2)      (27.2)    (60.0)
  Accounts payable                                17.1        28.1     (15.3)
  Accrued liabilities                             (6.7)      (19.4)    (34.9)
  Noncurrent liabilities                         (12.4)       (7.3)     (4.5)
                                                ------      ------    ------
Net change in assets and liabilities            $(67.2)     $(67.5)   $(91.5)



The following table presents certain supplementary information to the Consolidated Balance Sheets:

Supplementary Balance Sheet Information
(in millions)                                                 1995       1994
                                                              ----       ----
Payroll-related accruals                                    $ 34.3     $ 36.4
Environmental reserve                                         10.0       10.0
Restructuring reserve                                         32.5       45.5
Other                                                        133.1      141.4
                                                            ------     ------
Accrued liabilities                                         $209.9     $233.3

Report of Independent Accountants
_________________________________

To the Shareholders and Board of Directors of Engelhard Corporation:

     We have audited the accompanying consolidated balance sheets of Engelhard Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Engelhard Corporation and Subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, in 1993 the Company changed its method of accounting for postemployment benefits.




                                               Coopers & Lybrand, L.L.P.
New York, New York
February 6, 1996

Selected Quarterly Financial Data (unaudited)

                                                  First    Second     Third    Fourth
(in millions, except per share amounts)          quarter   quarter   quarter   quarter
                                                 -------   -------   -------   -------
1995
Net sales                                         $694.5    $721.1    $724.6    $699.9
Gross profit                                       112.0     125.8     110.5     112.3
Earnings before income taxes                        37.8      50.3      48.9      48.3
Net earnings                                        27.6      36.7      37.0      36.2
Net earnings per share*                              .19       .26       .26       .25
1994
Net sales                                         $557.7    $633.4    $578.6    $616.1
Gross profit                                        89.8     104.4     103.3     117.7
Earnings before income taxes                        30.3      42.5      39.6      44.9
Net earnings                                        22.8      31.9      29.7      33.6
Net earnings per share*                              .16       .22       .21       .24


Results in the fourth quarter of 1994 include a special credit of $8.0 million ($5.0 million after tax--$.03 per share) representing the reversal of excess restructuring reserves and a net charge of $8.6 million ($5.3 million after tax--$.04 per share) for a change in the Company's estimate of compensation expense relating to stock awards.

     Earnings per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year earnings per share amounts.


* Reflects the three-for-two stock split as of June 30, 1995.


           Changes in and Disagreements with
Item 9.    Accountants on Accounting and Financial Disclosure
------     --------------------------------------------------
           Not applicable.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant
-------    --------------------------------------------------

           (a)  Directors -

     Information concerning directors of the Company is included under the caption "Election of Directors" and "Information with Respect to Nominees and Directors Whose Terms Continue" on pages 3 through 6 of the Proxy Statement for the 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

           (b)  Executive Officers -

ORIN R. SMITH *               Age 60. Chairman and Chief Executive Officer of
                              the Company since January 1995. President and
                              Chief Executive Officer of the Company prior thereto. Mr. Smith is also a director of Ingersoll-Rand Company, The Louisiana Land and
                              Exploration Company, Minorco, Perkin-Elmer
                              Corporation, The Summit Bancorp and Vulcan
                              Materials Company.


L. DONALD LATORRE *           Age 58.  President and Chief Operating Officer of
                              the Company since January 1995.  Senior Vice
                              President and Chief Operating Officer of the
                              Company prior thereto.


MARTIN J. CONNOR, JR.         Age 63.  Controller of the Company from prior to
                              1991.


ARTHUR A. DORNBUSCH, II       Age 52.  Vice President, General Counsel and
                              Secretary of the Company from prior to 1991.


WILLIAM M. DUGLE              Age 53.  Vice President, Human Resources of the
                              Company from prior to 1991.




*Also a director of the Company

WILLIAM E. NETTLES            Age 52.  Vice President and Chief Financial
                              Officer since May 1995. Group Vice President and General Manager of Chemical Catalysts from
                              July 1992 to January 1995.  Group Vice
                              President and General Manager of Specialty
                              Minerals and Colors prior thereto.


ROBERT J. SCHAFFHAUSER        Age 57.  Vice President, Technology and Corporate
                              Development since January 1995.  Vice President,
                              Corporate Development prior thereto.



MICHAEL A. SPERDUTO           Age 38.  Treasurer of the Company since January
                              1993.  Vice President of Finance of the Industrial
                              Commodities Management Group prior thereto.


FRANCIS X. VITALE, JR.        Age 51.  Vice President, Strategic Development and
                              Corporate Affairs since January 1995.  Vice
                              President, Investor Relations and Corporate
                              Communications of the Company prior thereto.

     Officers of the Company are elected at the meeting of the Board of Directors held in May of each year after the annual meeting of shareholders and serve until their successors shall be elected and qualified and shall serve as such at the pleasure of the Board.


Item 11.   Executive Compensation
-------    ----------------------
     Information concerning executive compensation is included under the caption "Executive Compensation and Other Information" on pages 11 through 21 of the Proxy Statement for the 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

           Security Ownership of Certain
Item 12.   Beneficial Owners and Management
-------    --------------------------------
     Information concerning security ownership of certain beneficial owners and management is included under the captions "Information as to Certain Shareholders" and "Share Ownership of Directors and Officers" on pages 2 through 3 and page 7, respectively, of the Proxy Statement for the 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

           Certain Relationships
Item 13.   and Related Transactions
-------    ------------------------
     Information concerning certain business relationships of nominees for director and directors and related transactions is included under the captions "Information as to Certain Shareholders", "Information with Respect to Nominees and Directors Whose Terms Continue", "Share Ownership of Directors and Officers" and "Compensation Committee Interlocks, Insider Participation and Certain Transactions" on pages 2 through 7 and page 10, respectively, of the Proxy Statement for the 1996 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV


           Exhibits, Financial Statement
Item 14.   Schedules and Reports on Form 8-K
-------    ---------------------------------

                                                                           Page
                                                                           ----
(a)        (1) Financial Statements and Schedules

               Report of Independent Accountants                            48

               Consolidated Statements of Earnings for each of the          26
               three years in the period ended December 31, 1995

               Consolidated Balance Sheets at December 31, 1995 and 1994    27

               Consolidated Statements of Cash Flows for each of the        28
               three years in the period ended December 31, 1995

               Consolidated Statements of Shareholders' Equity for each     29
               of the three years in the period ended December 31, 1995

               Notes to Consolidated Financial Statements                  30-47

           (2) Financial Statement Schedules

               Consolidated financial statement schedules not filed herein have been omitted either because they are not applicable or the required information is shown in the Notes to Consolidated Financial Statement on pages 30-47 on this 10-K.


(b)        Reports on Form 8K:  Not applicable

                                                                         Page
                                                                         ----
(3)  Exhibits

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

     (10)  Material Contracts

           (a) Form of Agreement of Transfer entered into between         *
               Engelhard Minerals & Chemicals Corporation and the
               Company, dated May 18, 1981 (incorporated by reference to Form 10, as amended on Form 8 filed with the Securities and Exchange Commission on May 19, 1981).

           (b) Engelhard Corporation Stock Option Plan of 1981          59-65
               Restated as of December 13, 1989 - conformed copy includes amendments through February 1995.

           (c) Retirement Plan for Directors of Engelhard               66-68
               Corporation Effective January 1, 1985 - conformed copy includes amendments through June 1991.

           (d) Deferred Compensation Plan for Key Employees of          69-74
               Engelhard Corporation Effective August 1, 1985 - conformed copy includes amendments through December
               1993.

           (e) Engelhard Corporation Directors and Executives           75-79
               Deferred Compensation Plan (1986-1989) - conformed copy includes amendments through December 1993.

           (f) Employee Agreement with Orin R. Smith, President           *
               and Chief Executive Officer of the Company, dated
               May 21, 1986 (incorporated by reference to the Engelhard Corporation Annual Report, Form 10-K for the fiscal year ended December 31, 1986).

*  Incorporated by reference as indicated.

                                                                        Page
                                                                        ----

           (g) Key Employees Stock Bonus Plan of Engelhard              80-84
               Corporation Effective July 1, 1986 - conformed copy includes amendments through June 1992.

           (h) Stock Bonus Plan for Non-Employee Directors of           85-89
               Engelhard Corporation Effective July 1, 1986 - conformed copy includes amendments through
               June 1992.

           (i) Deferred Compensation Plan for Directors of              90-95
               Engelhard Corporation Restated as of May 7, 1987 - conformed copy includes amendments through
               December 1993.

           (j) Supplemental Retirement Program of Engelhard             96-104
               Corporation as Amended and Restated Effective
               January 1, 1989 - conformed copy includes amendments through November 1994.

           (k) Engelhard Corporation Directors and Executives          105-110
               Deferred Compensation Plan (1990-1993) - conformed copy includes amendments through
               November 1993.

           (l) Engelhard Corporation Stock Option Plan of 1991 -          *
               conformed copy includes amendments through
               February 1995 (incorporated by reference to the Engelhard Corporation 1995 definitive Proxy
               Statement as filed with the Securities and Exchange Commission on March 31, 1995).

           (m) Form of Separation Agreement With Robert L. Guyett,     111-120
               Formerly a Director, Senior Vice President and
               Chief Financial Officer, dated April 28, 1995.

           (n) Engelhard Corporation Directors Stock Option               *
               Plan Effective May 4, 1995 (incorporated by reference to the Engelhard Corporation 1995 definitive Proxy Statement as filed with the Securities and Exchange Commission on March 31,
               1995).

           (o) Form of Agreement With Key Employees in the             121-132
               Event of an Acquisition of a Control Interest in the Company, dated November 2, 1995.

           (p) Main Supply Agreement between P.G.M. (Brakspruit)          **
               (Proprietary) Limited and Engelhard Industries
               International Limited effective as of January 1, 1972 and supplementary letter with respect thereto
               (incorporated by reference to the Engelhard Minerals
               & Chemicals Corporation Annual Report, Form 10-K for the fiscal year ended December 31, 1972).


*  Incorporated by reference as indicated.
** Incorporated by reference as indicated and granted confidential treatment pursuant to an application filed by Engelhard Minerals & Chemicals Corp.

                                                                         Page
                                                                         ----

           (q) Supplementary Supply Agreement between Rustenburg          **
               Platinum Mines Limited and Engelhard Minerals &
               Chemicals Corporation, effective as of January 1,
               1972 (incorporated by reference to the Engelhard
               Minerals & Chemicals Corporation Annual Report, Form
               10-K for the fiscal year ended December 31, 1972).

           (r) Agreement between Rustenburg Platinum Mines Limited        **
               and Engelhard Minerals & Chemicals Corporation, dated November 3, 1972 (incorporated by reference to the Engelhard Minerals & Chemicals Corporation Annual
               Report, Form 10-K for the fiscal year ended December
               31, 1972).

           (s) Amendment to the Supplementary Supply Agreement            **
               between Rustenburg Platinum Mines Limited and
               Engelhard Minerals & Chemicals Corporation, effective as of January 1, 1972 dated April 1,
               1973 (incorporated by reference to the Engelhard
               Minerals & Chemicals Corporation Annual Report,
               Form 10-K for the fiscal year ended December 31,
               1973).

           (t) Addendum to the Supplementary Supply Agreement             **
               between Rustenburg Platinum Mines Limited and
               Engelhard Minerals & Chemicals Corporation dated
               June 18 and July 5, 1974 (incorporated by reference to Form 10-K, as amended on Form 8 filed with the Securities and Exchange Commission on May 19, 1981).

           (u) Amendment dated December 14, 1977 as supplemented          **
               January 10, 1978 to the Main Supply Agreement and
               Supplementary Supply Agreement between Rustenburg
               Platinum Mines Limited and Engelhard Minerals &
               Chemicals Corporation (incorporated by reference to the Engelhard Minerals & Chemicals Corporation
               Annual Report, Form 10-K for the fiscal year ended
               December 31, 1977).

           (v) Amendment dated April 3, 1979 to the Supplemental          **
               Supply Agreement between Rustenburg Platinum Mines
               Limited and Engelhard Minerals & Chemicals
               Corporation (incorporated by reference to the Engelhard Minerals & Chemicals Corporation Annual
               Report, Form 10-K for the fiscal year ended December
               31, 1979).




** Incorporated by reference as indicated and granted confidential treatment pursuant to an application filed by Engelhard Minerals & Chemicals Corp.

                                                                        Page
                                                                        ----

           (w) Letters from Rustenburg Platinum Mines Limited             *
               dated March 13, 1992 advising that the Main Supply and Supplementary Supply Agreements (Exhibits P through V above) will terminate in their present forms on December 31, 1996, the end of the initial period (incorporated by reference to the Engelhard
               Corporation Annual Report, Form 10-K for the fiscal year ended December 31, 1992).

     (21)  Subsidiaries of the Registrant                              133-134

     (23)  Consent of Independent Accountants                          135-136

     (24)  Powers of Attorney                                          137-146

     (99)  (a)  Annual Report on Form 11-K of the Salary               147-167
           Deferral Savings Plan of Engelhard Corporation for each of the three years in the period ended December 31, 1995.

           (b)  Annual Report on Form 11-K of the Engelhard            168-183
           Corporation Savings Plan for Hourly Paid Employees for each of the three years in the period ended
           December 31, 1995.



























*  Incorporated by reference as indicated.

                                   Signatures
                                   ----------


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Iselin, New Jersey on the 22nd day of March 1996.


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


      Signature                      Title                        Date
      ---------                      -----                        ----


   /s/Orin R. Smith          Chairman and Chief Executive      March 22, 1996
----------------------       Officer & Director
     Orin R. Smith           (Principal Executive Officer)



 /s/William E. Nettles       Vice President and                March 22, 1996
----------------------       Chief Financial Officer
   William E. Nettles        (Principal Financial Officer)



  /s/Martin J. Connor, Jr.   Controller                        March 22, 1996
---------------------------  (Principal Accounting Officer)
    Martin J. Connor, Jr.

           *                            Director               March 22,1996
---------------------------
     Linda G. Alvarado


           *                            Director               March 22, 1996
---------------------------
     Marion H. Antonini


           *                            Director               March 22, 1996
---------------------------
     L. Donald LaTorre


           *                            Director               March 22, 1996
--------------------------
      Anthony W. Lea


           *                            Director               March 22, 1996
--------------------------
     James V. Napier


           *                            Director               March 22, 1996
-------------------------
      Norma T. Pace


           *                            Director               March 22, 1996
-------------------------
    Reuben F. Richards


           *                            Director               March 22, 1996
-------------------------
      Henry R. Slack


           *                           Director                March 22, 1996
-------------------------
    Douglas G. Watson


* By this signature below, Arthur A. Dornbusch, II has signed this Form 10-K as attorney-in-fact for each person indicated by an asterisk pursuant to duly executed powers of attorney filed with the Securities and Exchange Commission included herein as Exhibit 25.


   /s/Arthur A. Dornbusch, II                                  March 22, 1996
-------------------------------
     Arthur A. Dornbusch, II

                                 EXHIBIT 10(b):

                              ENGELHARD CORPORATION
                           STOCK OPTION PLAN OF 1981

                     [Conformed Copy -- Includes amendments
                    made in June, 1992 and in February, 1995]


                              ENGELHARD CORPORATION
                            STOCK OPTION PLAN OF 1981

                       (Restated as of December 13, 1989)


1. Purposes. This Stock Option Plan (the "Plan") of Engelhard Corporation (the "Company") is established so that the Company may make available to essential executives the opportunity to acquire ownership of Company stock pursuant to options constituting incentive or non-qualified stock options under the Internal Revenue Code. It is anticipated that such stock options will materially assist the Company in providing incentives to essential executives.

2. Administration. The Plan shall be administered by a committee (the "Committee") which shall be appointed from time to time by the Board of Directors of the Company (the "Board of Directors"), and shall consist of not less than two directors of the Company who qualify as "disinterested persons" under Rule 16b-3(c)(2) issued by the Securities and Exchange Commission. The Committee shall have full power and authority, subject to the terms and conditions of the Plan, to determine the essential executives to whom awards may be made under the Plan, the number of such shares to be awarded to each of such essential executives, the applicable terms and conditions of such awards and all other matters which may arise in the administration of the Plan. The determination of the Committee concerning any matter arising under or with respect to the Plan or any awards granted hereunder shall be final, binding and conclusive on all interested persons. The Committee may as to all questions of accounting rely conclusively upon any determinations made by the independent auditors of the Company.

3. Stock Available for Options. There shall be available for option under the Plan 3,695,000 shares of the Company's Common Stock (the "Stock"), subject to any adjustments which may be made pursuant to Section 5(g) hereof. Subject to any adjustments which may be made pursuant to Section 5(g) hereof, the aggregate of all shares of Stock that may be subject to Type A Options (defined below) shall not at any time exceed 3,525,000 shares and the aggregate of all shares of Stock that may be subject to Type B Options (defined below) shall not at any time exceed 170,000 shares. Shares of Stock used for purposes of the Plan may be either authorized and unissued shares or treasury shares or both. Stock covered by options which have terminated or expired prior to exercise or have been surrendered and cancelled as contemplated by Section 7(b) hereof shall be available for further option hereunder.

4. Eligibility. Essential managers and other key employees, including officers and directors of the Company, and of any subsidiary corporation, as defined in Section 424(f) of the Internal Revenue Code ("Subsidiary") of the Company, shall be eligible to receive options under the Plan, provided that no option may be granted to any director who is not also an employee of the Company or a Subsidiary.

5. Terms and Conditions of Options. There shall be two classes of options that may be granted under this Plan entitled Type A Options and Type B Options, respectively. Each option granted hereunder shall be in writing, shall specify its class and shall contain such terms and conditions as the Committee may determine, which terms and conditions need not be the same in each case or within each class, subject to the following:

(a) Option Price. The price at which each share of Stock covered by a Type A Option granted hereunder may be purchased shall not be less than the greater of the par value of the Stock or the fair market value thereof at the time of grant, as determined by the Board of Directors. The price at which each share of Stock covered by a Type B Option granted hereunder may be purchased shall not be less than the greater of the par value of such Stock or twenty-five percent (25%) of the fair market value thereof at the time of grant, as determined by the Board of Directors.

     (b) Option Period. The period for exercise of a Type A Option shall not exceed ten years from the date the option is granted. The period for exercise of a Type B Option shall not exceed five years from the date the option is granted. Options may be made exercisable in installments during the option period. Any shares not purchased on any applicable installment date, if so provided in the related options, may be purchased thereafter at any time prior to the expiration of the option period. Any option exercisable in installments shall become immediately exercisable in full in the event of an "acquisition of a control interest" in the Company. For purposes of this Plan, an "acquisition of a control interest" shall occur if: (A) twenty-five percent (25%) or more of the Company's outstanding securities entitled to vote in elections of directors ("voting securities") shall be beneficially owned, directly or indirectly (including options, conversion rights, warrants, and the like, considered as if exercised), by any person or group of persons, other than the group presently owning the same (including their affiliates and associates); or (B) the majority of the Board of Directors of the Company ceases to consist of the existing membership or successors nominated by the existing membership or their similar successors. Any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of voting securities owned by other holders shall, for the purposes of the foregoing definition of "acquisition of a control interest," be deemed to constitute each party to such agreement, arrangement or understanding as the owner of such securities.

     (c) Exercise of Options. No option shall be exercisable until the expiration of at least one year from the date the option is granted; provided, however, that an option shall become immediately exercisable in full in the event of an "acquisition of a control interest" in this Company (as such term is defined in subsection (b) of this Section 5), whether or not such "acquisition of a control interest" in the Company occurs prior to the expiration of one year after the date the option is granted. To exercise an option, the holder thereof shall give written notice to the Company specifying the number of shares to be purchased and accompanied by payment in full of the purchase price therefor. An option holder shall have none of the rights of a stockholder until the shares are paid for in full and issued to him. The purchase price may be paid in whole or in part with shares of Stock having a fair market value on the exercise date equal to the cash amount for which such shares are substituted; provided, however, that in no event may any portion of the purchase price be paid with shares of Stock acquired upon exercise of a stock option granted under this Plan unless such shares were acquired more than thirty days before the applicable date of exercise.

     (d) Effect of Termination of Employment or Death. No option may be exercised after the termination of employment of an optionee, except that: (i) if such termination is by reason of disability or retirement, at normal, deferred or early retirement age, under any retirement plan maintained by the Company or any Subsidiary, or for any other reason specifically approved in advance by the Board of

          Directors, any options held by the optionee which were granted more than one year before such termination shall thereupon become exercisable in full, and may be exercised by the optionee for a period of three months after such termination; (ii) if such termination is by action of the employer other than as provided in (i) above and other than discharge by reason of willful violation of the rules of the Company or instructions of superior(s), any options held by the optionee which are exercisable at the time his employment terminates may be exercised by him for a period of three months after such termination; (iii) in the event of the death of an optionee within three months after the termination of his employment pursuant to (i) or (ii) above, the person or persons to whom the optionee's rights are transferred by will or the laws of descent and distribution shall have a period of three months from the date of termination of the optionee's employment to exercise any options which the optionee could have exercised during such period; and (iv) in the event of the death of an optionee while employed, any options then held by the optionee, which were granted more than one year before his death, shall thereupon become exercisable in full, and the person or persons to whom the optionee's rights are transferred by will or the laws of descent and distribution shall have a period of one year thereafter to exercise such options. In no event, however, shall any option be exercisable more than ten years from the date of grant thereof.

     Nothing contained in the Plan or any option granted hereunder shall confer on any employee any right to continue his employment or interfere in any way with the right of his employer to terminate his employment at any time.

     Notwithstanding any provision of this Plan to the contrary, the Committee shall have the authority (which may be exercised at any time) to extend the period during which any option granted under the Plan may be exercised; provided, however, that no option may be exercisable for more than ten years from the date of grant thereof.

     (e) Nontransferability of the Options. During the optionee's lifetime his option shall be exercisable only by him. No option shall be transferable other than by will or the laws of descent and distribution.
     (f) Limitation on Transferability of Shares Acquired Through the Exercise of Pre-May 2, 1986 Incentive Stock Options. No shares acquired through the exercise of an Incentive Stock Option granted under the Plan prior to May 2, 1986 shall be transferable within six months from the date of acquisition by reason of such exercise except for transfer by will or by the laws of descent and distribution.

     (g) Adjustment for Change in Stock Subject to Plan. In the event of a stock split, stock dividend, combination of shares, recapitalization, reorganization, merger, consolidation, rights offering, or any other change in the corporate structure or shares of the Company, the Board of Directors shall make such adjustments, if any, as it deems appropriate for purposes hereof in the number and kind of shares subject to the Plan, in the number and kind of shares covered by outstanding options, or in the option prices.

     (h) Registration, Listing and Qualification of Shares. Each option shall be subject to the requirement that if at any time the Board of Directors of the Company shall determine that the registration, listing or qualification of the shares covered thereby upon any securities exchange or under any federal or state law, or the consent or approval of any governmental regulatory body is necessary or desirable as a condition of, or in connection with, the granting of such option or the purchase of shares thereunder, no such option may be exercised unless and until such registration, listing, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Board of Directors. Any person exercising an option shall make such representations and agreements and furnish such information as the Board of Directors may request to assure compliance with the foregoing or any other applicable legal requirements.

     (i) Incentive Stock Options. Unless otherwise designated by the Committee, options granted under the Plan shall be deemed to be options not intended to qualify as "Incentive Stock Options" within the meaning of
          Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"). However, the Committee may designate Type A Options granted prior to March 31, 1991 to an employee other than a 10 percent stockholder (as hereinafter defined) as Incentive Stock Options to the extent that such options and all other incentive stock options (as defined in Section 422 of the Code) held by the employee and exercisable for the first time by such employee during any calendar year (under all plans of the Company and its parent and subsidiary corporations (as hereinafter defined)) cover shares of the Company having an aggregate fair market value (determined by the Committee as of the time the option is granted in such manner as will constitute an attempt in good faith to meet the applicable requirements of Section 422(b) of the Code) of not more than $100,000. Options deemed to be Incentive Stock Options hereunder shall comply with the following requirements in addition to the terms and conditions previously set forth in this Plan. Incentive Stock Options and other stock options granted under the Plan shall be clearly identified as such.

     The additional requirements referred to are the following:

     (A) Notwithstanding the provisions of this Plan for exercise of stock options after the death of Optionee or any other provision of this Plan, an Incentive Stock Option may not in any event be exercised after the expiration of ten years from the date that Incentive Stock Option is granted. Each stock option agreement shall so Stock Options covered by that agreement.

     (B) An Incentive Stock Option granted prior to March 2, 1989 shall not be exercisable while there is outstanding (within the meaning of Section 422A(c)(7) of the Code in effect prior to January 1, 1987) any incentive stock option (as defined hereinabove) which was granted before the granting of such Incentive Stock Option to the employee to whom the Incentive Stock Option was granted to purchase shares of the Company or stock in a corporation which (at the time of the granting of the Incentive Stock Option) is a parent or subsidiary corporation of the Company or in a predecessor corporation of any of such corporation. (The terms "parent" and "subsidiary" corporation as used in this Section 5(i) shall have the meanings set forth in Section 424(e) and (f) of the Code.)

     (C) No Incentive Stock Option shall be granted to an individual who, at the time the Incentive Stock Option is granted, owns (within the meaning of Section 422(b)(6) of the Code) stock possessing more than 10 percent of the total combined voting power of all classes of stock of the Company or of its parent or subsidiary corporation, if any (a "10 percent shareholder"), unless, at the time the Incentive Stock Option is granted, the option price is at least 110 percent of the fair market value of the shares subject to the Incentive Stock Option and the Incentive Stock Option by its terms is not exercisable after the expiration of five years from the date the Incentive Stock Option is granted.

     (j) Tax Withholding. The Committee may establish such rules and procedures as it considers desirable in order to satisfy any obligation of the Company or any Subsidiary to withhold Federal income taxes or other taxes with respect to the exercise of an option (other than an Incentive Stock Option) under the Plan, including without limitation rules and procedures permitting an optionee to elect that the Company withhold shares of Stock otherwise issuable upon exercise of such option in order to satisfy such withholding obligation.

6. Duration. Unless sooner terminated by the Board of Directors, the Plan shall terminate on, and no option shall be granted hereunder after June 30, 1991; provided, however, that no Type B Option shall be granted after December 31, 1981.

7.
     (a) Amendment. The Board of Directors of the Company may amend the Plan at any time, provided that no amendment, unless approved by the stockholders of the Company, shall materially: (i) increase the maximum number of shares for which options may be granted under the Plan or increase the maximum number of shares which may be subject to a specified class of option; (ii) reduce the minimum option price provided herein; or (iii) extend the period during which options may be granted or exercised, except that, notwithstanding the foregoing, the Board of Directors shall have the right to accept the surrender of and cancel options issued under the Plan and reissue those options and to amend the terms of outstanding options under the following terms and conditions.

     (b) Surrender, Cancellation and Reissue of Options. The Board of Directors, upon invitation by it during the term of this Plan to any holder(s) of options under this Plan to do so, may accept the surrender of outstanding options, cancel such options and issue in exchange therefor new options under this Plan, provided:

          (1) the tender of options for surrender is in accordance with such conditions as the Board of Directors may set forth in its invitation for that surrender;

          (2) the number of shares covered by an option issued in exchange for a surrendered and cancelled option shall not exceed the number of shares covered by the option surrendered and cancelled;

          (3) the price and all other terms of each option issued in exchange shall comply with the requirements of this Plan for the issuance of options; and

          (4) no such invitation for surrender of options shall be made by the Board of Directors unless it first shall have received a recommendation of the Committee that it is in the interest of the Company to provide an opportunity for the surrender and cancellation of outstanding options and the issue of new options in exchange therefor upon more appropriate terms and conditions, including exercise price.

    (c) Amendments of Outstanding Options. In the event that any options issued under this Plan shall remain outstanding after June 30, 1991, and if the Committee shall determine that it is in the interest of the Company to amend the terms and conditions, including exercise price or prices, of such options, the Committee shall have the right, by written notice to the holders thereof, to amend the terms and conditions of such options including exercise price or prices; provided, however, that (i) no such amendment shall be adverse to the holders of the options, and (ii) the amended terms of an option, including exercise price or prices, would have been permitted under this Plan had the Plan been outstanding at the time of such amendment.

8. Effectiveness of the Plan. This Plan will not be made effective unless Approved by the holders of not less than a majority of the outstanding shares of voting stock of the company represented and entitled to vote thereon at a meeting thereof duly called and held for such purpose, and no option granted hereunder shall be exercisable prior to such approval.

9. Other Actions. This Plan shall not restrict the authority of the Board of Directors of the Company, for proper corporate purposes, to grant or assume stock options, other than under the Plan, to or with respect to any employee or other person.

10. Name. This Plan shall be known as the Engelhard Corporation Stock Option Plan of 1981.

                                 EXHIBIT 10(c):

             RETIREMENT PLAN FOR DIRECTORS OF ENGELHARD CORPORATION
                            EFFECTIVE JANUARY 1, 1985

                     [Conformed Copy -- Includes amendments
                               made in June 1991]


             RETIREMENT PLAN FOR DIRECTORS OF ENGELHARD CORPORATION

                            Effective January 1, 1985


 1.  Purpose

               Engelhard Corporation (the "Corporation") has adopted this Retirement Plan for Directors of Engelhard Corporation (the "Plan") in order to enhance its ability to attract and retain competent and experienced persons to serve as Directors and to recognize the service of Directors to the Corporation by providing such Directors with retirement benefits.

 2.  Definitions

               Except as otherwise specified or as the context may otherwise require, the following terms have the meanings indicated below for all purposes of this Plan:

               (a) Director means any person who is serving on the Effective Date of the Plan, or who in the future serves, as a member of the Board of Directors of the Corporation (the "Board") or as a Director Emeritus.

               (b) Service means service as a Director; provided, however, that Service shall not include any period during which the Director was a salaried employee of the Corporation or any subsidiary of the Corporation. A Director shall be required to terminate Service no later than the date of such Director's 70th birthday; provided, however, that the Board may by resolution waive such requirement or increase such mandatory retirement age at any time generally or with respect to any Director.

               (c)  Compensation means the annual Board retainer fee
                    (excluding meeting and committee fees) established by the Board as in effect on the date of the Director's termination of Service (disregarding any increase or decrease in such fee that may be approved after such termination of Service).


               (d) Retirement Date means the first day of the calendar month coinciding with or next following the latest of: (i) the date of the Director's 65th birthday or (ii) the date on which the Director's Service terminates.

               (e)  Effective Date means January 1, 1985.

3. Eligibility

          Any Director who has completed six or more years of Service or whose age and Service at termination equals 65 shall be eligible for retirement benefits as provided herein.

4.  Benefits

          The retirement benefits payable hereunder to a Director who meets the eligibility requirements shall be an annual amount equal to the Director's Compensation. Benefits shall commence on a Director's Retirement Date and shall be payable in equal monthly installments. Payments shall cease upon the earlier of (i) the date of Director's death or (ii) the completion of payments for a period of time equal to the period of the Director's Service; provided, however, that the Service shall be defined as not less than six years for any person who is a Director on the Effective Date.

 5.  Provision of Benefits

          All benefits payable hereunder shall be provided from the general assets of the Corporation. No Director shall acquire any interest in any specific assets of the Corporation by reason of this Plan. A Director shall have the status of an unsecured general creditor of the Corporation with respect to any benefits which become payable pursuant to this Plan.

 6.  Amendment and Termination

          The Corporation reserves the right to terminate this Plan or amend this Plan in any respect at any time; provided, however, that no such termination or amendment may reduce the retirement benefits then being paid to any retired Director or the retirement benefits then accrued by any Director who has completed at least six years of Service.

 7.  Administration

          This Plan shall be administered by the Compensation Committee of the Board. Such Committee's decision, in making any determination or construction under this Plan and in exercising any discretionary power, shall in all instances be final and binding on all persons having or claiming any rights under this Plan.


 8.  Miscellaneous

          The adoption and maintenance of this Plan shall not constitute a contract between the Corporation and any Director. Nothing herein contained shall be deemed to give any Director the right to be retained as a Director, nor shall it interfere with the Director's right to resign as a Director at any time.

           No benefit payable hereunder shall be subject to alienation or assignment. The retirement benefits herein contained are in addition to all other awards, arrangements, contracts or benefits, if any, that any Director may have by virtue of service for the Corporation, unless and to the extent that any such award, arrangement, contract or benefit otherwise provides.



 March 7, 1985

                                 EXHIBIT 10(d):

                           DEFERRED COMPENSATION PLAN
                   FOR KEY EMPLOYEES OF ENGELHARD CORPORATION
                            EFFECTIVE AUGUST 1, 1985

                   [Conformed Copy -- Incorporating amendments
                        made in June 1992, November 1993,
                         December 1993 and August 1995]


                         DEFERRED COMPENSATION PLAN FOR
                     KEY EMPLOYEES OF ENGELHARD CORPORATION

                           (Effective August 1, 1985)


     The purpose of the Deferred Compensation Plan for Key Employees of Engelhard Corporation (the "Plan") is to provide a procedure whereby a key employee of Engelhard Corporation (the "Company") may defer the payment of a part of the future compensation payable to such key employee by the Company.

1. The persons eligible to participate in the Plan are those key employees of the Company employed in the United States who have at least 1,232 Hay points (the "Eligible Employees").

2. Each Eligible Employee shall have the option exercisable by written notice to the Company on or before November 30 of any calendar year to defer payment of (i) any portion of his salary for the next succeeding calendar year and (ii) all or any portion of any regular or special bonus the amount of which has not been determined as of the date of the deferral election and which is to be paid in the next succeeding calendar year; provided, however, that in no event shall the total amount so deferred exceed thirty percent (30%) of the sum of the amounts described in (i) and (ii) above. Notwithstanding the foregoing, (A) with respect to the 1985 calendar year an Eligible Employee shall have the option exercisable by written notice to the Company on or before July 1, 1985 to defer payment of up to fifteen percent (15%) of his salary for the period from August 1, 1985 through December 31, 1985 and (B) in the case of an individual who first becomes an Eligible Employee during a calendar year, such individual shall have the option exercisable by written notice to the Company to defer payment of up to fifteen percent (15%) of his salary for the period during such calendar year beginning on the date specified by the individual in his deferral election (which shall be at least one month after the date on which his deferral election is filed with the Company) and ending on the last day of such calendar year. An election made by an Eligible Employee pursuant to this paragraph 2 with respect to salary and bonuses for a calendar year shall become irrevocable as of the last day for making the election.

3. In addition to the deferrals described in paragraph 2 above, each Eligible Employee shall have the option, exercisable not less than two months before any stock award vests under the Company's Key Employees Stock Bonus Plan, to defer delivery of said stock award for a period of at least one year. An election made by an Eligible Employee pursuant to this paragraph 3 with respect to a stock award shall become irrevocable as of the last day for making such election.

4. All salary and bonuses deferred pursuant to paragraph 2 above shall be held in the general funds of the Company and shall be credited to a bookkeeping account maintained by the Company in the name of the Eligible Employee, and shall bear the equivalent of interest from the end of the calendar month in which the compensation would have been paid if it had not been deferred. Interest equivalents shall be credited on December 31 of each year up to and including the year preceding that in which the last installment is paid, it being the intent that interest equivalents shall not cease to accrue upon payment of the first installment, but shall continue to accrue with respect to the balance undistributed at any time. The amount of interest equivalent credited to the Eligible Employee's account shall be determined by applying the interest equivalent rate established hereunder to the balance in the Eligible Employee's account (which balance shall include, for this purpose, interest equivalent accrued but not credited to the account) at the end of each month. For purposes of the foregoing, the interest equivalent rate shall be set monthly and shall be equal to 120% of the long-term federal rate, compounded monthly (within the meaning of Section 1274(d) of the Internal Revenue Code of 1986, as amended) as in effect for the month for which interest equivalent is being computed. For periods prior to January 1, 1994 the last two sentences of paragraph 4 are as follows: "The amount of interest equivalents credited to the Eligible Employee's account annually shall be determined by applying the interest equivalent rate established hereunder to the average balance in the Eligible Employee's account during the year. For purposes of the foregoing, the annual interest equivalent rate shall be determined by averaging the rate of interest for 3-year U.S. Treasury notes as reported in the monthly Federal Reserve Bulletin for each calendar quarter of the year for which interest is being computed.*

* For periods prior to January 1, 1994 the last two sentences of paragraph 4 are as follows: "The amount of interest equivalentS credited to the Eligible Employee's account annually shall be determined by applying the interest equivalent rate established hereunder to the average balance in the Eligible Employee's account during the year. For purposes of the foregoing, the annual interest equivalent rate shall be determined by averaging the rate of interest for 3-year U.S. Treasury notes as reported in the monthly Federal Reserve Bulletin for each calendar quarter of the year for which interest is being computed."

5. All stock awards deferred by an Eligible Employee shall be transferred for the benefit of the Eligible Employee to a trust ("Trust") established by the Company with such terms and conditions as shall be determined by the Committee described in Section 8 below. The assets of the Trust shall be subject to the claims of the general creditors of the Company. Any dividends payable with respect to any deferred stock awards made for the benefit of the Eligible Employee shall be handled in one of the following ways, as irrevocably elected by the Eligible Employee in his deferral election:

     (i) such dividends shall be added to the bookkeeping account described in paragraph 4 above, and shall be credited with interest equivalents pursuant to said paragraph 4;

     (ii) such dividends shall be paid out currently to such Eligible Employee;
          or

     (iii)such dividends shall be applied by the Company or the trustee of the Trust to provide the maximum number of whole shares of Common Stock of the Company obtainable at then prevailing prices with such shares being added to the deferred stock awards of the Eligible Employee (and any amount which is insufficient to add an additional whole share shall be added to the bookkeeping account described in paragraph 4 above, and shall be credited with interest equivalents pursuant to said paragraph 4).

The Eligible Employee's election of one of the above options with respect to the handling of dividends with respect to a stock award shall become irrevocable as of the last date for making the deferral election with respect to such stock award. In the case of an Eligible Employee who is subject to the limitations of Section 16 of the Securities Exchange Act of 1934, as amended, and who elects the option described in (iii) above, such election shall be effective only with respect to dividends that become payable on or after the date six months following the date such election becomes irrevocable. Depending on the terms and nature of the Trust established hereunder, the references to dividends in this paragraph 5 may instead refer to dividend equivalents equal to the dividends that would have been payable on the applicable deferred stock awards.

     In addition, if any voting rights are exercisable with respect to any shares of Common Stock of the Company included in a deferred stock award for the benefit of an Eligible Employee under the Trust, the trustee of the Trust in exercising such voting rights shall follow the directions of such Eligible Employee (and shall not exercise such voting rights to the extent that directions are not received from the Eligible Employee); provided, however, that this sentence shall not apply unless and until the Company receives a letter ruling from the Internal Revenue Service or an attorney's opinion letter satisfactory to the Company to the effect that allowing Eligible Employees to exercise voting rights will not result in inclusion of the value of a deferred stock award in the income of the Eligible Employee for federal income tax purposes.

6.   Except as hereinafter provided with respect to an "Immediate Payment
Event" or an "Additional Deferral Election" (each as hereinafter defined), any amounts to which an Eligible Employee is entitled hereunder (including shares of the Company's Common Stock receivable under a deferred stock award) shall be paid or delivered either (i) in a lump sum on or about the date specified in the Eligible Employee's deferral election or (ii) in annual installments over a period of up to ten years payable on or about January 1 of each payment year beginning with the January 1 specified in the Eligible Employee's deferral election. The Eligible Employee's deferral election with respect to the applicable deferred amounts shall designate the time and manner of payment or delivery of such deferred amounts, and such designation shall become irrevocable with respect to such deferred amounts as of the last date for making the deferral election.

     An Eligible Employee shall have an option exercisable by written notice to the Company to further irrevocably defer payments previously deferred under paragraph 2 hereof or delivery of stock awards previously deferred under paragraph 3 hereof to a date or dates specified in the Eligible Employee's further deferral election (an "Additional Deferral Election"). An Additional Deferral Election shall specify such payment or delivery either (x) in the form of a lump sum on or about the date specified in the Additional Deferral Election or (y) in annual installments over a period of up to ten years payable on or about January 1 of each payment year beginning with the January 1 specified in the Additional Deferral Election. However, in order for an Additional Deferral Election to be effective (i) the Additional Deferral Election must be made at least twelve months prior to the date the payment would otherwise be due or the delivery is otherwise scheduled to be made, as the case may be, in accordance with a prior deferral election under this Plan, (ii) the Eligible Employee must agree with the Company to remain employed by the Company (on the same terms and conditions as in effect on the day preceding the additional period of employment, subject to any changes mutually agreed to by the parities and subject to the Company's right to terminate the Eligible Employee's employment at any time) for at least one additional year following the date of the Additional Deferral Election, (iii) the Additional Deferral Election may not specify any payment of amounts hereunder or any delivery of stock awards hereunder on a date prior to the date such payment or delivery was otherwise due under this Plan, and (iv) the further deferral of each payment or delivery specified in the Additional Deferral Election must be for a period of at least one year.

     If payment or delivery is to be made in installments, the amount of each installment shall be determined by multiplying the "Accumulated Account" (as hereinafter defined) as of the December 31 preceding the installment payment date by a fraction, the numerator of which will be "1" and the denominator of which will be the number of annual installments elected by the Eligible Employee less the number of installments theretofore paid. If shares of Common Stock of the Company held in the Trust are to be distributed in installments, each installment payment shall consist of the appropriate number of whole shares (disregarding fractional shares).

     If an "Immediate Payment Event" (as hereinafter defined) occurs prior to the date on which all deferred amounts have been paid or delivered, the Eligible Employee's "Accumulated Account" shall be paid or delivered to the Eligible Employee (or, in the event of his death, to his estate) as soon as practicable following such "Immediate Payment Event." If such payment or delivery by reason of an "Immediate Payment Event" is not made on or about January 1 of a calendar year, the distribution of the Eligible Employee's "Accumulated Account" shall include interest equivalents calculated by the Committee in a manner consistent with paragraph 4 hereof for the period from the preceding December 31 to the last day of the month preceding the date of such payment.

     For purposes of this paragraph 6, the term "Accumulated Account" shall mean
(i) the amount of the salary and bonuses deferred by the Eligible Employee pursuant to paragraph 2 hereof, and any dividends (or dividend equivalents) added pursuant to paragraph 5 hereof to the bookkeeping account described in paragraph 4, plus the interest equivalents accumulated thereon, less any portion thereof theretofore distributed to him, and (ii) the amount of the Company's Common Stock held for the benefit of the Eligible Employee pursuant to his election of deferral of a stock award. For purposes of this paragraph 6, the term "Immediate Payment Event" shall mean:

     (i)  the death of the Eligible Employee;

     (ii) a "Change of Control" (as defined below);

     (iii)a  "Hardship"   (as  defined  below)  of  the  Eligible
          Employee as determined by the Committee; or

     (iv) such additional events as may be specified by the Eligible Employee in his deferral election with the approval of the Committee.

     A "Change of Control" for the purpose of (ii) above shall occur if:

               (A) twenty-five percent (25%) or more of the Company's outstanding securities entitled to vote in elections of directors ("voting securities") shall be beneficially owned, directly or indirectly (including options, conversion rights, warrants, and the like, considered as if exercised), by any person or group of persons, other than the group presently owning the same (including their affiliates and associates); or

               (B) the majority of the Board of Directors of the Company ceases to consist of the existing membership or successors nominated by the existing membership or their similar successors.

     Any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of voting securities owned by other holders shall for the purposes of this provision be deemed to constitute each party to such agreement, arrangement or understanding as the owner of such securities.

     For the purpose of (iii) above a "Hardship" shall mean an immediate and heavy financial need of the Eligible Employee which cannot reasonably be expected to be satisfied from other resources available to the Eligible Employee.

7. The right of an Eligible Employee to the amounts described hereunder (including shares of the Company's Common Stock receivable under a deferred stock award) shall not be subject to assignment or other disposition by him other than by will, or the laws of descent and distribution. In the event that, notwithstanding this provision, an Eligible Employee attempts to make a prohibited disposition, the Company may disregard the same and discharge its obligation hereunder by making payment or delivery thereof as though no such disposition had been attempted.

8. The Plan shall be administered by a committee (the "Committee") which shall be appointed from time to time by the Board of Directors of the Company, and shall consist of not less than two directors of the Company who qualify as "disinterested persons" under Rule 16b-3(c)(2) issued by the Securities and Exchange Commission. The decision of the Committee with respect to any questions arising as to the interpretation of this Plan, including the reconciliation of any inconsistent provisions, the supplying of omissions and the severability of any and all of the provisions hereof, shall be final, binding and conclusive on all interested persons. Notwithstanding the foregoing, with respect to any matter involving deferred stock awards, references to the "Committee" shall mean the Committee serving under the Company's Key Employees Stock Bonus Plan.

9. The Board of Directors of the Company may discontinue the Plan at any time and may from time to time amend the Plan; provided, however, that (a) no such discontinuance or amendment shall operate to annul an election already in effect for the current calendar year or any preceding year or adversely affect the right of an Eligible Employee to receive the amounts described herein, and (b) no such amendment affecting deferred stock awards, unless approved by the stockholders of the Company, shall materially: (i) increase the maximum number of shares of the Common Stock of the Company which may be issued under the Plan;
(ii) modify the requirements as to eligibility to defer stock awards hereunder; or (iii) increase the benefits accruing to Eligible Employees hereunder.

10. Except as and to the extent expressly provided in this Plan or in the Trust, neither the Eligible Employee nor any other person shall have any interest in any fund or in any specific asset of the Company by reason of amounts credited to the Accumulated Account of an Eligible Employee, nor the right to receive any distribution under this Plan. Distributions hereunder shall be made from the general funds of the Company or from the Trust, and the rights of the Eligible Employee shall not be superior to those of an unsecured general creditor of the Company.

11. Nothing contained herein shall be deemed to give any Eligible Employee the right to be retained in the service of his employer or to interfere with the right of such employer to discharge or retire any Eligible Employee at any time.

                                 EXHIBIT 10(e)

                 ENGELHARD CORPORATION DIRECTORS AND EXECUTIVES
                           DEFERRED COMPENSATION PLAN
                                  (1986 - 1989)

                 [Conformed Copy -- Incorporates amendments made
                         in June 1992, November 1993 and
                                 December 1993]


                         DEFERRED COMPENSATION PLAN FOR
                       DIRECTORS OF ENGELHARD CORPORATION

                         (As restated as of May 7, 1987)


     The purpose of the Deferred Compensation Plan for Directors of Engelhard Corporation (the "Plan") is to provide a procedure whereby a member of the Board of Directors of Engelhard Corporation (the "Company") may defer the payment of all or a specified part of the future compensation payable to the Director for services as a Director (including compensation payable to a Director for future services as a member of a committee of the Board).

1. Each Director who is not an employee of the Company or any of its subsidiaries may elect, on or before December 31 of any calendar year by written notice to the Company, to defer payment of all or a designated portion of the compensation payable to him for service as a Director commencing at the beginning of the next calendar year (inclusive of fees paid for attendance at meetings of the Board and committees thereof).

     Any person elected to fill a vacancy on the Board who was not a Director on the preceding December 31 may elect, within 31 days of the date of his election as a Director by written notice to the Company, to defer payment of all or a designated portion of the compensation payable to him for service as a Director from and after the date on which such election is made during the balance of the calendar year in which he was elected to the Board and thereafter.

     Deferrals hereunder shall continue until the Director notifies the Company in writing, prior to the commencement of any calendar year, that he wishes his compensation for such calendar year and all succeeding periods to be paid on a current basis. Elections to defer payment of compensation, or to discontinue such deferrals, shall be irrevocable when made.

     Any election to defer compensation pursuant to this paragraph 1 shall include an election as to whether the deferred compensation shall be credited to the Accumulated Account described in paragraph 4 or to the Stock Account described in paragraph 5; provided, however, that a Director's election to have deferred compensation credited to the Stock Account, or to discontinue having deferred compensation credited to the Stock Account, shall be effective only with respect to compensation that becomes payable on or after the date six months following the date such election is made (and during such period any compensation deferred by such Director shall be credited to the Accumulated Account).

2. In addition to the deferrals described in paragraph 1 above, each Director who is not an employee of the Company shall have the option, exercisable not less than two months before any stock award vests under the Company's Stock Bonus Plan for Non-Employee Directors, to defer delivery of said stock award for a period of at least one year. An election made by a Director pursuant to this paragraph 2 with respect to a stock award shall become irrevocable as of the last day for making such election.

3.   For purposes of this Plan:

     (a) The calendar year in which a Director ceases to serve as such shall be referred to as the "Retirement Year."

     (b) The deferred compensation and dividend equivalents for any Director which are credited to the account described in paragraph 4, plus the equivalent of accumulated interest thereon, less any portion thereof theretofore distributed or transferred from such account, shall be referred to as the Director's "Accumulated Account."

     (c) The deferred compensation, deferred stock awards and dividend equivalents for any Director which are credited in the form of units to the stock account described in paragraph 5, less any portion thereof theretofore distributed from such account, shall be referred to as the Director's "Stock Account."

     (d) Shares of Common Stock of the Company shall be referred to as "Shares."

4. Except for amounts credited to the Stock Account described in paragraph 5, all deferred compensation hereunder shall be held in the general funds of the Company and shall be credited to a bookkeeping account ("Accumulated Account") maintained by the Company in the name of the Director, and shall bear the equivalent of interest from, the first day following the end of the calendar quarter to which the compensation is applicable. Interest equivalents shall be credited on December 31 of each year up to an including the year preceding that in which the last installment is paid, it being the intent that interest equivalents shall not cease to accrue upon payment of the first installment, but shall continue to accrue with respect to the balance undistributed at any time. The amount of interest equivalent credited to the Director's account shall be determined by applying the interest equivalent rate established hereunder to the balance in the Director's account (which balance shall include, for this purpose, interest equivalent accrued but not credited to the account) at the end of each month. For purposes of the foregoing, the interest equivalent rate shall be set monthly and shall be equal to 120% of the long-term federal rate, compounded monthly (within the meaning of Section 1274(d) of the Internal Revenue Code of 1986, as amended) as in effect for the month for which interest equivalent is being computed. For periods prior to January 1, 1994 the last two sentences of paragraph 4 are as follows: "The amount of interest equivalent credited to the Director's account annually shall be determined by applying the interest equivalent rate established hereunder to the average balance in the Director's account during the year. For purposes of the foregoing, the annual interest equivalent rate shall be determined by averaging the rate of interest for 3-year U.S. Treasury notes as reported in the monthly Federal Reserve Bulletin for each calendar quarter of the year for which interest is being computed."

5. All deferred compensation which a Director elects pursuant to paragraph 1 to have credited to the Stock Account (including any amounts transferred from the Accumulated Account pursuant to the last sentence of paragraph 1) and all stock awards deferred by a Director pursuant to paragraph 2 shall be credited in the form of units to a bookkeeping account maintained by the Company in the name of the Director. The number of units so credited shall be equal to the sum of (i) the maximum number of whole Shares obtainable at then prevailing prices with the amounts of the Director's deferred compensation credited to the Stock Account pursuant to paragraph 1 as of the date such compensation is so credited (disregarding fractional shares) and (ii) the number of Shares corresponding to the number of the Director's deferred stock awards pursuant to paragraph 2. Each such unit shall represent the right to receive one Share at the time and in the manner determined pursuant to the Director's deferral election and the terms of this Plan.

     If any dividends are payable on Shares during the deferral period, dividend equivalents equal to the dividend that would have been payable on the units credited to a Director's Stock Account if such units had constituted Shares shall be handled in one of the following ways, as irrevocably elected by the Director in his deferral election:

     (i) such dividend equivalents shall be added to the Accumulated Account described in paragraph 4 above, and shall be credited with interest equivalents pursuant to said paragraph 4;

     (ii) such dividends shall be paid out currently to such Director; or

     (iii)such dividend equivalents shall be credited to the Stock Account and applied to provide additional units corresponding to the maximum number of whole Shares obtainable at then prevailing prices with such dividend equivalents (disregarding fractional shares).

The Director's election of one of the above options with respect to the handling of dividend equivalents shall become irrevocable as of the last date for making the deferral election with respect to such stock award; provided, however, that an election by a Director of the option described in (iii) above shall be effective only with respect to dividend equivalents that become payable on or after the date six months following the date such election becomes irrevocable.

     The Company may in its discretion establish a trust to satisfy its obligations under this Plan with respect to the units credited to the Stock Account and transfer to such trust Shares corresponding to such units or cash to be used by the trustee to purchase such Shares. The assets of such trust shall be subject to the claims of general creditors of the Company. If such a trust is established, any voting rights which are exercisable with respect to a number of Shares held in such trust corresponding to the number of units credited to a Director's Stock Account shall be exercised by the trustee of such trust in accordance with the directions of such Director (and the trustee shall not exercise voting rights with respect to such Shares to the extent that directions are not received from the Director).

6. The amount to which a Director is entitled hereunder shall be paid to him in any number of annual installments, as initially elected by him, up to ten, payable in January of each payment year beginning with the calendar year designated by the Director in his initial deferral election. A Director may irrevocably elect by written notice to the Company to further defer payments previously deferred under paragraph 1 hereof or delivery of stock awards previously deferred under paragraph 2 hereof to a date or dates specified in the Director's further deferral election (an "Additional Deferral Election"). An Additional Deferral Election shall specify the calendar year in which such payments or deliveries will commence and the number of annual installment payments or deliveries (up to ten). Such annual installments shall be payable in January of each payment year beginning with the calendar year specified in the Additional Deferral Election. However, in order for an Additional Deferral Election to be effective (i) the Additional Deferral Election must be made at least twelve months prior to the date the payment would otherwise be due or the delivery is otherwise scheduled to be made, as the case may be, in accordance with a prior deferral election under this Plan, (ii) the Director must agree with the Company that, if nominated and elected, he will continue to serve as a Director of the Company for at least one year following the date of the Additional Deferral Election, (iii) the Additional Deferral Election may not specify any payment of amounts hereunder or any delivery of stock hereunder on a date prior to the date such payment or delivery was otherwise due under this Plan, and (iv) the further deferral of each payment or delivery specified in the Additional Deferral Election must be for a period of at least one year. The amount of each installment shall be determined by multiplying the Accumulated Account amount and the units credited to the Director's Stock Account as of the

December 31 preceding the installment payment date by a fraction, the numerator of which shall be "1" and the denominator of which shall be the number of annual installments initially elected by the Director less the number of installment payments theretofore made. If a Director should die before full payment of all amounts owing to him, his Accumulated Account and the units credited to the Director's Stock Account as of December 31 of the year of his death shall be paid to his estate in January of the calendar year following the year of his death, or the Accumulated Account and the units credited to the Director's Stock Account as at such earlier date as the Board of Directors, in its discretion, may determine may be paid in lieu thereof. Any such in lieu payment from the Accumulated Account shall be adjusted for interim interest equivalent additions to such extent, if any, as the Board of Directors shall determine. Each installment payment of units credited to a Director's Stock Account shall be made through payment of a number of whole Shares equal to the number of units which are then payable (disregarding fractional units).

7. The right of a Director to the amounts described hereunder (including Shares) shall not be subject to assignment or other disposition by him other than by will, descent or distribution. In the event that, notwithstanding this provision, a Director makes a prohibited disposition, the Company may disregard the same and discharge its obligation hereunder by making payment or delivery thereof as though no such disposition had been made.

8. The Plan shall be administered by a committee appointed by the Board of Directors of the Company consisting entirely of members of such Board not eligible to participate in the Plan ("Committee"). The decision of the Committee with respect to any questions arising as to the interpretation of this Plan, including the severability of any and all of the provisions thereof, shall be final, conclusive and binding.

9. The Board of Directors of the Company may discontinue the Plan at any time and may from time to time amend the Plan; provided, however, that no such discontinuance or amendment shall operate to annul an election already in effect for the current calendar year or any preceding year or adversely affect the right of a Director to receive the amounts described herein, and no such amendment affecting Stock Accounts, unless approved by the stockholders of the Company, shall materially: (i) increase the maximum number of Shares which may be issued under the Plan; (ii) modify the requirements as to eligibility to defer compensation or stock awards hereunder; or (iii) increase the benefits accruing to Directors hereunder.

10. Except as and to the extent otherwise provided in this Plan or in any trust referred to in paragraph 5, neither the Director nor any other person shall have any interest in any fund or in any specific asset of the Company by reason of amounts credited to the Accumulated Account or Stock Account of a Director hereunder, nor the right to receive any distribution under this Plan. Distributions hereunder shall be made from the general funds of the Company or from the trust referred to in paragraph 5, and the rights of the Director shall be those of an unsecured general creditor of the Company.

11. Nothing contained herein shall impose any obligation on the Company to continue the tenure of the Director beyond the term for which he may have been elected or retained.

                                 EXHIBIT 10(g)

            KEY EMPLOYEES STOCK BONUS PLAN OF ENGELHARD CORPORATION
                             EFFECTIVE JULY 1, 1986

                     [Conformed Copy -- Includes amendments
                        made in June 1991 and June 1992]


                        KEY EMPLOYEES STOCK BONUS PLAN OF
                              ENGELHARD CORPORATION

                            (Effective July 1, 1986)


1.  Purpose.  The Purpose of this Key Employees Stock Bonus Plan
(hereinafter referred to as the "Plan") is to provide for awards of shares of Common Stock of Engelhard Corporation (the "Company") to key employees for services which contribute in a substantial degree to the success of the Company. Key employees are those employees, including officers of the Company and its subsidiaries in managerial or other important positions selected by the Committee administering the Plan who, by virtue of their ability and qualifications, make important contributions to the Company. The Plan supercedes the prior Key Employee Stock Bonus Plan, and any shares awarded under said prior plan which have not vested as of June 30, 1986 shall be governed by the terms of this Plan.

2. Duration. The Plan will terminate on June 30, 1996 and no shares of the Company's Common Stock may be awarded to key employees after such date; however, shares awarded on or prior to such date may be subsequently delivered to key employees in accordance with the terms and conditions applicable to their awards.

3. Administration. The Plan shall be administered by a committee (the "Committee") which shall be appointed from time to time by the Board of Directors of the Company, and shall consist of not less than two directors of the Company who qualify as "disinterested persons" under Rule 16b-3(c)(2) issued by the Securities and Exchange Commission. The Committee shall have full power and authority, subject to the terms and conditions of the Plan, to determine the key employees to whom awards may be made under the Plan, the number of such shares to be awarded to each of such key employees, the applicable terms and conditions of such awards and all other matters which may arise in the administration of the Plan. The determination of the Committee concerning any matter arising under or with respect to the Plan or any awards granted hereunder shall be final, binding and conclusive on all interested persons. The Committee may as to all questions of accounting rely conclusively upon any determinations made by the independent auditors of the Company.determinations made by the independent auditors of the Company.

4. Shares Available For Awards. The total number of shares of the Company's Common Stock which may be awarded under the Plan shall not exceed 4,500,000 (Currently 10,125,000 due to stock splits--March, 1995) shares and the total number of shares of the Company's Common Stock which may be awarded pursuant to the Plan to key employees in any calendar year shall not exceed 450,000 (Currently 1,012,500 due to stock splits--March, 1995) shares; provided, however, that any number of shares which might have been awarded in any calendar year during the term of the Plan which were not so awarded may be awarded in any subsequent calendar year during the term of the Plan. The foregoing yearly maximum number of shares shall be subject in each case to Paragraph 7 of the Plan. Shares of the Company's Common Stock used for purposes of the Plan may be either authorized but unissued shares or treasury shares or both. Unvested shares of the Company's Common Stock returned to the Company upon the cancellation and termination of awards granted under the Plan shall be available for further awards under the Plan in any calendar year during the term of the Plan; provided, however, that any such returned shares with respect to which benefits of ownership (such as dividends) had been received by key employees shall not be available for further awards under the Plan to key employees subject to the requirements of Section 16 of the Securities Exchange Act of 1934, as amended.

5. Form of Awards and Related Matters. The Company shall deliver (a) to each key employee to whom an award is made a written instrument signed by the Company setting forth the number of shares of the Company's Common Stock represented by such award and the number of shares which shall vest at the end of each anniversary date of such award, and (b) to the escrow agent a certificate or certificates registered in the name of such key employee representing the total number of shares of the Company's Common Stock represented by such award and a copy of such instrument. Such certificate or certificates shall be legended to indicate that the shares represented thereby are subject to the terms and provisions of the award and the Plan. The shares of the Company's Common Stock represented by the certificates held by the escrow agent shall constitute issued and outstanding shares of the Company's Common Stock for all corporate purposes, and the key employee shall receive all cash dividends thereon and have the right to vote such shares provided that the right to receive such dividends and to vote such shares shall forthwith terminate with respect to unvested shares of any key employee whose award has been cancelled. While such shares are held in escrow and until such shares have vested, the key employees for whose account such shares are held shall not have the right to sell or otherwise dispose of such shares or any interest therein and such shares shall not be subject to attachment or any other legal or equitable process brought by or on behalf of any creditor of such employees. As shares of the Company's Common Stock from time to time vest in the key employees in accordance with their awards, the escrow agent shall deliver to the key employees or their respective beneficiary(ies) certificates representing such vested shares.neficiary(ies) certificates representing such vested shares. As a condition precedent to delivering certificates representing shares covered by awards to the escrow agent, the Company may require a key employee to deliver to the escrow agent a duly executed irrevocable stock power or powers (in blank) covering the shares represented by such certificates. In addition, if the shares represented by an award are not registered under the Securities Act of 1933, as a condition precedent to delivering certificates representing such shares to the escrow agent and/or certificates representing vested shares to the key employees, the Company may require a key employee to agree in writing that such shares are being acquired for investment and without a view to the distribution thereof and may place an appropriate legend on any certificates representing such shares. Certificates representing unvested shares held by the escrow agent for the account of any key employee whose award has been cancelled and terminated shall be returned (together with the related stock power) by the escrow agent to the Company.

6.  Vesting of the Company Common Stock.

     (a) An award of the Company Common Stock shall vest in the key employee to whom it is made at the rate of 20% of the shares covered by such award on each of the five succeeding annual anniversaries of the date of such award, provided and only to the extent that the key employee remains in the service of the Company on such vesting date.

     (b) Upon termination of the service of the key employee with the Company, any award previously made to such key employee shall be automatically cancelled and terminated as of the date of such termination of service to the extent of any unvested shares subject to such award.

     (c)  Notwithstanding subparagraphs (a) and (b) above,

          (i) In the case of termination of the key normal retirement age or permitted early retirement age as defined in the Retirement Plan of the Company of which such employee shall have been a member immediately before his retirement or as established by the Committee (and not due to discharge for cause even if occurring after attainment of retirement age) or in the case of such termination of service due to permanent disability, the shares of the Company's Common Stock held for his account by the escrow agent shall vest on the date of his termination of service.

     (ii) In the case of the death of a key employee, including a key employee whose service with the Company has terminated but has not been deemed terminated pursuant to (c)(i) above, the shares held for his account by the escrow agent shall vest on the date of his death and the escrow agent shall deliver a certificate or certificates representing such shares to such person or persons as the employee shall theretofore have designated as beneficiary(ies) in a written instrument filed with the Committee and the escrow agent; provided, however,

          (a) that the Committee may refuse to accept a designation of beneficiary(ies) if the Committee determines that there would be an unreasonable expense or difficulty to effect distribution to such beneficiary(ies), and

          (b) the Committee may require such evidence of payment or provision for taxes, liens and claims and evidence of authority and other documentation as it shall determine to be necessary or appropriate in its sole and uncontrolled discretion.

     (iii) In the case of an "acquisition of a control interest" in the Company, the shares of the Company's Common Stock held for the key employee's account by the escrow agent shall vest on the date of such "acquisition of a control interest." For this purpose, an acquisition of a control interest" shall occur if:an acquisition of a control interest" shall occur if:
           (a) twenty-five percent (25%) or more of the Company's outstanding securities entitled to vote in elections of directors ("voting securities") shall be beneficially owned, directly or indirectly (including options, conversions rights, warrants, and the like, considered as if exercised), by any person or group of persons, other than the groups presently owning of the same (including their affiliates and associates); or

          (b) the majority of the Board of Directors of the Company ceases to consist of the existing membership or successors nominated by the existing membership or their similar successors.

          Any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of voting securities owned by other holders shall for the purposes of this provision be deemed to constitute each party to such agreement, or arrangement, or under-standing as the owner of such securities.

7. Effect of Recapitalization. In case of a stock split, stock dividends or other change in the Common Stock of the Company, the Committee, subject to the approval of the Board of Directors of the Company, shall make such adjustment, if any, as it deems appropriate in the number or kind of shares which remain available under the Plan for further awards. Unvested shares held by the escrow agent for the account of key employees shall participate in any of such events to the same extent as any other issued and outstanding shares of the Company's Common Stock, but appropriate adjustments, if required, shall be made by the Committee, subject to the approval of the Board of Directors of the Company, so that after giving effect to the occurrence of any such events the escrow agent shall continue to hold such unvested shares and/or any other securities delivered in respect thereof for the account of such key employees to the extent practicable upon the terms and conditions of the Plan and of awards granted hereunder.

8. Escrow Agent. The escrow agent agent shall be appointed by the Committee for such period and upon such terms and conditions as the Committee deems appropriate. The Committee shall have the power to remove any person from the position of escrow agent and to appoint substitute or successor escrow agents. The fees and expenses of the escrow agent shall be paid by the Company. The escrow agent shall not incur liability for any action taken pursuant to the Plan or any award granted thereunder so long as the escrow agent acts in good faith in accordance with the instructions of the Committee, and the Company, at the request of the escrow agent, may enter into an agreement indemnifying the escrow agent against any such liability and costs and expenses related thereto.

9.  Limitations.

    (a) No employee or other person shall have any claim or right (legal, equitable or other) to be granted an award under the Plan, and no director, officer or employee of the Company or any other person shall be authorized to enter into any agreement with any person for the making of an award or to make any representation or warranty with respect thereto.

    (b) The key employee to whom an award is made shall have a right to receive the shares of Common Stock (or other stock or securities in such award) only in accordance with the terms and conditions of the Plan and such award and the determination of the Committee and not otherwise and such key employee may not assign or transfer such award or any shares or securities not distributed to him or any interest therein.

    (c) Neither the action of the Company in establishing the Plan, nor any action taken under it by the Committee, nor any provision of the Plan or any award granted thereunder shall be construed as giving to any employee a right to be retained in the service of the Company.

10. Amendments. The Board of Directors of the Company may discontinue the Plan at any time and may from time to time amend the Plan; provided, however, that no such discontinuance or amendment shall materially affect adversely any right or obligation with respect to any award theretofore made, and no such amendment, unless approved by the stockholders of the Company, shall materially; (i) increase the maximum number of shares which may be awarded under the Plan (other than pursuant to Section 7); (ii) modify the requirements as to eligibility to receive awards hereunder; (iii) increase the benefits accruing to key employees hereunder or (iv) increase the cost of the Plan to the Company.

11. Expenses. All expenses to the Plan, including the fees and expenses of the escrow agent, shall be borne by the Company.

12. Deferred Compensation Plan. Anything in this Plan to the contrary notwithstanding, if a key employee elects to defer receipt of any stock awards under this Plan pursuant to the terms of the Deferred Compensation Plan for Key Employees of Engelhard Corporation (hereinafter referred to as the "Deferred Compensation Plan"), the terms of the Deferred Compensation Plan rather than this Plan will govern the vehicle in which the deferred stock awards will be held and the key employee's rights to such stock awards. The terms of the Deferred Compensation Plan affecting such deferred stock awards are hereby incorporated by this reference into and made a part of this Plan.

                                 EXHIBIT 10(h):

      STOCK BONUS PLAN FOR NON-EMPLOYEE DIRECTORS OF ENGELHARD CORPORATION
                             EFFECTIVE JULY 1, 1986

                     [Conformed Copy -- Includes amendments
                       made in June, 1991 and June, 1992]


                                STOCK BONUS PLAN
                           FOR NON-EMPLOYEE DIRECTORS
                                       OF
                              ENGELHARD CORPORATION

                            (Effective July 1, 1986)


1. Purpose. The purpose of this Stock Bonus Plan for Non-Employee Directors of Engelhard Corporation (the "Plan") is to encourage the highest level of performance of non-employee directors of Engelhard Corporation (the "Company") by providing such directors with a proprietary interest in the Company's success and progress by awarding them shares of the Company's Common Stock ("Common Stock"), subject to the terms and conditions set forth below.

2. Effective Date and Duration. Subject to Section 13, the effective date of the Plan is July 1, 1986. The Plan will terminate on June 30, 1996 and no shares of the Company's Common Stock may be awarded after such date; however, shares awarded on or prior to such date may be subsequently delivered to the persons entitled thereto in accordance with the terms and conditions applicable to such awards.

3. Administration. The Plan shall be administered by a committee (the "Committee") which shall be appointed from time to time by the Board of Directors of the Company, and shall consist of not less than two directors of the Company who qualify as "disinterested persons" under Rule 16b-3(c)(2) issued by the Securities and Exchange Commission. The Committee shall have full power and authority, subject to the terms and conditions of the Plan, to determine the persons entitled to awards under the Plan, the applicable terms and conditions of such awards and all other matters which may arise in the administration of the Plan. The determination of the Committee concerning any matter arising under or with respect to the Plan or any awards granted hereunder shall be final, binding and conclusive on all interested persons. The Committee may as to all questions of accounting rely conclusively upon any determinations made by the independent auditors of the Company.

4. Shares Available for Awards. The total number of shares of the Company's Common Stock which may be awarded under the Plan shall not exceed 45,000 shares. Shares of the Company's Common Stock used for purposes of the Plan may be either authorized but unissued shares or treasury shares or both. Shares of the Company's Common Stock returned to the Company upon the forfeiture of such shares pursuant to the Plan shall not be available for further awards under the Plan unless the forfeiting Non-Employee Director received no benefits of ownership (such as dividends) with respect to such shares.its of ownership (such as dividends) with respect to such shares.

5. Eligibility and Awards. To be eligible to participate in the Plan, a person must be a director of the Company who is not an officer or employee of the Company or any of its subsidiaries or affiliates ("Non-Employee Director"). Each Non-Employee Director on the effective date of the Plan shall be awarded 1,500 shares of Common Stock, effective as of such effective date. In addition, each person who becomes a Non-Employee Director after the effective date of the Plan shall be awarded 1,500 shares of Common Stock, effective as of such Non-Employee Director's election to the Board of Directors (subject to the limitation set forth in Section 4).

6. Form of Awards and Related Matters. The Company shall deliver (a) to each Non-Employee Director to whom an award is made a written instrument signed by the Company setting forth the number of shares of the Company's Common Stock represented by such award, and (b) to the escrow agent a certificate or certificates representing the total number of shares of the Company's Common Stock represented by such award and a copy of such instrument. Such certificate or certificates shall be legended to indicate that shares represented thereby are subject to the terms and provisions of the award and the Plan. The shares of the Company's Common Stock represented by the certificates held by the escrow agent shall constitute issued and outstanding shares of the Company's Common Stock for all corporate purposes, and the Non-Employee Director shall receive all cash dividends thereon and have the right to vote such shares provided that the right to receive such dividends and to vote such shares shall forthwith terminate with respect to shares of any Non-Employee Director which are forfeited pursuant to the Plan. While such shares are held in escrow and until such shares have been delivered to the applicable Non-Employee Director pursuant to the Plan, the Non-Employee Director for whose account such shares are held shall not have the right to sell or otherwise dispose of such shares or any interest therein and such shares shall not be subject to attachment or any other legal or equitable process brought by or on behalf of any creditor of such Non-Employee Director. At such time as the Non-Employee Director's service as a non-employee director terminates (or following an "acquisition of a control interest" as described in subparagraph (c)(iii) of Section 7), the escrow agent shall deliver to the Non-Employee Director or his beneficiary(ies) certificates representing such shares held by the escrow agent for the Non-Employee Director's account as are not forfeited pursuant to Section 7. As a condition precedent to delivering certificates representing shares covered by awards to the escrow agent, the Company may require a Non-Employee Director to deliver to the escrow agent a duly executed irrevocable stock power or powers (in blank) covering the shares represented by such certificates. In addition, if the shares represented by an award are not registered under the Securities Act of 1933, as a condition precedent to delivering certificates representing such shares to the escrow agent and/or certificates representing shares to Non-Employee Directors, the Company may require a Non-Employee Director to agree in writing that such shares are being acquired for investment and without a view to the distribution thereof and may place an appropriate legend on any certificates representing such shares. Certificates representing shares held by the escrow agent for the account of any Non-Employee Director which are forfeited pursuant to the Plan shall be returned (together with the related stock power) by the escrow agent to the Company.

7.  Vesting of the Company Common Stock.

    (a) An award of the Company's Common Stock shall tentatively vest in the Non-Employee Director to whom it is made at the rate of 10% of the shares covered by such award for each full year of the Non-Employee Director's service as a non-employee director of the Company (including service prior to the date of the award); provided, however, that in no event shall any shares tentatively vest prior to the expiration of the six-month period immediately following the date of their award.

    (b) Upon termination of the service of the Non-Employee Director as a non-employee director of the Company, any award previously made to such Non-Employee Director shall automatically be forfeited as of the date of such termination of service to the extent of (i) any shares subject to such award which have not tentatively vested pursuant to subparagraph (a) above, and (ii) any shares subject to such award as to which the Committee has not made a determination that receipt of such shares by the Non-Employee Director is warranted in light of the Non-Employee Director's services to the Company and the circumstances of the Non-Employee Director's termination of service.

    (c)   Notwithstanding subparagraphs (a) and (b) above,

         (i) In the case of termination of the Non-Employee Director's service as a non-employee director of the Company due to permanent disability after the expiration of the six-month period immediately following the date of the award to the Non-Employee Director hereunder, all of the shares of the Company's Common Stock held for his account by the escrow agent shall become fully vested on the date of such termination of service, and the escrow agent shall (in accordance with Section 6) deliver a certificate or certificates representing such shares to the Non-Employee Director.

         (ii) In the case of the death of a Non-Employee Director after the expiration of the six-month period immediately following the date of the award to the Non-Employee Director hereunder, all of the shares held for his account by the escrow agent shall become fully vested on the date of his death and the escrow agent shall (in accordance with Section 6) deliver a certificate or certificates representing such shares to such person or persons as the Non-Employee Director shall theretofore have designated as beneficiary(ies) in a written instrument filed with the Committee and the escrow agent; provided, however,

               (A) that the Committee may refuse to accept a designation of beneficiary(ies) if the Committee determines that there would be an unreasonable expense or difficulty to effect distribution to such beneficiary(ies), and

               (B) the Committee may require such evidence of payment or provision for taxes, liens and claims and evidence of authority and other documentation as it shall determine to be necessary or appropriate in its sole and uncontrolled discretion.

         (iii) In the event of an "acquisition of a control interest" in the Company after the expiration of the six-month period immediately following the date of the award to the Non-Employee Director hereunder, all of the shares of the Company's Common Stock held for the Non-Employee Director's account by the escrow agent shall become fully vested on the date of such "acquisition of a control interest", and the escrow agent shall (in accordance with Section 6) deliver a certificate or certificates representing such shares to the Non-Employee Director as soon as practicable following such "acquisition of a control interest." For the purpose of this subparagraph (c)(iii), an "acquisition of a control interest" shall occur if:

               (A) twenty-five percent (25%) or more of the Company's outstanding securities entitled to vote in elections of directors ("voting securities") shall be beneficially owned, directly or indirectly (including options, conversion rights, warrants, and the like, considered as if exercised), by any person or group of persons, other than the group presently owning the same (including their affiliates and associates); or

               (B) the majority of the Board of Directors of the Company ceases to consist of the existing membership or successors nominated by the existing membership or their similar successors.

         Any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of voting securities owned by other holders shall for the purposes of this provision be deemed to constitute each party to such agreement, arrangement or understanding as the owner of such securities.

8. Effect of Recapitalization. In case of a stock split, stock dividends or other change in the Common Stock of the Company, the Committee shall make such adjustment, if any, as it deems appropriate in the number or kind of shares which remain available under the Plan for further awards and which are to be awarded to persons becoming Non-Employee Directors. Shares held by the escrow agent for the account of Non-Employee Directors which have not been forfeited pursuant to the Plan shall participate in any of such events to the same extent as any other issued and outstanding shares of the Company's Common Stock, but appropriate adjustments, if required, shall be made by the Committee, so that after giving effect to the occurrence of any of such events the escrow agent shall continue to hold such shares and/or any other securities delivered in respect thereof for the account of such Non-Employee Directors to the extent practicable upon the terms and conditions of the Plan and of awards granted hereunder.

9. Escrow Agent. The escrow agent shall be appointed by the Committee for such period and upon such terms and conditions as the Committee deems appropriate. The Committee shall have the power to remove any person from the position of escrow agent and to appoint substitute or successor escrow agents. The fees and expenses of the escrow agent shall be paid by the Company. The escrow agent shall not incur liability for any action taken pursuant to the Plan or any award granted thereunder so long as the escrow agent acts in good faith in accordance with the instructions of the Committee, and the Company, at the request of the escrow agent, may enter into an agreement indemnifying the escrow agent against any such liability and costs and expenses related hereto.

10.  Limitations.

     (a) Nothing in the Plan shall be deemed to create any obligation on the part of the Company to continue any person as a director.

     (b) The Non-Employee Director to whom an award is made shall have a right to receive the shares of Common Stock (or other stock or securities in such award) only in accordance with the terms and conditions of the Plan and such award and the determination of the Committee and not otherwise and such Non-Employee Director may not assign or transfer such award or any shares or securities not distributed to him or any interest therein.

11. Termination or Amendment of Plan. The Board of Directors of the Company may discontinue the Plan at any time prior to the date set forth in Section 2 and may from time to time amend the Plan; provided, however, that no such discontinuance or amendment shall materially affect adversely any right or obligation with respect to any award theretofore made, and no such amendment, unless approved by the stockholders of the Company, shall materially:

          (i) increase the maximum number of shares which may be awarded under thePlan (other than pursuant to Section 8);

          (ii) modify the requirements as to eligibility to receive awards hereunder; (iii) increase the benefits accruing to Non-Employee Directors hereunder or (iv) increase the cost of the Plan to the Company.

12. Expenses. All expenses to the Plan, including the fees and expenses of the escrow agent, shall be borne by the Company.

13. Effectiveness of the Plan. This Plan shall not be effective unless approved by the holders of not less than a majority of the outstanding shares of voting stock of the Company present, or represented, and entitled to vote thereon at a meeting thereof duly called and held for such purpose, and no shares awarded hereunder shall be delivered to any Non-Employee Director or beneficiary prior to such approval.

                                 EXHIBIT 10(i):

                         DEFERRED COMPENSATION PLAN FOR
                       DIRECTORS OF ENGELHARD CORPORATION
                           RESTATED AS OF MAY 7, 1987

                 [Conformed Copy -- Incorporates amendments made
                         in June 1992, November 1993 and
                                 December 1993]


                         DEFERRED COMPENSATION PLAN FOR
                       DIRECTORS OF ENGELHARD CORPORATION

                         (As restated as of May 7, 1987)


The purpose of the Deferred Compensation Plan for Directors of Engelhard Corporation (the "Plan") is to provide a procedure whereby a member of the Board of Directors of Engelhard Corporation (the "Company") may defer the payment of all or a specified part of the future compensation payable to the Director for services as a Director (including compensation payable to a Director for future services as a member of a committee of the Board).

1. Each Director who is not an employee of the Company or any of its subsidiaries may elect, on or before December 31 of any calendar year by written notice to the Company, to defer payment of all or a designated portion of the compensation payable to him for service as a Director commencing at the beginning of the next calendar year (inclusive of fees paid for attendance at meetings of the Board and committees thereof).

    Any person elected to fill a vacancy on the Board who was not a Director on the preceding December 31 may elect, within 31 days of the date of his election as a Director by written notice to the Company, to defer payment of all or a designated portion of the compensation payable to him for service as a Director from and after the date on which such election is made during the balance of the calendar year in which he was elected to the Board and thereafter.

     Deferrals hereunder shall continue until the Director notifies the Company in writing, prior to the commencement of any calendar year, that he wishes his compensation for such calendar year and all succeeding periods to be paid on a current basis. Elections to defer payment of compensation, or to discontinue such deferrals, shall be irrevocable when made.

     Any election to defer compensation pursuant to this paragraph 1 shall include an election as to whether the deferred compensation shall be credited to the Accumulated Account described in paragraph 4 or to the Stock Account described in paragraph 5; provided, however, that a Director's election to have deferred compensation credited to the Stock Account, or to discontinue having deferred compensation credited to the Stock Account, shall be effective only with respect to compensation that becomes payable on or after the date six months following the date such election is made (and during such period any compensation deferred by such Director shall be credited to the Accumulated Account). by such Director shall be credited to the Accumulated Account).

2. In addition to the deferrals described in paragraph 1 above, each Director who is not an employee of the Company shall have the option, exercisable not less than two months before any stock award vests under the Company's Stock Bonus Plan for Non-Employee Directors, to defer delivery of said stock award for a period of at least one year. An election made by a Director pursuant to this paragraph 2 with respect to a stock award shall become irrevocable as of the last day for making such election.

3.   For purposes of this Plan:

     (a) The calendar year in which a Director ceases to serve as such shall be referred to as the "Retirement Year."

     (b) The deferred compensation and dividend equivalents for any Director which are credited to the account described in paragraph 4, plus the equivalent of accumulated interest thereon, less any portion thereof theretofore distributed or transferred from such account, shall be referred to as the Director's "Accumulated Account."

     (c) The deferred compensation, deferred stock awards and dividend equivalents for any Director which are credited in the form of units to the stock account described in paragraph 5, less any portion thereof theretofore distributed from such account, shall be referred to as the Director's "Stock Account."

     (d) Shares of Common Stock of the Company shall be referred to as "Shares."

4. Except for amounts credited to the Stock Account described in paragraph 5, all deferred compensation hereunder shall be held in the general funds of the Company and shall be credited to a bookkeeping account ("Accumulated Account") maintained by the Company in the name of the Director, and shall bear the equivalent of interest from, the first day following the end of the calendar quarter to which the compensation is applicable. Interest equivalents shall be credited on December 31 of each year up to an including the year preceding that in which the last installment is paid, it being the intent that interest equivalents shall not cease to accrue upon payment of the first installment, but shall continue to accrue with respect to the balance undistributed at any time. The amount of interest equivalent credited to the Director's account shall be determined by applying the interest equivalent rate established hereunder to the balance in the Director's account (which balance shall include, for this purpose, interest equivalent accrued but not credited to the account) at the end of each month. For purposes of the foregoing, the interest equivalent rate shall be set monthly and shall be equal to 120% of the long-term federal rate, compounded monthly (within the meaning of Section 1274(d) of the Internal Revenue Code of 1986, as amended) as in effect for the month for which interest equivalent is being computed. For periods prior to January 1, 1994 the last two sentences of paragraph 4 are as follows: "The amount of interest equivalent credited to the Director's account annually shall be determined by applying the interest equivalent rate established hereunder to the average balance in the Director's account during the year. For purposes of the foregoing, the annual interest equivalent rate shall be determined by averaging the rate of interest for 3-year U.S. Treasury notes as reported in the monthly Federal Reserve Bulletin for each calendar quarter of the year for which interest is being computed.*"

5. All deferred compensation which a Director elects pursuant to paragraph 1 to have credited to the Stock Account (including any amounts transferred from the Accumulated Account pursuant to the last sentence of paragraph 1) and all stock awards deferred by a Director pursuant to paragraph 2 shall be credited in the form of units to a bookkeeping account maintained by the Company in the name of the Director. The number of units so credited shall be equal to the sum of
(i) the maximum number of whole Shares obtainable at then prevailing prices with the amounts of the Director's deferred compensation credited to the Stock Account pursuant to paragraph 1 as of the date such compensation is so credited (disregarding fractional shares) and (ii) the number of Shares corresponding to the number of the Director's deferred stock awards pursuant to paragraph 2. Each such unit shall represent the right to receive one Share at the time and in the manner determined pursuant to the Director's deferral election and the terms of this Plan.

* For periods prior to January 1, 1994 the last two sentences of paragraph 4 are as follows: "The amount of interest equivalent credited to the Directors' account annually shall be determined by applying the interest equivalent rate established hereunder to the average balance in the Director's account during the year. For purposes of the foregoing, the annual interest equivalent rate shall be determined by averaging the rate of interest for 3-year U.S. Treasury notes as reported in the monthly Federal Reserve Bulletin for each calendar quarter of the year for which interest is being computed.

     If any dividends are payable on Shares during the deferral period, dividend equivalents equal to the dividend that would have been payable on the units credited to a Director's Stock Account if such units had constituted Shares shall be handled in one of the following ways, as irrevocably elected by the Director in his deferral election:

               (i) such dividend equivalents shall be added to the Accumulated Account described in paragraph 4 above, and shall be credited with interest equivalents pursuant to said paragraph 4;

               (ii) such dividends shall be paid out currently to such Director; or

               (iii) such dividend equivalents shall be credited to the Stock Account and applied to provide additional units corresponding to the maximum number of whole Shares obtainable at then prevailing prices with such dividend equivalents (disregarding fractional shares).

The Director's election of one of the above options with respect to the handling of dividend equivalents shall become irrevocable as of the last date for making the deferral election with respect to such stock award; provided, however, that an election by a Director of the option described in (iii) above shall be effective only with respect to dividend equivalents that become payable on or after the date six months following the date such election becomes irrevocable.

     The Company may in its discretion establish a trust to satisfy its obligations under this Plan with respect to the units credited to the Stock Account and transfer to such trust Shares corresponding to such units or cash to be used by the trustee to purchase such Shares. The assets of such trust shall be subject to the claims of general creditors of the Company. If such a trust is established, any voting rights which are exercisable with respect to a number of Shares held in such trust corresponding to the number of units credited to a Director's Stock Account shall be exercised by the trustee of such trust in accordance with the directions of such Director (and the trustee shall not exercise voting rights with respect to such Shares to the extent that directions are not received from the Director).

6. The amount to which a Director is entitled hereunder shall be paid to him in any number of annual installments, as initially elected by him, up to ten, payable in January of each payment year beginning with the calendar year designated by the Director in his initial deferral election. A Director may irrevocably elect by written notice to the Company to further defer payments previously deferred under paragraph 1 hereof or delivery of stock awards previously deferred under paragraph 2 hereof to a date or dates specified in the Director's further deferral election (an "Additional Deferral Election"). An Additional Deferral Election shall specify the calendar year in which such payments or deliveries will commence and the number of annual installment payments or deliveries (up to ten). Such annual installments shall be payable in January of each payment year beginning with the calendar year specified in the Additional Deferral Election. However, in order for an Additional Deferral Election to be effective (i) the Additional Deferral Election must be made at least twelve months prior to the date the payment would otherwise be due or the delivery is otherwise scheduled to be made, as the case may be, in accordance with a prior deferral election under this Plan, (ii) the Director must agree with the Company that, if nominated and elected, he will continue to serve as a Director of the Company for at least one year following the date of the Additional Deferral Election, (iii) the Additional Deferral Election may not specify any payment of amounts hereunder or any delivery of stock hereunder on a date prior to the date such payment or delivery was otherwise due under this Plan, and (iv) the further deferral of each payment or delivery specified in the Additional Deferral Election must be for a period of at least one year. The amount of each installment shall be determined by multiplying the Accumulated Account amount and the units credited to the Director's Stock Account as of the December 31 preceding the installment payment date by a fraction, the numerator of which shall be "1" and the denominator of which shall be the number of annual installments initially elected by the Director less the number of installment payments theretofore made. If a Director should die before full payment of all amounts owing to him, his Accumulated Account and the units credited to the Director's Stock Account as of December 31 of the year of his death shall be paid to his estate in January of the calendar year following the year of his death, or the Accumulated Account and the units credited to the Director's Stock Account as at such earlier date as the Board of Directors, in its discretion, may determine may be paid in lieu thereof. Any such in lieu payment from the Accumulated Account shall be adjusted for interim interest equivalent additions to such extent, if any, as the Board of Directors shall determine. Each installment payment of units credited to a Director's Stock Account shall be made through payment of a number of whole Shares equal to the number of units which are then payable (disregarding fractional units).of units which are then payable (disregarding fractional units).

7. The right of a Director to the amounts described hereunder (including Shares) shall not be subject to assignment or other disposition by him other than by will, descent or distribution. In the event that, notwithstanding this provision, a Director makes a prohibited disposition, the Company may disregard the same and discharge its obligation hereunder by making payment or delivery thereof as though no such disposition had been made.

8. The Plan shall be administered by a committee appointed by the Board of Directors of the Company consisting entirely of members of such Board not eligible to participate in the Plan ("Committee"). The decision of the Committee with respect to any questions arising as to the interpretation of this Plan, including the severability of any and all of the provisions thereof, shall be final, conclusive and binding.

9. The Board of Directors of the Company may discontinue the Plan at any time and may from time to time amend the Plan; provided, however, that no such discontinuance or amendment shall operate to annul an election already in effect for the current calendar year or any preceding year or adversely affect the right of a Director to receive the amounts described herein, and no such amendment affecting Stock Accounts, unless approved by the stockholders of the Company, shall materially: (i) increase the maximum number of Shares which may be issued under the Plan; (ii) modify the requirements as to eligibility to defer compensation or stock awards hereunder; or (iii) increase the benefits accruing to Directors hereunder accruing to Directors hereunder.

10. Except as and to the extent otherwise provided in this Plan or in any trust referred to in paragraph 5, neither the Director nor any other person shall have any interest in any fund or in any specific asset of the Company by reason of amounts credited to the Accumulated Account or Stock Account of a Director hereunder, nor the right to receive any distribution under this Plan. Distributions hereunder shall be made from the general funds of the Company or from the trust referred to in paragraph 5, and the rights of the Director shall be those of an unsecured general creditor of the Company.

11. Nothing contained herein shall impose any obligation on the Company to continue the tenure of the Director beyond the term for which he may have been elected or retained.

                                 EXHIBIT 10(j):

                       SUPPLEMENTAL RETIREMENT PROGRAM OF
             ENGELHARD CORPORATION AS AMENDED AND RESTATED
                           EFFECTIVE JANUARY 1, 1989

                   [Conformed Copy -- Includes amendments made in June 1992, December 1993, April 1994 and November 1994]


                         SUPPLEMENTAL RETIREMENT PROGRAM
                            OF ENGELHARD CORPORATION

               (as amended and restated effective January 1, 1989)


1.   Purpose

     The Supplemental Retirement Program of Engelhard Corporation consists of two separate plans, the terms of which are set forth herein: (i) the Excess Benefit Plan and (ii) the Supplemental Executive Retirement Plan. The purpose of the Excess Benefit Plan is to provide certain salaried employees with a pension benefit payable from employer funds, notwithstanding the limitations of Section 415 of the Internal Revenue Code of 1986, as amended (the "Code") as from time to time in effect, having an actuarial value equivalent to the excess of the amount of benefits which would have been payable to such employees under the Retirement Income Plan for Salaried Employees of Engelhard Corporation ("Pension Plan") were it not for Section 415 of the Code over the amount thereof in fact payable under the Pension Plan. The purposes of the Supplemental Executive Retirement Plan are (i) to provide certain other salaried employees with a pension benefit payable from employer funds, notwithstanding the limitations of
Section 401(a)(17) and 415 of the Code as from time to time in effect (or of any similar provision of the Code or any other law or regulations that may now or hereafter limit benefits payable under qualified pension or retirement plans (all of which are herein referred to as "IRC limitations")), having an actuarial value equivalent to the excess of the amount of benefits which would have been payable to such employees under the Pension Plan were it not for the IRC limitations and any election by the employees to defer salary or bonus under the Company's Deferred Compensation Plan for Key Employees over the amount thereof in fact payable under the Pension Plan and (ii) to provide certain elected officers who complete more than ten years of service with retirement benefits in addition to those provided under the Pension Plan and, if applicable, the Excess Benefit Plan.

2.   Eligibility

     (a)  Excess Benefit Plan

     An employee shall be eligible to receive payment under the Excess Benefit Plan provided that, as of his Severance From Service Date as defined in
     Section 3.7 of the Pension Plan (the "Severance From Service Date"), such employee: (i) is a Participant as defined in Section 2.1(dd) of the Pension Plan;

          (ii) is credited under the Pension Plan with no less than 5 years of Vesting Service, as defined in Section 3.5 of the Pension Plan, except that an employee whose Vesting Service is less than 5 years will be eligible to receive payment hereunder if the sum of (A) his age in whole and fractional years, and (B) his Vesting Service, equals or exceeds 65; and

          (iii) is not affected under Section 2.1(ee) of the Pension Plan by the Internal Revenue Code Section 401(a)(17) annual limitation on Pay that can be taken into account for benefit calculation purposes under the Pension Plan.

     (b)  Supplemental Executive Retirement Plan

          An employee shall be eligible to receive payment under Part A of the Supplemental Executive Retirement Plan provided that, as of his Severance From Service Date, such employee:

          (i)   is a Participant as defined in Section 2.1(dd) of the Pension
                Plan;

          (ii) is credited under the Pension Plan with no less than 5 years of Vesting Service, except that an employee whose Vesting Service is less than 5 years will be eligible to receive payment here-under if the sum of (A) his age in whole and fractional years, and (B) his Vesting Service, equals or exceeds 65; and

          (iii) is affected (or would be affected if the Pension Plan were to take into account Deferred Compensation (as defined below) in determining Pay) under Section 2.1(ee) of the Pension Plan by the Internal Revenue Code Section 401(a)(17) annual limitation on Pay that can be taken into account for benefit calculation purposes under the Pension Plan.

          An employee shall be eligible to receive payment under Part B of the Supplemental Executive Retirement Plan provided that such employee:

          (i) is a Participant as defined in Section 2.1(dd) of the Pension Plan as of his Severance From Service Date;

          (ii) had completed less than 10 years of Credited Service, as defined in Section 3.6 of the Pension Plan, as of January 5, 1984;

          (iii) is an elected officer of Engelhard Corporation (the "Company") and designated by the Board of Directors of the Company to participate in Part B of the Supplemental Executive Retirement Plan, and is listed on Schedule A attached hereto; and

          (iv) had completed more than 10 years of Credited Service, as defined in Section 3.6 of the Pension Plan, as of his Severance From Service Date.

3.   Benefit

     (a)  Excess Benefit Plan

          An eligible employee's annual benefit under the Excess Benefit Plan shall be the difference between (i) and (ii) following:

         (i) the annualized Normal Retirement Benefit, Early Retirement Benefit or Disability Benefit, as determined under Sections 4.1, 4.2 and 6.1, respectively, of the Pension Plan (determined before application of Section 415 of the Code); and

         (ii) the benefit payable to him under the Pension Plan after application of Section 415 of the Code, including any required adjustments for retirement before social security retirement age, and other such actuarial adjustments thereto, in effect as of the date benefit payments commence under the Pension Plan.

In no event shall an eligible employee be entitled to receive an aggregate benefit, from the Pension Plan and the Excess Benefit Plan, greater than that which he would have received under the Pension Plan but for Section 415 of the Code.

     (b)  Part A of Supplemental Executive Retirement Plan

An eligible employee's annual benefit under Part A of the Supplemental Executive Retirement Plan shall be the difference between (i) and (ii) following:

         (i) the annualized Normal Retirement Benefit, Early Retirement Benefit or Disability Benefit, as determined under Section 4.1,
                4.2 and 6.1, respectively, of the Pension Plan, determined before application of the IRC limitations, and determined as if the employee's Pay (as defined in Section 2.1(ee) of the Pension
                Plan), for Plan Years beginning on or after January 1, 1994, for a Plan Year included salary and bonus that he elected to defer under the Deferred Compensation Plan for Key Employees of the Company ('Deferred Compensation') and which would otherwise have been paid in the Plan Year; and

          (ii) the benefit payable to him under the Pension Plan after application of the IRC limitations (and without modifying the definition of Pay in the Pension Plan to include Deferred Compensation), including any required adjustment for retirement before social security retirement age, and other such actuarial adjustments thereto, in effect as of the date benefit payments commence under the Pension Plan.

          In no event shall an eligible employee be entitled to receive an aggregate benefit, from the Pension Plan, the Excess Benefit Plan and Part A of the Supplemental Executive Retirement Plan, greater than that which he would have received under the Pension Plan but for the IRC limitations and, for periods beginning on or after January 1, 1994, his elective deferral of Deferred Compensation. (c)Part B of Supplemental Executive Retirement Plan.

          An eligible employee's annual benefit under Part B of the Supplemental Executive Retirement Plan shall be the difference between (i) and (ii) following:

          (i) the annualized Normal Retirement Benefit, Early Retirement Benefit or Disability Benefit, as determined under Section 4.1, 4.2 and 6.1, respectively, of the Pension Plan (determined before application of the IRC limitations) as if the employee's number of years of Credited Service were equal to the sum of (A) the employee's actual number of year of Credited Service as of his Severance From Service Date plus (B) the lesser of 5 years of Credited Service or one-half of the employee's actual number of years of Credited Service in excess of 10 as of his Severance From Service Date and as if the employee's Pay, for Plan Years beginning on or after January 1, 1994, for a Plan Year included Deferred Compensation which, but for the employee's deferral election, would have been paid in the Plan Year; and

          (ii) the annualized Normal Retirement Benefit, Early Retirement Benefit or Disability Benefit, as determined under Section 4.1, 4.2 and 6.1, respectively, of the Pension Plan (determined before application of the IRC limitations and by including Deferred Compensation in Pay for Plan Years beginning on or after January 1, 1994 as provided in Section 3(b)(i) hereof) based on the employee's actual number of years of Credited Service as of his Severance From Service Date.

4.   Administration

     The Excess Benefit Plan and the Supplemental Executive Retirement Plan shall be administered by the Pension and Employee Benefit Plans Committee (the "Committee") which, in so doing, shall be entitled to exercise with respect to each such Plan all the powers and authorities with respect to the Pension Plan vested in the Committee under the Pension Plan.

5.   Payment Form

     (a) Except as provided in Paragraphs (b), (c) and (e) of this Section 5, an eligible employee's benefit under the Excess Benefit Plan and/or the Supplemental Executive Retirement Plan shall be subject to the same terms, conditions and adjustments as the benefit such employee receives from the Pension Plan, and an employee's elections under the Pension Plan as to retirement date, form of payment, beneficiary, etc., shall be deemed elections under the Excess Benefit Plan and the Supplemental Executive Retirement Plan as well.

     (b) Notwithstanding Paragraph (a) of this Section 5, (i) an employee may elect pursuant to this Paragraph (b) that the benefit payable under the Excess Benefit Plan and/or the Supplemental Executive Retirement Plan with respect to him be paid to such employee or, following the employee's death, to his beneficiary or beneficiaries in accordance with the following provisions of this Paragraph (b) by filing a written application with the Committee not less than 60 days prior to the date benefits payable to the employee and his beneficiaries under the Pension Plan commence to be paid and (ii) an employee who elects a lump sum option under Section 7.5(e) of the Pension Plan shall not receive his benefit under the Excess Benefit Plan or the Supplemental Executive Retirement Plan in a lump sum but shall instead be deemed to have elected to receive such benefit in accordance with the following provisions of this Paragraph (b) unless the employee elects another form of distribution pursuant to Paragraph (c) of this
     Section 5. Notwithstanding the foregoing, an employee who is subject to the limitations of Section 16 of the Securities Exchange Act of 1934, as amended, shall not be entitled to elect (and shall not be deemed to have elected) to have his benefit under the Excess Benefit Plan and/or the Supplemental Executive Retirement Plan paid in accordance with the provisions of this Paragraph (b) until after his Severance From Service Date. In the event such an employee does make (or is deemed to have made) such an election following his Severance From Service Date, the "Pension Distribution Date" defined in subparagraph (i) below applicable to such employee shall not occur earlier than the date on which the employee makes (or is deemed to have made) such election.

          (i) If an employee elects, or is deemed to have elected, to receive his benefit under the Excess Benefit Plan and/or the Supplemental Executive Retirement Plan pursuant to this Paragraph
               (b), the Committee shall determine the lump sum value of the employee's benefit as of the date benefits payable to the employee and his beneficiaries under the Pension Plan commence to be paid (the "Pension Distribution Date"). Said lump sum value shall be equal to the sum of (A) the present value of the benefits otherwise payable to the employee under the Excess Benefit Plan and/or the Supplemental Executive Retirement Plan in the form of a straight life annuity determined in accordance with the factors, methods and assumptions used for determining actuarial equivalence under the Pension Plan as in effect on such Pension Distribution Date plus (B) the present value of the benefit derived by the Company from the deferral of payments to the four succeeding anniversaries of such Pension Distribution

               Date in accordance with subparagraph (iii) below as measured on the basis of the excess (if any) of the prime rate prevailing in New York City (as determined by the Committee) on such Pension Distribution Date over the annual dividend rate on the Company's common stock on such date grossed up to a pre-tax figure, determined by dividing the amount of taxable dividends paid per share of Company common stock during the 12-month period ending on the Pension Distribution Date by an amount equal to the mean between the highest and lowest quoted selling prices of a share of such stock on the New York Stock Exchange - Composite Transactions on the Pension Distribution Date and then dividing the result by the difference between 1.00 and the effective federal income tax rate applicable in determining the Company's net after-tax income for its annual accounting period next preceding (or ending on) such Pension Distribution Date. (ii)g (or ending on) such Pension Distribution Date. (ii)ion Distribution Date. (ii)g (or ending on) such Pension Distribution Date.

          (ii) The Committee shall determine the number of shares of the Company's common stock equivalent in value to the lump sum value determined pursuant to subparagraph (i) above by dividing an amount equal to the mean between the highest and lowest quoted selling prices of a share of such stock on the New York Stock Exchange - Composite Transactions on the Pension Distribution Date into the lump sum value determined pursuant to subparagraph
               (i) above, and rounding to the nearest whole number of shares.

          (iii)Subject to subparagraphs (iv) and (v) below, the number of shares determined pursuant subparagraph (ii) above shall be paid in installments to the employee or, following his death, to his beneficiary or beneficiaries, as follows: (A) a number of shares of the Company's common stock equal to 20% of the number of such shares determined pursuant to subparagraph (ii) above, rounded to the nearest whole number, shall be paid as soon as practicable following the employee's Pension Distribution Date and on each of the three succeeding anniversaries of such Pension Distribution Date and (B) the balance of the number of such shares determined pursuant to subparagraph (ii) above shall be paid on the fourth anniversary of such Pension Distribution Date.

          (iv) As a condition to receiving benefits pursuant to this Paragraph
               (b), the employee shall agree that for a period of five years following such Pension Distribution Date, he shall not (on his own behalf, either as an officer, shareholder, partner, employee or otherwise or on behalf of any significant competitor of the Company), in any manner, directly or indirectly without the express prior written consent of the Company, or except on behalf of the Company, engage in any activity, accept employment with, render any service in any capacity to or have any interest in (including investment in the equity securities of) any business or enterprise or other activity (x) which will conflict with the significant interests of the Company or its business or (y) which is a significant competitor of or is in significant competition with the Company; provided, however, that the employee may acquire or hold (beneficially and of record) up to but not more than 1% of the equity securities of any such significant competitor or entity without the consent of the Company if such equity securities are listed on the New York Stock Exchange or the American Stock Exchange or are quoted on NASDAQ. If the employee shall violate such agreement, he shall forfeit his right to any remaining installments to which he would otherwise have been entitled pursuant to this Paragraph (b) and shall be entitled to no further benefits under the Excess Benefit Plan or the Supplemental Executive Retirement Plan. (v)ental Executive Retirement Plan.

          (v) The Company may in its sole discretion establish a revocable trust as the Company's agent for payment of the installments described in subparagraph (iii) above and transfer to the trustee thereof all or any part of the stock payable pursuant to said subparagraph (iii). If the Company establishes such a trust, the Company shall retain the right to revoke such trust at any time and for any reason. Such trust may provide that any dividends paid on any shares of the Company's common stock held by the trustee shall be paid out to the person or persons to whom the stock is tentatively distributable as an additional benefit and may also provide that the trustee in exercising voting rights with respect to shares held by it shall follow any directions that the trustee may receive from the person or persons to whom the stock is tentatively distributable; provided, however, that the Company shall have the right at any time to eliminate any such provisions from the trust instrument. Neither the employee nor his spouse, child, beneficiary or any other party (other than the Company) shall have any interest in the assets of such trust until amounts are actually distributed, and the employee and his beneficiaries shall have the status of an unsecured general creditor of the employee's employer with respect to any benefits which become payable hereunder. If the necessary shares of the Company's common stock are not held in a trust described in this subparagraph (v) at the time that the employee or his beneficiary or beneficiaries becomes entitled to receive an installment pursuant to subparagraph (iii) above, such installment shall not be paid in the form of shares of the Company's common stock, but the employee or his beneficiary or beneficiaries shall instead receive a cash payment of an amount equal to the value of the shares that would otherwise have been paid (with the value of each such share being based on the mean between the highest and lowest quoted selling prices on the New York Stock Exchange - Composite Transactions for the Company's common stock on the date on which the installment would otherwise have been paid).

          (vi) For the purposes of this Paragraph (b), an employee's beneficiary or beneficiaries shall be the person or persons so designated by the employee on a form filed with the Committee specifically referring to this Paragraph (b). If no such effective designation is on file with the Committee at the time of the employee's death, the employee's beneficiary shall be his estate.of the employee's death, the employee's beneficiary shall be his estate.

     (c) An employee may elect pursuant to this Paragraph (c) that the benefit payable under the Excess Benefit Plan and/or the Supplemental Executive Retirement Plan with respect to him be payable in a form (other than in a lump sum) differing from that in which the benefit with respect to him shall be paid under the Pension Plan if such form of benefit under the Excess Benefit Plan and/or the Supplemental Executive Retirement Plan is
     (i) selected by the employee in a written application filed with the Committee not less than 60 days prior to the date benefits payable to the employee and his beneficiaries under the Pension Plan commence to be paid,
     (ii) permissible under the Pension Plan and (iii) approved by the Committee, and shall be subject to the same terms and conditions as would apply to such benefit had it been paid under the Pension Plan except for any term or condition limiting pursuant to the IRC limitations the benefits that may be paid to any individual.

     (d) Benefits under the Excess Benefit Plan and the Supplemental Executive Retirement Plan shall be paid from the general assets of the employee's employer and shall not be separately funded. No trust shall be established in connection herewith except for any revocable trust established pursuant to Paragraph (b) of this Section 5; and no assets of any employee's employer shall be set aside, other than tentatively, for the purpose of paying benefits under the Excess Benefit Plan or the Supplemental Executive Retirement Plan.

     (e) Anything in this Supplemental Retirement Program to the contrary notwithstanding, in no event may the benefits hereunder be paid in the form of a lump sum distribution other than as provided in Paragraph (b) of this
     Section 5.

6.   Committee Determinations

     Any determination of the Committee with respect to (a) any employee's eligibility for a benefit under the Excess Benefit Plan or the Supplemental Executive Retirement Plan, (b) the amount of such benefit, (c) the form, duration, terms and conditions of payment thereof, and (d) any other question or matter arising under the Excess Benefit Plan or the Supplemental Executive Retirement Plan, shall be final and binding on the employers, employees, beneficiaries and all other persons.

7.   Interest of Employees and Others

     No employee, spouse, child, beneficiary or other party shall have any interest in amounts due and payable under the Excess Benefit Plan or the Supplemental Executive Retirement Plan until such amounts are actually distributed and the employee and his beneficiaries shall have the status of an unsecured general creditor of the employee's employer with respect to any benefits which become payable under the Excess Benefit Plan or the Supplemental Executive Retirement Plan.

 8.  Non-Qualified Plan

     The Excess Benefit Plan and the Supplemental Executive Retirement Plan are not intended to qualify under Section 401 of the Internal Revenue Code. The protections, obligations, rights and duties described in the Internal Revenue Code and applicable to employee pension plans qualifying under said Section 401 of the Code have no application to either the Excess Benefit Plan or the Supplemental Executive Retirement Plan. The provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") relating to employee pension benefit plans and/or employee welfare benefit plans shall have no application to the Excess Benefit Plan. In the case of the Supplemental Executive Retirement Plan, the only provisions of ERISA that are applicable are certain reporting and disclosure provisions of Part 1 of Subtitle B of Title I of ERISA and certain provisions relating to administration and enforcement set forth in Part 5 of Subtitle B of Title I of ERISA.

9.   No Enlargement of Employee Rights

     Nothing contained in the Excess Benefit Plan or the Supplemental Executive Retirement Plan shall be deemed to give any employee the right to be retained in the service of his employer or to interfere with the right of such employer to discharge or retire any employee at any time.

10.  Amendment and Termination

     The Company, by action of its Board of Directors, reserves the right to amend or terminate the Excess Benefit Plan or the Supplemental Executive Retirement Plan, or both, at any time. References to provisions of the Pension Plan contained herein relate to the Pension Plan as amended and restated effective as of January 1, 1994. Any subsequent amendment to the Pension Plan, to the extent it affects any reference thereto contained in the Excess Benefit Plan and the Supplemental Executive Retirement Plan, shall be deemed to concurrently amend and shall be given full force and effect under the Excess Benefit Plan and the Supplemental Executive Retirement Plan, as if such amendment were separately adopted hereunder.

                                 EXHIBIT 10(k):

                 ENGELHARD COPORATION DIRECTORS AND EXECUTIVES
                     DEFERRED COMPENSATION PLAN (1990-1993)

                     [Conformed Copy -- Includes amendments
                             made in November 1993]


                 ENGELHARD CORPORATION DIRECTORS AND EXECUTIVES
                           DEFERRED COMPENSATION PLAN

                                  [1990 - 1993]


1.   Eligibility

Participation in this Plan is limited to (a) nonemployee directors of Engelhard Corporation and (b) those key executive employees of Engelhard Corporation or its subsidiary corporations ("Engelhard") who have been approved for participation in this Plan by the Compensation Committee of the Board of Directors of Engelhard ("the Committee") or, if the Committee so resolves, by the Chief Executive Officer of Engelhard.

As a condition of eligibility, each person invited to participate may be required to take a physical examination prescribed by Engelhard. The Committee may exclude from participation anyone whose life, based on such examination, is not medically insurable by an insurer of Engelhard's choice at standard premium rates.

2.   Deferral of Compensation

During such period or periods as may from time to time be selected by the Committee each person eligible to participate in the Plan shall be given the opportunity to elect irrevocably to defer a portion of the compensation that otherwise would be payable to such person by Engelhard for services rendered following the making of such election as a director or employee, as the case may be. The period of deferral shall be four years, all deferrals shall be in multiples of $1,000, the minimum amount deferred shall be $8,000 ($2,000 per year), and the maximum amount deferred shall be 15 percent of an employee's Compensation and 100% of an nonemployee director's Compensation. "Compensation" for employees is the sum of (i) annualized base salary approved as of December 13, 1989 and (ii) regular or special bonus which was paid in February 1989. For nonemployee directors, "Compensation" means annualized Director's fees, attendance fees and Chairman's fees expected to be paid in or payable for 1990. The amount deferred by an employee participant shall be deferred by means of reductions in the employee's (i) base salary, (ii) bonus or (iii) a combination of both base salary and bonus, as the participant shall elect, in four equal annual amounts. The amount deferred by a nonemployee director shall be deferred by means of reductions in the director's quarterly fees, in equal annual amounts to the maximum extent possible, over the four-year deferral period.

The opportunity to make the foregoing deferral election shall be given to those persons initially selected to participate in this Plan during the month of December 1989, with respect of Compensation that would otherwise be payable (i) to each nonemployee director for services rendered after receipt by Engelhard during the above referenced election period of the director's irrevocable election to defer and (ii) to each employee for services rendered and bonus paid during the period February 1, 1990 through December 31, 1993. Thereafter, such opportunity shall be given (a) to a person initially eligible to participate only with respect to Compensation that would otherwise be payable to him during the balance of the four-year period commencing in a calendar year following the year in which the election is made, and (b) to a person later selected to participate in this Plan with respect to Compensation that would otherwise be payable to him for services rendered after the end of the calendar month in which Engelhard receives his irrevocable election to defer.

3.   Supplemental Retirement Benefit

If a nonemployee director participant continues to serve upon the Engelhard Board of Directors for a period of four years following the commencement of the deferral referred to in Section 2 hereof, or if an employee participant continues in employment or to serve upon the Engelhard Board of Directors throughout the designated four-year amount elected by him, then the participant shall be entitled to receive from Engelhard 180 equal monthly payments in the amount specified as a Supplemental Retirement Benefit in the Participation Agreement. Unless the participant elects otherwise, such payments shall begin on the first day of the month following the participant's 65th birthday or, if later, the end of the four-year deferral period. If the commencement of payments hereunder is subsequent to the first day of the month following a participant's 65th birthday, the participant shall elect, at the time of his deferral election, to have Supplemental Retirement Benefits paid for (a) 180 months or
(b) the number of months between the commencement of Supplemental Retirement Benefits and the month in which occurs the participant's 80th birthday. If the participant's election results in payments of less than 180 months' duration, the amount of each monthly payment shall be increased to provide an actuarially equivalent benefit.

If the commencement of payments hereunder is prior to the participant's 65th birthday, but in no case before attaining age 60, the participant shall elect, at the time of his deferral election, to have Supplemental Retirement Benefits paid for (a) 180 months or (b) the number of months between the commencement of Supplemental Retirement Benefits and the month in which occurs the participant's 80th birthday. If the participant's election results in payments of greater than 180 months' duration, the amount of each monthly payment shall be decreased to provide an actuarially equivalent benefit.

A participant may elect by written notice to Engelhard to irrevocably defer the date on which Supplemental Retirement Benefits will commence to be paid to a date specified in the deferral election (the "Additional Deferral Election"). The number of Supplemental Retirement Benefit payments to a participant shall not change as a result of the Additional Deferral Election. However, the amount of the Supplemental Retirement Benefit payments shall be adjusted to provide an actuarially equivalent benefit. In order for an Additional Deferral Election to be effective (i) the Additional Deferral Election must be made at least twelve months prior to the date payments would otherwise commence in accordance with a prior deferral election under this Plan, (ii) a participant who is an employee must agree with Engelhard to remain employed by Engelhard (on the same terms and conditions as in effect on the day preceding the additional period of employment, subject to any changes mutually agreed to by the parties and subject to the Company's right to terminate the participant's employment at any time) for at least one additional year following the date of the Additional Deferral Election, (iii) a participant who is a nonemployee director must agree with Engelhard that, if nominated and elected, he will continue to serve as a director of Engelhard for at least one year following the date of the Additional Deferral Election, (iv) the Additional Deferral Election may not specify any payment of amounts hereunder on a date prior to the date such payment or delivery was otherwise due under this Plan, and (v) the deferral of commencement of payments specified in the Additional Deferral Election must be for a period of at least one year.

If a participant does not cause the deferral of the full amount elected by him because the compensation payable to such participant has proved insufficient to accommodate such full deferral, of if such participant retires under the Retirement Income Plan for Salaried Employees of Engelhard Corporation ("Retirement Plan") prior to the end of such four-year period, or if such participant ceases to be a participant within such four-year period because his employment terminated or he ceases to be a nonemployee director, the amount payable shall be reduced by multiplying such Benefit by a fraction (i) the numerator of which shall be the aggregate amount actually deferred prior to termination and (ii) the denominator of which shall be the full amount elected for deferral. A participant whose employer ceases to be a subsidiary of Engelhard shall be considered to have terminated his or her employment on the ted his or her employment on the date such employer ceases to be a subsidiary. date such employer ceases to be a subsidiary.

If a participant should die after payment of such Supplemental Retirement Benefit begins but before receipt of the last of such payments, the amounts unpaid shall be paid on their due dates to the participant's beneficiary designated in the Participation Agreement or, failing such designation, to the participant's legal representatives.

4.   Survivor Benefit

If a participant should die prior to commencement of payment of the Supplemental Retirement Benefit provided under Section 3 hereof, no Supplemental Retirement Benefit shall become payable, but in lieu thereof the Survivor Benefit specified in the Participation Agreement shall be paid to the participant's designated legal representatives. Such Survivor Benefit shall be paid in 180 equal monthly installments beginning on the first day of the month following the month in which the participant's death occurs.

5.   Amount of Supplemental Retirement and Survivor Benefits

The amount of Supplemental Retirement and Survivor Benefits to be included in the Participation Agreements are set forth in the Schedule attached to this Plan, but may be amended as specified in Section 7. In addition, if a participant makes an effective Additional Deferral Election pursuant to Section 3 hereof, his Supplemental Retirement Benefits shall be adjusted in order to provide an actuarially equivalent benefit.

6.   Financing

Engelhard proposes to finance its obligations under this Plan by the purchase of one or more policies of life insurance upon the lives of participants, with Engelhard to be the owner of and beneficiary under such policies. No participant shall have any right or interest in any such policy or the proceeds thereof or in any other specific fund or asset of Engelhard or any participating subsidiary as a result of the Plan. The rights of participants to benefit payments hereunder shall be no greater than those of an unsecured creditor. Each participant shall cooperate fully in the application by Engelhard for, and in the maintenance of, any policy or policies of insurance upon such participant's life.

7.   Amendment or Termination

Subject to Section 9, the Board of Directors of Engelhard or the Committee may terminate or amend this Plan at any time. The rights of any participant under a Participation Agreement shall not be impaired by such termination or amendment except that the Board of Directors may amend the amounts of Supplemental Retirement and Survivor Benefits payable under the Plan to reflect any adjustment to the assumed rate of earnings accrued on deferred amounts which the Board of Directors in its sole judgement may deem necessary for Engelhard to provide the plan benefits and cover its cost of borrowed money, in response to changes in the tax laws or insurance policy dividend levels.

8.   Administration

The Plan shall be administered by such person or persons as may be appointed from time to time by the Committee. The Committee shall be responsible for any interpretation of the Plan or the Participation Agreement that may be required. The Committee shall have discretionary authority to determine eligibility to participate and the amount of benefits to which participants may be entitled under the Plan.

9.   Change in Control

Notwithstanding anything contained in this Plan to the contrary, upon the occurrence of a "Change In Control" (as hereinafter defined) neither the Board of Directors of Engelhard, nor the Committee, nor any other party shall be entitled to terminate or amend this Plan, or otherwise to impair the rights of any participant hereunder even if there occurs a change in the tax laws or other events adversely affecting the financing of the benefits payable under the Plan. Engelhard or its successor hereby agrees to reimburse participants for any expense incurred by them (including attorneys fees and costs) to enforce their rights under this Section 9.

At the time a participant makes a deferral election pursuant to Section 2 hereof, he shall be required to make an irrevocable election as to whether, upon the occurrence of a Change In Control, he wishes to receive a "lump sum payment" (as hereinafter defined) or to remain subject to the deferral election so made hereunder. If a participant elects a "lump sum payment" he shall also be required to elect whether to receive such payment (a) immediately (i.e., within 90 days) following a Change In Control regardless of whether or not his employment with Engelhard continues or (b) only upon termination of his employment with Engelhard, prior to the date at which Supplemental Retirement Benefits are to commence hereunder, following such Change In Control. "Lump sum payment" shall mean a return of all principal amounts deferred by the participant plus earnings accrued at a per annum rate of 11.0% (compounded annually) to the elected Benefit Commencement Date.

A "Change In Control" for the purpose of the preceding paragraphs shall occur if:
         (A) twenty-five percent (25%) or more of Engelhard's outstanding securities entitled to vote in election of directors ("voting securities") shall be beneficially owned, directly or indirectly (including options, conversion rights, warrants, and the like, considered as if exercised), by any person or group of persons, other than the groups owning of the same on January 1, 1990 (including their affiliates and associates); or

         (B) the majority of the Board of Directors of Engelhard ceases to consist of the membership in existence on January 1, 1990 or successors nominated by said existing membership or their similar successor; or

         (C) any other event or transaction occurs as a result of which any payment made pursuant to this Agreement could be treated as contingent on such event or transaction for the purposes of
               Section 280G of the Code.

Any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of voting securities owned by other holders shall for the purposes of this Section 9 be deemed to constitute each party to such agreement, arrangement or understanding as the owner of such securities.

Notwithstanding the foregoing subparagraph, an event or transaction shall not be considered an "acquisition of a control interest" if such event or transaction is approved by a majority of the membership of the Board of Directors of Engelhard as in existence on January 1, 1990 or successors nominated by said existing membership or their similar successors.

References to sections of the Code set forth in this Section 9 shall be deemed to include references to successor sections of the Code or of any successor code or statute.

10.  Miscellaneous

The term "subsidiary" as used herein shall include any corporation, partnership or joint venture controlled directly or indirectly by Engelhard and the term "participating subsidiary" shall mean any subsidiary that adopts the Plan for its subsidiaries with the consent of the Committee.

No amount payable under the Plan or any Participation Agreement shall be subject to assignment, transfer, sale, pledge, encumbrance, alienation or charge by a participant or the beneficiary of a participant except as may be required by law.

"Actuarial equivalent" or "actuarially equivalent", as used herein, shall mean the present value of benefits determined at a rate of interest of 11.0% per annum, compounded annually.

11.  Termination For Cause

Notwithstanding any other provision of the Plan or any Participation Agreement, if an employee-participant is terminated by Engelhard "For Cause" (as hereinafter defined), then the Supplemental Retirement Benefit to which such participant is otherwise entitled pursuant to Section 3 hereof shall be paid in an actuarially equivalent lump sum as soon as practicable following his termination of employment; provided, however, that interest equivalents credited to the amounts actually deferred by the participant shall be determined at a rate of 6 percent per annum, compounded annually.

For the purpose of the preceding paragraph, a termination of employment shall be "For Cause" if (a) the participant has been convicted of a felony by a court of competent jurisdiction and such conviction is no longer subject to direct appeal, or (b) the participant has been adjudicated by a court of competent jurisdiction to be liable for a willful and material breach of the participant's duties resulting in material injury to Engelhard and such adjudication is no longer subject to direct appeal.

                                 EXHIBIT 10(m):

                   SEPARATION AGREEMENT WITH ROBERT L. GUYETT

                                                     April 28, 1995


Mr. Robert Guyett
20 Parsonage Hill Road
Short Hills, New Jersey 07078


Dear Bob:

This letter is to confirm the terms under which your employment with Engelhard will change.

Your last day of active employment with Engelhard will be May 4, 1995. Salary continuation will begin on May 5, 1995 and will end upon the first to occur of the following: (i) December 1, 1996, (ii) Orin Smith (whether or not an employee of Engelhard) reasonably determines that you have acted or are acting contrary to Engelhard's interest or, if Orin Smith is unable to make such a determination because of death or incapacity, William Dugle reasonably determines that you have acted or are acting contrary to Engelhard's interest, (iii) your death, or
(iv) you have secured alternate employment in violation of the provisions set forth in Attachment 1. Salary continuation payments will be based on your current salary of $31,190.00 per month. The salary continuation provided for in this paragraph is in lieu of any and all payments under any and all other severance or salary continuation plans and policies of Engelhard.

Only a portion of the salary continuation period may be included in determining service under the Retirement Income Plan for Salaried Employees of Engelhard Corporation as amended (the "RIP"). Since you will not have sufficient service to vest under the RIP, you will not be entitled to receive a pension under the RIP or under the Supplemental Excess Retirement Program of Engelhard Corporation as amended (the "SERP"). Engelhard will however pay to you an amount equivalent to the amount you would have received under the RIP and the SERP if your accrued benefit under these plans was vested ("Alternate Retirement Plan"). Such amount will be based on the period from September 23, 1991 to the date on which the salary continuation described above terminates, will take into account the salary continuation payments and cash bonus, if any, received by you during that period, will be paid in the same manner as payments are made under the SERP, will terminate on the same basis that benefits under the SERP terminate, and will (as is the case with the SERP) be a nontransferable general unsecured obligation of Engelhard.

Medical, life insurance and dental coverage will remain in effect until the end of the period for which salary continuation payments are made or until you secure alternate employment, whichever is earlier. These coverages, including the termination of such coverages, will be in accordance with the terms and provisions of each applicable plan. You may be able to extend certain coverages at the end of the applicable period at your expense if you are not covered under another plan.

All other coverages and benefits, such as, but not limited to long term disability, short term disability (if you are receiving salary continuation payments as provided for in this letter, such payments do not terminate because of disability), salary deferral savings (401K plan), and vacation, cease on May 4, 1995.

Any vacation benefit for 1995 which is unused will be paid as a lump sum following the end of the salary continuation period.

Stock options previously awarded to you under the Engelhard Corporation Stock Option Plan of 1991 as amended ("Stock Option Plan") and shares previously awarded to you under the Key Employees Stock Bonus Plan of Engelhard Corporation as amended ("Stock Bonus Plan") will be subject to the terms of the respective plans. If the shareholders at the Annual Shareholders Meeting of Engelhard scheduled for May 1995 approve the amendment to the Stock Option Plan to permit the Stock Option/Stock Bonus Committee (the "Committee") to extend the period following termination of employment in which an individual may exercise options previously awarded under the Stock Option Plan, Engelhard will recommend to the Committee that the maximum extension be granted with respect to the options previously awarded to you under the Stock Option Plan. Such recommendation to the Committee will be made at the first regularly scheduled meeting of the Committee following approval of the above described amendment to the Stock Option Plan by the shareholders and receipt by Engelhard of the duplicate of this letter signed by you. The Committee may approve such extension conditioned on you not breaching any of your obligations set forth in this letter or its attachments or exhibits. Shares previously awarded to you under the Stock Bonus Plan and options previously awarded to you under the Stock Option Plan will continue to vest and become exercisable in accordance with their existing vesting schedule so long as you continue receiving salary continuation payments. If the salary continuation period terminates on December 1, 1996 and not earlier by reason of your acting or having acted contrary to Engelhard's interest, or by reason of your death, or by reason of you having secured alternate employment, and if you are entitled to receive or are receiving payment or payments under the Alternate Retirement Plan described above, Engelhard has (i) recommended to the Committee that it consider you as having terminated your employment due solely to retirement under Section 6(c)(i) of the Stock Bonus Plan and that the shares held in your account by the escrow agent under the Stock Bonus Plan should vest on December 1, 1996 and (ii) recommended to the Committee that it accelerate the right to exercise all of your remaining unexercisable options.

If an event or a series of events occur which make it certain that under no circumstance will you or your beneficiary vest in all or a portion of the shares previously awarded to you under the Stock Bonus Plan, then and only then will Engelhard pay to you or your beneficiary an amount determined by Engelhard in its judgment to be equal to the value of such shares previously awarded under the Stock Bonus Plan and which will not, under any circumstance, vest.

Commencing on May 5, 1995 and ending on December 1, 1996 (or earlier as provided for in Exhibit A) Engelhard engages you to perform the services described in Exhibit A on the terms and conditions described in Exhibit A and you agree to perform such services on such terms and conditions. Payments to be made to you under the provisions of Exhibit A will be made to you in the same manner as salary payments are made to Engelhard employees (there will be withholding for federal and state income taxes, FICA, and other similar items and a W-2 Form will be issued). Payments made to you under the provisions of Exhibit A will not be included in determining your benefit, if any, under the Alternate Retirement Plan.

You will be recommended for a 1995 cash bonus which will take into consideration your contributions to Engelhard and will be based on the period January 1, 1995 to May 4, 1995. The amount of such cash bonus (pro rated for the applicable time period) will be determined and paid by Engelhard in the same manner as cash bonuses for 1995 are determined and paid for other Engelhard executives. This amount, if any, will be included in determining your benefit, if any, under the Alternate Retirement Plan.

During the period you receive salary continuation you may continue to use the company car currently provided to you. Engelhard will maintain insurance with respect to such vehicle; you will be responsible for all other costs and expenses, including but not limited to routine maintenance. If the salary continuation period terminates on December 1, 1996 and not earlier, you will be offered the opportunity to purchase the car at its fair market value. If you want to accept the offer, you must complete the purchase within ten days of the offer being made by Engelhard.

In consideration for the extended salary continuation period, your engagement under the terms and conditions of Exhibit A, the offer of the Alternate Retirement Plan (subject to the terms set forth above) and the offer to recommend that the Committee take certain actions (subject to the terms set forth above), you will sign, have notarized and return the Release and Waiver attached as Exhibit B. This will be done by no later than May 31, 1995. In addition, if requested by Engelhard, you will re-execute and have notarized the Release and Waiver promptly following the final salary continuation payment to you. The additional consideration provided to you is subject to and contingent on you executing and re-executing as described the Release and Waiver.

Your obligations and Engelhard's rights under the Confidentiality and Patent Agreement which you executed remain in effect.

If the foregoing accurately sets forth the terms and conditions of your change of employment with Engelhard, please sign the duplicate of this letter where indicate and return it to me by May 31, 1995.

                                            Very truly yours,



                                            /s/William Dugle
                                            ----------------
                                              William Dugle

READ AND AGREED TO

/s/Robert Guyett
----------------
Robert Guyett

EXHIBIT A


1. Engelhard engages you to provide financial management services, advice and direction with respect to joint ventures of Engelhard, and such other services as may be requested from time to time by Engelhard's Chief Executive Officer or President on the terms and conditions set forth below. You agree to perform such services as may be requested by Engelhard to the best of your ability.

2. During the period commencing on May 5, 1995 and ending on December 31, 1995 inclusive you will, if requested by Engelhard, provide at least 25 days of services. As compensation for such services, Engelhard will pay you $50,000 payable as set forth in Schedule 1. If during such period Engelhard requests and you perform more than 25 days of services, Engelhard will pay you $3000 for each such day of services in excess of 25 days. Payment for such excess days of services will be made by Engelhard within 30 days following written notice by you to Engelhard that you have rendered such excess services during such period.

3. During the period commencing on January 1, 1996 and ending on December 1, 1996 inclusive you will, if requested by Engelhard, provide at least 25 days of services. As compensation for such services, Engelhard will pay you $75,000 payable as set forth in Schedule 1. If during such period Engelhard requests and you perform more than 25 days of services, Engelhard will pay you $3000 for each such day of services in excess of 25 days. Payment for such excess days of services will be made by Engelhard within 30 days following written notice by you to Engelhard that you have rendered such excess services during such period.

4. From all payments made to you, Engelhard will withhold amounts for federal and state income taxes, FICA and other similar items which Engelhard is obligated to do so with respect to compensation paid to its employees. If your engagement is terminated as provided for in Paragraph 10 below, payments which are not due on or before the date of such termination will not become due, however,

        (i) if such termination is on or before December 31, 1995 (within the period described in Paragraph 2 of this Exhibit A) and if the product of
        (a) the number of days of service requested by Engelhard and actually rendered by you during the period from May 5, 1995 to termination and
        (b) $2,000.00 exceeds the amount paid to you with respect to the period described in Paragraph 2 of this Exhibit, Engelhard will pay you the amount of such excess, and

        ii) if such termination is on or after January 1, 1996 and on or before December 1, 1996 (within the period described in Paragraph 3 of this Exhibit A) and if the product of (a) the number of days of service requested by Engelhard and actually rendered by you during the period from January 1, 1996 to termination and (b) $3,000.00 exceeds the amount paid to you with respect to the period described in Paragraph 3 of this Exhibit A, Engelhard will pay you the amount of such excess.

5. A day of rendering services consists of at least four hours during a calendar day spent by you in performing the services requested by Engelhard. If you perform less than four hours of services in any calendar day, you will be deemed to have rendered a fraction of a day of services based on an four hour day. If you perform more than four hours of services in a calendar day, you will, irrespective of anything to the contrary, be deemed to have performed one day of services.

6. Engelhard will reimburse you for all reasonable travel, lodging and food expenses, as well as other routine business expenses necessarily incurred by you while carrying out requested services as set forth in Paragraph 1 above. You will submit to Engelhard reports of such expenses, accompanied by such receipts as Engelhard may reasonably request.

7. You will keep in confidence, and will not use for your own benefit or for the benefit of any third party and will not disclose or impart to others, any proprietary material or information disclosed to you by Engelhard, including information received by Engelhard in confidence from third parties as well as any information developed by you at Engelhard's request, unless a release is obtained in writing from Engelhard. You also agree, upon request, to return all written or printed information or samples received from Engelhard.

8. If, during the term of your engagement, any inventions, improvements or developments are made by you which result from or are related to the services you perform for Engelhard, you will promptly disclose the same to Engelhard and further agree to assign, and do hereby agree to assign, your full rights therein to Engelhard, and to execute all necessary papers transferring such right, title and interest to Engelhard. At Engelhard's request, and with out charge to Engelhard, you will execute any and all additional documents which may be required in connection with the filing of a patent, copyright, or trademark application in the United States or elsewhere covering such inventions, improvements or developments. Engelhard will pay the expenses connected with the preparation and prosecution of all applications filed.

9. Your obligations under Paragraphs 7 and 8 above are in addition to and not in lieu of any other obligations you may have to Engelhard and its affiliates and subsidiaries with respect to such matters.

10. Your engagement by Engelhard will automatically terminate upon the earliest of the following:

                  (i) December 1, 1996;

                  (ii) immediately upon notice from Engelhard to you that in Engelhard's opinion (a) you have failed to perform in accordance with the terms set forth in this EXHIBIT A or (b) you have acted or are acting contrary to Engelhard's interest as reasonably determined by Orin Smith (whether or not he is an employee of Engelhard or, if Orin Smith is unable to make such a determination because of death or incapacity, as reasonably determined by William Dugle;

                  (iii) immediately upon your death, incapacity or disability; or

                  (iv) immediately upon you securing alternate employment in violation of the provisions of Attachment 1 to the letter to which this EXHIBIT A is attached.

11. Notwithstanding any termination or expiration of this Agreement, Engelhard's rights and your obligations under Paragraphs 7 and 8 hereof will survive such termination or expiration and shall continue in full force and effect in accordance with the terms hereof.

12. Each party's obligations and rights under this EXHIBIT A will be interpreted and construed in accordance with the substantive laws of the State of New Jersey.

SCHEDULE 1                 PAYMENT DUE DATES



For services described in Paragraph 2 of EXHIBIT A:
              On or before June 1, 1995                        $7200.00
              On or before July 1,1995                         $7200.00
              On or before August 1, 1995                      $7200.00
              On or before September 1, 1995                   $7200.00
              On or before October 1, 1995                     $7200.00
              On or before November 1, 1995                    $7200.00
              On or before December 1, 1995                    $6800.00
                                                               --------
                                                   TOTAL      $50000.00

For services described in Paragraph 3 of EXHIBIT A
              On or before February 1, 1996                    $7500.00
              On or before March 1, 1996                       $7500.00
              On or before April 1, 1996                       $7500.00
              On or before May 1, 1996                         $7500.00
              On or before June 1, 1996                        $7500.00
              On or before July 1, 1996                        $7500.00
              On or before August 1, 1996                      $7500.00
              On or before September 1, 1996                   $7500.00
              On or before October 1, 1996                     $7500.00
              On or before November 1, 1996                    $7500.00
                                                               --------
                                                   TOTAL      $75000.00

From the amounts set forth above deductions will be made for federal and state income tax withholding, FICA, and other similar items.

EXHIBIT B

                          RELEASE AND WAIVER


This Release and Waiver is made and entered into by Robert Guyett.

1. For the consideration described in the letter from Engelhard Corporation dated April 28, 1995 (the "Letter") to which this Release and Waiver is attached, I hereby knowingly and voluntarily release Engelhard Corporation, its successors, assigns, affiliates, shareholders, officers, directors, agents and employees from any and all claims, liabilities, causes of action and/or suits of any nature whatsoever which I have or may have as of the date(s) I sign this Release and Waiver, including but not limited to, any such claim that I have or may have under the Americans With Disabilities Act (prohibiting disability discrimination); Title VII of the Civil Rights Act of 1964 (prohibiting race, sex, religion, color and national origin discrimination); the Civil Rights Act of 1866 (prohibiting race discrimination); the laws of the State of New Jersey and/or of any other federal or state law or common law or any legal or contractual restrictions on Engelhard Corporation's right to termination my employment. This Release and Waiver also includes any claims, causes of action, and suits for breach of employment contract, severance pay, unemployment income assistance and equal pay.

2. I also specifically release and waive any claims of age discrimination which I may have as of the date(s) I sign this Release and Waiver against Engelhard Corporation, its successors, assigns, affiliates, shareholders, officers, directors, agents and employees under the Age Discrimination in Employment Act, as amended, or any state statute which prohibits discrimination on the basis of age.

3. I affirm that the only consideration for my agreement to sign, and my signing of this Release and Waiver, is that described in the Letter, that there are no other promises, representations, or agreements of any kind which have been made to me or with me by any person or entity whatsoever to cause me to sign this Release and Waiver except those fully expressed therein.

4. I agree to use my best efforts to prevent disclosure of the nature and terms of this Release and Waiver, however, I may disclose this Release and Waiver to my attorneys and/or financial advisors provided that prior to any such disclosure I obtain the agreement of all such persons to whom disclosure is made agree not to disclose the non-public nature and terms of this Release and Waiver. I agree to avoid direct or indirect references to the nature of this Release and Waiver.

5. I understand and affirm that this Release and Waiver does not constitute any admission by Engelhard Corporation of a violation of any statute, ordinance, or common law; and that the Release and Waiver shall not be deemed an admission, finding, or indication for any purpose whatsoever that Engelhard Corporation has at any time, including the present, acted contrary to the law or violated any rights.

6. I understand and agree that this Release and Waiver may not be changed orally. Any term of this Release and Waiver which is invalid or unenforceable shall be ineffective to the extent of such invalidity or unenforceability, without affecting in any way the remaining terms hereof.

7. I understand that I have been encouraged to seek legal advice and counsel regarding the legal and other consequences of the terms and conditions set forth in this document, that I have been advised I have twenty-one days in which to decide to sign this document, and that I have seven days from the date I sign this document to revoke it.

I have carefully read the foregoing Release and Waiver and affirm that I know and understand the contents thereof. I execute this Release and Waiver of my own free will.


/s/Robert Guyett
---------------------------
Robert Guyett

ATTACHMENT 1

PROCEDURE REGARDING ALTERNATE EMPLOYMENT

Before being employed by any entity or person you will notify in writing Engelhard's Vice President of Human Resources. Such notice will include (i) the name and address of the entity or individual which will employ you, (ii) a detailed description of the services, responsibilities and functions with respect to such employment, (iii) your title, if any, (iv) the title and name of the individual to whom you will report and/or from whom you will receive assignments, (v) the compensation offered with respect to such employment, and
(vi) such other information as Engelhard may request to enable it to make an informed decision whether or not to object to such employment. Employment includes but is not limited to (i) employment in a traditional employer/employee relationship, (ii) employment as an independent contractor, (iii) the engagement, hiring, retaining or other arrangement under which you provide services to, or for the benefit of, or at the request of, an entity or individual. Employment includes employment on a full time basis and employment on a less than full time basis. Entity includes but is not limited to corporations, companies, firms, partnerships, associations, unions, schools, colleges, universities, governments, and agencies and departments of governments. Engelhard has thirty days of receipt from you of a notice which complies with the requirements for such notice set forth above to object to such employment. Employment excludes directorships on Boards as of May 4, 1995 and enterprises or investments in which you or your family are majority owners. If Engelhard, in its judgment, has a reasonable basis for objecting to you entering into such employment and if you enter into such employment, such employment is alternate employment in violation of the provisions set forth in this Attachment 1.

Notification by you in one instance does not relieve you of the obligation to subsequently notify Engelhard in other instances or of the obligation to notify Engelhard of subsequent changes with respect to your employment.

                                EXHIBIT 10(o):

                      FORM OF AGREEMENT WITH KEY EMPLOYEES
                       IN THE EVENT OF AN ACQUISITION OF A
                        CONTROL INTEREST IN THE COMPANY,
                             DATED NOVEMBER 2, 1995

                          CHANGE IN CONTROL AGREEMENT

          Agreement, made this 2nd day of November, 1995, by and between ENGELHARD CORPORATION, a Delaware corporation (the "Company"), and (the "Executive").

          WHEREAS, the Executive is a key employee of the Company, and

          WHEREAS, the Board of Directors of the Company (the "Board") considers the maintenance of a sound management to be essential to protecting and enhancing the best interests of the Company and its stockholders and recognizes that the possibility of a change in control raises uncertainty and questions among key employees and may result in the departure or distraction of such key employees to the detriment of the Company and its stockholders; and

          WHEREAS, the Board wishes to assure that it will have the continued dedication of the Executive and the availability of his advice and counsel notwithstanding the possibility, threat or occurrence of a bid to take over control of the Company, and to induce the Executive to remain in the employ of the Company; and

          WHEREAS, the Executive is willing to continue to serve the Company taking into account the provisions of this Agreement;

          NOW, THEREFORE, in consideration of the foregoing, and the respective covenants and agreements of the parties herein contained, the parties agree as follows:
                  1. Potential Change in Control; Change in Control. Benefits shall be provided hereunder only in the event there shall have occurred a "Potential Change in Control" or "Change in Control," as such terms are defined below, and the Executive's employment by the Company shall thereafter have terminated in accordance with Section 2 below within the period beginning on the date of the "Potential Change in Control" or "Change in Control" and ending on the third anniversary of the date on which a "Change in Control" occurs (the "Protection Period"); provided, however, that if the Protection Period begins by reason of a "Potential Change in Control," and the Board determines in good faith that a "Change in Control" is unlikely to occur, such Protection Period shall end on the date of adoption of a resolution by the Board to that effect. If any Protection Period terminates without the Executive's employment having terminated, any "Potential Change in Control" or "Change in Control" subsequent to such termination shall give rise to a new Protection Period. No benefits shall be paid under this Agreement if the Executive's employment terminates outside of a Protection Period.

          (i) For purposes of this Agreement, a "Potential Change in Control" shall be deemed to have occurred if:

                  (A) the Company enters into an agreement the consummation of which, or the approval by shareholders of which, would constitute a Change in Control;

                  (B) proxies for the election of directors are solicited by anyone other than the Company;

                  (C) any Person (as defined below) publicly announces an intention to take or to consider taking actions which, if consummated, would constitute a Change in Control; or

                  (D) any other event occurs which is deemed to be a Potential Change in Control by the Board and the Board adopts a resolution to the effect that a Potential Change in Control has occurred.

          (ii) For purposes of this Agreement, a "Change in Control" shall mean:

                  (A) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person"), of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 25% or more of either (1) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (2) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change of
                  Control: (i) any acquisition directly from the Company (other than by exercise of a conversion privilege); (ii) any acquisition by the Company or any of its subsidiaries; (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its subsidiaries; (iv) any acquisition by any corporation with respect to which, following such acquisition, more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Company Voting Securities immediately prior to such acquisition in substantially the same proportions as their ownership, immediately prior to such acquisition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be; or (v) any acquisition by a Person owning more than 25% of the Outstanding Company Common Stock on the date hereof;

                  (B) During any period of two consecutive years, individuals who, as of the beginning of such period, constitute the Board (the "Incumbent Board"), cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the beginning of such period whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act); or

                  (C) approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, with respect to which all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation, do not, following such reorganization, merger or consolidation, beneficially own, directly or indirectly, more than 60% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be; or

                  (D)    approval by the shareholders of the Company of
                  (1) a complete liquidation or dissolution of the Company or
                  (2) a sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale or other disposition, more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be.

                  2. Termination Following Change in Control. The Executive shall be entitled to the benefits provided in Section 3 hereof upon any termination of his employment with the Company a Protection Period, except a termination of employment (a) because of his death, (b) because of a "Disability", (c) by the Company for "Cause", or (d) by the Executive other than for "Good Reason."

          (i) Disability. The Executive's employment shall be deemed to have terminated because of a "Disability" if the Executive applies for and is determined to be eligible to receive disability benefits under the Company's Long-Term Disability Plan.

          (ii) Cause. Termination of the Executive's employment by the Company for "Cause" shall mean termination by reason of the Executive's willful engagement in conduct which involves dishonesty or moral turpitude in connection with his employment and which is demonstrably and materially injurious to the financial condition or reputation of the Company. An act or omission shall be deemed "willful" only if done, or omitted to be done, in bad faith and without reasonable belief that it was in the best interest of the Company. Notwithstanding the foregoing, the Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Executive a written notice of termination from the Compensation Committee (the "Committee") after reasonable notice to the Executive and an opportunity for him, together with his counsel, to be heard before the Committee, finding that, in the good faith opinion of such Committee, he was guilty of conduct set forth above in the first sentence of this subsection (ii) and specifying the particulars in detail.

          (iii) Without Cause. The Company may terminate the employment of the Executive without Cause during a Protection Period only by giving the Executive written notice of termination to that effect. In that event, the Executive's employment shall terminate on the last day of the month in which such notice is given (or such later date as may be specified in such notice), and the benefits set forth in Section 3 hereof shall be provided to the Executive.

          (iv) Good Reason. Termination of employment by the Executive for "Good Reason" shall mean termination:

                  (A) within a Protection Period, if there has occurred a reduction by the Company in the Executive's base salary in effect immediately before the beginning of the Protection Period or as increased from time to time thereafter;

                  (B) within a Protection Period, and without the Executive's written consent, if the Company has required the Executive to be relocated anywhere in excess of thirty-five
                  (35) miles from his office location immediately before the beginning of the Protection Period, except for required travel on the business of the Company to an extent substantially consistent with the Executive's business travel obligations immediately before the beginning of the Protection Period;

                  (C) within a Protection Period, if there has occurred a failure by the Company to maintain plans providing benefits at least as beneficial as those provided by any benefit or compensation plan (including, without limitation, any incentive compensation plan, bonus plan or program, retirement, pension or savings plan, stock option plan, restricted stock plan, life insurance plan, health and dental plan and disability plan) in which the Executive is participating immediately before the beginning of the Protection Period, or if the Company has taken any action which would adversely affect the Executive's participation in or reduce the Executive's benefits under any of such plans or deprive the Executive of any material fringe benefit enjoyed by him immediately before the beginning of the Protection Period, or if the Company has failed to provide the Executive with the number of paid vacation days to which he would be entitled in accordance with the normal vacations policy of the Company as in effect immediately before the beginning of the Protection Period; provided, however, that a reduction in benefits under the Company's tax-qualified retirement, pension or savings plans or its life insurance plan, health and dental plan, disability plans or other insurance plans which reduction applies equally to all participants in the plans and has a de minimis effect on the Executive shall not constitute "Good Reason" for termination by the Executive;

                  (D) within a Protection Period, if the Company has reduced in any manner which the Executive considers important the Executive's title, job authorities or responsibilities immediately before the beginning of the Protection Period;

                  (E) within a Protection Period, if the Company has failed to obtain the assumption of the obligations contained in this Agreement by any successor as contemplated in Section 8(c) hereof; or

                  (F) within a Protection Period, if there occurs any purported termination of the Executive's employment by the Company which is not effected pursuant to a written notice of termination as described in subsection (ii) or (iii) above.

                  The Executive shall exercise his right to terminate his employment for Good Reason by giving the Company a written notice of termination specifying in reasonable detail the circumstances constituting such Good Reason. In that event, the Executive's employment shall terminate on the last day of the month in which such notice is given.

                  A termination of employment by the Executive within a Protection Period shall be for Good Reason if one of the occurrences specified in this subsection (iv) shall have occurred, notwithstanding that the Executive may have other reasons for terminating employment, including employment by another employer which the Executive desires to accept. For purposes of this subsection (iv), any good faith determination of "Good Reason" made by the Executive shall be conclusive.

                  3. Benefits Upon Termination Within Protection
Period. If, within a Protection Period, the Executive's employment by the Company shall be terminated (a) by the Company other than for Cause or because of a Disability, or (b) by the Executive for Good Reason, the Executive shall be entitled to the benefits provided for below:

          (i) The Company shall pay to the Executive through the date of the Executive's termination of employment salary at the rate then in effect, together with salary in lieu of vacation accrued to the date on which his employment terminates, in accordance with the standard payroll practices of the Company;

          (ii) The Company shall pay to the Executive an amount equal to the product of (A) the total incentive pool under the Company's Incentive Compensation Plan (the "Incentive Plan") for the Executive for the calendar year that includes the date of the Change in Control, determined based on the Executive's annual base salary in effect at the time of the Change in Control, the Executive's "Pool
          Development Factors" (i.e., cash bonus factor, equity pool factor and stock options factor) under the Incentive Plan for the year that includes the date of the Change in Control, and the highest "Performance Multiplier" attributable solely to Company performance under the Incentive Plan for each Pool Development Factor in respect of any of the 3 calendar years immediately preceding the calendar year that includes the date of the Change in Control (or if less than 3 full calendar years have elapsed since December 31, 1994, the number of full calendar years that have elapsed since that date), multiplied by (B) a fraction, the numerator of which is the number of days elapsed in the calendar year through the date of termination of the Executive's employment, and the denominator of which is 365; and such payment shall be made in a lump sum within 10 business days after the date of such termination of employment;

          (iii) The Company shall pay to the Executive an amount equal to the sum of (A) his highest annual salary in effect during any of the 36 months immediately preceding his date of termination of employment, and (B) the total incentive pool under the Incentive Plan for the Executive for the calendar year that includes the date of the Change in Control, determined based on the Executive's annual base salary in effect at the time of the Change in Control, the Executive's "Pool Development Factors" (i.e, cash bonus factor, equity pool factor and stock options factor) under the Incentive Plan for the year that includes the date of the Change in Control, and the highest "Performance Multiplier" attributable solely to Company performance under the Incentive Plan for each Pool Development Factor in respect of any of the 3 calendar years immediately preceding the calendar year that includes the date of the Change in Control (or if less than 3 full calendar years have elapsed since December 31, 1994, the number of full calendar years that have elapsed since that date); and such payment shall be made in a lump sum within 10 business days after the date of such termination of employment;

          (iv) The Company shall continue to cover the Executive and his dependents under, or provide the Executive and his dependents with insurance coverage no less favorable than, the Company's life, disability, health, dental or other employee welfare benefit plans or programs (as in effect on the day immediately preceding the Protection Period or, at the option of the Executive, on the date of termination of his employment) for a period equal to the lesser of (x) one year following the date of termination or (y) until the Executive is provided by another employer with benefits substantially comparable to the benefits provided by such plans or programs; and

          (v) Following the Executive's termination of employment, the Company shall treat the Executive as if he had continued participation and benefit accruals under the Company's Supplemental Retirement Program or a successor plan (as in effect on the date immediately preceding the Protection Period) for one year following the date of termination, or the Company shall provide an equivalent benefit outside such plan with the result that an additional year of age and service shall be granted to the Executive.

          4. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plans, practices, policies or programs provided by the Company or any of its subsidiaries and for which the Executive may qualify, nor shall anything herein limit or otherwise affect such rights as the Executive may have under any stock option or other agreements with the Company or any of its subsidiaries. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, practice, policy or program of the Company or any of its subsidiaries at or subsequent to the date of termination of the Executive's employment shall be payable in accordance with such plan, practice, policy or program.

          5. Full Settlement; Legal Expenses. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement. The Company agrees to pay, upon written demand therefor by the Executive, all legal fees and expenses which the Executive may reasonably incur as a result of any dispute or contest (regardless of the outcome thereof) by or with the Company or others regarding the validity or enforceability of, or liability under, any provision of this Agreement (including as a result of any contest by the Executive about the amount of any payment hereunder), plus in each case interest at the applicable Federal rate provided for in Section 7872(f)(2) of the Internal Revenue Code of 1986, as amended (the "Code"). In any such action brought by the Executive for damages or to enforce any provisions of this Agreement, he shall be entitled to seek both legal and equitable relief and remedies, including, without limitation, specific performance of the Company's obligations hereunder, in his sole discretion.

          6.        Certain Additional Payments by the Company.

                    (a) Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment or distribution made, or benefit provided (including, without limitation, the acceleration of any payment, distribution or benefit), by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section 6) (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Code (or any similar excise tax) or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any Excise Tax) imposed upon the Gross-Up Payment and any interest or penalties imposed with respect to such taxes, the Executive retains from the Gross-Up Payment an amount equal to the Excise Tax imposed upon the Payments.

          (b) Subject to the provisions of Section 6(c), all determinations required to be made under this Section 6, including determination of whether a Gross-Up Payment is required and of the amount of any such Gross-Up Payment, shall be made by Coopers & Lybrand (the "Accounting Firm") which shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the date of termination of the Executive's employment, if applicable, or such earlier time as is requested by the Company, provided that any determination that an Excise Tax is payable by the Executive shall be made on the basis of substantial authority. The initial Gross-Up Payment, if any, as determined pursuant to this
          Section 6(b), shall be paid to the Executive within five business days of the receipt of the Accounting Firm's determination. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion that he has substantial authority not to report any Excise Tax on his Federal income tax return. Any determination by the Accounting Firm meeting the requirements of this Section 6(b) shall be binding upon the Company and the Executive; subject only to payments pursuant to the following sentence based on a determination that additional Gross-Up Payments should have been made, consistent with the calculations required to be made hereunder (the amount of such additional payments are referred to herein as the "Gross-Up Underpayment").

In the event that the Company exhausts its remedies pursuant to Section 6(c) and the Executive thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Gross-Up Underpayment that has occurred and any such Gross-Up Underpayment shall be promptly paid by the Company to or for the benefit of the Executive. The fees and disbursements of the Accounting Firm shall be paid by the Company.

          (c) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of a Gross-Up Payment. Such notification shall be given as soon as practicable but not later than ten business days after the Executive receives written notice of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. The Executive shall not pay such claim prior to the expiration of the 30-day period following the date on which it gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim and that it will bear the costs and provide the indemnification as required by this sentence, the Executive shall:

          (i) give the Company any information reasonably requested by the Company relating to such claim,


          (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,

          (iii) cooperate with the Company in good faith in order effectively to contest such claim, and

          (iv) permit the Company to participate in any proceedings relating to such claim;

provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 6(c), the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Executive, on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income tax, including interest or penalties with respect thereto, imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to the payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

          (d) If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 6(c), the Executive becomes entitled to receive any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 6(c)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 6(c), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial of refund prior to the expiration of 30 days after such determination, then any obligation of the Executive to repay such advance shall be forgiven and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

                  7. Confidential Information. The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its subsidiaries, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company or any of its subsidiaries and which shall not be or become public knowledge (other than by acts of the Executive or his representatives in violation of this Agreement). After the date of termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 7 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

          8.      Successors.

                  (a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives or successor(s) in interest.

                  (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

                  (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law or otherwise.

          9.      Miscellaneous.

                  (a) This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

                  (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:
                       If to the Executive:

                       ------------------------

                       ------------------------

                       ------------------------

                       If to the Company:

                       Engelhard Corporation
                       101 Wood Avenue
                       Iselin, New Jersey  08830-0770

                       Attention: Arthur A. Dornbusch, II


or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

                  (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

                  (d) The Company may withhold from any amounts payable under this Agreement such Federal, state or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

                  (e) The Executive's failure to insist upon strict compliance with any provision hereof shall not be deemed to be a waiver of such provision or any other provision thereof.

                  (f) This Agreement contains the entire understanding of the Company and the Executive with respect to the subject matter hereof but does not supersede or override the provisions of any stock option, employee benefit or other plan, program, policy or practice in which Executive is a participant or under which Executive is a beneficiary.

                  IN WITNESS WHEREOF, the Executive has hereunto set his hand and, pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed as of the day and year first above written.

                  Executive:

                  /s/ Martin J. Connor, Jr.        /s/ Ian P. McLean
                  ------------------------------   -----------------------------
                  Name:  Martin J. Connor, Jr.     Name:  Ian P. McLean

                  /s/ Arthur A. Dornbusch, II      /s/ William E. Nettles
                  ------------------------------   -----------------------------
                  Name:  Arthur A. Dornbusch, II   Name:  William E. Nettles

                  /s/ William M. Dugle             /s/ Barry W. Perry
                  ------------------------------   -----------------------------
                  Name:  William M. Dugle          Name:  Barry W. Perry

                  /s/ Joseph E. Gonnella           /s/ Robert J. Schaffhauser
                  ------------------------------   -----------------------------
                  Name:  Joseph E. Gonnella        Name:  Robert J. Schaffhauser

                  /s/ William R. Gustafson         /s/ Michael A. Sperduto
                  ------------------------------   -----------------------------
                  Name:  William R. Gustafson      Name:  Michael A. Sperduto

                  /s/ L. Donald LaTorre            /s/ Francis X. Vitale, Jr.
                  ------------------------------   -----------------------------
                  Name:  L. Donald LaTorre         Name:  Francis X. Vitale, Jr.

                  /s/ James A. Martin
                  ------------------------------
                  Name:  James A. Martin


                                   ENGELHARD CORPORATION

                                   By:/s/ Arthur A. Dornbusch, II
                                      -----------------------------
                                      Name:  Arthur A. Dornbusch, II
                                      Title: V.P., General Counsel & Secretary
Attest:

/s/ William M. Dugle
-----------------------------
Name:  William M. Dugle
Title: V.P., Human Resources

                                  EXHIBIT 21:

                         SUBSIDIARIES OF THE REGISTRANT

                         Subsidiaries of the Registrant
                         ------------------------------
                                                      Jurisdiction Under Which
Name of Subsidiary                                    Incorporated Or Organized
------------------                                    -------------------------
Engelhard West, Inc.                                        California
Engelhard Canada, Ltd.                                      Canada
Engelhard Industries International, Ltd.                    Canada
Engelhard Technologies, Ltd.                                Canada
EC Delaware, Inc.                                           Delaware
Engelhard Asia Pacific, Inc.                                Delaware
Engelhard C Cubed Corporation                               Delaware
Engelhard DT, Inc.                                          Delaware
Engelhard EM Holding Company                                Delaware
Engelhard Energy Corporation                                Delaware
Engelhard MC, Inc.                                          Delaware
Engelhard Metal Plating, Inc.                               Delaware
Engelhard Pollution Control, Inc.                           Delaware
Engelhard Power Marketing, Inc.                             Delaware
Engelhard Strategic Investments, Inc.                       Delaware
Engelhard Supply Corporation                                Delaware
Mustang Property Corporation                                Delaware
Porocel Corporation                                         Delaware
Engelhard Pigments OY                                       Finland
Engelhard Pyrocontrole S.A.                                 France
Engelhard S.A.                                              France
Engelhard Holdings GmbH                                     Germany
Engelhard Process Chemicals GmbH                            Germany
Engelhard Technologies GmbH                                 Germany
Engelhard Technologies Verwaltsung GmbH                     Germany
Engelhard Italiana S.P.A.                                   Italy
Engelhard S.R.L.                                            Italy
Engelhard Metals Japan, Ltd.                                Japan
Engelhard DeMeern, B.V.                                     The Netherlands
Engelhard Netherlands, B.V.                                 The Netherlands
Engelhard Terneuzen, B.V.                                   The Netherlands
Harshaw Chemical Company                                    New Jersey
Engelhard South Africa, Ltd.                                South Africa
Engelhard Metals A.G.                                       Switzerland
Engelhard International, Ltd.                               United Kingdom
Engelhard Limited                                           United Kingdom
Engelhard Metals, Ltd.                                      United Kingdom
Engelhard Sales, Ltd.                                       United Kingdom
Engelhard Technologies, Ltd.                                United Kingdom
Sheffield Smelting Co., Ltd.                                United Kingdom
Engelhard Export Corporation                                U.S. Virgin Islands

Name of Affiliate
-----------------
Engelhard-CLAL, Ltd. Partnership                            Delaware
Heraeus Engelhard Electrochemistry                          Delaware
Metreon                                                     Delaware
Engelhard-CLAL SAS                                          France
NE Chemcat Corporation                                      Japan
Engelhard/Colortronics                                      New Jersey
Engelhard/ICC                                               Pennsylvania
Hankuk-Engelhard Corporation                                South Korea
Acreon Catalysts                                            Texas

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

                                  EXHIBIT 23:

                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------

                       Consent of Independent Accountants
                       ----------------------------------



     We consent to the incorporation by reference in the registration statements of Engelhard Corporation on Form S-8 (File Nos. 2-72830, 2-81559, 2-84477, 2-89747, 33-28540, 33-37724, 33-40365, 33-40338 and 33-43934) of our report dated
February 6, 1996, on our audits of the consolidated financial statements of Engelhard Corporation and Subsidiaries, as of December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994 and 1993, which report is included in this Annual Report on Form 10-K.





                                                     COOPERS & LYBRAND, L.L.P.















New York, New York
March 22, 1996

                                  EXHIBIT 24:


                               POWERS OF ATTORNEY
                               ------------------

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney




     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 22, 1996.





                                              /s/ Linda G. Alvarado
                                           _____________________________
                                                  Linda G. Alvarado

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 22, 1996.




                                             /s/ Marion H. Antonini
                                         ________________________________
                                                 Marion H. Antonini

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 22, 1996.





                                              /s/ L. Donald LaTorre
                                         ________________________________
                                                  L. Donald LaTorre

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 22, 1996.




                                               /s/ Anthony W. Lea
                                         ________________________________
                                                   Anthony W. Lea

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 22, 1996.





                                               /s/ James V. Napier
                                          ______________________________
                                                   James V. Napier

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 22, 1996.





                                               /s/ Norma T. Pace
                                         ________________________________
                                                   Norma T. Pace

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 22, 1996.




                                             /s/ Reuben F. Richards
                                        _________________________________
                                                 Reuben F. Richards

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 22, 1996.




                                               /s/ Henry R. Slack
                                         _______________________________
                                                   Henry R. Slack

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 22, 1996.




                                              /s/ Douglas G. Watson
                                        _________________________________
                                                  Douglas G. Watson

                                 EXHIBIT 99(a):

                       ANNUAL REPORT ON FORM 11-K OF THE
             SALARY DEFERRAL SAVINGS PLAN OF ENGELHARD CORPORATION
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 11-K



  X              ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
 ---             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1995



 ---           TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _____

                                _______________




             SALARY DEFERRAL SAVINGS PLAN OF ENGELHARD CORPORATION
             -----------------------------------------------------
                            (Full title of the plan)


                             ENGELHARD CORPORATION
                   (Exact name of issuer as specified in its charter)

101 WOOD AVENUE, ISELIN, NEW JERSEY                              08830
-----------------------------------                            ---------
(Address of principal executive offices)                       (Zip code)


          DELAWARE                                            22-1586002
-------------------------------                        ----------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                         Identification Number)

                          Salary Deferral Savings Plan
                            of Engelhard Corporation
                               Table of Contents





                                                                     Page
                                                                     ----


Report of Independent Accountants                                    150

Statements of Financial Condition                                  151-154
  at December 31, 1995 and 1994

Statements of Income and Changes in Plan Equity                    155-160
 for each of the three years in the period ended December 31, 1995

Notes to Financial Statements                                      161-165

Supplemental Schedule
  Schedule of Investments at December 31, 1995 and 1994            166-167

                       Report of Independent Accountants




To the Pension and Employee Benefit Plans Committee of Engelhard Corporation:


     We have audited the financial statements and the financial statement schedule of the Salary Deferral Savings Plan of Engelhard Corporation listed in the index on Page 149 of this Form 11-K. These financial statements and the financial statement schedule are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Salary Deferral Savings Plan of Engelhard Corporation as of December 31, 1995 and 1994, and the results of its operations for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                                                COOPERS & LYBRAND, L.L.P.




New York, New York
March 22, 1996

                                                   Salary Deferral Savings Plan
                                                     of Engelhard Corporation
                                                 Statement of Financial Condition
                                                       at December 31, 1995
                                                          (Page 1 of 2)







                                              Company           Fixed                                          Equity
                                               Stock            Income          Growth        Balanced         Index
                                               Fund              Fund            Fund           Fund            Fund
                                            -----------      -----------    ------------    -----------     -----------
Assets:

Investments, at fair value
 (combined cost of $85,942,063)              $46,246,875     $26,317,093     $17,593,710     $6,167,856      $6,062,770



Interest Receivable                                    -               -               -              -               -


Contributions Receivable:
   Participants                                  151,244         132,029         119,096         37,258          41,370
   Engelhard Corporation                         153,549               -               -              -               -



Promissory notes from participants                79,450          64,332          42,556         10,968          12,357
                                             -----------     -----------     -----------     ----------      ----------


Total assets                                 $46,631,118     $26,513,454     $17,755,362     $6,216,082      $6,116,497
                                             ===========     ===========     ===========     ==========      ==========


Plan Equity:

Plan equity                                  $46,631,118     $26,513,454     $17,755,362     $6,216,082      $6,116,497
                                             ===========     ===========     ===========     ==========      ==========



                                          See Accompanying Notes to Financial Statements


                                                  Salary Deferral Savings Plan
                                                     of Engelhard Corporation
                                                 Statement of Financial Condition
                                                       at December 31, 1995
                                                          (Page 2 of 2)


                                           International         Small       Short-Term
                                               Growth             Cap           Bond            Loan
                                                Fund              Fund          Fund            Fund        Combined
                                           -------------       --------      ----------      ---------     ----------

Assets:

Investments, at fair value
 (combined cost of $85,942,063)               $1,913,421      $991,499        $431,943      $        -    $105,725,167



Interest Receivable                                    -             -               -          44,142          44,142



Contributions Receivable:
   Participants                                   14,404         8,636           6,496               -         510,533
   Engelhard Corporation                               -             -               -               -         153,549



Promissory notes from participants                 3,445         1,074             860       6,735,711       6,950,753
                                              ----------      --------        --------      ----------    ------------


Total assets                                  $1,931,270    $1,001,209        $439,299      $6,779,853    $113,384,144
                                              ==========    ==========        ========      ==========    ============

Plan Equity:

Plan equity                                   $1,931,270    $1,001,209        $439,299      $6,779,853    $113,384,144
                                              ==========    ==========        ========      ==========    ============



                                          See Accompanying Notes to Financial Statements


                                                    Salary Deferral Savings Plan
                                                     of Engelhard Corporation
                                                 Statement of Financial Condition
                                                       at December 31, 1994
                                                          (Page 1 of 2)







                                              Company           Fixed                                          Equity
                                               Stock            Income          Growth        Balanced         Index
                                               Fund              Fund            Fund           Fund            Fund
                                            -----------      -----------    ------------    -----------     -----------
Assets:

Investments, at fair value
 (combined cost of $73,997,123)              $34,108,513     $24,825,964     $12,805,735     $3,613,654      $3,917,960



Interest Receivable                                    -               -               -              -               -


Contributions Receivable:
   Participants                                  145,296         173,960         121,295         39,043          43,141
   Engelhard Corporation                         162,752               -               -              -               -



Promissory notes from participants                66,461          64,625          42,836          8,393          11,302
                                             -----------     -----------     -----------     ----------      ----------


Total assets                                 $34,483,022     $25,064,549     $12,969,866     $3,661,090      $3,972,403
                                             ===========     ===========     ===========     ==========      ==========


Plan Equity:

Plan equity                                  $34,483,022     $25,064,549     $12,969,866     $3,661,090      $3,972,403
                                             ===========     ===========     ===========     ==========      ==========

                                          See Accompanying Notes to Financial Statements


                                                    Salary Deferral Savings Plan
                                                     of Engelhard Corporation
                                                 Statement of Financial Condition
                                                       at December 31, 1994
                                                          (Page 2 of 2)


                                           International         Small         Short-Term
                                               Growth             Cap             Bond            Loan
                                                Fund              Fund            Fund            Fund        Combined
                                           -------------       --------       ----------      ---------      ----------

Assets:

Investments, at fair value
 (combined cost of $73,997,123)               $1,319,115        $575,560        $129,389      $       -     $81,295,890



Interest Receivable                                    -               -               -         37,337          37,337



Contributions Receivable:
   Participants                                   14,245           7,251           3,086               -        547,317
   Engelhard Corporation                               -               -               -               -        162,752



Promissory notes from participants                 4,119             858             138       6,101,494      6,300,226
                                              ----------        --------        --------      ----------    -----------


Total assets                                  $1,337,479        $583,669        $132,613      $6,138,831    $88,343,522
                                              ==========        ========        ========      ==========    ===========

Plan Equity:

Plan equity                                   $1,337,479        $583,669        $132,613      $6,138,831    $88,343,522
                                              ==========        ========        ========      ==========    ===========



                                          See Accompanying Notes to Financial Statements


                                                  Salary Deferral Savings Plan
                                                     of Engelhard Corporation
                                          Statement of Income and Changes in Plan Equity
                                               for the Year Ended December 31, 1995
                                                          (Page 1 of 2)

                                                Company          Fixed                                          Equity
                                                 Stock           Income         Growth        Balanced          Index
                                                 Fund            Fund            Fund           Fund             Fund
                                             -----------       ---------      ----------     -----------      ----------

Net Investment Income:
  Dividends                                  $   683,039      $        -     $ 2,013,963    $   409,498       $ 335,464
  Interest                                             -       1,636,089               -              -               -
                                             -----------      ----------     -----------     -----------     -----------

                                                 683,039       1,636,089       2,013,963        409,498         335,464

Contributions and Other Receipts:
  Participants                                 2,210,503       2,705,387       2,122,363        737,191         749,363
  Engelhard Corporation                        2,022,021               -               -              -               -
                                             -----------      ----------     -----------     -----------     -----------

                                               4,232,524       2,705,387       2,122,363        737,191         749,363

Net realized gain on disposition
  of investments                               7,957,850               -         488,866        152,986         180,313

Unrealized appreciation
  of investments                               8,611,633               -       1,636,933        897,851       1,030,133


Transaction fees                                  (1,419)         (2,150)         (1,870)        (1,199)           (468)

Distributions                                 (3,238,715)     (2,854,171)     (1,265,670)      (551,976)       (318,675)

Engelhard-CLAL transfer                       (2,234,380)     (1,129,363)       (560,518)      (151,684)       (185,833)

Other transfers                               (3,862,436)      1,093,113         351,429      1,062,325         353,797
                                             ------------    ------------    -----------     -----------     -----------

                                              12,148,096       1,448,905       4,785,496      2,554,992       2,144,094


Plan equity, beginning of year                34,483,022      25,064,549      12,969,866      3,661,090       3,972,403
                                             ============    ===========     ===========     ===========     ===========

Plan equity, end of year                     $46,631,118     $26,513,454     $17,755,362     $6,216,082      $6,116,497
                                              ===========    ===========     ===========     ===========     ===========

                                          See Accompanying Notes to Financial Statements

                                                   Salary Deferral Savings Plan
                                                     of Engelhard Corporation
                                          Statement of Income and Changes in Plan Equity
                                               for the Year Ended December 31, 1995
                                                          (Page 2 of 2)

                                              International      Small         Short-Term
                                                  Growth          Cap             Bond           Loan
                                                   Fund          Fund             Fund           Fund         Combined
                                              -----------     -----------       ---------    -----------    ------------
Net Investment Income:
  Dividends                                   $   50,844      $   34,996        $ 23,037     $        -     $  3,550,841
  Interest                                             -               -               -        459,759        2,095,848
                                               ---------      -----------        --------    -----------    ------------

                                                  50,844          34,996          23,037        459,759        5,646,689

Contributions and Other Receipts:
  Participants                                   368,645         232,027         107,594              -        9,233,073
  Engelhard Corporation                                -               -               -              -        2,022,021
                                               ---------      -----------        --------    -----------    ------------

                                                 368,645         232,027         107,594              -       11,255,094


Net realized gain on disposition
  of investments                                  19,830          20,017           7,499              -        8,827,361

Unrealized appreciation
  of investments                                 157,174         139,051          11,562              -       12,484,337


Transaction fees                                    (403)         (4,666)            (88)             -          (12,263)

Distributions                                    (69,464)        (18,616)        (12,697)      (289,692)      (8,619,676)

Engelhard-CLAL transfer                         (100,247)        (26,574)        (12,330)      (139,991)      (4,540,920)

Other transfers                                  167,412          41,305         182,109        610,946               -
                                              -----------     -----------       ---------    -----------    ------------

                                                 593,791         417,540         306,686        641,022       25,040,622

Plan equity, beginning of year                 1,337,479         583,669         132,613      6,138,831       88,343,522
                                              ----------      ----------        ---------    -----------    ------------

Plan equity, end of year                      $1,931,270      $1,001,209        $439,299     $6,779,853     $113,384,144
                                              ==========      ==========        =========    ===========    ============



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

                                                Company          Fixed                                         Equity
                                                 Stock           Income          Growth       Balanced         Index
                                                 Fund            Fund            Fund           Fund           Fund
                                             -----------       ---------      ----------    -----------      ----------

Net Investment Income:
  Dividends                                  $   608,346      $        -     $ 1,213,105    $   151,352       $ 189,845
  Interest                                             -       1,398,526               -              -               -
                                             -----------      ----------     -----------    -----------      ----------

                                                 608,346       1,398,526       1,213,105        151,352         189,845

Contributions and Other Receipts:
  Participants                                 1,803,369       2,660,700       1,876,428        677,426         673,552
  Engelhard Corporation                        1,936,926               -               -              -               -
                                             -----------      ----------     -----------    -----------      ----------

                                               3,740,295       2,660,700       1,876,428        677,426         673,552

Net realized gain (loss) on disposition
  of investments                               2,634,392               -         130,567         (6,196)        (23,868)

Unrealized depreciation
  of investments                              (5,724,239)              -      (1,390,755)      (240,578)       (193,126)


Transaction fees                                       -               -               -               -              -

Distributions                                 (1,965,498)     (1,287,496)       (777,796)       (242,086)      (197,125)

Transfers                                       1,178,464     (1,597,562)       (413,787)       (656,820)      (325,891)
                                              -----------    -----------     -----------      ----------     ----------

                                                  471,760      1,174,168         637,762        (316,902)       123,387


Plan equity, beginning of year                 34,011,262     23,890,381      12,332,104       3,977,992      3,849,016
                                              ===========    ===========     ===========      ==========     ==========

Plan equity, end of year                      $34,483,022    $25,064,549     $12,969,866      $3,661,090     $3,972,403
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

                                              International       Small       Short-Term
                                                  Growth           Cap           Bond            Loan
                                                   Fund           Fund           Fund            Fund        Combined
                                              -------------     --------      ----------      ----------    ----------
Net Investment Income:
  Dividends                                    $  17,377        $ 21,781        $  9,597     $        -     $ 2,211,403
  Interest                                             -               -               -        406,575       1,805,101
                                               ---------        --------        --------     ----------     -----------

                                                  17,377          21,781           9,597        406,575       4,016,504

Contributions and Other Receipts:
  Participants                                   205,629          98,611          39,441              -       8,035,156
  Engelhard Corporation                                -               -               -              -       1,936,926
                                               ---------        --------        --------     ----------     -----------

                                                 205,629          98,611          39,441              -       9,972,082


Net realized gain (loss) on disposition
  of investments                                  17,532          (6,140)         (6,195)             -       2,740,092

Unrealized depreciation
  of investments                                 (47,882)        (24,161)         (4,245)             -      (7,624,986)


Transaction fees                                       -          (4,507)              -              -         (4,507)

Distributions                                    (32,704)         (3,571)            (55)      (234,573)     (4,740,904)

Transfers                                        441,663         193,458            (647)     1,181,122               -
                                              ----------        --------        --------     ----------     -----------

                                                 601,615         275,471          37,896      1,353,124       4,358,281

Plan equity, beginning of year                   735,864         308,198          94,717      4,785,707      83,985,241
                                              ----------        --------        --------     ----------     -----------

Plan equity, end of year                      $1,337,479        $583,669        $132,613     $6,138,831     $88,343,522
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


                                             International       Small         Short-Term
                                                 Growth           Cap              Bond         Loan
                                                  Fund            Fund             Fund         Fund          Combined
                                             -------------     ---------        --------    -----------     -----------

Net Investment Income:
  Dividends                                    $   4,951        $ 18,255         $ 1,000    $         -     $ 2,320,247
  Interest                                             -               -               -        313,424       1,762,387
                                               ---------        --------         -------    -----------     -----------

                                                   4,951          18,255           1,000        313,424       4,082,634


Contributions and Other Receipts:
  Participants                                    15,673           5,675           1,066              -       7,803,887
  Engelhard Corporation                                -               -               -              -       1,894,785
                                               ---------        --------         -------    -----------     -----------

                                                  15,673           5,675           1,066              -       9,698,672


Net realized gain (loss) on disposition
  of investments                                     930               -            (557)             -       5,593,995

Unrealized appreciation
  (depreciation) of investments                   50,206          (9,632)             (6)             -      (2,566,194)


Transaction fees                                       -          (3,012)              -              -          (3,012)

Distributions                                          -               -               -       (161,198)     (8,556,576)

Transfers                                        664,104         296,912          93,214        993,816               -
                                               ---------        --------         -------     ----------     -----------

                                                 735,864         308,198          94,717      1,146,042       8,249,519


Plan equity, beginning of year                         -               -               -      3,639,665      75,735,722
                                               ---------        --------          -------    ----------     -----------

Plan equity, end of year                        $735,864        $308,198         $94,717     $4,785,707     $83,985,241
                                               =========        ========         =======     ==========     ===========


                                          See Accompanying Notes to Financial Statements

Notes to Financial Statements

Note 1 - Description of the Plan

     The Salary Deferral Savings Plan of Engelhard Corporation (the Plan), as amended and restated as of January 1, 1995, is designed to provide eligible employees of Engelhard Corporation (the Company) an opportunity to save part of their income by having the Company reduce their compensation and contribute the amount of the reduction to the Plan on a tax deferred or post-tax basis.

     The following plan description is provided for general information purposes. Participants of the Plan should refer to the plan document for more detailed and complete information.

Eligibility
-----------
Except as specifically included or excluded by the Board of Directors of the Company (the Board), United States salaried employees of the Company and its wholly-owned (directly or indirectly) domestic subsidiaries and all non-collectively bargained hourly employees who have completed at least one year of service, as defined, are eligible to participate in the Plan as of the first day of the month in which they meet the year of service requirement.

Contributions
-------------
The Plan permits eligible employees participating in the Plan the opportunity to defer up to 15 percent of their compensation, as defined, subject to certain restrictions and limitations, and to have that amount contributed to the Plan and the related taxes deferred. Effective January 1, 1995 employees may contribute, subjected to certain restrictions and limitations, up to 10 percent of compensation to the Plan on a post-tax basis.

Matching Contributions
----------------------
The Company will contribute, on a monthly basis, subject to certain limitations and exclusions, either cash or common stock of the Company in an amount equal to 50 percent of the first 6 percent contributed by the Participants.

Investments
-----------
All contributions to the Plan are held and invested by Vanguard Fiduciary Trust Company (the Trustee). The Trustee maintains eight separate investment funds within the Plan:

              a) The Company Stock Fund, consists of assets invested or held for investment in the common stock of the Company. In the event the assets cannot be immediately invested in Company common stock, the funds are invested in short-term securities pending investment in Company common stock.

              b) The Fixed Income Fund, consists of assets invested in shares of the Vanguard Variable Rate Investment Contract Trust.
                  In the event the assets cannot be immediately invested in such shares or deposited as specified above, the assets are invested in direct obligations of the United States Government or agencies thereof or in obligations guaranteed as to the payment of principal and interest by the United States Government.

              c) The Growth Fund, consists of assets invested in the Vanguard Windsor Fund, which invests primarily in common stocks for the purpose of realizing long-term growth of capital and income.

              d) The Balanced Fund, consists of assets invested in the Vanguard Asset Allocation Fund, which invests in stocks, bonds and cash reserves for the purpose of maximizing long-term total return with less volatility than a portfolio of common stock.

              e) The Equity Index Fund, consists of assets invested in the Vanguard Quantitative Portfolio, which invests primarily in common stocks for the purpose of realizing a total return greater than the Standard & Poor's 500 Index while maintaining fundamental investment characteristics similar to such Index.

              f) The International Growth Fund, consists of assets invested in shares of the Vanguard International Growth Portfolio or such other mutual fund or funds which invest primarily in common stocks of companies based outside the United States that have above-average growth potential for the purpose of realizing long-term capital growth.

              g) The Small Cap Fund, consists of assets invested in shares of the Vanguard Small Capitalization Stock Fund or such other mutual fund or funds which invest primarily in common stocks of small-sized companies for the purpose of providing a comparatively low-cost method of passively capturing the investment returns of small-sized companies and attempting to provide investment results that parallel the performance of the unmanaged Russell 2000 Small Stock Index.

              h) The Short-Term Bond Fund, consists of assets invested in shares of the Short-Term Corporate Portfolio of the Vanguard Fixed Income Securities Fund or such other mutual fund or funds which invest primarily in relatively short maturity investment-grade bonds for the purpose of providing a level of current income consistent with a two to three year average maturity while helping to preserve capital.

     Participants have the right to elect, subject to restrictions, the investment fund or funds in which their contributions are invested. All matching contributions are initially invested in the Company Stock Fund and participants are restricted from transferring these contributions to other funds for one year. Participants at their discretion may elect to transfer to another fund their unrestricted balance. Their unrestricted balance is determined as the sum of all prior year's unrestricted balances plus 25 percent of the prior year's restricted balance after the addition of the prior year's restricted matching contributions.

         The number of Participants in each fund was as follows at December 31:

Participants
                                         1995                  1994
                                        -----                 -----
Company Stock Fund                      1,954                 1,958
Fixed Income Fund                       1,267                 1,377
Growth Fund                             1,074                 1,069
Balanced Fund                             550                   532
Equity Index Fund                         560                   546
International Growth Fund                 227                   169
Small Cap Fund                            139                    93
Short-Term Bond Fund                       97                    42


     The total number of Participants in the Plan was less than the sum of the number of Participants shown above because many were participating in more than one fund.

     The number of units representing Participant interests in each fund and the related net asset value per unit were as follows at December 31:


Participant Interests
                       Company        Fixed                                Equity      Int'l       Small   Short-Term
                        Stock        Income        Growth     Balanced     Index       Growth       Cap       Bond
                        Fund          Fund          Fund        Fund         Fund       Fund        Fund      Fund
                     ---------     ----------     ---------   ---------   ---------   --------   --------   ---------
1995:
  Units              1,263,716     26,513,454     1,221,979     364,794     306,591    128,580     53,800     40,303
  Value per unit        $36.90          $1.00        $14.53      $17.04      $19.95     $15.02     $18.61     $10.90

1994:
  Units              1,365,664     25,064,549     1,030,172     270,391     255,295     99,589     38,937     12,875
  Value per unit        $25.25          $1.00        $12.59      $13.54      $15.56     $13.43     $14.99     $10.30



Vesting
-------
Participants at all times have a fully vested and non-forfeitable interest in their contributions and in the matching contributions allocated to their account.

Loan Provision
--------------
The Plan allows Participants who have participated in the Plan for at least one year to borrow funds from their accounts, subject to certain terms and conditions, at a reasonable interest rate as determined by the Company in accordance with applicable laws and regulations.

Termination
-----------
The Company, although it expects and intends to continue the Plan indefinitely, has reserved the right of the Board to terminate or amend the Plan.

Distributions and Withdrawals
-----------------------------
All distributions and withdrawals from the Plan are made to Participants in a lump sum cash payment except those amounts distributed from the Company Stock Fund which may, at the Participant's election, be paid in full shares of the Company's Common Stock with cash paid in lieu of fractional shares.

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

Note 6 -      Investments

     Investments in the Common Stock of the Company are valued at the readily-available, quoted market price as of the valuation date and investments in Vanguard Funds are valued based on the quoted net asset value (redemption value) of the respective investment company as of the valuation date.


The net realized gain (loss) on disposition of investments was computed as follows:

Net realized gain (loss)
                                   Company                             Equity        Int'l     Small    Short-term
                                     Stock      Growth     Balanced     Index        Growth     Cap        Bond
                                     Fund        Fund        Fund       Fund         Fund       Fund       Fund       Combined
                                -----------  ----------  ----------  ----------   ----------  --------  ----------   -----------
Year ended December 31, 1995 -
  Amount realized               $24,124,107  $8,054,704  $1,643,052  $2,510,943   $  978,933  $241,891  $3,870,866   $41,424,496
  Cost-average                   16,166,257   7,565,838   1,490,066   2,330,630      959,103   221,874   3,863,367    32,597,135
  Net realized gain               7,957,850     488,866     152,986     180,313       19,830    20,017       7,499     8,827,361

Year ended December 31, 1994 -
  Amount realized               $11,272,424  $3,528,936  $1,484,485  $  905,598   $1,108,288  $173,577  $2,798,485   $21,271,793
  Cost-average                    8,638,032   3,398,369   1,490,681     929,466    1,090,756   179,717   2,804,680    18,531,701
  Net realized gain (loss)        2,634,392     130,567      (6,196)    (23,868)      17,532    (6,140)     (6,195)    2,740,092

Year ended December 31, 1993 -
  Amount realized               $13,588,122  $4,719,228  $  766,445  $  618,340   $  129,032  $  3,013  $  463,549   $20,287,729
  Cost-average                    8,338,655   4,474,748     717,134     567,976      128,102     3,013     464,106    14,693,734
  Net realized gain (loss)        5,249,467     244,480      49,311      50,364          930         -        (557)    5,593,995


The net unrealized appreciation (depreciation) of investments held was computed as follows:

Net unrealized appreciation (depreciation)

                                    Company                              Equity     Int'l      Small    Short-term
                                     Stock      Growth     Balanced      Index      Growth      Cap        Bond
                                     Fund        Fund        Fund        Fund        Fund       Fund       Fund       Combined
                                  ---------  ----------   ----------  ----------   --------  ---------  ----------   -----------
Year ended December 31, 1995 -
  Balance, beginning of year    $ 8,110,942  $ (721,758)  $  18,391  $  (73,088)   $  2,324  $(33,793)   $(4,251)  $ 7,298,767
  Net change                      8,611,633   1,636,933     897,851   1,030,133     157,174   139,051     11,562    12,484,337
  Balance, end of year           16,722,575     915,175     916,242     957,045     159,498   105,258      7,311    19,783,104

Year ended December 31, 1994 -
  Balance, beginning of year    $13,835,181  $  668,997   $ 258,969  $  120,038    $ 50,206  $ (9,632)   $    (6)  $14,923,753
  Net change                     (5,724,239) (1,390,755)   (240,578)   (193,126)    (47,882)  (24,161)    (4,245)   (7,624,986)
  Balance, end of year            8,110,942    (721,758)     18,391     (73,088)      2,324   (33,793)    (4,251)    7,298,767

Year ended December 31, 1993 -
  Balance, beginning of year    $17,080,135  $   60,690   $ 165,777  $  183,345           -         -          -   $17,489,947
  Net change                     (3,244,954)    608,307      93,192     (63,307)   $ 50,206  $ (9,632)   $    (6)   (2,566,194)
  Balance, end of year           13,835,181     668,997     258,969     120,038      50,206    (9,632)        (6)   14,923,753


Note 7 -      Engelhard-CLAL Transfer

     In connection with the formation of a joint venture (Engelhard-CLAL) on June 21, 1995, the Plan transferred assets of $4,540,920 to the Engelhard-CLAL-LP Salary Deferral Savings Plan.

                                                                 Schedule I

                          Salary Deferral Savings Plan
                            of Engelhard Corporation
                            Schedule of Investments
                              at December 31, 1995

                                                                Approximate
                                             Cost               Market Value
                                          -----------           ------------
Company Stock Fund
------------------

Common Stock of                           $29,299,124            $46,021,699
 Engelhard Corporation
    (2,115,940 shares)

Cash equivalents                              225,176                225,176

Fixed Income Fund
-----------------

Vanguard Variable Rate                     26,317,093             26,317,093
 Investment Contract Trust

Growth Fund
-----------

Vanguard Windsor Fund                      16,678,535             17,593,710

Balanced Fund
-------------

Vanguard Asset Allocation Fund              5,251,614              6,167,856

Equity Index Fund
-----------------

Vanguard Quantitative Portfolio             5,105,725              6,062,770

International Growth Fund
-------------------------

Vanguard International Growth Portfolio     1,753,923              1,913,421

Small Cap Fund
--------------

Vanguard Small Capitalization Stock Fund      886,241                991,499

Short-term Bond Fund
--------------------

Vanguard Fixed Income Securities Fund         424,632                431,943
                                          -----------            -----------

    Total                                 $85,942,063           $105,725,167

                                                                  Schedule I

                          Salary Deferral Savings Plan
                            of Engelhard Corporation
                            Schedule of Investments
                              at December 31, 1994

                                                                Approximate
                                             Cost               Market Value
                                          -----------           ------------
Company Stock Fund
------------------

Common Stock of                           $25,694,373            $33,805,315
 Engelhard Corporation
    (1,519,340 shares)

Cash equivalents                              303,198                303,198

Fixed Income Fund
-----------------

Vanguard Variable Rate                     24,825,964             24,825,964
 Investment Contract Trust

Growth Fund
-----------

Vanguard Windsor Fund                      13,527,493             12,805,735

Balanced Fund
-------------

Vanguard Asset Allocation Fund              3,595,263              3,613,654

Equity Index Fund
-----------------

Vanguard Quantitative Portfolio             3,991,048              3,917,960

International Growth Fund
-------------------------

Vanguard International Growth Portfolio     1,316,791              1,319,115

Small Cap Fund
--------------

Vanguard Small Capitalization Stock Fund      609,353                575,560

Short-term Bond Fund
--------------------

Vanguard Fixed Income Securities Fund         133,640                129,389
                                          -----------            -----------

    Total                                 $73,997,123            $81,295,890

                                 EXHIBIT 99(b):

                       ANNUAL REPORT ON FORM 11-K OF THE
          ENGELHARD CORPORATION SAVINGS PLAN FOR HOURLY PAID EMPLOYEES
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1995

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 11-K



 X               ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
---              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1995



               TRANSITION REPORT PURSUANT TO SECTION 15(d) OF THE
---            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from _____ to _____


                               ------------------



          ENGELHARD CORPORATION SAVINGS PLAN FOR HOURLY PAID EMPLOYEES
          ------------------------------------------------------------
                            (Full title of the plan)


                             ENGELHARD CORPORATION
                             ---------------------
               (Exact name of issuer as specified in its charter)

  101 WOOD AVENUE, ISELIN, NEW JERSEY                             08830
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)



           DELAWARE                                          22-1586002
-------------------------------                        ---------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                         Identification Number)

          Engelhard Corporation Savings Plan for Hourly Paid Employees
                               Table of Contents





                                                                   Page
                                                                   ----


Report of Independent Accountants                                   171

Statements of Financial Condition                                 172-173
 at December 31, 1995 and 1994

Statements of Income and Changes in                               174-176
 Plan Equity for each of the three years
 in the period ended December 31, 1995

Notes to Financial Statements                                     177-181

Supplemental Schedule
 Schedule of Investments at December 31, 1995 and 1994            182-183

                    Report of Independent Accountants
                    ---------------------------------




To the Pension and Employee Benefit Plans Committee of Engelhard Corporation:

     We have audited the financial statements and the financial statement schedule of the Engelhard Corporation Savings Plan for Hourly Paid Employees listed in the index on Page 170 of this Form 11-K. These financial statements and the financial statement schedule are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Engelhard Corporation Savings Plan for Hourly Paid Employees as of December 31, 1995 and 1994, and the results of its operations for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                                                 COOPERS & LYBRAND, L.L.P.







New York, New York
March 22, 1996

                                   Engelhard Corporation Savings Plan for Hourly Paid Employees
                                                 Statement of Financial Condition
                                                       at December 31, 1995







                                 Company Stock     Fixed Income      Explorer      Balanced     Equity Index
                                      Fund             Fund            Fund          Fund           Fund           Combined
                                 -------------     ------------      --------      ---------     -----------      ----------
Assets:
------
Investments, at fair value
 (combined cost of $5,565,821)     $3,268,979       $1,896,933          $  -        $534,471       $534,274       $6,234,657


Contributions Receivable:
   Participants                        94,432           50,779           240          15,589         16,217          177,257
   Engelhard Corporation               14,143                -             -               -              -           14,143
                                   ----------       ----------          ----        --------       --------       ----------


Total assets                       $3,377,554       $1,947,712          $240        $550,060       $550,491       $6,426,057
                                   ==========       ==========          ====        ========       ========       ==========


Plan Equity:
-----------

Plan equity                        $3,377,554       $1,947,712          $240        $550,060       $550,491       $6,426,057
                                   ==========       ==========          ====        ========       ========       ==========




                                          See Accompanying Notes to Financial Statements

                                   Engelhard Corporation Savings Plan for Hourly Paid Employees
                                                 Statement of Financial Condition
                                                       at December 31, 1994







                                             Company Stock     Fixed Income        Balanced      Equity Index
                                                  Fund             Fund              Fund            Fund          Combined
                                             -------------     ------------       ---------      ------------      --------
Assets:
------
Investments, at fair value
 (combined cost of $4,320,203)                 $1,776,767       $1,791,769         $339,848         $370,627       $4,279,011


Contributions Receivable:
   Participants                                    65,023           61,281           14,710           15,832          156,846
   Engelhard Corporation                           10,896                -                -                -           10,896
                                               ----------       ----------         --------         --------       ----------


Total assets                                   $1,852,686       $1,853,050         $354,558         $386,459       $4,446,753
                                               ==========       ==========         ========         ========       ==========


Plan Equity:
-----------

Plan equity                                    $1,852,686       $1,853,050         $354,558         $386,459       $4,446,753
                                               ==========       ==========         ========         ========       ==========




                                          See Accompanying Notes to Financial Statements

                                   Engelhard Corporation Savings Plan for Hourly Paid Employees
                                          Statement of Income and Changes in Plan Equity
                                               for the Year Ended December 31, 1995



                                            Company Stock    Fixed Income     Explorer   Balanced   Equity Index
                                                Fund             Fund          Fund        Fund         Fund        Combined
                                            -------------    ------------    --------    --------   ------------   ----------

Net Investment Income:
  Dividends                                  $   44,408       $        -       $  -      $ 37,551     $ 29,920     $  111,879
  Interest                                            -          116,203          -             -            -        116,203
                                             ----------       ----------       ----      --------     --------     ----------

                                                 44,408          116,203          -        37,551       29,920        228,082


Contributions and Other Receipts:
  Participants                                  844,731          612,871        240       158,253      171,213      1,787,308
  Engelhard Corporation                         157,288                -          -             -            -        157,288
                                             ----------       ----------       ----      --------     --------     ----------

                                              1,002,019          612,871        240       158,253      171,213      1,944,596


Net realized gain on disposition
  of investments                                271,164                -          -        19,410       20,555        311,129

Unrealized appreciation
  of investments                                541,991                -          -        76,481       91,556        710,028

Distributions                                  (176,911)         (99,178)         -       (22,520)     (23,575)      (322,184)

Engelhard-CLAL transfer                        (413,389)        (314,571)         -       (71,269)     (93,118)      (892,347)

Other transfers                                 255,586         (220,663)         -        (2,404)     (32,519)             -
                                             ----------       ----------       ----       -------      --------    ----------

                                              1,524,868           94,662        240       195,502      164,032      1,979,304


Plan equity, beginning of year                1,852,686        1,853,050          -       354,558      386,459      4,446,753
                                             ----------       ----------       ----      --------     --------     ----------

Plan equity, end of year                     $3,377,554       $1,947,712       $240      $550,060     $550,491     $6,426,057
                                             ==========       ==========       ====      ========     ========     ==========





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
                                               ==========       ==========         ========         ========       ==========


                                          See Accompanying Notes to Financial Statements

Notes to Financial Statements


Note 1 - Description of the Plan

     The Engelhard Corporation Savings Plan for Hourly Paid Employees (the
Plan), effective as of January 1, 1991, is designed to provide eligible employees of Engelhard Corporation (the Company) an opportunity to save part of their income by having the Company reduce their compensation and contribute the amount of the reduction to the Plan on a tax deferred basis.

     The following plan description is provided for general information purposes. Participants of the Plan should refer to the Plan document for more detailed and complete information.

Eligibility
-----------
Except as specifically included or excluded by the Board of Directors of the Company (the Board), the hourly paid employees of Engelhard Corporation represented by Locals 223, 237 and 238, Independent Workers of North America, Local 1668 of the United Automobile Workers, Local 170 of the United Steel Workers of America, Local 8-406 of the Oil, Chemical and Atomic Workers International Union, Local 663 of the International Chemicals Workers Union and as of January 1, 1996 Local 73 of the International Chemical Workers Union who have completed at least one year of service, as defined, are eligible to participate in the Plan as of the first day of the month in which they meet the year of service requirement.

Contributions
-------------
The Plan permits eligible employees participating in the Plan (the Participants) to elect to reduce their compensation, as defined, by a whole percentage thereof, subject to limitations, and to have that amount contributed to the Plan and the related taxes deferred.

Matching Contributions
----------------------
The Company will contribute, on a monthly basis and subject to limitations and exclusions, either cash or common stock of the Company in an amount, ranging from 10 percent to 25 percent, depending on the union contract, of the amount contributed by the Participants. Effective January 1, 1996 the maximum Company contribution was increased to 50 percent, depending on the union contract, of the amount contributed by the Participants.

Investments
-----------
All contributions to the Plan are held and invested by Vanguard Fiduciary Trust Company (the Trustee). The Trustee maintains five separate investment funds within the Plan:

              a) The Company Stock Fund consists of assets invested or held for investment in the common stock of the Company. In the event the assets cannot be immediately invested in Company common stock, the funds are invested in short-term securities pending investment in Company common stock.

              b) The Fixed Income Fund consists of assets invested in shares of the Vanguard Variable Rate Investment Contract Trust. In the event the assets cannot be immediately invested in such shares or deposited as specified above, the assets are invested in direct obligations of the United States Government or agencies thereof, or obligations guaranteed as to the payment of principal and interest by the United States Government.

              c) The Explorer Fund consists of assets invested in shares of the Vanguard Explorer Fund, which invests in common stocks of small companies with favorable prospects for above-average growth in market value.

              d) The Balanced Fund consists of assets invested in the Vanguard Asset Allocation Fund, which invests in stocks, bonds and cash reserves for the purpose of maximizing long-term total return with less volatility than a portfolio of common stock.

              e) The Equity Index Fund consists of assets invested in the Vanguard Quantitative Portfolio, which invests primarily in common stocks for the purpose of realizing a total return greater than the Standard & Poor's 500 Index while maintaining fundamental investment characteristics similar to such Index.


     Participants have the right to elect, subject to restrictions, the investment fund or funds in which their contributions are invested. All matching contributions are initially invested in the Company Stock Fund and participants are restricted from transferring these contributions to other funds for one year. Participants at their discretion may elect to transfer to another fund their unrestricted balance. Their unrestricted balance is calculated as the sum of all prior year's unrestricted balances plus 25 percent of the prior year's restricted balance after the addition of the prior year's restricted matching contribution.

The number of Participants in each fund was as follows at December 31:

Participants                                1995                 1994
                                            ----                 ----
Company Stock Fund                           705                  633
Fixed Income Fund                            396                  413
Explorer Fund                                  1                    -
Balanced Fund                                192                  163
Equity Index Fund                            199                  172

     The total number of Participants in the Plan was less than the sum of the number of Participants shown above because many were participating in more than one fund.

     The number of units representing Participant interests in each fund and the related net asset value per unit were as follows at December 31:

Participant interests

                     Company Stock  Fixed Income   Balanced    Equity Index
                          Fund          Fund         Fund          Fund
                     -------------  ------------   --------    ------------
1995:
  Units                  91,532      1,947,712      32,262        27,593
  Value per unit         $36.90          $1.00      $17.05        $19.95

1994:
  Units                  73,373      1,853,050      26,186        24,837
  Value per unit         $25.25          $1.00      $13.54        $15.56

Vesting
-------
Participants at all times have a fully vested and non-forfeitable interest in their contributions and in the matching contributions allocated to their account.

Termination
-----------
Although it expects and intends to continue the Plan indefinitely, the Company has reserved the right of the Board to terminate or amend the Plan.

Distributions and Withdrawals
-----------------------------
All distributions and withdrawals from the Plan are made to Participants in a lump sum cash payment except those amounts distributed from the Company Stock Fund which may, at the Participant's election, be paid in full shares of the Company's Common Stock with cash paid in lieu of fractional shares.

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

     The net realized gain (loss) on disposition of investments was computed as follows:


                                   Common                 Equity
                                    Stock     Balanced    Index
Net realized gain (loss)             Fund       Fund       Fund     Combined
                                  -------    ---------  --------    --------
Year ended December 31, 1995 -
  Amount realized                 $695,731   $153,120   $176,717   $1,025,568
  Cost-average                     424,567    133,710    156,162      714,439
  Net realized gain                271,164     19,410     20,555      311,129

Year ended December 31, 1994 -
  Amount realized                 $181,313   $ 17,714   $ 28,297   $  227,324
  Cost-average                     145,839     18,163     29,061      193,063
  Net realized gain (loss)          35,474       (449)      (764)      34,261

Year ended December 31, 1993 -
  Amount realized                 $ 45,185   $ 12,115   $ 19,261   $   76,561
  Cost-average                      35,924     11,224     17,476       64,624
  Net realized gain                  9,261        891      1,785       11,937

     The net unrealized appreciation (depreciation) of investments held was computed as follows:

                                  Company                 Equity
Net unrealized appreciation        Stock     Balanced     Index
(depreciation)                     Fund        Fund       Fund     Combined
                                 ---------   ---------  --------  ----------

Year ended December 31, 1995 -
  Balance, beginning of year     $ (15,981)   $(8,473)  $(16,738) $ (41,192)
  Net change                       541,991     76,481     91,556    710,028
  Balance, end of year             526,010     68,008     74,818    668,836

Year ended December 31, 1994 -
  Balance, beginning of year     $ 211,304    $ 9,313   $ (1,825) $ 218,792
  Net change                      (227,285)   (17,786    (14,913)  (259,984)
  Balance, end of year             (15,981)    (8,473)   (16,738)   (41,192)

Year ended December 31, 1993 -
  Balance, beginning of year     $ 205,405    $ 4,099    $ 3,286  $ 212,790
  Net change                         5,899      5,214     (5,111)     6,002
  Balance, end of year             211,304      9,313     (1,825)   218,792



Note 7 -      Engelhard-CLAL Transfer

     In connection with the formation of a joint venture (Engelhard-CLAL) on June 21, 1995, the Plan transferred assets of $892,347 to the Engelhard-CLAL-LP Plan for Hourly Paid Employees.

Note 8 -      Subsequent Events

     Effective January 1, 1996 the Plan was amended and restated to allow participants who have participated in the plan for at least one year to borrow funds from their accounts, subject to certain terms and conditions, at a reasonable rate of interest as determined by the Company in accordance with applicable laws and regulations.

     Effective January 1, 1996, the Vanguard Money Market reserves will be available as an investment option.

                                                                  Schedule I


          Engelhard Corporation Savings Plan for Hourly Paid Employees
                            Schedule of Investments
                              at December 31, 1995





                                                           Approximate
                                        Cost               Market Value
                                      ----------           ------------

Company Stock Fund
------------------

Common Stock of                       $2,727,052            $3,253,062
 Engelhard Corporation
  (149,566 shares)

Cash equivalents                          15,917                15,917


Fixed Income Fund
-----------------

Vanguard Variable Rate                 1,896,933             1,896,933
 Investment Contract Trust


Balanced Fund
-------------

Vanguard Asset Allocation                466,463               534,471
 Fund


Equity Index Fund
-----------------

Vanguard Quantitative                    459,456               534,274
 Portfolio
                                      ----------            ----------

    Total                             $5,565,821            $6,234,657
                                      ==========            ==========

                                                                  Schedule I


          Engelhard Corporation Savings Plan for Hourly Paid Employees
                            Schedule of Investments
                              at December 31, 1994





                                                           Approximate
                                        Cost               Market Value
                                      ----------           ------------

Company Stock Fund
------------------

Common Stock of                       $1,776,935            $1,760,954
 Engelhard Corporation
  (79,144 shares)

Cash equivalents                          15,813                15,813


Fixed Income Fund
-----------------

Vanguard Variable Rate                 1,791,769             1,791,769
 Investment Contract Trust


Balanced Fund
-------------

Vanguard Asset Allocation                348,321               339,848
 Fund


Equity Index Fund
-----------------

Vanguard Quantitative                    387,365               370,627
 Portfolio
                                      ----------            ----------

    Total                             $4,320,203            $4,279,011
                                      ==========            ==========