Form 10-Q
period 1996-03-31
ENGELHARD CORP
filed 1996-05-14
CIK 352947

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

              For the quarterly period ended March 31, 1996

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

                            Yes   X       No
                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                        Outstanding at April 30, 1996
- ---------------------                        -----------------------------
    $1 par value                                      143,718,424

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                              ENGELHARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (Thousands except per share data)
                                   (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                          1996         1995
                                                        --------    ---------

Net sales ...........................................   $774,740    $ 694,455
Cost of sales .......................................    664,895      582,505
                                                        --------    ---------

     Gross profit ...................................    109,845      111,950

Selling, administrative and other expenses ..........     53,860       65,409
                                                        --------    ---------


     Earnings from operations .......................     55,985       46,541

Equity in losses of affiliates ......................       (927)        (639)
Net interest expense ................................      9,527        8,072
                                                        --------    ---------

     Earnings before income taxes ...................     45,531       37,830


Income tax expense ..................................     12,976       10,221
                                                        --------    ---------


     Net earnings ...................................   $ 32,555    $  27,609
                                                        ========    =========

Net earnings per share*..............................   $   0.23    $    0.19
                                                        ========    =========

Cash dividends paid per share*.......................   $   0.09    $    0.08
                                                        ========    =========

Average number of shares outstanding*................    143,725      142,911
                                                        ========    =========


* Reflects 3-for-2 stock split as of June 30, 1995.


             See Note to Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)




                                                      March 31,   December 31,
                                                           1996           1995
                                                     ----------   ------------

Cash .............................................   $   38,364     $   40,023
Receivables ......................................      288,471        268,578
Inventories ......................................      244,602        238,002
Other current assets .............................       51,491         54,440
                                                     ----------     ----------
       Total current assets ......................      622,928        601,043

Investments ......................................      223,106        224,721
Property, plant and equipment, net ...............      617,111        609,540
Other noncurrent assets ..........................      219,225        210,271
                                                     ----------     ----------
       Total assets ..............................   $1,682,370     $1,645,575
                                                     ==========     ==========


Short-term borrowings ............................   $  203,214     $  183,233
Current maturities of long-term debt .............          269            337
Accounts payable .................................      124,700        101,064
Other current liabilities ........................      192,710        209,875
                                                     ----------     ----------
       Total current liabilities .................      520,893        494,509

Long-term debt ...................................      211,521        211,533
Other noncurrent liabilities .....................      201,131        201,791
Shareholders' equity .............................      748,825        737,742
                                                     ----------     ----------
       Total liabilities and
         shareholders' equity ....................   $1,682,370     $1,645,575
                                                     ==========     ==========





             See Note to Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)



                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                            1996       1995
                                                         ---------   --------

Cash flows from operating activities
     Net earnings ....................................   $ 32,555    $ 27,609
     Adjustments to reconcile net earnings to net cash
     provided by operating activities
          Depreciation, depletion and amortization ...     17,404      16,463
          Equity losses, net of dividends ............        927         639
     Change in assets and liabilities ................    (27,538)    (12,670)
                                                         --------    --------
          Net cash provided by operating activities ..     23,348      32,041
                                                         --------    --------

Cash flows from investing activities
     Capital expenditures, net .......................    (26,615)    (23,500)
     Acquisition of business and investment ..........     (3,652)          -
     Other ...........................................        323       4,438
                                                         --------    --------
          Net cash used in investing activities ......    (29,944)    (19,062)
                                                         --------    --------


Cash flows from financing activities
     Net change in short-term borrowings .............     19,981       8,911
     Dividends paid ..................................    (12,932)    (11,448)
     Other ...........................................     (1,776)      4,433
                                                         --------    --------
          Net cash provided by financing activities ..      5,273       1,896

Effect of exchange rate changes on cash ..............       (336)      1,742
                                                         --------    --------
          Net change in cash .........................     (1,659)     16,617
          Cash at beginning of year ..................     40,023      26,404
                                                         --------    --------

          Cash at end of period ......................   $ 38,364    $ 43,021
                                                         ========    ========



             See Note to Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                          INDUSTRY SEGMENT INFORMATION
                                   (Thousands)
                                   (Unaudited)




                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1996         1995
                                                    --------     --------
Net Sales
     Catalysts and Chemicals .....................  $210,986     $175,524
     Pigments and Additives ......................    97,244      101,460
     Engineered Materials and
       Industrial Commodities Management .........   466,510      417,471
                                                    --------     --------

                                                    $774,740     $694,455
                                                    ========     ========

Operating Earnings
     Catalysts and Chemicals .....................  $ 32,201     $ 24,489
     Pigments and Additives ......................    17,524       18,770
     Engineered Materials and
       Industrial Commodities Management .........    11,969       11,033
                                                    --------     --------

                                                      61,694       54,292

Equity losses ....................................      (927)        (639)
Interest and other expenses, net .................   (15,236)     (15,823)
                                                    --------     --------


          Earnings before income taxes ...........  $ 45,531     $ 37,830
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

          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
- -------   ---------------------------------------------

                              Results of Operations
                              ---------------------

Comparison of the First Quarter of 1996
With the First Quarter of 1995
- ---------------------------------------

     Earnings before income taxes for the first quarter of 1996 were $45.5 million compared with $37.8 million in the first quarter of 1995. The increase was primarily due to a 14% increase in operating earnings as the Catalysts and Chemicals segment and the Engineered Materials and Industrial Commodities Management segment reported higher results which more than offset unfavorable results in the Pigments and Additives segment. Operating earnings and selling, administrative and other expenses exclude the former Engineered Materials businesses placed in the Engelhard-CLAL joint venture in June 1995. Earnings related to the venture are reported as equity earnings. This was the primary reason for the decrease in selling, administrative and other expenses. Equity losses from affiliates reflected the results of Engelhard-CLAL which is a new precious metal products joint venture and Engelhard/ICC which is heavily involved in new technology development related to desiccant air conditioning. Higher net interest expense was due to higher average debt balances which more than offset some favorable interest rate experience during the period.

     Net earnings for the first quarter of 1996 were $32.6 million compared with $27.6 million in 1995. The effective tax rate in 1996 was 28.5% compared with 27.0% for the same period last year.

     Net sales for the first quarter of 1996 increased 12% to $774.7 million from $694.5 million for the same quarter in 1995 with higher sales in the Catalysts and Chemicals segment and the Engineered Materials and Industrial Commodities Management segment more than offsetting lower sales in the Pigments and Additives segment.

Catalysts and Chemicals
- -----------------------

     Operating earnings increased 31% to $32.2 million in the first quarter of 1996 from $24.5 million in the same period of 1995 while net sales increased 20% to $211.0 million in 1996 from $175.5 in 1995.

     The Environmental Technologies Group had higher earnings largely due to sales of automotive emission-control catalysts in the United States, Europe and South Africa. In the Petroleum Catalysts Group, lower expenses and increased earnings from moving bed catalysts offset a continuing weak demand for fluid catalytic cracking catalysts. The Chemical Catalysts Group benefitted from higher base metal catalysts and precious metals catalysts volumes worldwide.

Pigments and Additives
- ----------------------

     Operating earnings decreased 7% to $17.5 million in the first quarter of 1996 from $18.8 million in the same period of 1995 while net sales decreased 4% to $97.2 million in 1996 from $101.5 million in 1995.

     The Paper Pigments and Chemicals Group had higher earnings largely due to a higher-value product mix and continued productivity improvements which offset higher energy costs and soft demand in the paper industry. These higher earnings were more than offset by the Specialty Minerals and Colors Group which had lower earnings due to softness in the automotive and ink industries and weather-related delays in the housing industry which translated into lower volumes of specialty minerals and colors products.

Engineered Materials and Industrial Commodities Management
- ----------------------------------------------------------

     Operating earnings increased 8% to $12.0 million in the first quarter of 1996 from $11.0 million in the same period of 1995 and net sales increased 12% to $466.5 million in 1996 from $417.5 million in 1995.

     The Engineered Materials Group had lower earnings largely due to the transfer of former business units into the Engelhard-CLAL joint venture. The lower earnings were more than offset by the Industrial Commodities Management Group which benefitted from favorable market conditions.

                         Capital Resources and Liquidity
                         -------------------------------

     At March 31, 1996 the Company's current ratio was 1.2 and the total debt to total capital ratio was 36%, both about the same as at December 31, 1995.

     Management believes that the combination of the Company's cash on hand, ongoing cash flow and the ability to access credit and capital markets will be adequate to finance its working capital requirements and capital expenditure programs.
                                  Other Matters
                                  -------------

     The Company announced on April 22, 1996 that it reached an agreement in principle to buy Mearl Corporation, a privately held, world-leading manufacturer of pearlescent pigments and iridescent film, for $272.7 million in cash, subject to adjustment. The transaction is expected to close during the second quarter of 1996. Mearl's headquarters are in Briarcliff Manor, New York.

     The Mearl business will significantly broaden the Company's existing pigment and additives capabilities and move the Company into entirely new and growing market areas.

                           Part II - Other Information
                           ---------------------------


Item 4.   Results of Matters to a Vote of Security Holders
- -------   ------------------------------------------------

          (a) The Company's Annual Meeting of the Shareholders was held on May 2, 1996.

          (b)  Results of votes of security holders.


1.   Election of Directors             For               Withheld
     ---------------------             ---               --------

     L. Donald LaTorre             130,501,901           2,367,969
     William R. Loomis, Jr.        130,508,029           2,361,841
     Reuben F. Richards            130,499,734           2,370,136
     Henry R. Slack                126,309,549           6,560,321
     Orin R. Smith                 130,465,869           2,404,001


2.   Approval of the Amendments to the Key Employees Stock Bonus Plan.

         For            Against         Abstain         Broker Non-Vote
         ---            -------         -------         ---------------
     104,521,227      20,665,846        860,908               -


3.   Approval of the Amendments to the Stock Bonus Plan for Non-Employee
     Directors.

         For            Against         Abstain         Broker Non-Vote
         ---            -------         -------         ---------------
     109,468,029      15,625,481        954,471               -


4. Approval of the Amendment to the Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock from 200,000,000 shares to 350,000,000 shares.

         For            Against         Abstain         Broker Non-Vote
         ---            -------         -------         ---------------
     129,625,234       2,810,334        434,312               -


5.   Appointment of Coopers & Lybrand L.L.P. as Independent Public Accountants.

         For            Against         Abstain         Broker Non-Vote
         ---            -------         -------         ---------------
     132,088,542         476,201        305,137               -

Item 6.  Exhibits and Reports on Form 8-K                                 Page
- -------  --------------------------------                                 ----

(a)(3)    Amendment to the Restated Certificate of Incorporation of        11
          the Company, filed with the State of Delaware, Office of the Secretary of State on May 2, 1996.

   (10)   Material Contracts

      (a) Amendments to the Key Employees Stock Bonus Plan of              *
          Engelhard Corporation adopted March 7, 1996 (incorporated by reference to the Engelhard Corporation 1996 definitive
          Proxy Statement as filed with the Securities and Exchange Commission on March 29, 1996).

      (b) Amendments to the Stock Bonus Plan for Non-Employee              *
          Directors of Engelhard Corporation adopted March 7, 1996 (incorporated by reference to the Engelhard Corporation
          1996 definitive Proxy Statement as filed with the Securities and Exchange Commission on March 29, 1996).

   (12)   Computation of the Ratio of Earnings to Fixed Charges.           12

(b) There were no reports on Form 8-K during the quarter ended March 31, 1996.






*  Incorporated by reference as indicated.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             ENGELHARD CORPORATION
                                         -----------------------------
                                                  (Registrant)





Date       May 14, 1996                   /s/ Orin R. Smith
        ---------------------            -----------------------------
                                              Orin R. Smith
                                              Chairman and Chief
                                              Executive Officer







Date       May 14, 1996                   /s/ William E. Nettles
        ---------------------            -----------------------------
                                              William E. Nettles
                                              Vice President and
                                              Chief Financial Officer






Date       May 14, 1996                   /s/ Martin J. Connor, Jr.
       ----------------------            -----------------------------
                                              Martin J. Connor, Jr.
                                              Controller

PART II - ITEM 6(a)(3):  AMENDMENT TO THE RESTATED CERTIFICATE OF INCORPORATION
- -------------------------------------------------------------------------------

                            CERTIFICATE OF AMENDMENT

                                     TO THE

                      RESTATED CERTIFICATE OF INCORPORATION

                                       OF

                              ENGELHARD CORPORATION

                         Adopted Pursuant to Section 242

                                     of the

                        Delaware General Corporation Law


     We, Arthur A. Dornbusch, II, Vice President and Secretary, and Stephen I. Miller, Assistant Secretary of Engelhard Corporation (the "Corporation"), do hereby certify under the seal of said Corporation as follows:

          1. The first paragraph of Article FOURTH of the Corporation's Restated Certificate of Incorporation is hereby amended to read in its entirety as set forth below:

          FOURTH:   The total number of shares of capital stock that may be
     issued by the Corporation is 355,000,000 of which 5,000,000 shares, without par value, shall be Preferred Stock (hereinafter in this Article FOURTH referred to as "Preferred Stock"), and of which 350,000,000 shares, par value of $1 per share, shall be Common Stock. Shares of the stock of any class of the Corporation may be issued by the Corporation from time to time for such legally sufficient consideration as may be fixed from time to time by the Board of Directors. Any and all shares so issued for which the consideration is so fixed has been paid or delivered to the Corporation and shall be deemed fully paid stock and shall not be liable to any further call or assessment thereon, and the holders of said shares shall not be liable for any further payments in respect of such shares.

          2. The amendment to the Restated Certificate of Incorporation set forth herein has been approved by the stockholders of the Corporation in accordance with the provisions of the General Corporation Law of the State of Delaware.

          IN WITNESS WHEREOF, we have signed this certificate and caused the corporate seal of the Corporation to be hereunto affixed this 2nd day of May, 1996.

                                                 /s/ Arthur A. Dornbusch, II
                                                 ----------------------------
                                                 Arthur A. Dornbusch, II
                                                 Vice President and Secretary
ATTEST:

/s/ Stephen I. Miller
- ---------------------
Stephen I. Miller
Assistant Secretary

PART II - ITEM 6(a)(12):  COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
- -------------------------------------------------------------------------------


                                               ENGELHARD CORPORATION
                               COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                                               (Dollars in Thousands)


                                        Three Months Ended
                                             March 31                              Year Ended December 31
                                        ------------------    -----------------------------------------------------------------

                                               1996              1995         1994            1993         1992          1991
                                               ----              ----         ----            ----         ----          ----

Income from continuing operations
before provision for income taxes .........  $45,531          $185,312      $157,306       ($ 4,709)     $133,858      $117,569

Add /(deduct)

   Portion of rents representative
    of the interest factor ................    1,175             4,700         4,800          4,500         4,000         4,200

   Interest on indebtedness ...............    9,527            31,326        21,954         13,696        16,231        21,658


   Equity dividends .......................        0             3,411         3,800          2,600         3,100         3,200

   Equity (earnings)/ loss ................      927              (695)         (632)        (3,443)       (7,445)       (5,024)
                                                 ---              ----          ----         ------        ------        ------

   Earnings as adjusted ...................  $57,160          $224,054      $187,228        $12,644      $149,744      $141,603
                                             =======          ========      ========        =======      ========      ========

Fixed Charges

   Portion of rents representative
   of interest factor .....................  $ 1,175          $  4,700      $  4,800        $ 4,500      $  4,000      $  4,200

   Interest on indebtedness ...............    9,527            31,326        21,954         13,696        16,231        21,658


   Capitalized Interest ...................      119             1,000           800          2,700           400           110
                                                 ---             -----           ---          -----           ---           ---

                                             $10,821          $ 37,026      $ 27,554        $20,896      $ 20,631      $ 25,968
                                             =======          ========      ========        =======      ========      ========


Ratio of Earnings to Fixed Charges ........     5.28              6.05          6.79          - (A)          7.26          5.45



   (A)  For fiscal 1993, earnings were insufficient to cover fixed charges by approximately $8.3 million. Earnings in 1993 were negatively impacted by a charge of approximately $148 million for the realignment and consolidation of businesses and environmental matters. Without such charge the ratio of earnings to fixed charges for fiscal 1993 would have been 7.14.

                                       12