Form 10-Q
period 1996-06-30
ENGELHARD CORP
filed 1996-08-09
CIK 352947

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                  ________________________________________________

                                    FORM 10-Q
           (Mark One)

            X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---        OF THE SECURITIES EXCHANGE ACT OF 1934
                  ________________________________________________

                   For the quarterly period ended June 30, 1996

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

                                 Yes   X       No
                                      ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock            Outstanding at July 31, 1996
     ---------------------            ----------------------------
        $1 par value                          143,872,673

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              ENGELHARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (Thousands except per share data)

                                   (Unaudited)


                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                    ------------------   ----------------------
                                      1996      1995        1996        1995
                                    --------  --------   ----------  ----------

Net sales ......................... $783,863  $721,144   $1,558,603  $1,415,599
Cost of sales .....................  655,810   595,309    1,320,705   1,177,814
                                    --------  --------   ----------  ----------

     Gross profit .................  128,053   125,835      237,898     237,785

Selling, administrative and other
  expenses ........................   62,292    68,865      116,152     134,274
                                    --------  --------   ----------  ----------


     Earnings from operations .....   65,761    56,970      121,746     103,511

Equity in earnings (losses) of
  affiliates ......................     (546)      979       (1,473)        340
Net interest expense ..............    9,196     7,653       18,723      15,725
                                    --------  --------   ----------  ----------

     Earnings before income taxes     56,019    50,296      101,550      88,126


Income tax expense ................   15,966    13,573       28,942      23,794
                                    --------  --------   ----------  ----------


     Net earnings ................. $ 40,053  $ 36,723   $   72,608  $   64,332
                                    ========  ========   ==========  ==========

Net earnings per share ............ $   0.28  $   0.26   $     0.51  $     0.45
                                    ========  ========   ==========  ==========

Cash dividends paid per share ..... $   0.09  $   0.09   $     0.18  $     0.17
                                    ========  ========   ==========  ==========

Average number of shares
  outstanding .....................  143,795   143,539      143,760     143,227
                                    ========  ========   ==========  ==========



    See the Accompanying Notes to Condensed Consolidated Financial Statements

                             ENGELHARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)




                                             June 30,        December 31,
                                                1996                1995
                                           ----------        ------------
    Cash ................................  $   53,813          $   40,023
    Receivables .........................     337,717             268,578
    Inventories .........................     315,225             238,002
    Other current assets ................      56,642              54,440
                                           ----------        ------------
         Total current assets ...........     763,397             601,043

    Investments .........................     229,622             224,721
    Property, plant and equipment, net ..     691,050             609,540
    Other noncurrent assets .............     364,821             210,271
                                           ----------        ------------
         Total assets ...................  $2,048,890          $1,645,575
                                           ==========        ============


    Short-term borrowings ...............  $  491,848          $  183,570
    Accounts payable ....................     129,320             101,064
    Other current liabilities ...........     210,394             209,875
                                           ----------        ------------
         Total current liabilities ......     831,562             494,509

    Long-term debt ......................     225,593             211,533
    Other noncurrent liabilities ........     205,350             201,791
    Shareholders' equity ................     786,385             737,742
                                           ----------        ------------
         Total liabilities and
              shareholders' equity ......  $2,048,890          $1,645,575
                                           ==========        ============





    See the Accompanying Notes to Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)


                                                            Six Months Ended
                                                                 June 30,
                                                         ----------------------
                                                              1996        1995
                                                         ----------   ---------
Cash flows from operating activities
Net earnings ..........................................  $  72,608    $  64,332
  Adjustments to reconcile net earnings to net cash
  provided by operating activities
     Depreciation, depletion and amortization .........     36,296       33,322
     Equity results, net of dividends .................      3,987        2,817
  Change in assets and liabilities ....................    (70,422)       3,436
                                                         ---------    ---------
     Net cash provided by operating activities ........     42,469      103,907
                                                         ---------    ---------

Cash flows from investing activities
  Capital expenditures, net ...........................    (58,375)     (43,611)
  Investments and acquisitions ........................   (263,976)     (28,270)
  Other ...............................................      8,185       (8,876)
                                                         ---------    ---------
     Net cash used in investing activities ............   (314,166)     (80,757)
                                                         ---------    ---------


Cash flows from financing activities
  Net change in short-term borrowings .................    308,354        1,074
  Dividends paid ......................................    (25,905)     (24,394)
  Other ...............................................      3,610       19,592
                                                         ---------    ---------
     Net cash provided by (used in) financing
       activities .....................................    286,059       (3,728)

Effect of exchange rate changes on cash ...............       (572)       2,381
                                                         ---------    ---------
     Net change in cash ...............................     13,790       21,803
     Cash at beginning of year ........................     40,023       26,404
                                                         ---------    ---------

     Cash at end of period ............................  $  53,813    $  48,207
                                                         =========    =========



    See the Accompanying Notes to Condensed Consolidated Financial Statements

                             ENGELHARD CORPORATION
                              SEGMENT INFORMATION
                                  (Thousands)
                                  (Unaudited)




                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                   ------------------        ----------------
                                    1996        1995         1996        1995
                                    ----        ----         ----        ----

Net Sales
 Catalysts and Chemicals ........ $205,808    $183,749   $  416,794  $  359,273
 Pigments and Additives .........  120,374     104,903      217,618     206,363
 Engineered Materials and
   Industrial Commodities
     Management .................  457,681     432,492      924,191     849,963
                                  --------    --------   ----------  ----------

                                  $783,863    $721,144   $1,558,603  $1,415,599
                                  ========    ========   ==========  ==========

Operating Earnings
 Catalysts and Chemicals ........ $ 34,144    $ 27,521   $   66,346  $   52,010
 Pigments and Additives .........   22,812      22,562       40,335      41,332
 Engineered Materials and
   Industrial Commodities
     Management .................   13,043      14,351       25,012      25,384
                                  --------    --------   ----------  ----------

                                    69,999      64,434      131,693     118,726

Equity earnings (losses) ........     (546)        979       (1,473)        340
Interest and other expenses, net   (13,434)    (15,117)     (28,670)    (30,940)
                                  --------    --------   ----------  ----------


    Earnings before income taxes  $ 56,019    $ 50,296   $  101,550  $   88,126
                                  ========    ========   ==========  ==========





    See the Accompanying Notes to Condensed Consolidated Financial Statements

Notes to Condensed Consolidated Financial Statements
- ----------------------------------------------------

1. The unaudited condensed consolidated financial statements of Engelhard Corporation and subsidiaries (the "Company") contain all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Shareholders.

2. The Company has been advised that the SEC has issued a formal order of investigation in connection with trading in the Company's stock during portions of 1995 following certain public announcements by the Company, which, as disclosed previously, has been the subject of a pending securities class action litigation since late 1995.

          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
- -------   ---------------------------------------------

                        Results of Operations
                        ---------------------

Comparison of the Second Quarter of 1996
With the Second Quarter of 1995
- ----------------------------------------

     Earnings before income taxes for the second quarter of 1996 were $56.0 million compared with $50.3 million in the second quarter of 1995. Operating earnings for the second quarter of 1996 increased 9% as the Catalysts and Chemicals segment reported higher results which more than offset unfavorable results in the Engineered Materials and Industrial Commodities Management segment. Including the positive results of the Mearl Corporation ("Mearl", see "Financial Condition and Liquidity"), operating earnings in the Pigments and Additives segment were flat. Operating earnings of the Company exclude the former Engineered Materials businesses placed in the Engelhard-CLAL joint venture on June 22, 1995. The results of Engelhard-CLAL are reported in equity in earnings (losses) of affiliates. The decrease in selling, administrative and other expenses reflects the absence of these Engineered Materials businesses.

     Equity losses of affiliates were $.5 million for the second quarter of 1996 compared with income of $1.0 million in 1995. The reduction reflected a slightly larger loss in Engelhard/ICC, which is involved in new technology development related to desiccant air conditioning; a small start-up loss at Engelhard Colortronics, the Company's newest partnership which is dedicated to applying a unique technology for conducting energy through flexible, colored inks; less favorable results at N.E. Chemcat, a Japanese affiliate, due to a weak Japanese market and a shift in autocatalyst production from Japan to the United States; and the break-even results of Engelhard-CLAL, a precious metal fabrication joint venture, due to weak industrial and jewelry markets in Europe (primarily in France).

     Higher net interest expense was due to higher average debt balances, primarily associated with the acquisition of Mearl in May 1996 and the purchase of the corporate headquarters site in December 1995.

     Net earnings for the second quarter of 1996 were $40.1 million compared with $36.7 million in 1995. The effective tax rate in 1996 was 28.5% compared with 27.0% for the same period last year.

     Net sales for the second quarter of 1996 increased 9% to $783.9 million from $721.1 million for the same quarter in 1995 with higher sales in all business segments. The acquisition of Mearl accounted for a small portion of the increase, see "Pigments and Additives".

Catalysts and Chemicals
- -----------------------

     Operating earnings increased 24% to $34.1 million in the second quarter of 1996 from $27.5 million in the same period of 1995 benefitting from increased volumes and raw material yields resulting from operating efficiencies. Net sales were up by 12% to $205.8 million in 1996 from $183.7 million in 1995.

     The Environmental Technologies Group had higher earnings largely due to increased volumes in the United States and increased market share and improved mix in Europe. In the Petroleum Catalysts Group, earnings increased due to higher volumes of fluid catalytic cracking ("FCC") catalysts and the results of cost reduction programs which more than offset weaker demand for moving bed catalysts and unfavorable FCC pricing. The Chemical Catalysts Group benefitted from higher petrochemical catalyst volumes worldwide.

Pigments and Additives
- ----------------------

     Operating earnings were flat at $22.8 million in the second quarter of 1996. Net sales increased 15% to $120.4 million in 1996 from $104.9 million in 1995. Excluding the positive impact of Mearl, the segment would have reported (as a percentage change from the prior year) a mid-single digit reduction in operating earnings on a mid-single digit increase in sales.

     Lower earnings in the Paper Pigments and Chemicals Group reflected lower volumes as a result of the continuing weakness in the paper industry. Operating results for this group in the second half of 1996 are dependent upon an improvement in economic conditions in the paper industry. These reduced earnings were offset by higher earnings in the Specialty Minerals and Colors Group due to the positive results of Mearl.

Engineered Materials and Industrial Commodities Management
- ----------------------------------------------------------

     Operating earnings decreased 9% to $13.0 million in the second quarter of 1996 from $14.4 million in the same period of 1995 and net sales increased 6% to $457.7 million in 1996 from $432.5 million in 1995.

     The Engineered Materials Group had lower earnings due to the transfer of former business units into the Engelhard-CLAL joint venture. The lower earnings more than offset the favorable results of the Industrial Commodities Management Group. This group's earnings continue to depend, in large part, on market conditions.

Comparison of the First Six Months of
1996 With the First Six Months of 1995
- --------------------------------------

     Earnings before income taxes for the first six months of 1996 were $101.6 million compared with $88.1 million in the first six months of 1995. Operating earnings for the first six months of 1996 increased 11% as the Catalysts and Chemicals segment reported higher results which more than offset slightly unfavorable results in the Engineered Materials and Industrial Commodities Management segment. Including the positive results of Mearl, operating earnings in the Pigments and Additives segment declined slightly. Operating earnings of the Company exclude the former Engineered Materials businesses placed in the Engelhard-CLAL joint venture on June 22, 1995. The results of Engelhard-CLAL are reported in equity in earnings (losses) of affiliates. The decrease in selling, administrative and other expenses reflects the absence of these Engineered Materials businesses.

     Equity losses of affiliates were $1.5 million for the first six months of 1996 compared with income of $.3 million in 1995. The reduction reflected a slightly larger loss at Engelhard/ICC, which is involved in new technology development related to desiccant air conditioning; a small start-up loss at Engelhard Colortronics, the Company's newest partnership which is dedicated to applying a unique technology for conducting energy through flexible, colored inks; less favorable results at N.E. Chemcat, a Japanese affiliate, due to a weak Japanese market and a shift in autocatalyst production from Japan to the United States; and a loss from Engelhard-CLAL, a precious metal fabrication joint venture, due to weak industrial and jewelry markets in Europe (primarily in France).

     Higher net interest expense was due to higher average debt balances, primarily associated with the Mearl acquisition in May 1996 and the purchase of the corporate headquarters site in December 1995.

     Net earnings for the first six months of 1996 were $72.6 million compared with $64.3 million in 1995. The effective tax rate in 1996 was 28.5% compared with 27.0% for the same period last year.

     Net sales for the first six months of 1996 increased 10% to $1.6 billion from $1.4 billion for the same period in 1995 with higher sales in all business segments. The acquisition of Mearl accounted for a small portion of the increase; see "Pigments and Additives".

Catalysts and Chemicals
- -----------------------

     Operating earnings increased 28% to $66.3 million in the first six months of 1996 from $52.0 million in the same period of 1995 benefitting from increased volumes and raw material yields resulting from operating efficiencies. Net sales increased 16% to $416.8 million in 1996 from $359.3 million in 1995.

     The Environmental Technologies Group had higher earnings largely due to increased volumes in the United States and increased market share and improved mix in Europe. In the Petroleum Catalysts Group, earnings increased for fluid catalytic cracking catalysts and for moving bed catalysts. The Chemical Catalysts Group benefitted from higher petrochemical catalyst volumes worldwide.

Pigments and Additives
- ----------------------

     Operating earnings decreased 2% to $40.3 million in the first six months of 1996 from $41.3 million in the same period of 1995. Net sales increased 5% to $217.6 million in 1996 from $206.4 million in 1995. Excluding the positive impact of Mearl, the segment would have reported (as a percentage change from the prior year) a mid-single digit reduction in operating earnings on flat sales.

     Lower earnings in the Paper Pigments and Chemicals Group largely reflected continuing soft demand in the paper industry. Including the positive results of Mearl, earnings were lower in the Specialty Minerals and Colors Group due to poor first quarter demand, driven by extreme weather conditions impacting primarily on the construction end markets.

Engineered Materials and Industrial Commodities Management
- ----------------------------------------------------------

     Operating earnings declined slightly to $25.0 million in the first six months of 1996 and net sales increased 9% to $924.2 million in 1996 from $850.0 million in 1995.

     The Engineered Materials Group had lower earnings due to the transfer of former business units into the Engelhard-CLAL joint venture. The lower earnings more than offset the favorable results of the Industrial Commodities Management Group. This group's earnings continue to depend, in large part, on market conditions.
                        Financial Condition and Liquidity
                        ---------------------------------

     On May 31, 1996, the Company acquired The Mearl Corporation ("Mearl") from the stockholders of Mearl pursuant to a Stock Purchase Agreement. The purchase price was $272.7 million in cash, subject to certain post-closing adjustments. The Company initially financed the acquisition with bank borrowings. For a more complete description of the acquisition, see the Company's Form 8-K/A, filed with the Securities and Exchange Commission ("SEC") on July 12, 1996. The Company's balance sheet as of June 30, 1996 includes the accounts of Mearl.

     Primarily as a result of the financial requirements related to the acquisition, at June 30, 1996 the Company's current ratio declined to 0.9 from
1.2 as of December 31, 1995 and the total debt to total capital ratio increased to 48% compared with 35% as of December 31, 1995.

     Management believes that the combination of the Company's cash on hand, ongoing cash flow and the ability to access credit and capital markets will be adequate to finance its working capital requirements and capital expenditure programs.
                                 Other Matters
                                 -------------

     In accordance with existing policy and as a result of developments in the second quarter of 1996, management deemed it appropriate to establish a $7.0 million provision for the defense of certain legal proceedings and related matters involving the Company's PremAir(TM) automotive catalyst system. Also, the Company recorded an insurance recovery related to an incident of funds misappropriation which was uncovered and announced during the second quarter of 1996. The positive net impact on net income of these items was less than half a cent per share.
                               Subsequent Events
                               -----------------

     In July 1996, the Company called $100.0 million of 10% notes which were refinanced with short-term debt. In August 1996, the Company issued $250.0 million of long-term debt whose proceeds were used for the acquisition of Mearl which was initially financed with short-term debt. The new debt consists of $150.0 million of five year notes and $100.0 million of ten year notes bearing interest at rates of 7.0% and 7.375%, respectively.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                  Page
- -------  --------------------------------                                  ----

(a) (12) Computation of the Ratio of Earnings to Fixed Charges.             12

(b)      In a report on Form 8-K filed with the SEC on June 7, 1996,         *
         the Company reported the acquisition of The Mearl Corporation.

         In a report on Form 8-K/A filed with the SEC on July 12, 1996,      *
         the Company amended the Form 8-K filed with the SEC on June 7, 1996 to include the financial statements required under Items 7(a) and 7(b).

*  Incorporated by reference as indicated.

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






Date       August 9, 1996                      /s/ Orin R. Smith
        ---------------------                -----------------------------
                                                   Orin R. Smith
                                                   Chairman and Chief
                                                   Executive Officer







Date       August 9, 1996                      /s/ William E. Nettles
        ---------------------                -----------------------------
                                                   William E. Nettles
                                                   Vice President and
                                                   Chief Financial Officer






Date      August 9, 1996                       /s/ Martin J. Connor, Jr.
       ----------------------                -----------------------------
                                                   Martin J. Connor, Jr.
                                                   Controller


                                                 ENGELHARD CORPORATION
                                    COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                                  (Dollars in Thousands)
                                                        (Unaudited)


                                           Six Months Ended
                                               June 30                         Year Ended December 31
                                           ----------------    ------------------------------------------------------
                                                 1996            1995       1994        1993       1992         1991
                                                 ----            ----       ----        ----       ----         ----
       Income from continuing operations
        before provision for income taxes      $101,550        $185,312  $157,306     $(4,709)  $133,858     $117,569

       Add /(deduct)

          Portion of rents representative
          of the interest factor                    500          4,700      4,800       4,500      4,000        4,200

          Interest on indebtedness               18,723         31,326     21,954      13,696     16,231       21,658

          Equity dividends                        2,514          3,411      3,800       2,600      3,100        3,200

          Equity (earnings)/loss                  1,473           (695)      (632)     (3,443)    (7,445)      (5,024)
                                               --------       --------   --------     -------   --------     --------
          Earnings as adjusted                 $124,760       $224,054   $187,228     $12,644   $149,744     $141,603
                                               ========       ========   ========     =======   ========     ========


       Fixed Charges

          Portion of rents representative
          of the interest factor               $    500       $  4,700   $  4,800     $ 4,500   $  4,000     $  4,200

          Interest on indebtedness               18,723         31,326     21,954      13,696     16,231       21,658

          Capitalized Interest                      539          1,000        800       2,700        400          110
                                               --------       --------   --------     -------   --------     --------
                                               $ 19,762       $ 37,026   $ 27,554     $20,896   $ 20,631     $ 25,968
                                               ========       ========   ========     =======   ========     ========


       Ratio of Earnings to Fixed Charges          6.31           6.05       6.79      -  (A)       7.26         5.45



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

