Form 10-Q
period 1996-09-30
ENGELHARD CORP
filed 1996-11-14
CIK 352947

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
             ------------------------------------------------------

                                    FORM 10-Q
   (Mark One)

       X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      ---        OF THE SECURITIES EXCHANGE ACT OF 1934
             ------------------------------------------------------

                For the quarterly period ended September 30, 1996

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             ------------------------------------------------------

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

                                 (908) 205-5000
              ----------------------------------------------------
               (Registrant's telephone number including area code)

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

                                 Yes   X       No
                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                           Outstanding at October 31, 1996
---------------------                           -------------------------------
   $1 par value                                           143,851,369

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              ENGELHARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (Thousands except per share data)
                                   (Unaudited)


                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                     ------------------   ----------------------
                                       1996      1995       1996        1995
                                       ----      ----       ----        ----

Net sales ......................... $800,894   $724,588  $2,359,497  $2,140,187
Cost of sales .....................  676,810    614,120   1,997,515   1,791,934
                                    --------   --------  ----------  ----------

     Gross profit .................  124,084    110,468     361,982     348,253

Selling, administrative and other
  expenses ........................   61,556     52,731     177,708     187,005
                                    --------   --------  ----------  ----------

     Earnings from operations .....   62,528     57,737     184,274     161,248

Equity in losses of affiliates ....     (607)    (1,865)     (2,080)     (1,525)
Net interest expense ..............   13,009      6,998      31,732      22,723
                                    --------   --------  ----------  ----------

     Earnings before income taxes     48,912     48,874     150,462     137,000

Income tax expense ................   13,940     11,861      42,882      35,655
                                    --------   --------  ----------  ----------

     Net earnings .................  $34,972    $37,013    $107,580    $101,345
                                    ========   ========  ==========  ==========

Net earnings per share ............    $0.24      $0.26       $0.75       $0.71
                                    ========   ========  ==========  ==========

Cash dividends paid per share .....    $0.09      $0.09       $0.27       $0.26
                                    ========   ========  ==========  ==========
Average number of shares
  outstanding .....................  143,869    144,031     143,796     143,498
                                    ========   ========  ==========  ==========




  See the Accompanying Notes to the Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)





                                               September 30,    December 31,
                                                    1996            1995
                                               -------------    ------------

Cash ...........................................$   60,744       $   40,023
Receivables ....................................   365,159          268,578
Inventories ....................................   325,805          238,002
Other current assets ...........................    53,482           54,440
                                                ----------       ----------
   Total current assets ........................$  805,190          601,043

Investments ....................................   231,013          224,721
Property, plant and equipment, net .............   710,140          609,540
Other noncurrent assets ........................   368,190          210,271
                                                ----------       ----------
   Total assets ................................$2,114,533       $1,645,575
                                                ==========       ==========


Short-term borrowings ..........................$  376,064       $  183,570
Accounts payable ...............................   130,748          101,064
Other current liabilities ......................   222,065          209,875
                                                ----------       ----------
   Total current liabilities ...................   728,877          494,509

Long-term debt .................................   375,241          211,533
Other noncurrent liabilities ...................   205,524          201,791
Shareholders' equity ...........................   804,891          737,742
                                                ----------       ----------
   Total liabilities and
        shareholders' equity ...................$2,114,533       $1,645,575
                                                ==========       ==========




  See the Accompanying Notes to the Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)


                                                            Nine Months Ended
                                                              September 30,
                                                           ------------------
                                                            1996         1995
                                                            ----         ----

Cash flows from operating activities
   Net earnings .........................................$ 107,580   $ 101,345
   Adjustments to reconcile net earnings to net cash
   provided by operating activities
      Depreciation, depletion and amortization ..........   54,898      46,473
      Equity results, net of dividends ..................    4,595       4,936
   Change in assets and liabilities .....................  (93,334)    (45,294)
                                                         ----------   ---------
      Net cash provided by operating activities .........   73,739     107,460
                                                         ----------   ---------

Cash flows from investing activities
   Capital expenditures, net ............................  (95,466)    (65,736)
   Proceeds from sale of business .......................      500           0
   Acquisitions and investments, net of cash acquired.... (269,516)    (27,370)
   Other ................................................    3,736      (6,515)
                                                         ----------   ---------
      Net cash used in investing activities ............. (360,746)    (99,621)
                                                         ----------   ---------

Cash flows from financing activities
   Net change in short-term borrowings . ................  192,572     (81,879)
   Proceeds from long-term debt .........................  249,726      99,975
   Repayment of long-term debt .......................... (100,225)        (44)
   Purchase of treasury stock ...........................   (7,357)          0
   Stock bonus and option plan transactions .............   12,346      27,444
   Dividends paid .......................................  (38,828)    (37,361)
                                                         ----------   ---------
      Net cash provided by financing activities .........  308,234       8,135

Effect of exchange rate changes on cash .................     (506)      2,597
                                                         ----------   ---------
      Net change in cash ................................   20,721      18,571
      Cash at beginning of year .........................   40,023      26,404
                                                         ----------   ---------

      Cash at end of period .............................$  60,744   $  44,975
                                                         ==========   =========




  See the Accompanying Notes to the Condensed Consolidated Financial Statements

                             ENGELHARD CORPORATION
                              SEGMENT INFORMATION
                                  (Thousands)
                                  (Unaudited)



                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                    ------------------      -----------------
                                      1996       1995       1996         1995
                                      ----       ----       ----         ----

Net Sales
  Catalysts and Chemicals ......... $211,168   $170,534  $  627,962  $  529,807
  Pigments and Additives ..........  147,660    108,539     365,278     314,902
  Engineered Materials and
    Industrial Commodities
      Management ..................  442,066    445,515   1,366,257   1,295,478
                                    --------   --------  ----------  ----------

                                    $800,894   $724,588  $2,359,497  $2,140,187
                                    ========   ========  ==========  ==========

Operating Earnings
  Catalysts and Chemicals ......... $ 28,033   $ 25,009  $   94,379  $   77,019
  Pigments and Additives ..........   29,697     27,572      70,032      68,904
  Engineered Materials and
    Industrial Commodities
      Management ..................    9,417     10,182      34,432      35,566
                                    --------   --------  ----------  ----------

                                      67,147     62,763     198,843     181,489

Equity in losses of affiliates ....     (607)    (1,865)     (2,080)     (1,525)
Interest and other expenses, net ..  (17,628)   (12,024)    (46,301)    (42,964)
                                    --------   --------  ----------  ----------


    Earnings before income taxes... $ 48,912   $ 48,874  $  150,462  $  137,000
                                    ========   ========  ==========  ==========





   See the Accompanying Notes to the Condensed Consolidated Financial Statements

Notes to the Condensed Consolidated Financial Statements
--------------------------------------------------------

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

2. Some of the Company's businesses use industrial commodities in their operations. In addition, sales and purchases of these and other industrial commodities to/from customers are transacted through the Company's dealing operations. Secondarily, and usually as a consequence of the above transactions, the Company also engages in industrial commodities dealing with other counterparties. Generally, all of these industrial commodity transactions are hedged on a daily basis, using spot, forward, futures or option transactions, to substantially eliminate the exposure to price risk. In limited and closely monitored situations, for which preapproved exposure levels have been set, the Company holds significant unhedged industrial commodity positions. Changes in the market value of unhedged (open) industrial commodity positions are recognized in earnings in the period of the change by marking these positions to their current market value.

          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
-------   ---------------------------------------------

                        Results of Operations
                        ---------------------

Comparison of the Third Quarter of 1996
With the Third Quarter of 1995
----------------------------------------

     Earnings before income taxes for the third quarter of 1996 were $48.9 million, about the same as 1995. The 1996 results included a positive impact of about 10% from the Mearl Corporation ("Mearl", see "Mearl Acquisition") and the benefit from an improved transportation cost management system; both of these items (excluding the interest cost related to Mearl) are reflected in the Pigments and Additives segment.

     Operating earnings for the third quarter of 1996 increased 7% as the Catalysts and Chemicals segment and the Pigments and Additives segment reported higher results which more than offset unfavorable results in the Engineered Materials and the Industrial Commodities Management segment.

     The Company's share of losses from affiliates was $.6 million for the third quarter of 1996 compared with a loss of $1.9 million in 1995. The improvement reflected a much smaller loss in Engelhard-CLAL, a precious metal fabrication joint venture, due to the benefits from a reorganization which is currently underway. Partially offsetting this favorable result were a start-up loss at Colortronics, a conductive ink joint venture and less favorable results at N.E. Chemcat, a Japanese affiliate.

     Higher net interest expense was primarily due to the acquisition of Mearl.

     Net earnings for the third quarter of 1996 were $35.0 million compared with $37.0 million in 1995. The effective tax rate in 1996 was 28.5% compared with 24.3% for the same quarter last year, due to a changing geographic mix of earnings.

     Net sales for the third quarter of 1996 increased 11% to $800.9 million from $724.6 million in the same quarter of 1995 with higher sales in the Catalysts and Chemicals segment and the Pigments and Additives segment more than offsetting slightly lower sales in the Engineered Materials and Industrial Commodities Management segment. The acquisition of Mearl is estimated to account for about half of this increase in net sales, see "Pigments and Additives", and basically all of the increase in selling, administrative and other expenses.

Catalysts and Chemicals
-----------------------

     Operating earnings increased 12% to $28.0 million in the third quarter of 1996 from $25.0 million in 1995 while net sales were up 24% to $211.2 million in 1996 from $170.5 million in 1995.

     The Environmental Technologies Group had higher earnings largely due to increased volumes and improved mix in the United States, particularly auto-emission systems and heavy duty power systems, and increased market share and volume in Europe. In the Petroleum Catalysts Group, earnings declined primarily due to fluid catalytic cracking ("FCC") catalysts where cost and pricing impacts more than offset higher volumes. The Chemical Catalysts Group had strong business results which were more than offset by higher operating expenses.

Pigments and Additives
----------------------

     Operating earnings increased 8% to $29.7 million in the third quarter of 1996 from $27.6 million in 1995. Net sales increased 36% to $147.7 million in 1996 from $108.5 million in 1995. Excluding the estimated positive impact of Mearl and the benefit from an improved transportation cost management system, operating earnings would have declined approximately 30% on flat sales.

     Lower earnings in the Paper Pigments and Chemicals Group reflected lower volumes as a result of the continuing weakness in the paper industry. Reduced earnings in the Specialty Minerals and Colors Group (excluding Mearl) were primarily due to product mix.

Engineered Materials and Industrial Commodities Management
----------------------------------------------------------

     Operating earnings decreased 8% to $9.4 million in the third quarter of 1996 from $10.2 million in 1995 and net sales declined slightly to $442.1 million in 1996 from $445.5 million in 1995.

     The Engineered Materials Group had lower earnings due to a decrease in the demand for fabricated, precious-metal products. The lower earnings more than offset the favorable results of the Industrial Commodities Management Group.

Comparison of the First Nine Months of
1996 With the First Nine Months of 1995
---------------------------------------

     Earnings before income taxes for the first nine months of 1996 were $150.5 million compared with $137.0 million in 1995. The 1996 results included a small positive impact from Mearl and the benefit from an improved transportation cost management system; both of these items (excluding the interest cost related to Mearl) are reflected in the Pigments and Additives segment.

     Operating earnings for the first nine months of 1996 increased 10% as the Catalysts and Chemicals segment and the Pigments and Additives segment reported higher results which more than offset unfavorable results in the Engineered Materials and Industrial Commodities Management segment. Operating earnings of the Company exclude the former Engineered Materials businesses placed in the Engelhard-CLAL joint venture on June 22, 1995. The results of Engelhard-CLAL are reported in equity in losses of affiliates.

     The Company's share of losses from affiliates was $2.1 million for the first nine months of 1996 compared with a loss of $1.5 million in 1995. The increase reflected a larger loss at Engelhard/ICC, a desiccant air conditioning joint venture; a start-up loss at Engelhard Colortronics, a conductive ink joint venture; and less favorable results at N.E. Chemcat, a Japanese affiliate. Partially offsetting these unfavorable results was a much smaller loss from Engelhard-CLAL, a precious metal fabrication joint venture, due to the benefits from a reorganization which is currently underway.

     Higher net interest expense was primarily due to the acquisition of Mearl and the purchase of the Company's office building in December 1995. (The purchase of the building resulted in reduced lease expenses.)

     Net earnings for the first nine months of 1996 were $107.6 million compared with $101.3 million in 1995. The effective tax rate in 1996 was 28.5% compared with 26.0% for the same period last year, due to a changing geographic mix of earnings.

     Net sales for the first nine months of 1996 increased 10% to $2.4 billion from $2.1 billion for the same period in 1995 with higher sales in all segments. The acquisition of Mearl is estimated to account for a small portion of this increase in net sales (see "Pigments and Additives"), and offset a part of the decrease in selling, administrative and other expenses caused by the absence of the Engineered Materials businesses placed in the Engelhard-CLAL joint venture.

Catalysts and Chemicals
-----------------------

     Operating earnings increased 23% to $94.4 million in the first nine months of 1996 from $77.0 million in 1995 while net sales were up 19% to $628.0 million in 1996 from $529.8 million in 1995.

     The Environmental Technologies Group had higher earnings largely due to increased volumes and improved mix in the United States, particularly auto-emission systems and heavy duty power systems, and increased market share and volume in Europe. In the Petroleum Catalysts Group, earnings declined slightly in spite of higher volumes of FCC catalysts as a result of unfavorable FCC pricing and higher manufacturing costs. The Chemical Catalysts Group had improved earnings due to higher worldwide petrochemical catalyst volumes.

Pigments and Additives
----------------------

     Operating earnings increased 2% to $70.0 million in the first nine months of 1996 from $68.9 million in 1995. Net sales increased 16% to $365.3 million in 1996 from $314.9 million in 1995. Excluding the estimated positive impact of Mearl and the benefit from an improved transportation cost management system, the segment would have reported a reduction of approximately 15% in operating earnings on flat sales.

     Lower earnings in the Paper Pigments and Chemicals Group reflected continuing weakness in the paper industry. Reduced earnings in the Specialty Minerals and Colors Group (excluding Mearl) were primarily due to product mix.

Engineered Materials and Industrial Commodities Management
----------------------------------------------------------

     Operating earnings decreased 3% to $34.4 million in the first nine months of 1996 from $35.6 million in 1995 and net sales increased 5% to $1.4 billion in 1996 from $1.3 billion in 1995.

     The Engineered Materials Group had lower earnings primarily due to the transfer of former business units into the Engelhard-CLAL joint venture. The lower earnings more than offset the favorable results of the Industrial Commodities Management Group.

Mearl Acquisition
-----------------

     On May 31, 1996, the Company acquired Mearl. For a more complete description of the acquisition, see the Company's Form 8-K/A, filed with the Securities and Exchange Commission ("SEC") on July 12, 1996.

     The integration of Mearl is expected to result in substantial cost savings through the elimination of duplicate functions and facilities. Management expects to substantially complete these actions by the middle of 1997. These actions are expected to increase goodwill by approximately $6.0 million.

Financial Condition and Liquidity
---------------------------------

     During the third quarter of 1996, the Company called $100.0 million of 10% notes and subsequently issued $250.0 million of long-term debt (primarily to finance the acquisition of Mearl) consisting of $150.0 million of five year notes and $100.0 million of ten year notes bearing interest at rates of 7.0% and 7.375%, respectively. As a result, the Company's current ratio declined to 1.1 from 1.2 and the total debt to total capital ratio increased to 48% compared with 35% as of December 31, 1995. Management believes that the Company will continue to have adequate access to credit and capital markets to meet its needs for the forseeable future.


                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                  Page
-------  --------------------------------                                  ----

(a)      (12) Computation of the Ratio of Earnings to Fixed Charges.        11

(b)      In a report on Form 8-K/A filed with the SEC on July 12,           *
         1996, the Company amended the Form 8-K filed with the SEC on June 7, 1996 to include the financial statements required under Items 7(a) and 7(b).

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






Date      November 14, 1996                 /s/ Orin R. Smith
        ---------------------         -----------------------------
                                             Orin R. Smith
                                             Chairman and Chief
                                             Executive Officer







Date      November 14, 1996              /s/ William E. Nettles
        ---------------------         -----------------------------
                                           William E. Nettles
                                           Vice President and
                                           Chief Financial Officer






Date     November  14, 1996              /s/ Martin J. Connor, Jr.
       ----------------------         -----------------------------
                                           Martin J. Connor, Jr.
                                           Controller

EXHIBIT 12

                              ENGELHARD CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             (Dollars in Thousands)
                                  (Unaudited)

                                      Nine Months Ended
                                        September 30                              Year Ended December 31
                                      -----------------        ------------------------------------------------------------
                                             1996                1995          1994         1993         1992         1991
                                             ----                ----          ----         ----         ----         ----

Income from continuing operations
before provision for income taxes ...... $150,462              $185,312     $157,306      ($4,709)    $133,858     $117,569

Add /(deduct)

   Portion of rents representative
    of the interest factor .............      750                 4,700        4,800        4,500        4,000        4,200

   Interest on indebtedness ............   31,732                31,326       21,954       13,696       16,231       21,658


   Equity dividends ....................    2,515                 3,411        3,800        2,600        3,100        3,200

   Equity (earnings)/ loss .............    2,080                  (695)        (632)      (3,443)      (7,445)      (5,024)
                                         --------              --------     --------      -------     --------     --------

   Earnings as adjusted ................ $187,539              $224,054     $187,228      $12,644     $149,744     $141,603
                                         ========              ========     ========      =======     ========     ========

Fixed Charges

   Portion of rents representative
   of interest factor ..................     $750                $4,700       $4,800       $4,500       $4,000       $4,200

   Interest on indebtedness ............   31,732                31,326       21,954       13,696       16,231       21,658


   Capitalized Interest ................      891                 1,000          800        2,700          400          110
                                          -------               -------      -------      -------      -------      -------

                                          $33,373               $37,026      $27,554      $20,896      $20,631      $25,968
                                          =======               =======      =======      =======      =======      =======


Ratio of Earnings to Fixed Charges .....     5.62                  6.05         6.79         - (A)        7.26         5.45




      (A) For fiscal 1993, earnings were insufficient to cover fixed charges by approximately $8.3 million. Earnings in 1993 were negatively impacted by a charge of approximately $148 million for the realignment and consolidation of businesses and environmental matters.  Without such charge the ratio of earnings to fixed charges for fiscal 1993 would have been 7.14.
