Form 10-K
period 1996-12-31
ENGELHARD CORP
filed 1997-03-27
CIK 352947

                                      1996

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------
                  For the fiscal year ended December 31, 1996
                                       OR
---            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------
                   For the transition period from          to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes |X|.    No |_| .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Number of shares of common stock outstanding as of March 6, 1997 - 144,167,717. Aggregate market value of common stock held by non-affiliates as of March 6, 1997 - $2,148,322,684.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Proxy Statement for the 1997 Annual Meeting of Shareholders.

                               Table of Contents
                               ------------------
                                                                 Page
                                                        ------------------------
                                                         1996
                                                         Form          Proxy
Item                                                     10-K        Statement
----                                                     ----        ----------
                                     Part I
1.  Business
    (a) General development of business                    3             -
    (b) Segment and geographic area data              3-8, 38-40         -
    (c) Description of business                           3-9            -

2.  Properties                                            8-9            -

3.  Legal Proceedings                                    9-10            -

4.  Submission of Matters to a Vote of                    10             -
    Security Holders

                                     Part II

5.  Market for Registrant's                               10             -
    Common Equity and Related
    Stockholder Matters

6.  Selected Financial Data                             11, 47           -

7.  Management's Discussion and                          12-21           -
    Analysis of Financial Condition
    and Results of Operations

8.  Financial Statements and                             22-46           -
    Supplementary Data

9.  Changes in and Disagreements with                     47             -
    Accountants on Accounting and Financial
    Disclosure

                                    Part III

10. Directors and Executive Officers of                  48-49          3-6
    the Registrant

11. Executive Compensation                                49           11-21

12. Security Ownership of Certain                         49           2-3,7
    Beneficial Owners and Management

13. Certain Relationships and Related                     49           2-7,10
    Transactions

                                    Part IV

14. Exhibits, Financial Statement                        50-135          -
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

     The Company develops, manufactures and markets technology-based performance products and engineered materials for a wide spectrum of industrial customers, and provides services to precious and base metals customers and markets energy-related services.

     The Company employed approximately 6,300 people as of January 1, 1997 and operates on a worldwide basis with corporate and operating headquarters and principal manufacturing facilities and mineral reserves in the United States with other operations conducted in the European Community, the Russian Federation and the Asia-Pacific region.

     The Company's businesses are organized into three segments - Catalysts and Chemicals, Pigments and Additives, and Engineered Materials and Industrial Commodities Management.

     Information concerning the Company's net sales, operating earnings and identifiable assets by industry segment and by geographic area; inter-area transfers by geographic area; and export sales is included in Note 15 "Industry Segment and Geographic Area Data" of the Notes to Consolidated Financial Statements on pages 38-40 of this 10-K.

Catalysts and Chemicals

     The Catalysts and Chemicals segment comprises three principal product groups: the Environmental Technologies Group, consisting of Automotive Emission Systems, Heavy Duty Power Systems and Process Emission Systems, serving the automotive, off-road vehicle, light and heavy duty truck, aircraft, power generation and process industries; the Petroleum Catalysts Group, serving the petroleum refining industries; and the Chemical Catalysts Group, serving the chemical, petrochemical, pharmaceutical and food processing industries.

     Environmental technology catalysts are used in applications such as the abatement of carbon monoxide, oxides of nitrogen and hydrocarbons from gasoline, diesel and alternate fueled vehicle exhaust gases to meet emission control standards. These catalysts are also used for the removal of odors, fumes and pollutants generated by a variety of process industries including but not limited to the painting of automobiles, appliances and other equipment; printing processes; the manufacture of nitric acid and tires, in the curing of polymers; and power generation sources. In the third quarter of 1996, the Company acquired the assets of Telaire Systems (now Engelhard Sensor Technologies), a supplier of infrared gas sensors. In 1995, the Company purchased the assets of Jet-Com, a supplier of thermal spray coating technology and services. This acquisition, when combined with the Company's catalyst and thermal spray coating technologies, provides for a broader offering of emission control systems. Also in 1995, the Company purchased the other half of its Salem Engelhard joint venture formed in 1992 to produce and market products and services to abate, by catalytic and non-catalytic methods, emissions of volatile organic chemicals and other pollutants generated by a variety of process industries.

     The Company also participates in the manufacture and supply of automobile exhaust emission control catalysts through affiliates serving the Asia-Pacific region: N.E. Chemcat Corporation (Japan) - 38.8 percent owned; and Heesung-Engelhard (South Korea) - 49 percent owned, both of which also produce other catalysts and products.

     The petroleum refining catalyst products consist of a variety of catalysts and processes used in the petroleum refining industry. The principal products are zeolitic cracking catalysts which are widely used to provide economies in petroleum processing. The Company offers commercially a full line of fluid cracking catalyst much of which is based on patented technology which can be used to control selectivity and cracking activity virtually independently of one another. This characteristic permits custom catalysts formulation for a large number of users.

     The Company manufactures reforming, isomerization and hydrotreating catalysts for a variety of petroleum refining processes. Catalysts are marketed in North America and the Caribbean by Acreon Catalysts, a jointly owned partnership formed by the Company and Procatalyse.

     In 1995, the Company and Procatalyse announced plans to expand the production capacity of their joint venture, Acreon Catalysts. To serve market needs more effectively, they are currently adding alumina and hydrotreating catalyst manufacturing capacity in North America.

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

     The products of the Catalysts and Chemicals segment compete in the marketplace on the basis of cost performance. No single competitor is dominant in the markets in which the Company operates.

     The manufacturing operations of the Catalysts and Chemicals segment are carried out in 12 states in the United States. Wholly-owned foreign operations are located in Germany, Italy, The Netherlands, South Africa and the United Kingdom with equity investments located in the United States, Japan and South Korea. The products are sold principally through the Company's sales organizations or its equity investments, supplemented by independent distributors and representatives.

     The principal raw materials used by the Catalysts and Chemicals segment include precious metals, procured by the Engineered Materials and Industrial Commodities Management segment; kaolin, supplied by the Pigments and Additives segment; and a variety of minerals and chemicals which are generally readily available. For more information about precious metal supply contracts, see the "Engineered Materials and Industrial Commodities Management" section below on pages 5-6 of this 10-K.

     As of January 1, 1997 the Catalysts and Chemicals segment had approximately 2,800 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

Pigments and Additives

     The Pigments and Additives segment is comprised principally of performance products based on kaolin and used as coating and extender pigments for the paper industry and mineral based performance additives products and color pigments serving the plastics, coatings, paint, ink, and allied industries. In addition, the group's pearlescent pigments are used in automotive, cosmetics, packaging, and a variety of industrial applications. The segment also supplies iridescent films used in an assortment of creative, decorative, packaging.

     Products for the paper market include Miragloss (registered trademark) pigment for coating applications requiring superior gloss and brightness; Luminex (registered trademark) pigment, a high brightness material for high-quality paper coating: Ansilex (registered trademark) pigments that provide the desired opacity, brightness, gloss and printability in paper products; Nuclay (registered trademark) specialized coating pigment for lightweight publication papers; Exsilon (registered trademark) structured pigment that improves the printability of lightweight coated paper and carbonless forms; and Spectrafil (registered trademark) pigments for the newsprint and groundwood specialties markets.

     Minerals based performance additives products are used principally as extenders pigments for a variety of purposes in the manufacture of plastic, rubber, ink, ceramic, adhesive products and in paint. Principal products include Satintone (registered trademark) products, ASP (registered trademark) pigments and Translink (registered trademark) surface modified reinforcements. The group also produces a variety of organic and inorganic color and pearlescent and natural pearl pigments for a wide range of applications. Additionally, the group also produces gellants and sorbents with an assortment of uses as well as Mearlcrete and Metamax (registered trademarks) for the concrete industry.

     The products of the Pigments and Additives segment compete with other pigments and extenders on the basis of cost performance. No single competitor is dominant in the markets in which the Company competes.

     Pigments and Additives manufacturing operations are carried out in seven states in the United States, and in Finland and Japan. Subsidiary sales and distribution centers are located in France, Hong Kong, Mexico, the Netherlands, and Turkey. Products are sold through the Company's sales organization supplemented by independent distributors and representatives.

     The principal raw materials used by the Pigments and Additives segment include kaolin, attapulgite, and mica from mineral reserves owned or leased by the Company and a variety of other minerals and chemicals which are readily available.

     As of January 1, 1997 the Pigments and Additives segment had approximately 2,475 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

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

     The products of the Engineered Materials Group consist of performance products primarily employing metal-based materials, such as temperature-sensing devices, precious metals coating and electroplating materials, conductive pastes and powders and brazing alloys. These products are used in the manufacture of automotive components, industrial devices, ceramics, chemicals, instruments, control devices, medical supplies, hardware, furniture and air conditioners.

     The products of the Engineered Materials Group compete on the basis of cost performance. No single competitor is dominant in the markets in which the Company operates.

     Engineered Materials manufacturing and refining operations are carried out in four states in the United States and in facilities located in Canada, France and the United Kingdom. The products are sold principally through the Company's sales organization, supplemented by independent distributors and representatives.

     The principal raw materials used by these operations are precious metals including those of the platinum group (platinum, palladium, rhodium, iridium and ruthenium), silver and gold, all of which are generally available.

     In 1995 the Company formed a 50/50 joint venture with FIMALAC (formerly
CLAL), a Paris-based precious metal fabricator. (See Note 9 "Investments" of the Notes to Consolidated Financial Statements on page 34 of this 10-K). The joint venture combined most of the assets of the Engineered Materials business with FIMALAC.

     The Industrial Commodities Management Group is responsible for procuring precious and base metals to meet the requirements of the Company's operations and its customers. Supplies of newly mined platinum group metals are obtained primarily from South Africa and the Russian Federation and to a lesser extent from the United States and Canada, which four regions are the only known significant sources. Most of these platinum group metals are obtained pursuant to a number of contractual arrangements with different durations and terms. The Company replaced a precious metals supply contract that expired December 31, 1996 with a new contract that offers smaller quantities and less favorable terms. Management expects the impact to be wholly or partially offset by other precious metals supply contracts and arrangements and by new business programs already underway. Failure to achieve such offsetting income could result in a material adverse impact. Management believes that an adequate supply of these precious metals will be available to meet growing needs. Gold and silver are purchased from various sources. In addition, in the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms.

     The Industrial Commodities Management Group also engages in precious and base metals dealing operations with industrial consumers, dealers, central banks, miners and refiners. It also participates in refining of precious metals and marketing of energy-related services. The group does not routinely speculate in the precious and base metals market. For more information regarding precious metals operations, see Note 7 "Metal Positions and Obligations" on page 33 and
Note 14 "Financial Instruments" of the Notes to Consolidated Financial Statements on pages 37 and 38 of this 10-K. Offices are located in the United States, Japan, Peru, the Russian Federation, Switzerland and the United Kingdom.

     As of January 1, 1997 the Engineered Materials and Industrial Commodities Management segment had approximately 525 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

Major Customers

     For the year ended December 31, 1996, Engelhard-CLAL, a related party and a customer of the Engineered Materials and Industrial Commodities Management segment, accounted for 16% of the Company's net sales. For the years ended December 31, 1995 and 1994, Ford Motor Company, a customer of both the Catalysts and Chemicals and the Engineered Materials and Industrial Commodities Management segments accounted for 11% of the Company's net sales. Sales to both Engelhard-CLAL and to the Ford Motor Company included both fabricated products and precious metals and were therefore significantly influenced by fluctuations in precious metal prices as well as the quantity and type of metal purchased. In such cases, market price fluctuations, quantities and types purchased can result in material variations in sales reported, but do not usually have a direct or substantive effect on earnings.

Research and Patents

     The Company currently employs approximately 420 scientists, technicians and auxiliary personnel engaged in research and development in the field of chemistry and metallurgy. These activities are conducted in the United States and abroad. Research and development expense was $56.5 million in 1996, $53.0 million in 1995 and $49.0 million in 1994.

     Research facilities include fully staffed instrument analysis laboratories, which the Company maintains in order to achieve the high level of precision necessary for its various businesses and to assist customers in understanding how Engelhard's products and services can add value to their businesses.

     The Company owns or is licensed under numerous patents which have been secured over a period of years. It is the policy of the Company to normally apply for patents whenever it develops new products or processes considered to be commercially viable and, in appropriate circumstances, to seek licenses when such products or processes are developed by others. While the Company deems its various patents and licenses to be important to certain aspects of its operations, it does not consider any significant portion or its business as a whole to be materially dependent on patent protection.

Environmental Matters

     With the oversight of environmental agencies, the Company is currently preparing, has under review, or is implementing, environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites, including Plainville, MA, Salt Lake City, UT and Attapulgus, GA. The Company is continuing to investigate contamination at Plainville, under a 1993 agreement with the United States Environmental Protection Agency (EPA) and under plans approved by the Nuclear Regulatory Commission. Investigation of the environmental status at Salt Lake City continues under a 1993 agreement with the Utah Solid and Hazardous Waste Control Board. An approved reclamation program at Attapulgus, under a 1994 consent order with the Georgia Department of Natural Resources, Environmental Protection Division, is substantially complete.

     In addition, 16 sites have been identified at which the Company believes liability as a potentially responsible party (PRP) is probable under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund imposes strict, joint and several liability under certain circumstances. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de minimis contributor of hazardous substances at many of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances or natural resource damages, the Company has settled a number of other cleanup proceedings. The Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

     The liabilities for environmental cleanup related costs recorded in the consolidated balance sheets at December 31, 1996 and 1995 were $49.6 and $54.6 million, respectively, including $6.4 million and $10.0 million, respectively, for Superfund sites. These amounts represent those costs which the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents approximately 75% of what it believes are the reasonably possible environmental cleanup related costs of a noncapital nature. The estimate of reasonably possible costs is less certain that the probable estimate upon which the accrual is based.

     During the past three-year period, cash payments for environmental cleanup related matters were $7.0 million, $7.6 million and $4.5 million for 1996, 1995 and 1994, respectively. The amounts accrued in connection with environmental cleanup related matters were not significant over this time period.

     For the past three-year period, environmental related capital projects have averaged less than 10 percent of the Company's total capital expenditure programs, and the expense of environmental compliance (environmental testing, permits, consultants and in-house staff) was not significant.

     There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup related matters are projected to approximate $11.0 million for 1997, all of which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, management believes that environmental cleanup related reserves at December 31, 1996 are reasonable and adequate and that environmental matters are not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on operating results or cash flows when resolved in a future reporting period.

Item 2.    Properties
------     ----------

     The Company owns 22 acres of land and four buildings with a combined area of approximately 420,000 square feet in Iselin, NJ. These buildings serve as the principal executive and administrative offices of the Company and its operating segments as well as the major research and development facilities for the Company's operations. The Company also owns research facilities in Gordon, GA; Union, NJ; Buchanan and Ossining, NY; Beachwood, OH; and DeMeern, The Netherlands.

     The Catalysts and Chemicals segment owns and operates a complex of plants in Georgia that manufactures petroleum cracking catalysts, and other plants located in Huntsville, AL; Phoenix, AR; East Windsor, CT; Mangonia Park, FL;

Wilmington, MA; South Lyon, MI; Jackson, MS; Union, NJ; Elyria, OH; Duncan and Seneca, SC; Salt Lake City, UT; Hannover and Nienburg, Germany; Rome, Italy; Terneuzen and DeMeern, The Netherlands; Port Elizabeth, South Africa; and Coleford, United Kingdom. In addition, the segment owns a mine in Mississippi and leases a mine in Arizona.

     The Pigments and Additives segment owns and operates five kaolin mines and five milling facilities in Middle Georgia which serve an 85 mile network of pipelines to three processing plants. It also owns land containing kaolin and leases, on a long-term basis, kaolin mineral rights to additional acreage. The segment also owns and operates an attapulgite processing plant in Attapulgus, GA near the area containing its attapulgite reserves, plus a mica mine and processing facilities in Hartwell, GA. Management believes that the Company's crude kaolin, attapulgite and mica reserves will be sufficient to meet its needs for the foreseeable future. The segment also owns and operates color, pearlescent pigments and film manufacturing facilities in Sylmar, CA; Louisville, KY; Eastport, MA; Roselle Park, NJ; Peekskill, NY; Elyria, OH; Charleston, SC; Helsinki and Kotka, Finland; and Holland, The Netherlands. In addition, the segment owns mines in Florida.

     The Engineered Materials and Industrial Commodities Management segment owns and operates manufacturing facilities in East Newark, NJ; Anaheim, CA; Lincoln Park, MI; Warwick, RI; Ontario, Canada; and Cinderford, United Kingdom. Other operations are conducted at owned facilities in Iselin, NJ; Paris, France; Tokyo, Japan; Lima, Peru; Zug, Switzerland; and London, United Kingdom.

     The Company is currently restructuring its operations (see Note 12 "Restructuring Reserve" of the Notes to Consolidated Financial Statements on pages 36 and 37 of this 10-K). Management believes that the Company's processing and refining facilities, plants and mills are suitable and have sufficient capacity to meet its normal operating requirements for the foreseeable future.

Item 3.    Legal Proceedings
------     -----------------

     The Company and certain of its officers and directors are defendants in a consolidated class action complaint pending in the U.S. District Court for the District of New Jersey on behalf of persons who bought Engelhard stock between April 1995 and November 1995. The complaint claims that defendants made false statements and omissions and traded on nonpublic information. The Company believes the class action to be without merit and is vigorously defending against it.

     The Company is one of a number of defendants in numerous proceedings which allege that the plaintiffs contracted cancer and/or suffered other injuries from exposure to talc, asbestos or other "toxic" substances purportedly supplied by the Company and other defendants. The Company is also subject to a number of environmental contingencies and is a defendant in a number of lawsuits covering a wide range of other matters. In some of these matters, the remedies sought or damages claimed are substantial. While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on the operating results or cash flows when resolved in a future reporting period.

     In January 1995, the Company received a civil investigative demand to produce documents and answer interrogatories in connection with an investigation by the Antitrust Division of the U.S. Department of Justice into "price coordination and market allocation by kaolin producers". The Company has responded to this demand and subsequent requests for documents.

     In July 1996, the Securities and Exchange Commission ("Commission") issued a formal order of investigation concerning the sales of Engelhard stock by the Company's officers and directors during 1995. Subpoenas for documents and witness testimony were issued by the Commission. In response, the Company has produced documents to the Commission and witnesses have been examined by the Commission staff.


Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------
          Not applicable.


                                     PART II
                                     -------

           Market for Registrant's Common Equity
Item 5.    and Related Stockholder Matters
------     -------------------------------------

     As of March 6, 1997, there were 8,534 holders of record of the Company's common stock, which is traded on the New York Stock Exchange (ticker symbol "EC"), as well as on the London and Swiss stock exchanges.

     The range of market prices and cash dividends paid for each quarterly period were as follows:
                                                 NYSE              Cash
                                             market price*    dividends paid
                                           High       Low       per share*
                                         -------     ------   --------------
1996
First quarter                            $24 3/8     $19 3/8        $.09
Second quarter                            26 1/8      22 3/8         .09
Third quarter                             23 3/4      19 1/8         .09
Fourth quarter                            23 1/2      17 7/8         .09

1995
First quarter                            $19 3/4     $14 7/8        $.08
Second quarter                            29 1/4      19 1/2         .09
Third quarter                             32 1/2      23 1/8         .09
Fourth quarter                            26 3/8      20 1/4         .09

* Reflects the three-for-two stock split as of June 30, 1995.

Item 6.    Selected Financial Data
------     -----------------------



                             Selected Financial Data
                           ($ in millions, except per
                                 share amounts)


Operating Results                                       1996           1995            1994           1993           1992
-----------------                                       ----           ----            ----           ----           ----
Net sales                                            $3,184.4        $2,840.1        $2,385.8       $2,150.9       $2,399.7
Net earnings(1)                                         150.4           137.5           118.0             .7           10.6
Net earnings per share(2)                                1.05             .96             .82              -            .07
Total assets                                         $2,494.9        $1,943.3        $1,777.8       $1,436.2       $1,444.8
Long-term debt                                          375.1           211.5           111.8          112.2          113.9
Shareholders' equity                                    833.2           737.7           614.7          531.3          647.2
Cash dividends paid per share(2)                         $.36            $.35            $.30           $.28           $.25
Return on average shareholders' equity                  19.2%           20.3%           20.6%            .1%           1.5%
Current ratio                                             1.1            1.1             1.1             1.1            1.3


(1) Results in 1996 include a $5.7 million ($.04 per share) gain from an insurance recovery, a $3.3 million ($.02 per share) gain on the sale of LIFO inventories, and a $1.5 million ($.01 per share) gain on the sale of an investment.
These gains were partially offset by a $4.3 million ($.03 per share) provision for costs related to certain existing legal proceedings, a $2.5 million ($.02 per share) restructuring reserve related to the Company's investment in
Engelhard-CLAL and a $1.6 million ($.01 per share) charge for a revaluation of petroleum catalyst inventories.

     Results in 1994 include a special credit of $5.0 million ($.03 per share) representing the reversal of excess restructuring reserves and a net charge of $5.3 million ($.04 per share) for a change in the Company's estimate of compensation expense relating to stock awards.

     Results in 1993 include a special charge of $91.8 million ($.63 per share) for realignment and consolidation of businesses and environmental matters; a gain of $6.3 million ($.04 per share) from the sale of the Company's interest in
M&T Harshaw, a base metal plating business; and a charge for the cumulative effect of an accounting change of $16.0 million ($.11 per share) as a result of adopting the provisions of Statement of Financial Accounting Standards No. 112,
"Employers' Accounting for Postemployment Benefits".

     Results in 1992 include a charge for the cumulative effect of accounting changes of $89.5 million ($.59 per share)
as a result of adopting the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting
for Postretirement Benefits Other Than Pensions", and No. 109, "Accounting for Income Taxes".

(2) Reflects the three-for-two stock splits as of June 30, 1995, September 30, 1993 and September 30, 1992.


           Management's Discussion and Analysis
Item 7.    of Financial Condition and Results of Operations
------     ------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations/Engelhard Corporation

Results of Operations

Nonrecurring Items: Net earnings in 1996 included a $5.7 million ($.04 per share) gain from an insurance recovery, a $3.3 million ($.02 per share) gain on the sale of LIFO inventories, and a $1.5 million ($.01 per share) gain on the sale of an investment. These gains were partially offset by a $4.3 million ($.03 per share) provision for costs related to certain existing legal proceedings, a $2.5 million ($.02 per share) restructuring reserve related to the Company's investment in Engelhard-CLAL, and a $1.6 million ($.01 per share) charge for a revaluation of petroleum catalyst inventories.

     Net earnings in 1994 included a special credit of $5.0 million ($.03 per share) arising from the reversal of excess restructuring reserves, and a net charge of $5.3 million ($.04 per share) for a change in the Company's estimate of compensation expense relating to stock awards.

Catalysts and Chemicals

The Catalysts and Chemicals segment comprises three business groups:
Environmental Technologies, Petroleum Catalysts and Chemical Catalysts. These business units provide a wide range of solutions, based on catalysts and related performance products and processes, to customers' problems across many different industries.

1996 compared with 1995: Sales up 19%; operating earnings up 24%.

Segment Discussion: Excellent sales and operating earnings growth for environmental technologies and chemical catalysts. A $2.6 million pretax charge for the revaluation of petroleum catalyst inventories also is included in the segment results.

Prior Year Comparisons

1995 compared with 1994: Sales up 20%; operating earnings up 10%. Excellent sales and operating earnings growth for environmental technologies and chemical catalysts were offset by lower earnings from petroleum catalysts. Auto catalyst volumes were up due to the success of new products, and chemical catalyst sales and operating earnings were aided by improved economic conditions in the chemical industry and success in new-business programs. Unfavorable economic conditions in the refining industry lead to flat sales and lower operating earnings for petroleum catalysts.

1994 compared with 1993: Sales up 11%; operating earnings up 18%. Favorable factors included strong volume gains for automotive and diesel truck catalysts and for some petroleum refining catalysts. Lower manufacturing costs in the Chemical Catalysts Group also contributed to the operating earnings improvement.

Environmental Technologies

The Environmental Technologies Group provides solutions, using catalytic and other technologies, to customers' emission problems generated for both mobile sources and industrial processes.

1996 performance:  Record sales and operating earnings.

Discussion: Sales and operating earnings gains were achieved for most product segments. Auto catalysts sales and operating earnings grew, despite flat auto production worldwide. Engelhard continued to develop and to provide improved solutions to customers' emissions problems, which significantly reduced their costs of compliance with tightening environmental regulations.

     Sales and operating earnings from heavy-duty power systems also were up significantly. Sales of diesel catalysts to truck engine makers and of CMX catalytic converters for diesel buses led these increases. Engelhard was the first company to have a product certified by the U.S. Environmental Protection Agency for urban bus retrofit. As a result, the Company succeeded in capturing a major share of the market. An upturn in the aviation market coupled with manufacturing cost reductions led to strong operating earnings from engine coatings.

Outlook: Continued emphasis on improved emission-control solutions and on broadening the Company's product and service offerings is expected to more than offset higher raw material costs beginning in 1997 (see "Other Matters" on page
21). Longer term, Engelhard expects to benefit from several strategic alliances with leading automotive suppliers, new business with auto companies, and geographic expansion. For example, additional catalyst business has been gained with several major auto companies around the world. Also, Engelhard (along with joint venture partners) will begin construction of new automotive catalyst plants in India and Thailand.

Petroleum Catalysts

The Petroleum Catalysts Group provides solutions that enable customers in the petroleum refining industry to more efficiently produce gasoline, transportation fuels and heating oils through use of advanced cracking and hydroprocessing catalysts.

1996 performance: Slightly higher sales and operating earnings.

Discussion: Slight gains in sales and operating earnings were achieved despite continued negative factors in the refining industry. Petroleum catalyst pricing was under pressure due to excess capacity in the fluid cracking catalyst industry (the Group's major product line). Also, oil companies pursued mergers, refinery shutdowns (in the United States and Europe) and other means to enhance their profitability. Engelhard reduced operating costs and increased its volume and market share through sales of newer fluid cracking catalysts developed for processing heavier feedstocks.

     One of these new products, Ultrium, is the first commercial catalyst combining benefits of Engelhard's two manufacturing processes. Engelhard is the only supplier with this dual manufacturing capability and, as a result, has the broadest range of products in the industry.

     The worldwide moving-bed catalyst market continued to decline as less efficient units were shut down. However, the Company increased sales to Russia and focused efforts on expanding market share in this region. Most of the Russian market had previously been served by a local supplier; Engelhard is the only western company supplying catalysts for moving-bed units.

     Engelhard's joint venture Acreon, which markets hydroprocessing catalysts, contributed higher equity earnings. This business is currently a small participant in the hydroprocessing market. Acreon is focused on increasing market share and is completing plant expansions and a facility to produce catalyst supports.

Outlook: Engelhard continues to focus on the current trends developing in the petroleum refining industry and is aligning its resources accordingly. The Company is developing products to serve the fast-growing Asian petroleum-refining market.

Chemical Catalysts

The Chemical Catalysts Group provides solutions, based on catalysts, sorbents and separation products, to customers' unique processing needs in a wide variety of industries.

1996 performance: Record sales and operating earnings.

Discussion: Continued strong economic conditions in the chemical industry and success in new-business programs led to growth in sales and operating earnings. Volumes were up for all product lines, but most notably for catalysts used to make PTA (the main component of polyester), catalysts used to make PVC intermediates, and products to remove lead from drinking water.

     In late 1996, Engelhard began shipping catalysts for use in an improved process for ammonia production developed by M.W. Kellogg. Engelhard is the exclusive supplier of these catalysts. This alliance is expected to yield further catalyst sales as the new ammonia process is designed into plants around the world. Another alliance, formed in 1995, contributed to the Group's performance in 1996 - Engelhard is selling catalysts to plastics producers who use technology licensed by Geon, a leading producer and compounder of PVC plastic.

     Also contributing was continuing success in "decaptivating" or taking over production of catalysts from chemical and consumer product companies that formerly made their own. Plant expansions were undertaken to accommodate this new business.

     The Group broadened its product portfolio with two acquisitions. First, Engelhard purchased certain assets of American Colloids, a maker of bleaching agents for edible fats and oils and of separation products for lube oils. This business has been integrated into an existing Engelhard manufacturing plant, allowing the facility to boost productivity. Second, Engelhard purchased the assets of Doduco, a supplier of complementary chemical catalysts technology and catalysts used in home and commercial appliances. This business also is being integrated into existing Engelhard facilities.

Outlook: Industry forecasts indicate that growth in the chemical industry may begin to slow during 1997. Engelhard plans to offset this trend through new performance products and other solutions, such as those provided with alliance partners Kellogg, Geon and Amoco; by broadening its product portfolio through acquisition; and by providing solutions for new customers and entering new markets, such as water treatment. Further growth also is anticipated in Asia as Engelhard continues supplying new chemical plants being built in the region.

Pigments and Additives

The Pigments and Additives segment provides solutions, based on white, color and pearlescent pigments and extenders, to enhance or add new properties to customers' products. The segment also provides viscosity-control solutions.

1996 compared with 1995: Sales up 24%; operating earnings up 9%.

Segment Discussion: Sales growth was due to stronger revenues from performance additives and color pigments, as well as the addition of pearlescent pigment sales resulting from the May 31, 1996 acquisition of the Mearl Corporation (see
Note 2, "Acquisition", on page 28). Paper pigment revenues were down slightly.

     Operating earnings benefited from reduced manufacturing costs, the success of new paper pigments and performance additives, and the acquisition of Mearl's pearlescent pigments business. Without the acquisition and the impact of an improved transportation cost management system, segment operating earnings would have declined.

     Lower operating earnings from paper pigments were due to depressed economic conditions in the paper industry. However, new performance products developed and marketed during the year improved Engelhard's performance versus much of the industry. Chief among these are Luminex, a kaolin-based paper pigment bright enough to compete with more costly alternative pigments; and several pigments based on a new, patented manufacturing process that work better on today's high-speed papermaking machines.

     The new product strategy extended to performance additives and colors. Ultrex 96 was commercialized as a highly cost-effective brightening agent for use in coatings, inks and plastics. Meta max, an additive to strengthen concrete, and Translink additives for wire and cable, gained broader market acceptance. In addition, 15 new higher performance color products were introduced during 1996.

     Acquisition of the Mearl Corporation, a world leader in pearlescent pigments, greatly expanded the product and market scope of Engelhard's colors and performance additives business. Mearl is particularly strong in the automotive finishes and cosmetics market segments, while Engelhard's strength is in paper, plastics and coatings. For further information about this acquisition, see Note 2, "Acquisition", on page 28.

     During 1996, the use of alliances to expand product lines and the penetration of geographic markets progressed with the formation of joint ventures in Ukraine and India.

Segment Outlook: Paper industry volume is expected to recover modestly in 1997, but pricing pressures are expected to continue. Consolidation in the coatings industry is creating larger, stronger buyers with greater performance expectations. The Pigments and Additives segment will continue to focus on cost control and developing and marketing solutions utilizing performance products and services. Integration of the Mearl operations will provide new product and market solutions. Global reach will be enhanced with the start-up of Dnipro Kaolin in Ukraine and Engelhard-Highland in India.

Prior Year Comparisons

1995 compared with 1994: Sales up 7%; operating earnings up 26%. Significant productivity improvements and a higher margin product mix resulted in earnings growth despite a sales decline in the last quarter, reflecting the turndown in the paper industry. In performance additives and colors, sales prices were favorable for all product lines. Higher volumes of high-performance surface-treated mineral products were partially offset by lower volumes of sorbents and color products.

1994 compared with 1993: Sales up 2%; operating earnings up 31%. Increased sales of calcined paper pigments, tighter cost controls and consolidation of paper pigments facilities all improved results. A favorable product mix of performance additives and colors as well as lower manufacturing costs aided profits.

Engineered Materials and Industrial Commodities Management

The Engineered Materials and Industrial Commodities Management segment provides solutions, based on products and coatings containing precious metals to a variety of industrial customers. This segment also provides industrial commodities products and services.

1996 compared with 1995: Sales up 6%; operating earnings up 4%.

Segment Discussion: The majority of the industrial business units in this segment were transferred to a joint venture, Engelhard-CLAL, in June 1995 (see
Note 9, "Investments", on page 34). On a comparable year-to-year basis, sales and operating earnings were up. When comparing total results, 1996 operating earnings excluding a $5.4 million pretax gain (resulting from the partial liquidation of one component of precious metal inventories maintained on a LIFO basis - see Note 8, "Inventories", on pages 33 and 34) were down slightly.

     Precious metals are included in the segment's sales figures if the metal has been supplied by Engelhard. In these cases, precious metal market price fluctuations can result in material variations in sales. Often, customers supply the precious metals for the manufactured product. In those cases, precious-metal values are not included in sales numbers. The mix of such arrangements and the extent of market price fluctuations can significantly affect the level of reported sales but do not usually have a material effect on earnings. The purchase of metal for our and our customers' products is normally hedged. (See
Note 1, "Summary of Significant Accounting Policies", on pages 26-28.)

Segment Outlook: Engineered Materials will continue to pursue sales growth in Asia and the development of new products. Industrial Commodities Management is continuing product, service, and geographic expansions. The impact of a less favorable precious metals supply contract (see "Other Matters" on page 21) may be totally or partially offset by other contracts.

Prior Year Comparisons

1995 compared with 1994: Sales up 22%; operating earnings up 32%. Strong growth in the Industrial Commodities Management Group more than offset reduced sales and flat earnings in the Engineered Materials Group, which were due to the formation of a 50/50 joint venture, Engelhard-CLAL, in June 1995. Sales and operating earnings in the retained business units were up substantially.

1994 compared with 1993: Sales up 13%; operating earnings up 19%. Higher earnings from the Engineered Materials Group more than offset slightly lower earnings from Industrial Commodities Management. Higher sales in the United States and Asia Pacific, combined with lower manufacturing costs, produced the increased earnings in Engineered Materials. The Industrial Commodities Management Group was adversely affected by weak market conditions worldwide.

Engineered Materials

The Engineered Materials Group provides solutions to a wide range of industrial customers. These solutions are based on products and coatings containing precious metals.

1996 performance: The majority of the business units in this Group were transferred to a joint venture, Engelhard-CLAL, in June 1995, the results of which are now reported in equity earnings. Accordingly, 1996 sales and operating earnings only reflect the results of those businesses retained by Engelhard. Sales and operating earnings were lower than in 1995, primarily because of the transfer.

Discussion: Besides the impact of the transfer of business units to Engelhard-CLAL, operating earnings declined slightly on a modest increase in sales. Unfavorable operating expenses more than offset strengthening economic conditions in customer industries. These units include a metal-joining business, which was expanded last year with the addition of a line of custom-engineered brazing systems. Engelhard now offers a full range of these products to the appliance and air-conditioning industries. Export sales of metal-joining products were doubled as increasing focus was placed on the growing Asia-Pacific and South American markets.

     In 1996, a joint venture was formed to develop and market colored conductive inks for use in a wide range of consumer and industrial products. By the end of the year, the venture granted its first technology licenses to apparel and accessory manufacturers in the United States and Europe.

Industrial Commodities Management

The Industrial Commodities Management Group provides products and services to customers in a wide variety of industries.

1996 performance: Higher sales and operating earnings.

Discussion: Improvement was driven by strong performance in the precious-metals refining and salts and solutions product lines.

     The Industrial Commodities Management Group purchases and sells precious metals, base metals and energy and related products under a variety of pricing and delivery arrangements structured to meet the logistical, financial and price risk management requirements of customers and suppliers in a variety of industries under long- and short-term arrangements. The Group also offers related products and services, including precious metals refining and salts and solutions, as well as energy cost management.

     In recent years, Industrial Commodities Management has expanded its product and service offerings by entering new markets. A complementary base-metals business was started up in 1995 and contributed incrementally to profits in 1996.

     Also, in response to the ongoing restructuring of the U.S. electricity industry, Engelhard began offering industrial customers services to lower their energy costs.

Restructuring Reserve

The Company has provided reserves for restructuring certain operations and for costs associated with idle sites. See Note 12, "Restructuring Reserve", on pages 36 and 37 for more information.

Selling, Administrative and Other Expenses

Selling, administrative and other expenses in 1996 of $255.5 million were up from $244.7 million in 1995 and $244.6 million in 1994. The 1996 amount reflects the acquisition of Mearl in May 1996. The 1995 amount reflects the transfer of certain sites and businesses to the Engelhard-CLAL joint venture in June. In 1994, the Company revised its estimate of current compensation expense relating to stock awards to include the cost of shares where there is no risk of forfeiture by the employee, which resulted in a charge to 1994 earnings of $8.6 million ($5.3 million after tax or $.04 per share). See Note 16, "Stock Option and Bonus Plans", on pages 40-42.

Acquisitions and Partnerships


Other Party               Business Arrangement            Transaction Date    Business Opportunity
-----------               --------------------            ----------------    --------------------

Mearl Corporation         Acquired business                May 1996           Rationalization of costs and expansion of
                                                                              markets.

Salem Industries          Acquired remaining 50 percent    October 1995       Markets products and services to abate
                          of joint venture formed in                          emissions of volatile organic chemicals and
                          1992                                                other pollutants.

FIMALAC                   Formed Paris-based,              June 1995          Development of the low-cost position in
(formerly "CLAL")         50/50 joint venture                                 manufacturing and marketing precious-metal
                                                                              containing products.

General Plasma, Inc.      Acquired assets and              July 1994          Providing solutions to heavy-duty diesel
                          business of thermal                                 emissions problems.
                          spray coating company

Solvay Catalysts, GmbH    Acquired assets of               March 1994         Providing economies from combining this
                          sorbents and moving-                                business with our existing business.
                          bed catalysts business

ICC Technologies, Inc.    Formed Engelhard/ICC,            February 1994      Providing HVAC solutions for improved indoor air
                          50/50 partnership                                   quality and for achieving dehumidification
                                                                              and cooling efficiency by controlling temperature
                                                                              and humidity separately.

Equity Earnings/Losses

Equity in losses of affiliates was $5.0 million in 1996, compared with equity in earnings of affiliates of $.7 million in 1995 and $.6 million in 1994. The 1996 comparison reflects a larger loss in Engelhard/ICC due to expenses for key personnel additions as well as product development and start-up costs related to a new marketing agreement for the Asia-Pacific region. In addition, a loss was incurred in Engelhard-CLAL due to a restructuring charge for workforce reductions. Engelhard-CLAL has recorded a deferred tax asset reflecting the benefit of loss carryforwards. Although realization is not assured, management believes it is more likely than not that all deferred tax assets will be realized. The amount considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

Gain on Sale of Investment

In the fourth quarter of 1996, Engelhard sold its share of Heraeus Engelhard Electrochemistry Corp., a marketer of electrochemical products formed in 1992. The Company realized a gain of $2.4 million ($1.5 million after tax or $.01 per share) on the sale.

Interest

Net interest expense was $45.0 million in 1996, compared with $31.3 million in 1995 and $22.0 million in 1994. The 1996 increase reflects the financing costs associated with acquiring Mearl in May 1996. Excluding the impact of Mearl financing, higher net interest expense in all three years was primarily due to higher average debt balances as a result of acquisitions and investments, and common stock purchases in 1994.

     Interest income, included as a component of net sales, was $1.8 million in 1996, $2.2 million in 1995 and $1.1 million in 1994.

Taxes

Income tax expense was $59.5 million in 1996, $47.8 million in 1995 and $39.3 million in 1994 reflecting effective income tax rates of 28.3% in 1996, 25.8% in 1995 and 25.0% in 1994. The higher effective rate in 1996 was primarily due to a shift in the geographic mix of earnings and a changing product slate.

     At year-end 1996, the net deferred tax asset was $67.4 million, primarily for accrued postretirement and postemployment benefit obligations, the restructuring reserve, the environmental cleanup reserve, and other accruals. Management believes Engelhard will generate sufficient taxable income and tax planning opportunities to ensure deferred tax benefits are realized.

Financial Condition and Liquidity

Working capital was $115.3 million at December 31, 1996, about even with last year. The year-end market value of the Company's precious metals inventories exceeded carrying cost by $25.9 million, compared with $35.5 million last year. A part of the reduction in value reflects the sale of certain LIFO inventories in the fourth quarter of 1996 (see Note 8, "Inventories", on pages 33 and 34). The current ratio was unchanged from last year at 1.1.

     Primarily due to the Mearl acquisition, the Company's total debt increased to $680.0 million at December 31, 1996 from $395.1 million last year. Specifically, short-term borrowings increased to $304.9 million from $183.6 million and long-term debt increased to $375.1 million from $211.5 million. In 1996, the Company called $100 million of 10% notes due in 2000, and issued $150 million of 7.0% notes due in 2001 and $100 million of 7.375% notes due in 2006.

     The ratio of total debt to total capital increased to 45% at December 31, 1996 from 35% last year, due to the Mearl acquisition. The Company currently has a total of $600 million in two unsecured committed revolving credit facilities which expire in 2000. In 1997, management expects to replace these two credit agreements with one $600 million, five-year facility with a group of major domestic and foreign banks. Additional unused lines of credit available exceeded $800 million at year-end 1996.

     Operating activities provided net cash of $24.8 million in 1996, compared with $133.8 million in 1995 and $16.1 million in 1994. The reduction in cash flows from operating activities in 1996 and 1994 occurred in the Industrial

Commodities Management Group ("ICM") and primarily represented an increase in metal positions (included in Committed Metal Positions on the Consolidated Balance Sheets) to facilitate both supplier and customer requirements. 1996 also reflected higher ICM receivables due to the new base metal dealing business.

     ICM routinely enters into a variety of arrangements for the sourcing of industrial commodities. Generally, all such transactions are hedged on a daily basis. See Note 1, "Summary of Significant Accounting Policies", on pages 26-28 for a complete description. ICM works to ensure that the Company and its customers have an uninterrupted source of industrial commodities utilizing supply contracts and commodities markets around the world. Hedging is accomplished primarily through forward and futures contracts.

     Hedged metal obligations (metal sold not yet purchased but fully hedged) are included as liabilities in the Consolidated Balance Sheets and the change in these amounts from year to year is included in the financing activities section of the Consolidated Statements of Cash Flows. The Consolidated Balance Sheets also reflect the fair values of the derivative instruments. These transactions generally cover the sourcing requirements of ICM.

     The cash provided from operations other than ICM exceeded $100 million in each of the last three years despite generally higher working capital requirements. Management believes that the Company will continue to have adequate access to credit and capital markets to meet its needs for the foreseeable future.

Market Risk Sensitive Transactions

Generally, all industrial commodity transactions are hedged on a daily basis, using forward, future or option contracts, to substantially eliminate the exposure to price risk. In addition, all industrial commodity transactions are marked-to-market daily. In limited and closely monitored situations, for which preapproved exposure levels have been set, the Company holds significant unhedged industrial commodity positions, which are subject to future market fluctuations.

Capital Expenditures, Commitments and Contingencies

Capital projects are designed to maintain capacity, expand operations, improve efficiency or protect the environment. These amounted to $128.2 million in 1996, compared with $147.7 million in 1995 and $97.5 million in 1994. Capital expenditures in 1995 included the Company's $57.0 million purchase of land and a building that serve as the principal executive and administrative offices of the Company and its operating businesses. Capital expenditures in 1997 are expected to approximate 1996 spending. See also Note 17, "Environmental Costs", and Note 18, "Litigation and Contingencies", on pages 43 and 44 for further information about commitments and contingencies.

Effect of Foreign Currency Transactions and Translation

The Company uses a variety of strategies, including foreign currency forward contracts and internal hedging, to minimize or eliminate foreign currency exchange rate risk associated with substantially all of its foreign currency transactions, including precious-metals transactions denominated in other than U.S. dollars. In selected circumstances, the Company may enter into foreign currency forward contracts to hedge the U.S. dollar value of its foreign investments.

Dividends And Capital Stock

In the second quarter of 1995, the Board of Directors approved a 12.5% increase in the common stock dividend, raising the level to $.09 per share effective June 30, 1995. The annualized common stock dividend rate at the end of 1996 and 1995 was $.36 per share. In addition, the Board of Directors authorized a three-for-two split of common stock effective June 30, 1995.

     In the first quarter of 1996, the Board approved the purchase of 5 million shares of common stock. At December 31, 1996, no shares had been purchased under this plan. In the second quarter of 1992, the Board of Directors approved two separate plans to purchase up to 12.5 million shares of common stock. At December 31, 1996, 11.8 million shares had been purchased under these plans.

Other Matters

As of December 31, 1996, one of the Company's precious-metals supply contracts expired and was replaced with a new contract that offers smaller quantities and less favorable terms. Management believes that an adequate supply of the precious metals will be available to meet growing needs. Management expects the financial impact to be offset by other supply contracts and arrangements and by new business programs already underway. Failure to achieve such offsetting income could result in a material adverse impact to the earnings and cash flows of the Company.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". The Company anticipates no material impact from adoption on December 31, 1997.

Forward-Looking Statements

This document contains forward-looking statements. Investors should be aware of factors that could cause Engelhard's actual results to vary materially from those projected in the forward-looking statements. These factors include, but are not limited to, domestic and foreign economic trends; competitive pricing or product development activities; markets, alliances, and geographic expansions developing differently than anticipated; government legislation and/or regulation (particularly on environmental issues); and technology, manufacturing and legal issues.

Item 8.    Financial Statements and Supplementary Data
------     -------------------------------------------


                                                    Engelhard Corporation
                                             Consolidated Statements of Earnings




Year ended December 31,                                                         1996             1995            1994
                                                                                ----             ----            ----
(in thousands, except per share amounts)

Net sales .................................................................. $3,184,431       $2,840,077      $2,385,802
Cost of sales ..............................................................  2,671,377        2,379,474       1,970,563
                                                                             ----------       ----------      ----------
    Gross profit ...........................................................    513,054          460,603         415,239
Selling, administrative and other expenses .................................    255,460          244,660         244,611
Special credit .............................................................          -                -          (8,000)
                                                                             ----------       ----------      ----------
    Earnings from operations ...............................................    257,594          215,943         178,628
Equity in earnings (losses) of affiliates ..................................     (5,008)             695             632
Gain on sale of investment .................................................      2,378                -               -
                                                                             ----------       ----------      ----------
Interest expense, net of capitalized amounts ...............................     45,860           35,066          23,010
    Less contango on futures and forward contracts .........................       (851)          (3,740)         (1,056)
                                                                             ----------       ----------      ----------
         Net interest expense ..............................................     45,009           31,326          21,954
                                                                             ----------       ----------      ----------
         Earnings before income taxes ......................................    209,955          185,312         157,306
Income tax expense .........................................................     59,508           47,791          39,326
                                                                             ----------       ----------      ----------
         Net earnings ...................................................... $  150,447       $  137,521      $  117,980
                                                                             ==========       ==========      ==========
         Net earnings per share.............................................      $1.05             $.96            $.82
                                                                             ==========       ==========      ==========
Average number of shares outstanding .......................................    143,810          143,619         144,100
                                                                             ==========       ==========      ==========



                                   See accompanying Notes to Consolidated Financial Statements.



                                                    Engelhard Corporation
                                                 Consolidated Balance Sheets




December 31,                                                                    1996                    1995
(in thousands)                                                                  ----                    ----
Assets
Cash .....................................................................  $   39,683              $   40,023
Receivables ..............................................................     381,904                 274,006
Committed metal positions ................................................     357,087                 292,306
Inventories ..............................................................     337,098                 245,103
Other current assets .....................................................      68,557                  54,440
                                                                            ----------              ----------
    Total current assets .................................................   1,184,329                 905,878

Investments ..............................................................     221,364                 217,620
Property, plant and equipment, net .......................................     744,655                 609,540
Other noncurrent assets ..................................................     344,556                 210,271
                                                                            ----------              ----------
    Total assets .........................................................  $2,494,904              $1,943,309
                                                                            ==========              ==========

Liabilities and Shareholders' Equity
Short-term bank borrowings ...............................................  $  108,652              $   89,233
Commercial paper .........................................................     196,000                  94,000
Current maturities of long-term debt .....................................         243                     337
Accounts payable .........................................................     152,202                 143,987
Hedged metal obligations .................................................     414,097                 254,811
Other current liabilities ................................................     197,803                 209,875
                                                                            ----------              ----------
    Total current liabilities ............................................   1,068,997                 792,243

Long-term debt ...........................................................     375,075                 211,533
Other noncurrent liabilities .............................................     217,676                 201,791
                                                                            ----------              ----------
    Total liabilities ....................................................   1,661,748               1,205,567
                                                                            ----------              ----------

Commitments and contingent liabilities
Preferred stock, no par value, 5,000 shares authorized and unissued ......           -                       -
Common stock, $1 par value, 200,000 shares authorized
  and 147,295 shares issued ..............................................     147,295                 147,295
Retained earnings ........................................................     730,313                 625,787
Treasury stock, at cost, 3,440 and 3,579 shares, respectively ............     (56,479)                (57,173)
Cumulative translation adjustment ........................................      12,027                  21,833
                                                                            ----------              ----------
    Total shareholders' equity ...........................................     833,156                 737,742
                                                                            ----------              ----------
    Total liabilities and shareholders' equity ...........................  $2,494,904              $1,943,309
                                                                            ==========              ==========


                                   See accompanying Notes to Consolidated Financial Statements.



                                                   Engelhard Corporation
                                           Consolidated Statements of Cash Flows


Year ended December 31,                                                    1996             1995              1994
(in thousands)                                                             ----             ----              ----

Cash flows from operating activities
  Net earnings ......................................................  $ 150,447         $ 137,521          $117,980
  Adjustments to reconcile net earnings
    to net cash provided by operating activities
       Depreciation, depletion and amortization .....................     74,871            65,450            69,104
       Gain on sale of investment ...................................     (2,378)                -                 -
       Special credit ...............................................          -                 -            (8,000)
       Equity results, net of dividends .............................      7,523             2,716             3,201
       Net change in assets and liabilities
           Metal related ............................................   (121,270)          (32,256)          (95,997)
           All other ................................................    (84,434)          (39,620)          (70,172)
                                                                       ---------         ---------          --------
               Net cash provided by operating activities ............     24,759           133,811            16,116


Cash flows from investing activities
  Capital expenditures, net of disposals ............................   (128,195)         (147,704)          (97,531)
  Proceeds from sale of investment ..................................      1,391                 -                 -
  Acquisition of businesses and investments .........................   (287,675)          (42,502)          (44,298)
  Other .............................................................      4,931             2,035            (1,036)
                                                                       ---------         ---------          ---------
               Net cash used in investing activities ................   (409,548)         (188,171)         (142,865)


Cash flows from financing activities
  Increase (decrease) in short-term borrowings ......................    121,419           (10,237)           79,585
  Increase in hedged metal obligations ..............................    159,286             4,708            98,672
  Proceeds from issuance of long-term debt ..........................    250,164           100,125                 -
  Repayment of long-term debt .......................................   (100,786)             (994)             (429)
  Purchase of treasury stock ........................................     (7,357)           (7,235)          (41,280)
  Stock bonus and option plan transactions ..........................     13,903            29,273            33,672
  Dividends paid ....................................................    (51,773)          (50,313)          (44,178)
                                                                       ---------         ---------          ---------
               Net cash provided by financing activities ............    384,856            65,327           126,042
Effect of exchange rate changes on cash .............................       (407)            2,652             1,498
                                                                       ---------         ---------          ---------
               Net increase (decrease) in cash ......................       (340)           13,619               791
               Cash at beginning of year ............................     40,023            26,404            25,613
                                                                       ---------         ---------         ---------
               Cash at end of year ..................................  $  39,683         $  40,023         $  26,404
                                                                       =========         =========         =========



                                   See accompanying Notes to Consolidated Financial Statements.



                                                   Engelhard Corporation
                                      Consolidated Statements of Shareholders' Equity


                                                                                               Cumulative          Total
                                                       Common       Retained     Treasury      translation     shareholders'
                                                        stock       earnings        stock       adjustment         equity
                                                      -------       --------     --------      -----------     ------------
(in thousands, except per share amounts)

Balance at December 31, 1993 ....................... $ 98,197       $497,490     $(55,218)         $(9,151)      $531,318
Net earnings .......................................        -        117,980            -                -        117,980
Dividends ($.30 per share) .........................        -        (44,178)           -                -        (44,178)
Foreign currency translation adjustment ............        -              -            -           17,223         17,223
Treasury stock acquired ............................        -              -      (41,280)               -        (41,280)
Stock bonus and option plan transactions ...........        -         11,228       22,444                -         33,672
                                                      -------       --------     --------         --------       --------
Balance at December 31, 1994 .......................   98,197        582,520      (74,054)           8,072        614,735
Net earnings .......................................        -        137,521            -                -        137,521
Dividends ($.35 per share) .........................        -        (50,313)           -                -        (50,313)
Three-for-two stock split ..........................   49,098        (49,098)           -                -              -
Foreign currency translation adjustment ............        -              -            -           13,761         13,761
Treasury stock acquired ............................        -              -       (7,235)               -         (7,235)
Stock bonus and option plan transactions ...........        -          5,157       24,116                -         29,273
                                                      -------       --------     --------         --------       --------
Balance at December 31, 1995 .......................  147,295        625,787      (57,173)          21,833        737,742
Net earnings .......................................        -        150,447            -                -        150,447
Dividends ($.36 per share) .........................        -        (51,773)           -                -        (51,773)
Foreign currency translation adjustment ............        -              -            -           (9,806)        (9,806)
Treasury stock acquired ............................        -              -       (7,357)               -         (7,357)
Stock bonus and option plan transactions ...........        -          5,852        8,051                -         13,903
                                                      -------       --------     --------         --------       --------
Balance at December 31, 1996 ....................... $147,295       $730,313     $(56,479)         $12,027       $833,156
                                                      =======       ========     ========         ========       ========





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

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories
Inventories are stated at the lower of cost or market. The elements of cost include direct labor and materials, variable overhead and the full absorption of fixed manufacturing overhead. The cost of precious metals inventories is determined using the last-in, first-out (LIFO) method of inventory valuation. The cost of other inventories is principally determined using either the average cost or the first-in, first-out (FIFO) method.

Property, Plant and Equipment
Property, plant, and equipment are stated at cost. Depreciation and amortization of plant and equipment are provided primarily on a straight-line basis over the estimated useful lives of the assets. Depletion of mineral deposits and mine development are provided under the unit of production method.

     When assets are sold or retired, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in earnings.

Goodwill and Other Intangible Assets
Goodwill and other acquired intangible assets are stated at cost and amortization is provided on a straight-line basis over the estimated useful lives of the assets, but not in excess of 40 years.

Committed Metal Positions And Hedged Metal Obligations
The Company routinely enters into a variety of arrangements for the sourcing of industrial commodities. These arrangements are spread among a number of counterparties, which are generally major industrial companies or highly rated financial institutions. The conduct of this business is closely monitored.

     Generally, all industrial commodity transactions are hedged on a daily basis, using forward, future, option or swap contracts, to substantially eliminate the exposure to price risk. In limited and closely monitored situations, for which preapproved exposure levels have been set, the Company holds significant unhedged (open) industrial commodity positions.

     Committed metal positions (non-inventory metal purchases) and hedged metal obligations (metal sold not yet purchased but fully hedged) are recorded at fair value. Fair value is generally based on listed market prices. If listed market prices are not avail able or if liquidating the Company's positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations and price quotations in different markets, including markets located in different geographic areas. Any change in value, realized or unrealized, is recognized in gross profit in the period of the change.

Environmental Costs
In the ordinary course of business, like most other industrial companies, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs. The Company's policy is to accrue environmental cleanup related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain matters, the Company expects to share costs with other parties. The Company does not anticipate recoveries from insurance carriers or other third parties in its accruals for environmental liabilities.

Sales And Cost Of Sales
Some of the Company's businesses use precious metals in their manufacturing processes. Precious metals are included in sales and cost of sales if the metal has been supplied by the Company. Often, customers supply the precious metals for the manufactured product. In those cases, precious-metals values are not included in sales or cost of sales. The mix of such arrangements and the extent of market price fluctuations can significantly affect the level of reported sales but do not usually have a material effect on earnings.

     In addition, sales and purchases of precious metals to/from industrial and refining customers are transacted through the Company's dealing operations and are recorded in sales and cost of sales. Secondarily, and usually as a consequence of the above transactions, the Company also engages in precious metals dealing with other counterparties. In these cases, the precious-metals values are generally included in sales and cost of sales only to the extent that the Company has added value by changing the physical form of the metal.

Derivative Instruments And Contango
Derivative financial instruments are used by the Company primarily for hedging purposes to mitigate a variety of working capital, investment and borrowing risks. The use and mix of hedging instruments can vary depending on business and economic conditions and management's risk assessments. The Company uses a variety of strategies, including foreign currency forward contracts and internal hedging, to minimize or eliminate foreign currency exchange rate risk associated with substantially all of its foreign currency transactions. Gains and losses on these hedging transactions are generally recorded in earnings in the same period as they are realized, which is usually the same period as the settlement of the underlying transactions. In selected circumstances, the Company may enter into foreign currency forward contracts to hedge the U.S. dollar value of its foreign investments. Gains and losses on these hedging contracts are recognized as cumulative translation adjustments. The Company uses interest rate instruments only as hedges or as integral parts of borrowings. As such, the differential to be paid or received in connection with these instruments is accrued and recognized in income as an adjustment to interest expense.

     Derivative commodity instruments are used by the Company primarily for hedging purposes to mitigate commodity price risk and include futures, forwards, options and swaps. Gains and losses on these hedging instruments are recorded in earnings daily, which matches the recording of gains and losses on the underlying transactions. Usually the contract price of forward and futures instruments exceeds the current (spot) price of the metal by a premium referred to as "contango". This premium constitutes an offset to the financing costs associated with carrying the precious metal that underlies the transaction. As such, contango is reflected in the consolidated statements of earnings as an adjustment to interest expense because it is an integral component of the Company's financing costs. Risk is reduced on any mismatches on maturities through the use of Eurodollar futures.

Stock Option Plans
The Company applies the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock option plans. Accordingly, no compensation cost related to these plans has been recognized in the consolidated statements of earnings.

2. Acquisition

On May 31, 1996, the Company acquired the Mearl Corporation ("Mearl"). Mearl manufactures and supplies the automotive, cosmetics and industrial markets with pearlescent pigments, and also manufactures and supplies iridescent film and other products to a variety of markets. The transaction was accounted for as a purchase. The purchase price was $272.7 million in cash, initially financed with short-term bank borrowings which were subsequently refinanced primarily with long-term debt. The purchase price exceeded the fair value of net assets acquired by approximately $130 million, which is being amortized on a straight-line basis over 35 years. The results of operations of Mearl are included in the accompanying financial statements from the date of acquisition.

     The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year:

Pro Forma Information
($ in millions, except per share data)            1996            1995
--------------------------------------            ----            ----
Net sales                                      $3,253.0        $2,979.9
Net earnings                                      147.3           137.8
Earnings per share                                 1.02             .96

     These amounts include Mearl's actual results in 1995 and for the first five months of 1996 prior to the acquisition and actual results for the seven months in 1996 after the acquisition. The postacquisition results of the business generated approximately a $.04 positive impact on 1996 net earnings. The amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

3. Research and Development Costs

Research and development costs are charged to expense as incurred and were $56.5 million in 1996, $53.0 million in 1995 and $49.0 million in 1994.

4. Benefits

The Company has domestic and foreign pension plans covering substantially all employees. Plans covering most salaried employees generally provide benefits based on years of service and the employee's final average compensation. Plans covering most hourly bargaining unit members generally provide benefits of stated amounts for each year of service. The Company makes contributions to the plans as required and to such extent contributions are currently deductible for tax purposes. Plan assets primarily consist of listed stocks and fixed income securities.

     The components of the net pension credit for all plans are shown in the following table:

Net Pension Credit (in millions)       1996         1995        1994
--------------------------------       ----         ----        ----

Service cost                         $  8.9       $  8.3      $  9.3

Interest cost                          20.3         20.4        19.1

Actual return on plan assets          (40.7)       (40.9)       (9.3)

Net amortization and deferral           9.7          8.6       (21.0)
                                     -------      -------     -------

Net pension credit                   $ (1.8)      $ (3.6)     $ (1.9)
                                     =======      =======     =======

     The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations for the pension plans are 6.5% to 8.5% and 3.0% to 6.0%, respectively. The expected long-term rate of return on assets is 7.5% to 10.5%.

The following table sets forth the plans' funded status:

Funded Status (in millions)             1996            1995
                                        ----            ----
Actuarial present value of benefit
  obligations
  Vested benefit obligation            $243.2          $222.5
  Accumulated benefit obligation       $251.9          $235.9
  Projected benefit obligation         $297.3          $267.9

Plan assets at fair value              $329.4          $288.8
Plan assets in excess of projected
  benefit obligation                   $ 32.1          $ 20.9
Unrecognized net loss                    34.5            37.6
Unrecognized prior service cost           6.4             6.4
Unrecognized transition asset, net of
  amortization                           (5.8)           (8.8)
Fourth quarter contribution                .4              .3
                                       -------         -------
Prepaid pension expense                $ 67.6          $ 56.4
                                       =======         =======

     In May 1996, in connection with the acquisition of Mearl (see Note 2, "Acquisition", on page 28), the Company assumed certain assets and liabilities of the Mearl pension plans that reduced the pension asset by $2.8 million.

     The Company also sponsors two savings plans covering certain salaried and hourly paid employees. The Company's contributions, which may equal up to 50% of certain employee contributions, were approximately $2.2 million in 1996, 1995 and 1994.

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

     The components of the net expense for these postretirement and postemployment benefits are shown in the following table:

Postretirement and Postemployment
Benefit Expense (in millions)           1996            1995          1994
---------------------------------       ----            ----          ----

Service cost                           $ 2.4           $ 2.3         $ 2.3
Interest cost                            8.1             9.0          10.0
Net amortization                        (5.5)           (4.9)         (4.5)
                                       ------          ------        ------
Net benefit expense                    $ 5.0           $ 6.4         $ 7.8
                                       ======          ======        ======

     The weighted-average discount rate used in determining the actuarial present value of the accumulated postretirement and postemployment benefit obligation is 8%. The average assumed health care cost trend rate used for 1996 is 8%, gradually decreasing to 5% by 2004. A 1% increase in the assumed health care cost trend rate would have increased aggregate service and interest cost in 1996 by $.6 million and the accumulated postretirement and postemployment benefit obligation as of December 31, 1996 by $5.9 million.

     The following table sets forth the components of the accrued postretirement and postemployment benefit obligation, all of which are unfunded:

Postretirement and Postemployment
Benefit Obligation (in millions)          1996                1995
---------------------------------         ----                ----
Accumulated benefit obligation

   Retirees                             $  79.7             $  74.8
   Fully eligible active participants      14.6                15.9
   Other active participants               19.5                18.2
                                        -------                ----
                                          113.8               108.9

Unrecognized prior service cost            44.8                46.5
Unrecognized net gain                       3.9                 4.8
Fourth quarter contribution                (2.3)               (2.0)
                                         -------               ----
Accrued benefit obligation               $160.2              $158.2
                                         =======             ======

     In May 1996, in connection with the acquisition of Mearl (see Note 2, "Acquisition", on page 28), the Company assumed certain postretirement liabilities that increased the Company's accrued benefit obligation by $6.5 million.

5. Related Party Transactions

In the ordinary course of business, the Company has raw material supply arrangements with entities in which Anglo American Corporation of South Africa Limited (Anglo) has material interests and with Engelhard-CLAL and its subsidiaries. Anglo indirectly holds a significant minority interest in the common stock of the Company. Engelhard-CLAL is a 50% owned joint venture. The Company's transactions with such entities amounted to purchases-from of $203.2 million in 1996, $367.3 million in 1995 and $233.1 million in 1994; sales-to of $513.5 million in 1996 and $442.4 million in 1995; and metal leasing-to of $37.7 million in 1996, $31.7 million in 1995 and $49.7 million in 1994. Management believes these transactions were under terms no less favorable to the Company than those arranged with other parties. At December 31, 1996 and 1995 amounts due to such entities totaled $4.3 million and $4.9 million, respectively.

6. Income Taxes

The components of income tax expense are shown in the following table:

Income Tax Expense
(in millions)                                  1996         1995       1994
                                               ----         ----       ----
Current income tax expense
  Federal                                     $21.7        $15.9      $13.3
  State                                         2.1          2.0        1.3
  Foreign                                      11.0         12.0        7.5
                                              -----        -----      -----
                                               34.8         29.9       22.1
Deferred income tax expense
  Federal                                      16.6         19.2       13.2
  Changes in tax rates                            -            -        1.3
  State                                         3.0          2.7        2.7
  Foreign                                       4.7         (2.6)       8.1
  Loss carryforwards/tax credits                 .4         (1.4)      (8.1)
                                              -----        -----      -----
                                               24.7         17.9       17.2
                                              -----        -----      -----
Income tax expense                            $59.5        $47.8      $39.3
                                              =====        =====      =====

     The foreign portion of income before income tax expense was $50.6 million in 1996, $40.8 million in 1995 and $51.0 million in 1994. Taxes on income of foreign consolidated subsidiaries and affiliates are provided at the tax rates applicable to their respective foreign tax jurisdictions. Tax credits of $1.7 million in 1996, $8.0 million in 1995 and $3.6 million in 1994, are in connection with equity transactions, and are included in adjustments for those years. These amounts are not reflected in the previous table.

     The following table sets forth the components of the net deferred income tax asset which results from temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes:

Net Deferred Income Tax Asset
(in millions)                                               1996       1995
                                                            ----       ----
Deferred tax assets
  Accrued liabilities                                      $33.0      $51.9
  Noncurrent liabilities                                    80.4       83.8
  Tax credits and carryforwards                             39.8       41.0
Deferred tax liabilities
  Prepaid pension expense                                  (36.4)     (27.5)
  Property, plant and equipment                            (11.0)     (10.0)
  Other assets                                             (38.4)     (41.9)
                                                           ------     ------
Net deferred income tax asset                              $67.4      $97.3
                                                           ======     ======

     As of December 31, 1996, the Company had approximately $19.5 million of nonexpiring alternative minimum tax credit carryforwards and approximately $2.3 million of research and development credits with expiration dates through 2011 available to offset future U.S. federal income taxes. Also, as of December 31, 1996, the Company had approximately $9.8 million of foreign nonexpiring net operating loss carryforwards and approximately $6.0 million of foreign investment tax credits expiring in 2000 available to offset certain future foreign income taxes. Management believes that the Company will generate sufficient taxable income and tax planning opportunities to ensure realization of these tax benefits.

     A reconciliation of the difference between the Company's consolidated income tax expense and the expense computed at the federal statutory rate is shown in the following table:

Consolidated Income Tax Expense Reconciliation
(in millions)
                                               1996       1995       1994
                                               ----       ----       ----
Income tax expense at federal
  statutory rate                              $73.5      $64.9      $55.0
Effect of tax law changes                         -          -        1.3
State income taxes, net of federal effect       3.3        3.0        2.6
Percentage depletion                          (13.4)     (14.0)     (11.6)
Equity earnings                                (1.0)       (.9)       (.6)
Effect of different tax rates on
  foreign earnings, net                          .2       (3.6)       2.3
Tax credits                                     (.8)       (.7)      (7.5)
Foreign sales corporation                      (5.0)      (4.1)      (3.4)
Other items, net                                2.7        3.2        1.2
                                              ------     ------     ------
Income tax expense                            $59.5      $47.8      $39.3
                                              ======     ======     ======


     At December 31, 1996, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $275.0 million. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale; however, under existing law, foreign tax credits would be available to substantially reduce, or in some cases eliminate, U.S. taxes payable.

7. Metal Positions and Obligations

The following table sets forth the Company's open metal positions included in Committed Metal Positions on the consolidated balance sheets:

Metal Positions Information
(in millions)                              1996                 1995
                                     ------------------   -----------------
                                                 Gross                Gross
                                     Position    Value    Position    Value
                                     --------    ------   --------    -----
Platinum group metals                  Long      $49.2      Long      $2.9
Gold                                   Short      (4.0)     Long       3.0
Silver                                 Short       (.5)     Short      (.3)
                                                 ------               -----
Total open metal positions                       $44.7                $5.6
                                                 ======               =====

     The net mark-to-market adjustments related to the above open positions were $.8 million income in 1996 and $.2 million expense in 1995 and 1994. As a result of its metals transactions, the Company earned contango income of $.9 million in 1996, $3.7 million in 1995 and $1.1 million in 1994.

     Derivative commodity and foreign currency instruments used to hedge metal positions and obligations consist of the following:

Metal Hedging Instruments                   1996                  1995
(in millions)                        ------------------    ------------------
                                       Buy       Sell        Buy       Sell
                                       ---       ----        ---       ----
Forward/futures contracts            $733.1    $  520.3    $620.4     $614.5
Eurodollar futures                    270.0     1,016.0         -          -
Options                               143.7       150.4      13.3        8.7
Swaps                                   6.9        99.0       3.9       21.4
Yen forwards/futures                      -       171.5      40.6      115.6


8. Inventories

Inventories consist of the following:

Inventories
(in millions)                        1996       1995
                                     ----       ----
Raw materials                      $ 72.5     $ 68.9
Work in process                      50.0       30.1
Finished goods                      180.0      117.5
Precious metals                      34.6       28.6
                                   ------     ------
Total inventories                  $337.1     $245.1
                                   ======     ======

     All precious-metals inventories are stated at LIFO cost. The market value of the precious-metals inventories exceeded cost by $25.9 million and $35.5 million at December 31, 1996 and 1995, respectively. Net earnings in 1996 include an after-tax gain of $3.3 million ($.02 per share) from the partial liquidation of one component of precious-metals inventories.

     In May 1996, the Company acquired $54.1 million of inventory in connection with the acquisition of Mearl (see Note 2, "Acquisition", on page 28).

     In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms.

9. Investments

The Company has investments in affiliates that are accounted for on the equity method. The more significant of these investments are Engelhard-CLAL and N.E. Chemcat Corporation (N.E. Chemcat). Engelhard-CLAL, a 50/50 joint venture with Paris-based FIMALAC (formerly CLAL), was established in June 1995 for the purpose of developing the low-cost position in manufacturing and marketing certain precious-metal containing products. N.E. Chemcat is a 38.8% owned, publicly-traded Japanese corporation and a leading producer of automotive and chemical catalysts, electronic chemicals and other precious-metals based products.

     At December 31, 1996 and 1995, the quoted market value of the Company's investment in N.E. Chemcat was in excess of $104 million and $130 million, respectively. The valuation represents a mathematical calculation based on a closing quotation published by the Tokyo over-the-counter market and is not necessarily indicative of the amount that could be realized upon sale.

     In the fourth quarter of 1996, the Company sold its investment in Heraeus Engelhard Electrochemistry Corp. to its partner for cash, with the buyer assuming all assets and liabilities. The Company realized an after-tax gain of $1.5 million ($.01 per share) on the sale.

     The summarized unaudited financial information below represents an aggregation of the Company's nonsubsidiary affiliates:

Financial Information (unaudited)
(in millions)                                   1996       1995      1994
                                                ----       ----      ----
Earnings data
  Revenue                                    $1,739.7    $1,207.9   $348.1
  Gross profit                                  327.9       130.8     62.0
  Net earnings/(losses)                          (5.3)        6.2      6.4
  Company's equity in net earnings/losses        (5.0)         .7       .6

Balance sheet data
  Current assets                             $  555.1    $  573.8
  Noncurrent assets                             199.6       190.0
  Current liabilities                           212.7       240.5
  Noncurrent liabilities                        104.1        90.1
  Net assets                                    437.9       433.2
  Company's equity in net assets                217.4       216.1

     The Company's share of undistributed earnings of affiliated companies included in consolidated retained earnings was $36.0 million, $39.2 million and $41.8 million at December 31, 1996, 1995 and 1994, respectively. Dividends from affiliated companies were $2.5 million in 1996, $3.4 million in 1995 and $3.8 million in 1994.

10. Property, Plant and Equipment

Property, plant and equipment consist of the following:

Property, Plant and Equipment
(in millions)                              1996            1995
                                           ----            ----

Land                                    $   38.5        $   24.2
Buildings and building improvements        224.5           198.4
Machinery and equipment                  1,140.3         1,001.5
Construction in progress                    82.1            71.0
Mineral deposits and mine development       74.4            71.7
                                        --------        --------

                                         1,559.8         1,366.8
Accumulated depreciation, depletion
  and amortization                         815.1           757.3
                                        --------       ---------
Property, plant and equipment, net      $  744.7       $   609.5
                                        ========       =========


     In May 1996, the Company acquired $81.8 million of property, plant and equipment in connection with the acquisition of Mearl (see Note 2, "Acquisition", on page 28). In December 1995, the Company acquired, for $57.0 million, certain properties previously operated under lease agreements. These properties consist of land and a building that serves as the principal executive and administrative offices of the Company and its operating businesses.

11. Short-term Borrowings and Long-term Debt

At December 31, 1996, unsecured committed revolving credit agreements included a $300 million and Long-term Debt facility with a group of North American money center banks and a $300 million facility with a group of major foreign banks, both of which expire in the year 2000. Commitment fees are paid on unused portions of these lines. The Company's credit facilities contain certain covenants which are not considered restrictive to operations. In 1997, management expects to replace these two credit agreements with one $600 million, five-year facility with a group of major domestic and foreign banks at more favorable terms.

     At December 31, 1996 and 1995, short-term bank borrowings were $108.7 million and $89.2 million, respectively. Weighted-average interest rates were 5.7%, 6.0% and 6.3% during 1996, 1995 and 1994, respectively. At December 31, 1996 and 1995, commercial paper borrowings were $196.0 million and $94.0 million, respectively. Weighted -average interest rates were 5.5%, 5.8% and 6.0% during 1996, 1995 and 1994, respectively.

     Additional unused lines of credit available exceeded $800 million at December 31, 1996. The Company's lines of credit with its banks are available in accordance with normal terms for prime commercial borrowers and are not subject to commitment fees or other restrictions.

     The following table sets forth the components of long-term debt:

Debt Information
(in millions)                                         1996        1995
                                                      ----        ----
Notes, with a weighted-average interest rate
  of 6.53%, due 2000                                 $100.0     $100.0
7% Notes, due 2001, net of discount                   149.8          -
7.375% Notes, due 2006, net of discount                99.9          -
10% Notes, called in 1996                                 -       99.9
Notes acquired, with a weighted-average
  interest rate of 12.0%, due 2003-2006                14.1          -
Industrial revenue bonds, 5.375%, due 2006              6.5          -
Industrial revenue bonds, 64.5% to 68.0% of
  prime rate, due 1997-1999                             4.5        5.5
Industrial revenue bonds, 7.91%, called in 1996           -        5.5
Foreign bank loans with a weighted-average
  interest rate of 7.0%, due 1997-2000                   .5         .9
                                                     ------     ------
                                                      375.3      211.8
Amounts due within one year                              .2         .3
                                                     ------     ------
Total long-term debt                                 $375.1     $211.5
                                                     ======     ======

     As of December 31, 1996, the aggregate maturities of long-term debt for the succeeding five years are as follows: $.2 million in 1997, $.3 million in 1998, $4.5 million in 1999, $100.0 million in 2000 and $149.8 million in 2001. See
Note 14, "Financial Instruments", on pages 37 and 38 for a discussion about interest rate swap agreements.

12. Restructuring Reserve

The Company has provided reserves for restructuring certain operations and for costs associated with idle sites. The following table sets forth the components of the Company's restructuring reserve and related activity:

Restructuring Reserve           Employee        Asset
(in millions)                  separations    writedowns     Other       Total

Balance at December 31, 1993     $35.9          $72.2        $42.3      $150.4
Asset writeoffs/writedowns           -          (66.6)           -       (66.6)
Cash spending/proceeds            (8.8)           1.7         (8.4)      (15.5)
Reclassification                     -            7.5         (7.5)          -
Reversal                             -              -         (8.0)       (8.0)
                                 ------         ------       ------     -------
Balance at December 31, 1994      27.1           14.8         18.4        60.3
Asset writeoffs/writedowns           -           (7.7)           -        (7.7)
Cash spending                     (9.5)             -         (8.6)      (18.1)
Engelhard-CLAL formation          (3.9)           1.0          9.0         6.1
                                 ------         ------       ------     -------
Balance at December 31, 1995      13.7            8.1         18.8        40.6
Asset writeoffs/writedowns           -           (9.2)           -        (9.2)
Cash spending/proceeds            (8.3)           3.0         (9.7)      (15.0)
Other                                -              -         (1.0)       (1.0)
                                 ------         ------       ------     -------
Balance at December 31, 1996     $ 5.4          $ 1.9        $ 8.1      $ 15.4
                                 ======         ======       ======     =======

     In 1994, the Company reconfigured certain production processes at a facility of the Pigments and Additives Group which resulted in the writeoff of the associated assets. A facility of the Chemical Catalysts Group was impaired, as opposed to the originally planned shutdown and relocation, resulting in a reclassification of shutdown and relocation costs to asset writedowns. In addition, the Company reversed $8.0 million of its restructuring reserve due to a change in cost estimates for disposing of an idle Canadian facility (sold in 1994) and for the cleanup/disposition of its idle Newark, NJ site.

     In 1995, the Company completed the formation of Engelhard-CLAL, a Paris-based precious-metal fabrication joint venture. This transaction increased the reserve as a result of previously anticipated precious metal and other asset gains, partially offset by a decrease in the reserve for restructuring activities to be performed in the joint venture.

     In 1996, the Company completed the disposition of a small Chemical Catalysts Group business which resulted in the asset writeoff.

     Cash spending in all years was predominately for employee separations and the rundown costs at idle sites.

     Most of the restructuring actions have been taken. The primary remaining action is the completion of the Floridin acquisition. The remaining provision for employee separations provides for severance primarily for former employees and the remaining provision in "Other" relates to rundown costs.

13. Lease Commitments

The Company rents real property and equipment under long-term operating leases. Future minimum rental payments required under noncancellable operating leases, having initial or remaining lease terms in excess of one year, are $2.7 million in 1997, $2.8 million in 1998, $2.3 million in 1999, $1.6 million in 2000, $1.8 million in 2001 and $5.1 million thereafter. Rental/lease expense, including all leases, amounted to $11.8 million in 1996, $14.2 million in 1995 and $14.5 million in 1994.

14. Financial Instruments and Precious Metals Operations

The Company's nonderivative financial instruments consist primarily of cash in banks, temporary investments, accounts receivable and debt. The fair value of financial instruments in working capital approximates book value. At December 31, 1996, the fair value of long-term debt was $380.1 million based on current interest rates, compared with a book value of $375.3 million.

     The Company's financial instruments do not represent a concentration of credit risk because the Company deals with a variety of major banks worldwide, and its accounts receivable are spread among a number of major industries, customers and geographic areas. In addition, a centralized credit committee reviews significant credit transactions and risk management issues before consummation and an appropriate level of reserves is maintained. For the past three-year period, provisions to these reserves were not significant. Management believes that should a counterparty fail to perform according to the terms of an agreement, it is unlikely that any of the Company's off-balance sheet financial instruments would result in a significant loss to the Company.

Foreign Currency Instruments
There were no speculative positions in foreign currencies as of December 31, 1996 and 1995, and there were no material gains or losses from such positions for any year presented. The following table sets forth, in U.S. dollars, the Company's open foreign currency forward contracts used for hedging other than metal-related transactions (see Note 7, "Metal Positions and Obligations", on page 33 for foreign currency instruments used to hedge metal-related transactions):

Foreign Currency Forward                       1996                1995
Contracts Information (in millions)        Buy     Sell        Buy      Sell
                                           ---     ----        ---      ----
Deutsche Mark                             $  -     $5.0       $1.2     $ 3.8
Pound Sterling                               -        -        7.7      15.5
                                          ----     ----       ----     -----
Total foreign currency
  forward contracts                       $  -     $5.0       $8.9     $19.3
                                          ====     ====       ====     =====


     The Company also has a cross-currency forward contract to buy Dutch Guilders and sell Japanese Yen to hedge an intercompany loan transaction. The U.S. dollar value of this contract was $6.9 million at December 31, 1996. None of these contracts exceeds a year in duration and the net amount of deferred income and expense on foreign currency forward contracts had no impact in 1996, $.1 million income in 1995 and $1.0 million expense in 1994.

Interest Rate Instruments
The Company entered into an interest rate swap agreement in 1993 to change certain fixed rate debt into floating rate debt. The impact of this swap contract increased interest expense by $.6 million in 1996, $1.9 million in 1995 and $.3 million in 1994.

     In 1996, in connection with the $150 million 7% Notes due 2001 and the $100 million 7.375% Notes due 2006, the Company entered into ten forward starting swaps. These swap agreements were based on amounts and maturities which coincided with the debt agreements. These agreements were closed concurrent with the debt issuance. The resulting impact on the weighted-average interest rate for 1996 was not material.

15. Business Segment and Geographic Area Data

The Company operates in three business segments: Catalysts and Chemicals, Pigments and Additives, Geographic Area Data and Engineered Materials and Industrial Commodities Management.

     The Catalysts and Chemicals segment, located principally in the United States, Europe, the Asia-Pacific region and South Africa, provides a wide range of solutions, based on catalysts and related performance products and processes, to customers' problems across many different industries. The Company's solutions are used by customers in these industries, including automotive, manufacturing and petroleum refining, to solve problems related to quality and/or cost efficiency, manufacturing yields and emissions.

     The Pigments and Additives segment, located principally in the United States, Finland and Japan, provides solutions, based on white, color, and pearlescent pigments and extenders, to enhance or add new properties to our customers' products in a wide variety of industries, including paper, paint, plastics and rubber. The segment also provides solutions for viscosity-control problems.

     The Engineered Materials and Industrial Commodities Management segment, located principally in the United States, Europe and Japan, provides solutions based on products and coatings containing precious metals to a variety of industrial customers. This segment also buys and sells precious metals, base metals, energy and related products, and provides industrial commodities products and services.

     The following table presents certain data by business segment:

                                             Business Segment Information
                                                    (in millions)

                                                                             Engineered
                                                                             Materials/
                                                                             Industrial
                                              Catalysts &     Pigments &     Commodities     Corporate
                                                Chemicals      Additives     Management      and Other     Consolidated
                                               -----------     ----------    -----------     ---------     ------------
1996
Net sales                                          $866.2         $500.8       $1,817.4        $    -       $3,184.4
Operating earnings                                  132.5           98.9           50.4(1)          -          281.8
Depreciation, depletion and amortization             32.3           34.3            2.4           5.9           74.9
Identifiable assets                                 652.6          793.7          576.6         472.0        2,494.9
Capital expenditures, net                            71.9           42.9            6.0           7.4          128.2
1995
Net sales                                          $725.0         $403.8       $1,711.3        $    -       $2,840.1
Operating earnings                                  106.5           90.6           48.3             -          245.4
Depreciation, depletion and amortization             28.1           29.4            4.3           3.7           65.5
Identifiable assets                                 534.4          468.8          420.9         519.2        1,943.3
Capital expenditures, net                            32.8           49.0            5.3          60.6          147.7
1994
Net sales                                          $602.5         $376.0       $1,407.3        $    -       $2,385.8
Operating earnings, excluding
  special credit                                     96.9           72.0           36.8             -          205.7
Special credit                                          -              -              -           8.0            8.0
Depreciation, depletion and amortization             29.5           27.6            7.0           5.0           69.1
Identifiable assets                                 453.5          431.6          557.9         334.8        1,777.8
Capital expenditures, net                            33.8           54.0            5.2           4.5           97.5


(1) Includes a pretax gain of $5.4 million from the partial liquidation of precious metals inventories.


     The following table presents certain data by geographic area:

                                     Geographic Area Data
                                        (in millions)


                           Net        Inter-area      Operating      Special      Identifiable
                          sales          sales         earnings       credit         assets
                        --------      ----------      ---------      --------     ------------
1996
United States           $1,910.9        $32.5           $232.9        $     -       $1,572.0
Foreign                  1,273.5         55.8             48.9              -          450.9
1995
United States           $1,680.9        $31.6           $203.4        $     -       $1,031.0
Foreign                  1,159.2         52.3             42.0              -          393.1
1994
United States           $1,568.6        $32.5           $154.7        $   2.0         $992.4
Foreign                    817.2         77.0             51.0            6.0          450.6


     1996 amounts reflect the acquisition of Mearl (see Note 2, "Acquisition", on page 28). Inter-area sales are generally based on market prices. The Company's foreign operations are predominately based in Europe. Export sales from the United States to customers throughout the world were $285.9 million in 1996, $265.8 million in 1995 and $237.0 million in 1994 and are included in U.S. sales.

     The following table reconciles segment operating earnings with earnings before income taxes as shown in the Consolidated Statements of Earnings:

Reconciliation to Consolidated Statements of Earnings
(in millions)
                                               1996       1995       1994
                                               ----       ----       ----
Operating earnings                           $281.8     $245.4     $213.7
Gain on sale of investment                      2.4          -          -
Equity earnings (losses) of affiliates         (5.0)        .7         .6
Interest and other expenses, net              (69.2)     (60.8)     (57.0)
                                             ------     ------     ------
Earnings before income taxes                 $210.0     $185.3     $157.3
                                             ======     ======     ======

     For the year ended December 31, 1996, Engelhard-CLAL, a related party and a customer of the Engineered Materials and Industrial Commodities Management segment, accounted for 16% of the Company's net sales. For the years ended December 31, 1995 and 1994, an unaffiliated customer of both the Catalysts and Chemicals and the Engineered Materials and Industrial Commodities Management segments accounted for 11% of the Company's net sales.

16. Stock Option and Bonus Plans

The Company's Stock Option Plans of 1991 and 1981, as amended (the Key Option Plans) generally provide for the granting to key employees of options to purchase an aggregate of 16,875,000 and 6,834,375 common shares, respectively, at fair market value on the date of grant. No options under the Key Option Plans may be granted after June 30, 2001.

     In 1993, the Company established the Employee Stock Option Plan of 1993, as amended, which generally provided for the granting to all employees (excluding U.S. bargaining unit employees and key employees eligible under the Key Option Plans) of options to purchase an aggregate of 2,812,500 common shares at fair market value on the date of grant. No additional options may be granted under this plan. In 1995, the Company established the Directors Stock Options Plan, which generally provides for the granting to each nonemployee director the option to purchase up to 3,000 common shares at the fair market value on the date of grant. Options under all plans become exercisable in four installments beginning after one year, and no options may be exercised after 10 years from the date of grant. Outstanding options may be canceled and reissued under terms specified in the plan documents. The effect of outstanding stock options has been excluded from the calculation of the number of shares outstanding used to compute earnings per share of common stock because it is not significant.

     Had compensation cost for the Company's two stock plans been determined based on the fair value at grant date for awards in 1996 and 1995 consistent with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation", the Company's net earnings and earnings per share would have been as follows:

Pro forma Information
($ in millions, except per share data)             1996       1995
                                                   ----       ----
Net earnings - as reported                       $150.4     $137.5
Net earnings - pro forma                          145.0      135.3
Earnings per share - as reported                   1.05        .96
Earnings per share - pro forma                     1.01        .94

     The pro forma amounts shown above are not representative of the effects on net income or earnings per share in future years because only options granted after January 1, 1995 have been included in the above numbers, and the full net income effect is recognized over the vesting period, typically four years. The weighted-average fair value at date of grant for options granted during 1996 and 1995 was $6.17 and $7.37, respectively. Fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted-average assumptions were used for option grants in 1996 and 1995: dividend yield of 1.5%, expected volatility of 31%; risk free interest rate of 6%; and expected lives of 5 years.

    Stock option transactions under all plans are as follows:

                                            1996                            1995                           1994
                                   ---------------------------     --------------------------     --------------------------
                                     Number       Option price       Number      Option price       Number      Option price
                                   of shares        per share      of shares       per share      of shares       per share
                                   ----------     ------------     ---------     ------------     ----------    ------------
Outstanding at beginning of year    7,901,801     $ 5.26-19.05     7,289,925     $ 4.54-19.05      6,677,028    $ 4.54-19.05
Granted                             2,006,572      19.00-23.88     2,143,845      16.83-22.38      1,382,198     14.20-19.05
Forfeited                            (351,168)      8.17-23.88      (121,165)      5.54-19.14        (94,958)     5.54-19.05
Exercised                            (369,260)      5.54-17.92    (1,410,804)      4.54-19.14       (674,343)     5.26-19.05
                                   ----------      -----------     ---------      -----------     ----------     -----------
Outstanding at end of year          9,187,945     $ 5.26-23.88     7,901,801     $ 5.26-22.88      7,289,925    $ 4.54-19.05
Exercisable at end of year          4,652,411     $ 5.26-22.38     2,860,532     $ 5.26-19.05      1,933,977    $ 4.54-19.05
Available for future grants         9,320,239                     10,975,643                      12,998,323


     The following table summarizes information about fixed-price options outstanding at December 31, 1996:


                        Options Outstanding                                    Options Exercisable
--------------------------------------------------------------             --------------------------
                                   Weighted-
                                   average           Weighted-                              Weighted-
                    Number         remaining         average                 Number         average
Range of            outstanding    contractual       exercise                exercisable    exercise
exercise prices     at 12/31/96    life (years)      price                   at 12/31/96    price

$ 5.26 to $ 6.69      210,544          3             $ 5.71                  210,544        $ 5.71
  8.17 to   9.46      473,239          5               8.40                  473,239          8.40
 11.45 to  15.36    1,177,468          6              15.14                1,177,468         15.14
 14.70 to  19.05    1,150,259          7              18.68                  984,551         18.68
 14.21 to  19.05    2,235,770          8              16.19                1,287,795         16.43
 16.83 to  22.38    1,994,497          9              18.81                  503,190         18.73
 19.00 to  23.88    1,946,168         10              21.59                   15,624         23.88
                    ---------                        ------                ---------        ------
                    9,187,945                        $17.44                4,652,411        $15.55
                    =========                        ======                =========        ======

     The Company's Key Employee Stock Bonus Plan, as amended (the Bonus Plan) provides for the award of up to 15,187,500 common shares to key employees as compensation for future services, not exceeding 1,518,750 shares in any year (plus any canceled awards or shares available for award, but not previously awarded). The Bonus Plan terminates on June 30, 2006. Shares awarded vest in five annual installments, provided the recipient is still employed by the Company on the vesting date. Compensation value is measured on the date the award is granted. In 1996, the Company granted 174,000 shares to key employees at a fair value of $23.88 per share.

     In 1994, based on a study of incentive compensation and in response to changing demographics, the Company revised its estimate of current compensation expense relating to stock awards to include the cost of shares where the risk of forfeiture by the employee has been removed. The impact of this revised estimate was a net charge to 1994 earnings of $8.6 million ($5.3 million after tax - $.04 per share). Excluding the above change in estimate, compensation expense relating to stock awards was $7.0 million in 1996, $7.7 million in 1995 and $8.6 million in 1994. Shares awarded, net of cancellations, are included in average shares outstanding.

17. Environmental Costs

With the oversight of environmental agencies, the Company is currently preparing, has under review, or is implementing, environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites, including Plainville, MA, Salt Lake City, UT and Attapulgus, GA. The Company is continuing to investigate contamination at Plainville, under a 1993 agreement with the United States Environmental Protection Agency (EPA) and under plans approved by the Nuclear Regulatory Commission. Investigation of the environmental status at Salt Lake City continues under a 1993 agreement with the Utah Solid and Hazardous Waste Control Board. An approved reclamation program at Attapulgus, under a 1994 consent order with the Georgia Department of Natural Resources, Environmental Protection Division, is substantially complete.

     In addition, 16 sites have been identified at which the Company believes liability as a potentially responsible party (PRP) is probable under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund imposes strict, joint and several liability under certain circumstances. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de minimis contributor of hazardous substances at many of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances or natural resource damages, the Company has settled a number of other cleanup proceedings. The Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

     The liabilities for environmental cleanup related costs recorded in the consolidated balance sheets at December 31, 1996 and 1995 were $49.6 and $54.6 million, respectively, including $6.4 million and $10.0 million, respectively, for Superfund sites. These amounts represent those costs which the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents approximately 75% of what it believes are the reasonably possible environmental cleanup related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

     During the past three-year period, cash payments for environmental cleanup related matters were $7.0 million, $7.6 million and $4.5 million for 1996, 1995 and 1994, respectively. The amounts accrued in connection with environmental cleanup related matters were not significant over this time period.

     For the past three-year period, environmental related capital projects have averaged less than 10 percent of the Company's total capital expenditure programs, and the expense of environmental compliance (environmental testing, permits, consultants and in-house staff) was not significant.

     There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup related matters are projected to be $11.0 million for 1997, all of which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, management believes that environmental cleanup related reserves at December 31, 1996 are reasonable and adequate and that environmental matters are not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on operating results or cash flows when resolved in a future reporting period.

18. Litigation and Contingencies

The Company and certain of its officers and directors are defendants in a consolidated class action complaint pending in the U.S. District Court for the District of New Jersey on behalf of persons who bought Engelhard stock between April 1995 and November 1995. The complaint claims that defendants made false statements and omissions and traded on nonpublic information. The Company believes the class action to be without merit and is vigorously defending against it.

     The Company is one of a number of defendants in numerous proceedings which allege that the plaintiffs contracted cancer and/or suffered other injuries from exposure to talc, asbestos or other "toxic" substances purportedly supplied by the Company and other defendants. The Company is also subject to a number of environmental contingencies (see Note 17, "Environmental Costs", on pages 42 and
43) and is a defendant in a number of lawsuits covering a wide range of other matters. In some of these matters, the remedies sought or damages claimed are substantial. While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on the operating results or cash flows when resolved in a future reporting period.

     In January 1995, the Company received a civil investigative demand to produce documents and answer interrogatories in connection with an investigation by the Antitrust Division of the U.S. Department of Justice into "price coordination and market allocation by kaolin producers". The Company has responded to this demand and subsequent requests for documents.

     In July 1996, the Securities and Exchange Commission ("Commission") issued a formal order of investigation concerning the sales of Engelhard stock by the Company's officers and directors during 1995. Subpoenas for documents and witness testimony were issued by the Commission. In response, the Company has provided documents to the Commission and witnesses have been examined by the Commission staff.

19. Supplemental Information

The following table presents certain supplementary information to the Consolidated Statements of Cash Flows:

Supplementary Cash Flow Information
(in millions)                                    1996      1995       1994
                                                 ----      ----       ----
Cash paid during the year for
  Interest, net of capitalized amounts
  and contango                                $  34.2    $ 29.1    $  24.2
  Income taxes                                   41.3      21.9       22.1
Change in assets and liabilities-source (use)
  Receivables                                 $ (82.1)   $ 22.5    $ (27.5)
  Committed metal positions                     (64.8)    (33.1)    (113.1)
  Inventories                                   (33.2)    (29.9)     (20.2)
  Other current assets                           (7.5)      8.2        6.0
  Other noncurrent assets                          .2     (17.2)     (27.2)
  Accounts payable                                2.7      (3.4)      42.5
  Accrued liabilities                           (23.5)     (6.7)     (19.4)
  Noncurrent liabilities                          2.5     (12.3)      (7.3)
                                              --------   -------    -------
Net change in assets and liabilities          $(205.7)   $(71.9)   $(166.2)
                                              ========   =======   ========

The following table presents certain supplementary information to the Consolidated Balance Sheets:

Supplementary Balance Sheet Information
(in millions)                                                 1996       1995
                                                              ----       ----
Payroll-related accruals                                    $ 37.7     $ 34.3
Accrued interest payable                                      14.5        7.1
Restructuring reserve                                         13.5       32.5
Deferred income                                               11.2        6.9
Environmental reserve                                         11.0       10.0
Other                                                        109.9      119.1
                                                            ------     ------
Other current liabilities                                   $197.8     $209.9
                                                            ======     ======

Report of Independent Accountants
_________________________________

To the Shareholders and Board of Directors of Engelhard Corporation:

     We have audited the accompanying consolidated balance sheets of Engelhard Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Engelhard Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





                                               COOPERS & LYBRAND L.L.P.
New York, New York
February 6, 1997

Selected Quarterly Financial Data (unaudited)

                                                     First       Second        Third       Fourth
(in millions, except per share amounts)             quarter      quarter      quarter      quarter
                                                    -------      -------      -------      -------
1996
Net sales                                            $774.7       $783.9       $800.9       $824.9
Gross profit                                          109.8        128.1        124.1        151.1
Earnings before income taxes                           45.5         56.0         49.0         59.5
Net earnings                                           32.6         40.0         35.0         42.8
Net earnings per share                                  .23          .28          .24          .30

1995
Net sales                                            $694.5       $721.1       $724.6       $699.9
Gross profit                                          112.0        125.8        110.5        112.3
Earnings before income taxes                           37.8         50.3         48.9         48.3
Net earnings                                           27.6         36.7         37.0         36.2
Net earnings per share*                                 .19          .26          .26          .25


     Results in the second quarter of 1996 include a gain of $9.2 million ($5.7 million after tax or $.04 per share) from an insurance recovery partially offset by a provision of $7.0 million ($4.3 million after tax or $.03 per share) for costs related to certain existing legal proceedings. Results in the fourth quarter of 1996 include a gain of $5.4 million ($3.3 million after tax or $.02 per share) on the sale of LIFO inventories and a gain of $2.4 million ($1.5 million after tax or $.01 per share) on the sale of an investment. These fourth quarter gains were partially offset by a restructuring reserve of $2.5 million after tax ($.02 per share) related to the Company's investment in Engelhard-CLAL, and a charge of $2.6 million ($1.6 million after tax or $.01 per share) for a revaluation of petroleum catalyst inventories.

     Earnings per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year earnings per share amounts.

*  Reflects a three-for-two stock split as of June 30, 1995.



           Changes in and Disagreements with
Item 9.    Accountants on Accounting and Financial Disclosure
------     --------------------------------------------------
           Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant
-------    --------------------------------------------------

           (a)  Directors -

     Information concerning directors of the Company is included under the caption "Election of Directors" and "Information with Respect to Nominees and Directors Whose Terms Continue" on pages 3 through 6 of the Proxy Statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

           (b)  Executive Officers -

MARTIN J. CONNOR, JR.         Age 64.  Controller of the Company from prior to
                              1992.

ARTHUR A. DORNBUSCH, II       Age 53.  Vice President, General Counsel and
                              Secretary of the Company from prior to 1992.

WILLIAM M. DUGLE              Age 54.  Vice President, Human Resources of the
                              Company from prior to 1992.

JOSEPH E. GONNELLA            Age 50.  Senior Vice President, Strategy and
                              Corporate Development effective February 1, 1997.
                              Group Vice President and General Manager of the
                              Environmental Technologies Group from August 1994 to January 1997. Business Director of the Mobile
                              Source business from August 1992 to July 1994.
                              President of the Automotive Products Group of
                              Amcast prior thereto.

L. DONALD LATORRE *           Age 59.  President and Chief Operating Officer of
                              the Company since January 1995.  Senior Vice
                              President and Chief Operating Officer of the
                              Company prior thereto. Mr. LaTorre has announced his intention to retire from the Company effective
                              April 1, 1997. Mr. LaTorre is also a director of Harnischfeger Industries.

WILLIAM E. NETTLES            Age 53.  Vice President and Chief Financial
                              Officer since May 1995. Group Vice President and General Manager of Chemical Catalysts from
                              July 1992 to January 1995.  Group Vice
                              President and General Manager of Specialty
                              Minerals and Colors prior thereto.

BARRY W. PERRY                Age 50.  President and Chief Operating Officer
                              effective February 1, 1997. Group Vice President and General Manager of the Pigments and Additives
                              Group from August 1993 to January 1997.  Group
                              Vice President and General Manager of the Latex &
                              Specialty Polymers Division of Rhone-Poulenc prior thereto.


* Also a director of the Company

ROBERT J. SCHAFFHAUSER        Age 58. Vice President and Chief Technical Officer
                              effective February 1, 1997. Vice President,
                              Technology and Corporate Development from January
                              1995 to January 1997.  Vice President, Corporate
                              Development prior thereto.

ORIN R. SMITH *               Age 61. Chairman and Chief Executive Officer of
                              the Company since January 1995. President and
                              Chief Executive Officer of the Company prior thereto. Mr. Smith is also a director of Ingersoll-Rand Company, The Louisiana Land and
                              Exploration Company, Minorco, Perkin-Elmer
                              Corporation, Summit Bancorp and Vulcan Materials
                              Company.

MICHAEL A. SPERDUTO           Age 39.  Treasurer of the Company since January
                              1993.  Vice President of Finance of the Industrial
                              Commodities Management Group prior thereto.


* Also a director of the Company

     Officers of the Company are elected at the meeting of the Board of Directors held in May of each year after the annual meeting of shareholders and serve until their successors shall be elected and qualified and shall serve as such at the pleasure of the Board.


Item 11.   Executive Compensation
-------    ----------------------
     Information concerning executive compensation is included under the caption "Executive Compensation and Other Information" on pages 11 through 23 of the Proxy Statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

           Security Ownership of Certain
Item 12.   Beneficial Owners and Management
-------    --------------------------------
     Information concerning security ownership of certain beneficial owners and management is included under the captions "Information as to Certain Shareholders" and "Share Ownership of Directors and Officers" on pages 2 through 3 and page 7, respectively, of the Proxy Statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

           Certain Relationships
Item 13.   and Related Transactions
-------    ------------------------

     Information concerning certain business relationships of nominees for director and directors and related transactions is included under the captions "Information as to Certain Shareholders", "Information with Respect to Nominees and Directors Whose Terms Continue", "Share Ownership of Directors and Officers" and "Compensation Committee Interlocks, Insider Participation and Certain Transactions" on pages 2 through 7 and page 10, respectively, of the Proxy Statement for the 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV


           Exhibits, Financial Statement
Item 14.   Schedules and Reports on Form 8-K
-------    ---------------------------------
                                                                           Pages
                                                                           -----
(a)        (1) Financial Statements and Schedules

               Report of Independent Accountants                            46

               Consolidated Statements of Earnings for each of the          22
               three years in the period ended December 31, 1996

               Consolidated Balance Sheets at December 31, 1996 and 1995    23

               Consolidated Statements of Cash Flows for each of the        24
               three years in the period ended December 31, 1996

               Consolidated Statements of Shareholders' Equity for each     25
               of the three years in the period ended December 31, 1996

               Notes to Consolidated Financial Statements                 26-45

           (2) Financial Statement Schedules

               Consolidated financial statement schedules not filed          *
               herein have been omitted either because they are not applicable or the required information is shown in the Notes to Consolidated Financial Statement on pages 26-45 on this Form 10-K.

(b)        In a report on Form 8-K filed with the Securities and Exchange    *
           Commission on June 7, 1996, the Company reported the acquisition of the Mearl Corporation

           In a report on Form 8-K/A filed with the Securities and           *
           Exchange Commission on July 12, 1996, the Company amended the
           Form 8-K filed with the Securities and Exchange Commission on June 7, 1996 to include the financial statements required under items 7(a) and 7(b).



* Incorporated by reference as indicated.

Exhibits                                                              Page
--------                                                              ----

 (3) (a) Certificate of Incorporation of the Company                    *
         (incorporated by reference to Form 10, as amended on Form 8-K filed with the Securities and Exchange Commission on May 19, 1981).

 (3) (b) By-laws of the Company as amended September 17, 1981           *
         (incorporated by reference to Form 10-Q for the quarter ended September 30, 1981).

 (3) (c) Certificate of Amendment to the Restated Certificate           *
         of Incorporation of the Company (incorporated by reference to Form 10-K for the year ended December 31,
         1987).

 (3) (d) Article XVII of the Registrant's By-laws as amended            *
         on May 2, 1988 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 21, 1988).

 (3) (e) Certificate of Amendment to the Restated Certificate of        *
         Incorporation of the Company (incorporated by reference to Form 10-Q for the quarter ended March 31, 1993).

 (3) (f) Amendment to the Restated Certificate of Incorporation         *
         of the Company, filed with the State of Delaware, Office of the Secretary of State on May 2, 1996 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 14, 1996).

 (10)(a) Form of Agreement of Transfer entered into between             *
         Engelhard Minerals & Chemicals Corporation and the
         Company, dated May 18, 1981 (incorporated by reference to Form 10, as amended on Form 8 filed with the Securities and Exchange Commission on May 19, 1981).

 (10)(b) Engelhard Corporation Stock Option Plan of 1981                *
         Restated as of December 13, 1989 - conformed copy includes amendments through February 1995
         (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 22, 1996).

 (10)(c) Retirement Plan for Directors of Engelhard                     *
         Corporation Effective January 1, 1985 - conformed copy includes amendments through June 1991
         (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 22, 1996).




*  Incorporated by reference as indicated.

Exhibits                                                              Page
--------                                                              ----

 (10)(d) Deferred Compensation Plan for Key Employees of                *
         Engelhard Corporation Effective August 1, 1985 - conformed copy includes amendments through December
         1993 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 22, 1996) (incorporated by reference to Form
         10-K filed with the Securities and Exchange
         Commission on March 22, 1996).

 (10)(e) Engelhard Corporation Directors and Executives                 *
         Deferred Compensation Plan (1986-1989) - conformed copy includes amendments through December 1993
         (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 22, 1996).

 (10)(f) Key Employees Stock Bonus Plan of Engelhard                    *
         Corporation Effective July 1, 1986 - conformed copy includes amendments through June 1992
         (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 22, 1996).

 (10)(g) Stock Bonus Plan for Non-Employee Directors of                 *
         Engelhard Corporation Effective July 1, 1986 - conformed copy includes amendments through
         June 1992 (incorporated by reference to Form
         10-K filed with the Securities and Exchange
         Commission on March 22, 1996).

 (10)(h) Deferred Compensation Plan for Directors of                    *
         Engelhard Corporation Restated as of May 7, 1987 - conformed copy includes amendments through
         December 1993 (incorporated by reference to Form
         10-K filed with the Securities and Exchange
         Commission on March 22, 1996).

 (10)(i) Supplemental Retirement Program of Engelhard                   *
         Corporation as Amended and Restated Effective
         January 1, 1989 - conformed copy includes amendments through November 1994 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 22, 1996).

 (10)(j) Engelhard Corporation Directors and Executives                 *
         Deferred Compensation Plan (1990-1993) - conformed copy includes amendments through
         November 1993 (incorporated by reference to Form
         10-K filed with the Securities and Exchange
         Commission on March 22, 1996).

 (10)(k) Engelhard Corporation Stock Option Plan of 1991 -              *
         conformed copy includes amendments through
         February 1995 (incorporated by reference to the 1995 definitive Proxy Statement filed with the Securities and Exchange Commission on March 31, 1995).

*  Incorporated by reference as indicated.

Exhibits                                                              Pages
--------                                                              -----

 (10)(l) Engelhard Corporation Directors Stock Option                   *
         Plan Effective May 4, 1995 (incorporated by reference to the 1995 definitive Proxy Statement filed with the Securities and Exchange Commission on March 31, 1995).

 (10)(m) Form of Agreement With Key Employees in the                    *
         Event of an Acquisition of a Control Interest in the Company, dated November 2, 1995 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 22, 1996).

 (10)(n) Amendments to the Key Employee Stock Bonus Plan of             *
         Engelhard Corporation adopted March 7, 1996
         (incorporated by reference to the 1996 definitive
         Proxy Statement filed with the Securities and Exchange Commission on March 29, 1996).

 (10)(o) Amendments to the Stock Bonus Plan for Non-Employee            *
         Directors of Engelhard Corporation adopted March 7,
         1996 (incorporated by reference to the 1996 definitive
         Proxy Statement filed with the Securities and Exchange
         Commission on March 29, 1996).

 (10)(p) Form of Employee Agreement with Orin R. Smith, Chairman      56-72
         and Chief Executive Officer of the Company, dated
         October 3, 1996.

 (10)(q) Amendment to the Supplemental Retirement Program of          73-74
         Engelhard Corporation adopted December 19, 1996.

 (12)    Computation of Ratio of Earnings to Fixed Charges            75-76

 (21)    Subsidiaries of the Registrant                               77-79

 (23)    Consent of Independent Accountants                           80-81

 (24)    Powers of Attorney                                           82-92

 (99)(a) Annual Report on Form 11-K of the Salary                     93-117
         Deferral Savings Plan of Engelhard Corporation for each of the three years in the period ended December 31, 1996.

     (b) Annual Report on Form 11-K of the Engelhard                 118-135
         Corporation Savings Plan for Hourly Paid Employees for each of the three years in the period ended
         December 31, 1996.

*  Incorporated by reference as indicated.

                                   Signatures
                                   ----------


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Iselin, New Jersey on the 27th day of March 1997.


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


      Signature                      Title                        Date
      ---------                      -----                        ----


   /s/Orin R. Smith          Chairman and Chief Executive      March 27, 1997
----------------------       Officer & Director
     Orin R. Smith           (Principal Executive Officer)



 /s/William E. Nettles       Vice President and                March 27, 1997
----------------------       Chief Financial Officer
   William E. Nettles        (Principal Financial Officer)



  /s/Martin J. Connor, Jr.   Controller                        March 27, 1997
---------------------------  (Principal Accounting Officer)
    Martin J. Connor, Jr.

           *                            Director               March 27, 1997
---------------------------
     Linda G. Alvarado


           *                            Director               March 27, 1997
---------------------------
     Marion H. Antonini


           *                            Director               March 27, 1997
---------------------------
     L. Donald LaTorre


           *                            Director               March 27, 1997
--------------------------
      Anthony W. Lea


           *                            Director               March 27, 1997
--------------------------
     James V. Napier


           *                            Director               March 27, 1997
-------------------------
      Norma T. Pace


           *                            Director               March 27, 1997
-------------------------
    Reuben F. Richards


           *                            Director               March 27, 1997
-------------------------
      Henry R. Slack


           *                            Director               March 27, 1997
-------------------------
    Douglas G. Watson


* By this signature below, Arthur A. Dornbusch, II has signed this Form 10-K as attorney-in-fact for each person indicated by an asterisk pursuant to duly executed powers of attorney filed with the Securities and Exchange Commission included herein as Exhibit 25.


   /s/Arthur A. Dornbusch, II                                  March 27, 1997
-------------------------------
     Arthur A. Dornbusch, II

                                 EXHIBIT 10(q):

                             EMPLOYEE AGREEMENT WITH
                                  ORIN R. SMITH
                             -----------------------

                              EMPLOYMENT AGREEMENT


     It is mutually agreed between Engelhard Corporation, a Delaware corporation with its principal offices at 101 Wood Avenue, Iselin, New Jersey 08830-0770 (hereinafter referred to as the "Company"), and Orin R. Smith, an individual residing at Middlebrook P.O. Box 631 Oldwick, N.J. 08858 (hereinafter referred to as the "Employee"), as follows:

1. Upon the terms and conditions of this Agreement, the Company shall employ the Employee and the Employee shall continue in the employ of the Company for the three-year period commencing May 21, 1996 and ending May 20, 1999 (hereinafter referred to as the "Employment Period"). Commencing on May 20, 1997, and on each May 20th thereafter, the Employment Period shall automatically be extended for another calendar year unless notice of the Company's intention not to so extend the Employment Period shall have been given to the Employee in writing no later than December 31st of the preceding year; provided, however, that the Employment Period shall not extend beyond August 31, 2000.

2. The employment shall be as Chairman and Chief Executive Officer of the Company and for such other and further assignments and responsibilities of comparable status as the Board of Directors of the Company may direct. The Employee shall diligently and faithfully devote his full working time exclusively and his best efforts to the performance of the work and services under this Agreement and to the furtherance of the best interests of the Company, subject to the authority and direction of the Board of Directors of the Company; provided, however, that the Employee may, without prior approval of the Board of Directors of the Company, (i) serve on corporate, civic or charitable boards or committees, (ii) deliver lectures, fulfill speaking engagements or teach at educational institutions, and
     (iii) manage his personal investments, so long as such activities do not interfere materially with his responsibilities under this Agreement.

3. (a) In addition to the Employee's obligations under Paragraph 2 above, the Employee, during the Employment Period, and for a period of two years succeeding, will not (on his own behalf, either as an officer, shareholder, partner, employee or otherwise, or on behalf of any significant competitor of the Company), in any manner, directly or indirectly without the express prior written consent of the Company, or except on behalf of the Company, engage in any activity, accept employment with, render any service in any capacity to or have any interest in (including investments in the equity securities of) any business or enterprise or other activity (x) which will conflict with the significant interests of the Company or its business or (y) which is a significant competitor of or in significant competition with the Company; provided, however, that the Employee may acquire or hold (beneficially and of record) up to, but not more than, 1% of the equity securities of any such significant competitor or entity without the consent of the Company if such equity securities are listed on the New York Stock Exchange or the American Stock Exchange or are quoted on NASDAQ.

     (b) The Employee will not in bad faith in any manner, at any time during the Employment Period, directly or indirectly, affect to the Company's detriment any relationship of the Company or any affiliate with any customer, supplier or employee of the Company or any affiliate, or cause any customer or supplier to refrain from entrusting additional business to the Company or any affiliate.

     (c) The Employee will not in any manner, at any time during the Employment Period, directly or indirectly, without the express prior written consent of the Company, disclose or use (x) any material confidential information, it being understood that the term "confidential" shall mean all information concerning the Company or any affiliate or customer or supplier or other business associate of the Company or any affiliate (including but not limited to any trade secrets or other private matters), which has been or is received by the Employee from the Company or any affiliate or customer or supplier or other business associate of the Company or any affiliate and which is not known or generally available to the general public or of a type which the Company has customarily made available to the general public and has not kept confidential, and (y) any idea which the Employee may conceive during the Employment Period, whether such idea is conceived individually or jointly, on or off Company premises or during or after working time, and which relates to the Company's services to its customers or suppliers or other business associates, the Employee hereby acknowledging that any such idea shall be the exclusive property of the Company.

     (d) The Employee agrees that the remedy at law for any breach of any of the foregoing provisions of this Paragraph 3 will be inadequate and that the Company, in addition to any remedy at law, shall be entitled to injunctive relief in the case of any such breach.

     (e) Provided that the Company shall be in compliance in all material respects with its obligations hereunder, the foregoing obligations of the Employee under this Paragraph 3 shall survive a termination, for any reason, of the Employee's employment prior to the end of the Employment Period, and shall remain in full force and effect until the end of the Employment Period (and two years following the end of the Employment Period in the case of the obligations set forth in Paragraph 3(a)).

4. As consideration for the obligations incurred by the Employee under this Agreement and for the services to be rendered by the Employee under this Agreement, the Company shall pay to the Employee during the Employment Period (except as otherwise provided in this Agreement) compensation as follows:

     (a) The Company shall pay to the Employee a salary at an annual rate of not less than $775,000 payable in periodic installments on the Company's regular payroll dates.

     (b) Additionally, in each year during the Employment Period the Employee shall be entitled to participate in and receive cash bonus, equity pool and stock option awards pursuant to the Company's Incentive Compensation Plan, stock option plan and other equity-based compensation plans as determined by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee"); provided, however, that for each calendar year included in the Employment Period (beginning with calendar year 1996) the Employee shall receive awards no less than the following: (i) if the Company's performance for the year is less than a predictable level of performance, as determined by the Compensation Committee, cash bonus of at least $216,645 and an award of at least 22,500 shares of Common Stock of the Company; and
          (ii) if the Company's performance for the year is greater than or equal to a predictable level of performance, as determined by the Compensation Committee, (x) cash bonus of at least $581,250, (y) equity pool share awards with a value of at least $484,375 and (z) stock option awards with a value of at least $1,162,500. For this purpose, equity pool and stock option awards for a year will be valued in the manner established by the Compensation Committee for valuing such awards for other executives for such year. The minimum cash bonus and other awards set forth in this Paragraph 4(b) shall be prorated on a daily basis for any calendar year during which the Employee is not employed by the Company for the entire year and the Company's performance for such partial year shall be deemed to be the greater of: (i) the performance of the Company during the immediately preceding calendar year; or (ii) the projected level of performance at the time of termination, as set forth in the most recent Monthly Report to Directors. Cash bonuses for a calendar year shall be disbursed (subject to any election by the Employee to defer payment pursuant to an applicable deferred compensation plan maintained by the Company) at the customary time for payment (generally during the first quarter of the calendar year immediately subsequent to the year in which earned). Equity pool, stock option and share awards for a calendar year shall be made at the customary time for such awards (generally before the end of the first quarter of the calendar year immediately subsequent to the year for which earned), except that such awards may be made earlier if deemed necessary or desirable by the Compensation Committee.

     (c) The Employee shall be provided with the perquisites and privileges commensurate with his position as Chairman and Chief Executive Officer of the Company.

     (d) The Employee shall be entitled to participate in the benefit plans of the Company, including the pension plan, supplemental pension plan, savings plan, deferred compensation plan and insurance and medical plans as the Company may from time to time provide generally for its executive officers.

     (e) The foregoing enumeration of certain types and amounts of compensation shall not be construed to affect the Company's right to pay additional compensation as the Company in its discretion may determine. To the extent that the Company's performance exceeds a predictable level, as determined by the Compensation Committee, compensation paid to the Employee hereunder for a year shall be no less than the compensation otherwise determined under the applicable Company compensation plans as administered by the Compensation Committee.

     (f) If the Employee desires to defer payment of any portion of his minimum cash bonus provided for in Paragraph 4(b) above, the Employee shall be required to make such a deferral election in respect of such amount of the cash bonus on or prior to the December 31 immediately preceding the year for which the bonus is earned.

5. The employment of the Employee shall terminate prior to the expiration of the Employment Period in the event that the Employee (i) dies, (ii) becomes permanently and totally disabled, (iii) retires at any normal retirement age or early retirement age pursuant to the Retirement Income Plan for Salaried Employees of the Company, or (iv) breaches this Agreement and the Company terminates his employment for such breach. In the event of any such termination other than a termination described in (i) or (ii) above, the Company's obligation to pay further salary as provided in Paragraph 4(a), or to pay additional bonuses or make equity pool, stock option or share awards as provided in Paragraph 4(b), shall cease. In the event of termination due to death or permanent and total disability, the Employee (or in the case of his death, his estate or beneficiary) shall be entitled to receive an amount equal to 70% of the total annual compensation that would otherwise be payable under Paragraph 4 hereof during the remaining term of this Agreement at the time such amounts would have been paid had the employment of the Employee continued for the full term of the Agreement; provided, however, that in lieu of stock option, restricted stock or other equity-based awards the Employee shall receive the cash value of such awards at the time the awards would have been granted, which stock option values shall be determined based on the Black-Scholes option pricing model and restricted stock values shall be based on the undiscounted closing trading price of Company shares on the New York Stock Exchange on the date of grant. Notwithstanding any such termination of employment prior to the expiration of the Employment Period, the terms and conditions of this Agreement, including, without limitation, the Employee's obligations set forth in Paragraphs 3 and 6 of this Agreement, shall continue in force and effect except as otherwise provided herein.

6. In the event of termination of employment other than for reason of the Employee's death or permanent and total disability, the Employee shall when requested, and against payment of expenses, by the Company make himself available as a consultant to consult with and supply information to and generally cooperate with the Company during the remainder of the Employment Period, all for reasonable periods of time and on reasonable notice not inconsistent with the Employee's engaging in other full time employment not itself inconsistent with the terms of this Agreement.

7. (a) This Agreement shall be deemed to be made under and construed in accordance with the laws of the State of New Jersey.

     (b) This Agreement shall be binding upon and inure to the benefit of the Company and its successors and shall be binding upon the Employee, his heirs, executors and administrators.

     (c) As used in this Agreement, the term "affiliate" means any entity controlled by, controlling or under common control with the Company. Ownership, directly or indirectly, of more than 50% of the voting securities of any corporation shall, in any event, constitute control for the purposes of this Agreement.

     (d) Except as provided in the following sentence, this Agreement constitutes and expresses the whole agreement of the parties in reference to any employment of the Employee by the Company and supersedes all prior understandings, written or oral, between the Employee and the Company relating to the subject matter hereof, including the employment agreement between the Company and the Employee dated May 21, 1986. This Agreement does not supersede the Change in Control Agreement between the Company and the Employee dated as of October 3, 1996 (the "Change in Control Agreement"); provided, however, that amounts receivable under Paragraph 4 hereof upon breach of this Agreement by the Company will be reduced (but not below zero) by amounts received by the Employee under Section 3 of the Change in Control Agreement. Upon the occurrence of a "change in control" as defined in the Company's Articles of Incorporation and/or the Change in Control Agreement, the Employee shall have the right solely at his option to call for early termination of this Agreement. Upon such demand, the Employee shall immediately be paid in cash the undiscounted cash value of base salary, bonus and equity-based compensation that would have been paid if the Employee had performed hereunder through August 31, 2000 computed as if the Company had achieved results in each year remaining in the term equal to its highest performance in any of the three immediately preceding years; provided, however, that the cash value of stock options, restricted stock awards and other equity-based awards shall be the undiscounted value of such awards at the time the awards would have been granted determined, in the case of stock options, based on the Black-Scholes option pricing model and in the case of restricted stock on the undiscounted closing trading price of Company shares on the New York Stock Exchange on the date of grant; provided further, however, that amounts receivable under Paragraph 4 hereof upon breach of this Agreement by the Company will be reduced (but not below zero) by amounts received by the Employee under Section 3 of the Change in Control Agreement.

     (e) This Agreement may not be amended, modified or supplemented except by a writing signed by both of the parties hereto which expressly states it is being made pursuant to this Paragraph 7(e).

     (f) In case any one or more of the covenants, agreements, provisions or terms contained in this Agreement shall be invalid, illegal or unenforceable in any respect, the validity of the remaining covenants, agreements, provisions or terms contained herein shall be in no way affected, prejudiced or disturbed thereby.

     IN WITNESS WHEREOF, the parties have signed this Agreement as of the 3rd day of October, 1996.



                                 ENGELHARD CORPORATION


                                 By: /s/Orin R. Smith
                                 --------------------
                                 Orin R. Smith

                           CHANGE IN CONTROL AGREEMENT


     Agreement, made this 3rd day of October, 1996, by and between ENGELHARD CORPORATION, a Delaware corporation (the "Company"), and Orin R. Smith (the "Executive").

     WHEREAS, the Executive is a key employee of the Company; and

     WHEREAS, the Board of Directors of the Company (the "Board") considers the maintenance of a sound management to be essential to protecting and enhancing the best interests of the Company and its stockholders and recognizes that the possibility of a change in control raises uncertainty and questions among key employees and may result in the departure or distraction of such key employees to the detriment of the Company and its stockholders; and

     WHEREAS, the Board wishes to assure that it will have the continued dedication of the Executive and the availability of his advice and counsel, notwithstanding the possibility, threat or occurrence of a bid to take over control of the Company, and to induce the Executive to remain in the employ of the Company; and

     WHEREAS, the Executive is willing to continue to serve the Company taking into account the provisions of this Agreement;

     NOW, THEREFORE, in consideration of the foregoinq, and the respective covenants and agreements of the parties herein contained, the parties agree as follows:

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

     (ii) For purposes of this Agreement, a "Change in Control" shall mean:

          (A) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person"), of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 25% or more of either (1) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (2) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change in Control: (i) any acquisition directly from the Company (other than by exercise of a conversion privilege);
               (ii) any acquisition by the Company or any of its subsidiaries;
               (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its subsidiaries; (iv) any acquisition by any corporation with respect to which, following such acquisition, more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such acquisition in substantially the same proportions as their ownership, immediately prior to such acquisition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be; or (v) any acquisition by a Person owning more than 25% of the Outstanding Company Common Stock on the date hereof;

          (B) during any period of two consecutive years, individuals who, as of the beginning of such period, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the beginning of such period whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act); or

          (C) approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, with respect to which all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation, do not, following such reorganization, merger or consolidation, beneficially own, directly or indirectly, more than 60% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be; or

          (D) approval by the shareholders of the Company of (1) a complete liquidation or dissolution of the Company or (2) a sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation with respect to which following such sale or other disposition, more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportions as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be.

2. Termination Following Change in Control. The Executive shall be entitled to the benefits provided in Section 3 hereof upon any termination of his employment with the Company within a Protection Period, except a termination of employment (a) because of his death, (b) because of a "Disability," (c) by the Company for "Cause," or (d) by the Executive other than for "Good Reason."

     (i) Disability. The Executive's employment shall be deemed to have terminated because of a "Disability" if the Executive applies for and is determined to be eligible to receive disability benefits under the Company's Long-Term Disability Plan.

     (ii) Cause. Termination of the Executive's employment by the Company for "Cause" shall mean termination by reason of the Executive's willful engagement in conduct which involves dishonesty or moral turpitude in connection with his employment and which is demonstrably and materially injurious to the financial condition or reputation of the Company. An act or omission shall he deemed "willful" only if done, or omitted to be done, in bad faith and without reasonable belief that it was in the best interest of the Company. Notwithstanding the foregoing, the Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Executive a written notice of termination from the Compensation Committee (the "Committee") after reasonable notice to the Executive and an opportunity for him, together with his counsel, to be heard before the Committee, finding that, in the good faith opinion of such Committee, he was guilty of conduct set forth above in the first sentence of this subsection (ii) and specifying the particulars in detail.

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

               (C) within a Protection Period, if there has occurred a failure by the Company to maintain plans providing benefits at least as beneficial as those provided by any benefit or compensation plan (including, without limitation, any incentive compensation plan, bonus plan or program, retirement, pension or savings plan, stock option plan, restricted stock plan, life insurance plan, health and dental plan and disability plan) in which the Executive is participating immediately before the beginning of the Protection Period, or if the Company has taken any action which would adversely affect the Executive participation in or reduce the Executive's benefits under any of such plans or deprive the Executive of any material fringe benefit enjoyed by him immediately before the beginning of the Protection Period, or if the Company has failed to provide the Executive with the number of paid vacation days to which he would be entitled in accordance with the normal vacations policy of the Company as in effect immediately before the beginning of the Protection Period; provided, however, that a reduction in benefits under the Company's tax-qualified retirement, pension or savings plans or its life insurance plan, health and dental plan, disability plans or other insurance plans which reduction applies equally to all participants in the plans and has a de minimis effect on the Executive shall not constitute "Good Reason" for termination by the Executive;

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

    (iv) The Company shall continue to cover the Executive and his dependents under, or provide the Executive and his dependents with insurance coverage no less favorable than, the Company's life, disability, health, dental or other emp1oyee welfare benefit plans or programs (as in effect on the day immediately preceding the Protection Period or, at the option of the Executive, on the date of termination of his employment) for a period equal to the lesser of (x) one year following the date of termination or (y) until the Executive is provided by another employer with benefits substantially comparable to the benefits provided by such plans or programs; and

     (v) Following the Executive's termination of employment, the Company shall treat the Executive as if he had continued participation and benefit accruals under the Company's Supplemental Retirement Program or a successor plan (as in effect on the date immediately preceding the Protection Period) for one year following the date of termination, or the Company shall provide an equivalent benefit outside such plan with the result that an additional year of age and service shall be granted to the Executive.

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

5. Full-Settlement; Legal Expenses. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement. The Company agrees to pay, upon written demand therefor by the Executive, all legal fees and expenses which the Executive may reasonably incur as a result of any dispute or contest (regardless of the outcome thereof) by or with the Company or others regarding the validity or enforceability of, or liability under, any provision of this Agreement (including as a result of any contest by the Executive about the amount of any payment hereunder), plus in each case interest at the applicable Federal rate provided for in Section 7872(f)(2) of the Internal Revenue Code of

    1986, as amended (the "Code"). In any such action brought by the Executive for damages or to enforce any provisions of this Agreement, he shall be entitled to seek both legal and equitable relief and remedies, including, without limitation, specific performance of the Company's obligations hereunder, in his sole discretion.

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

               (b) Subject to the provisions of Section 6(c), all determinations required to be made under this Section 6, including determination of whether a Gross-Up Payment is required and of the amount of any such Gross-up Payment, shall be made by Coopers & Lybrand (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the date of termination of the Executive's employment, if applicable, or such earlier time as is requested by the Company, provided that any determination that an Excise Tax is payable by the Executive shall be made on the basis of substantial authority. The initial Gross-Up Payment, if any, as determined pursuant to this Section 6(b), shall be paid to the Executive within five business days of the receipt of the Accounting Firm's determination. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion that he has substantial authority not to report any Excise Tax on his Federal income tax return. Any determination by the Accounting Firm meeting the requirements of this Section 6(b) shall be binding upon the Company and the Executive; subject only to payments pursuant to the following sentence based on a determination that additional Gross-Up Payments should have been made, consistent with the calculations required to be made hereunder (the amount of such additional payments is referred to herein as the "Gross-Up Underpayment"). In the event that the Company exhausts its remedies pursuant to Section 6(c) and the Executive thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Gross-Up Underpayment that has occurred and any such Gross-Up Underpayment shall be promptly paid by the Company to or for the benefit of the Executive. The fees and disbursements of the Accounting Firm shall be paid by the Company.

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

provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 6(c), the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Executive on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income tax, including interest or penalties with respect thereto, imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to the payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

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

               (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to a11 or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law or otherwise.

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

                           If to the Executive:

                           Mr. Orin R. Smith
                           "Middlebrook"
                           P.O. Box 631
                           Oldwick, NJ 08858-0631

                           If to the Company:
                           ------------------
                           Engelhard Corporation
                           101 Wood Avenue
                           Iselin, New Jersey 08830-0770

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

               (f) This Agreement contains the entire understanding of the Company and the Executive with respect to the subject matter hereof but does not supersede or override the provisions of any stock option, employee benefit or other plan, program, policy or practice in which Executive is a participant or under which the Executive is a beneficiary.


     IN WITNESS WHEREOF, the Executive has hereunto set his hand and, pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed as of the day and year first above written.


                                         /s/Orin R. Smith
                                         ------------------------------
                                         Name: Orin R. Smith

                                         ENGELHARD CORPORATION



                                         By: /s/Arthur A. Dornbusch, II
                                         ------------------------------
                                         Name:  Arthur A. Dornbusch, II
                                         Title: V.P., General Counsel
                                                  & Secretary



Attest:

/s/William M. Dugle
---------------------------
Name:  William M. Dugle
Title: V.P. Human Resources

                                 EXHIBIT 10(r):

                AMENDMENT TO THE SUPPLEMENTAL RETIREMENT PROGRAM
                ------------------------------------------------

                                  AMENDMENT TO
                         SUPPLEMENTAL RETIREMENT PROGRAM
                            OF ENGELHARD CORPORATION

               (as amended and restated effective January 1, 1989)


     The Supplemental Retirement Program of Engelhard Corporation, as amended and restated effective January 1, 1989, is hereby amended as set forth below, effective as of December 19, 1996.

1. The first sentence of Paragraph (b) of Section 5 is amended by adding the following at the end thereof:

     "or unless the employee has made an election to receive his benefit in a lump sum pursuant to Paragraph (e) of this Section 5."

2.   Paragraph (e) of Section 5 is amended to read as follows:

     "(e) Anything in this Supplemental Retirement Program to the contrary notwithstanding, an employee may elect pursuant to this Paragraph (e) that the benefits payable under the Excess Benefit Plan and the Supplemental Executive Retirement Plan be payable in the form of a lump sum as soon as practicable following his Severance From Service Date. A written irrevocable election pursuant to this Paragraph (e) may be made by an employee at any time which is at least 6 months prior to the employee's Severance From Service Date, except that the election shall not be effective until 6 months shall have elapsed from the date of the election. As a condition to receiving benefits in a lump sum pursuant to this Paragraph (e), the employee shall enter into, or be deemed to enter into, the noncompetition agreement with the Company set forth in Paragraph
     (b)(iv) of this Section 5. Except as set forth above, the availability of an election under this Paragraph (e) to an employee shall be subject to the same terms and conditions as would apply to such lump sum benefit had it been paid under the Pension Plan, and the amount of the lump sum benefit shall be determined using the same actuarial assumptions as would be used in determining the lump sum benefit under the Pension Plan. An election made under this Paragraph (e) may be revoked in writing, except that such revocation shall not be effective until six months have elapsed from the date of the revocation. Anything in this Supplemental Retirement Program to the contrary notwithstanding, in no event may the benefits hereunder be paid in the form of a lump sum distribution other than as provided in this Paragraph (e) or, in the absence of a lump sum election pursuant to this Paragraph (e), as provided in Paragraph (b) of this Section 5."

                                   EXHIBIT 12

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                -------------------------------------------------

EXHIBIT 12
                              ENGELHARD CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             (Dollars in Thousands)

                                         Year Ended
                                         December 31                  Year Ended December 31
                                         -----------     -----------------------------------------------

                                            1996           1995          1994         1993         1992
                                            ----           ----          ----         ----         ----

Income from continuing operations
 before provision for income taxes       $209,955        $185,312     $157,306      ($4,709)    $133,858

Add/(deduct)

   Portion of rents representative
    of the interest factor                  3,900           4,700        4,800        4,500        4,000

   Interest on indebtedness                45,009          31,326       21,954       13,696       16,231


   Equity dividends                         2,515           3,411        3,800        2,600        3,100

   Equity (earnings)/loss                   5,008            (695)        (632)      (3,443)      (7,445)
                                         --------        --------     --------      -------     --------

   Earnings as adjusted                  $266,387        $224,054     $187,228      $12,644     $149,744
                                         ========        ========     ========      =======     ========

Fixed Charges

   Portion of rents representative
   of interest factor                      $3,900          $4,700       $4,800       $4,500       $4,000

   Interest on indebtedness                45,009          31,326       21,954       13,696       16,231


   Capitalized Interest                     1,053           1,000          800        2,700          400
                                          -------         -------      -------      -------      -------

                                          $49,962         $37,026      $27,554      $20,896      $20,631
                                          =======         =======      =======      =======      =======


Ratio of Earnings to Fixed Charges           5.33            6.05         6.79            - (A)     7.26
                                          =======         =======      =======      =======      =======



(A)  For fiscal 1993, earnings were insufficient to cover fixed charges by approximately $8.3 million. Earnings in 1993 were negatively impacted by a charge of approximately $148 million for the realignment and consolidation of businesses and environmental matters. Without such charge the ratio of earnings to fixed charges for fiscal 1993 would have been 7.14.


                                   EXHIBIT 21:

                         SUBSIDIARIES OF THE REGISTRANT
                         ------------------------------

                         Subsidiaries of the Registrant
                         ------------------------------

                                                      Jurisdiction Under Which
Name of Subsidiary                                    Incorporated or Organized
------------------                                    -------------------------

Engelhard West, Inc.                                        California
Engelhard Canada, Ltd.                                      Canada
Engelhard Industries International, Ltd.                    Canada
Engelhard Technologies, Ltd.                                Canada
EC Delaware, Inc.                                           Delaware
EI Corporation                                              Delaware
Engelhard Asia Pacific, Inc.                                Delaware
Engelhard C Cubed Corporation                               Delaware
Engelhard DT, Inc.                                          Delaware
Engelhard EM Holding Company                                Delaware
Engelhard Energy Corporation                                Delaware
Engelhard MC, Inc.                                          Delaware
Engelhard Metal Plating, Inc.                               Delaware
Engelhard Pollution Control, Inc.                           Delaware
Engelhard Power Marketing, Inc.                             Delaware
Engelhard Sensor Technologies, Inc.                         Delaware
Engelhard Strategic Investments, Inc.                       Delaware
Engelhard Supply Corporation                                Delaware
Mustang Property Corporation                                Delaware
Engelhard Pigments OY                                       Finland
Engelhard Pyrocontrole S.A.                                 France
Engelhard S.A.                                              France
Engelhard Holdings GmbH                                     Germany
Engelhard Process Chemicals GmbH                            Germany
Engelhard Technologies GmbH                                 Germany
Engelhard Technologies Verwaltsung GmbH                     Germany
Engelhard Italiana S.P.A.                                   Italy
Engelhard Metals Japan, Ltd.                                Japan
Engelhard DeMeern, B.V.                                     The Netherlands
Engelhard Netherlands, B.V.                                 The Netherlands
Engelhard Terneuzen, B.V.                                   The Netherlands
Harshaw Chemical Company                                    New Jersey
Mearl Corporation                                           New Jersey
Engelhard Peru S.A.                                         Peru
Engelhard South Africa, Ltd.                                South Africa
Engelhard Metals A.G.                                       Switzerland
Dnipro Kaolin                                               Ukraine
Engelhard International, Ltd.                               United Kingdom
Engelhard Limited                                           United Kingdom
Engelhard Metals, Ltd.                                      United Kingdom
Engelhard Sales, Ltd.                                       United Kingdom
Engelhard Technologies, Ltd.                                United Kingdom
Sheffield Smelting Co., Ltd.                                United Kingdom
Engelhard Export Corporation                                U.S. Virgin Islands

                         Subsidiaries of the Registrant
                         ------------------------------

                                                      Jurisdiction Under Which
Name of Subsidiary                                    Incorporated or Organized
------------------                                    -------------------------

Engelhard-CLAL, Ltd. Partnership                            Delaware
Metreon                                                     Delaware
Engelhard-CLAL SAS                                          France
NE Chemcat Corporation                                      Japan
Engelhard/Colortronics                                      New Jersey
Engelhard/ICC                                               Pennsylvania
Heesung-Engelhard Corporation                               South Korea
Acreon Catalysts                                            Texas


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

                                  EXHIBIT 23:

                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------

                       Consent of Independent Accountants
                       ----------------------------------



     We consent to the incorporation by reference in the registration statements of Engelhard Corporation on Form S-8 (File Nos. 2-72830, 2-81559, 2-84477, 2-89747, 33-28540, 33-37724, 33-40365, 33-40338 and 33-43934) of our report dated
February 6, 1997, on our audits of the consolidated financial statements of Engelhard Corporation and Subsidiaries, as of December 31, 1995 and 1994, and for the years ended December 31, 1996, 1995 and 1994, which report is included in this Annual Report on Form 10-K.





                                                   COOPERS & LYBRAND L.L.P.















New York, New York
March 27, 1997

                                  EXHIBIT 24:


                               POWERS OF ATTORNEY
                               ------------------

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney




     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     NOW, THEREFORE, the undersigned in his/her capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Orin R. Smith, or either of them individually, his/her true and lawful attorney to execute in his/her name, place and stead, in his/her capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 6, 1997.




                                              /s/ Linda G. Alvarado
                                           _____________________________
                                                  Linda G. Alvarado

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     NOW, THEREFORE, the undersigned in his/her capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Orin R. Smith, or either of them individually, his/her true and lawful attorney to execute in his/her name, place and stead, in his/her capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 6, 1997.




                                             /s/ Marion H. Antonini
                                         ________________________________
                                                 Marion H. Antonini

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     NOW, THEREFORE, the undersigned in his/her capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Orin R. Smith, or either of them individually, his/her true and lawful attorney to execute in his/her name, place and stead, in his/her capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 6, 1997.




                                              /s/ L. Donald LaTorre
                                         ________________________________
                                                  L. Donald LaTorre

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     NOW, THEREFORE, the undersigned in his/her capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Orin R. Smith, or either of them individually, his/her true and lawful attorney to execute in his/her name, place and stead, in his/her capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 3, 1997.




                                               /s/ Anthony W. Lea
                                         ________________________________
                                                   Anthony W. Lea

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     NOW, THEREFORE, the undersigned in his/her capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Orin R. Smith, or either of them individually, his/her true and lawful attorney to execute in his/her name, place and stead, in his/her capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 6, 1997.





                                            /s/ William R. Loomis, Jr.
                                          ______________________________
                                                William R. Loomis, Jr.

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     NOW, THEREFORE, the undersigned in his/her capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Orin R. Smith, or either of them individually, his/her true and lawful attorney to execute in his/her name, place and stead, in his/her capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 6, 1997.





                                               /s/ James V. Napier
                                          ______________________________
                                                   James V. Napier

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     NOW, THEREFORE, the undersigned in his/her capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Orin R. Smith, or either of them individually, his/her true and lawful attorney to execute in his/her name, place and stead, in his/her capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 5, 1997.




                                               /s/ Norma T. Pace
                                         ________________________________
                                                   Norma T. Pace

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     NOW, THEREFORE, the undersigned in his/her capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Orin R. Smith, or either of them individually, his/her true and lawful attorney to execute in his/her name, place and stead, in his/her capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 3, 1997.




                                             /s/ Reuben F. Richards
                                        _________________________________
                                                 Reuben F. Richards

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     NOW, THEREFORE, the undersigned in his/her capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Orin R. Smith, or either of them individually, his/her true and lawful attorney to execute in his/her name, place and stead, in his/her capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 6, 1997.




                                               /s/ Henry R. Slack
                                         _______________________________
                                                   Henry R. Slack

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

     NOW, THEREFORE, the undersigned in his/her capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Orin R. Smith, or either of them individually, his/her true and lawful attorney to execute in his/her name, place and stead, in his/her capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 6, 1997.



                                              /s/ Douglas G. Watson
                                        _________________________________
                                                  Douglas G. Watson

                                 EXHIBIT 99(a):

                       ANNUAL REPORT ON FORM 11-K OF THE
             SALARY DEFERRAL SAVINGS PLAN OF ENGELHARD CORPORATION
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 11-K



  X              ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
 ---                     SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996



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




             SALARY DEFERRAL SAVINGS PLAN OF ENGELHARD CORPORATION
             -----------------------------------------------------
                            (Full title of the plan)


                             ENGELHARD CORPORATION
                   (Exact name of issuer as specified in its charter)

101 WOOD AVENUE, ISELIN, NEW JERSEY                              08830
-----------------------------------                            ---------
(Address of principal executive offices)                       (Zip code)


          DELAWARE                                            22-1586002
-------------------------------                        ----------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                         Identification Number)

                          Salary Deferral Savings Plan
                            of Engelhard Corporation
                               Table of Contents





                      Description                                    Page
                      -----------                                    ----

Report of Independent Accountants                                     96

Statements of Financial Condition                                   97-101
  at December 31, 1996 and 1995

Statements of Income and Changes in Plan Equity                    102-108
 for each of the three years in the period ended December 31, 1996

Notes to Financial Statements                                      109-115

Supplemental Schedule
  Schedule of Investments at December 31, 1996 and 1995            116-117

                       Report of Independent Accountants




To the Pension and Employee Benefit Plans Committee of Engelhard Corporation:


     We have audited the financial statements and the financial statement schedule of the Salary Deferral Savings Plan of Engelhard Corporation listed in the table of contents on Page 95 of this Form 11-K. These financial statements and the financial statement schedule are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Salary Deferral Savings Plan of Engelhard Corporation as of December 31, 1996 and 1995, and the results of its operations for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                                                COOPERS & LYBRAND L.L.P.




New York, New York
March 19, 1997

                                                    Salary Deferral Savings Plan
                                                     of Engelhard Corporation
                                                 Statement of Financial Condition
                                                       at December 31, 1996
                                                          (Page 1 of 3)






                                              Company           Fixed                                          Equity
                                               Stock            Income          Growth        Balanced         Index
                                               Fund              Fund            Fund           Fund            Fund

                                            -----------      -----------    ------------    -----------     -----------
Assets:

Investments, at fair value
 (combined cost of $99,913,416)              $45,013,881     $25,199,419     $22,568,240     $7,112,369      $8,046,210


Interest receivable                                    -               -               -              -               -


Contributions Receivable:
   Participants                                  155,863         119,735         121,548         41,812          49,468
   Engelhard Corporation                         161,598               -               -              -               -


Promissory notes from participants                86,046          61,814          39,513         11,573          16,645
                                             -----------     -----------     -----------     ----------      ----------


Total assets                                 $45,417,388     $25,380,968     $22,729,301     $7,165,754      $8,112,323
                                             ===========     ===========     ===========     ==========      ==========


Plan equity:

Plan equity                                  $45,417,388     $25,380,968     $22,729,301     $7,165,754      $8,112,323
                                             ===========     ===========     ===========     ==========      ==========



                                          See Accompanying Notes to Financial Statements


                                                    Salary Deferral Savings Plan
                                                     of Engelhard Corporation
                                                 Statement of Financial Condition
                                                       at December 31, 1996
                                                          (Page 2 of 3)


                                                                                                 Life           Life
                                           International         Small         Short-Term      Strategy       Strategy
                                               Growth             Cap             Bond          Growth         Income
                                                Fund              Fund            Fund           Fund           Fund
                                           -------------       ----------     ----------      ---------      ----------

Assets:

Investments, at fair value
 (combined cost of $99,913,416)               $2,424,766       $1,738,424       $724,087       $155,170       $108,922



Interest receivable                                    -                -              -              -              -



Contributions receivable:
   Participants                                   17,527           12,944          7,158          3,581             14
   Engelhard Corporation                               -                -              -              -              -



Promissory notes from participants                 5,049            1,779          1,886          1,190              -
                                              ----------        ---------       --------       --------       --------


Total assets                                  $2,447,342       $1,753,147       $733,131       $159,941       $108,936
                                              ==========       ==========       ========       ========       ========

Plan equity:

Plan equity                                   $2,447,342       $1,753,147       $733,131       $159,941       $108,936
                                              ==========       ==========       ========       ========       ========



                                          See Accompanying Notes to Financial Statements


                                                    Salary Deferral Savings Plan
                                                     of Engelhard Corporation
                                                 Statement of Financial Condition
                                                       at December 31, 1996
                                                          (Page 3 of 3)


                                           Life Strategy       Vanguard      Life Strategy
                                            Conservative         U.S.           Moderate
                                               Growth           Growth           Growth          Loan
                                                Fund             Fund             Fund           Fund         Combined
                                           -------------       --------      -------------    ---------     ------------

Assets:

Investments, at fair value
 (combined cost of $99,913,416)               $184,830          $961,544        $178,302      $       -     $114,416,164



Interest receivable                                  -                 -               -         46,686           46,686



Contributions receivable:
   Participants                                    274             5,688           1,666               -         537,278
   Engelhard Corporation                             -                 -               -               -         161,598



Promissory notes from participants                   -             1,867             239       6,974,484       7,202,085
                                              --------          --------        --------      ----------    ------------


Total assets                                  $185,104          $969,099        $180,207      $7,021,170    $122,363,811
                                              ========          ========        ========      ==========    ============

Plan equity:

Plan equity                                   $185,104          $969,099        $180,207      $7,021,170    $122,363,811
                                              ========          ========        ========      ==========    ============



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
                                              ==========    ==========        ========      ==========    ============



                                          See Accompanying Notes to Financial Statements


                                                  Salary Deferral Savings Plan
                                                     of Engelhard Corporation
                                          Statement of Income and Changes in Plan Equity
                                               for the Year Ended December 31, 1996
                                                          (Page 1 of 3)


                                                Company          Fixed                                          Equity
                                                 Stock           Income         Growth        Balanced          Index
                                                 Fund             Fund           Fund           Fund             Fund
                                             -----------       ---------      ----------     -----------      ----------

Net investment income:
  Dividends                                  $   727,600      $        -     $ 2,162,237    $   646,837       $ 737,991
  Interest                                             -       1,544,409               -              -               -
                                             -----------      ----------     -----------     -----------     -----------

                                                 727,600       1,544,409       2,162,237        646,837         737,991

Contributions and other receipts:
  Participants                                 2,371,769       2,359,733       2,275,185        842,352         927,083
  Engelhard Corporation                        2,065,895               -               -              -               -
                                             -----------      ----------     -----------     -----------     -----------

                                               4,437,664       2,359,733       2,275,185        842,352         927,083

Net realized gain (loss) on disposition
  of investments                               2,624,826               -         372,423        221,899         204,365

Unrealized appreciation (depreciation)
  of investments                              (8,218,862)              -       2,186,088        130,181         519,101

Transaction fees                                       -               -               -              -               -

Distributions                                 (2,604,553)     (2,550,656)     (1,197,839)      (518,181)       (408,588)


Other transfers                                1,819,595      (2,485,972)       (824,155)      (373,416)         15,874
                                             ------------    ------------    -----------     -----------     -----------

                                              (1,213,730)     (1,132,486)      4,973,939        949,672       1,995,826


Plan equity, beginning of year                46,631,118      26,513,454      17,755,362      6,216,082       6,116,497
                                             ============    ===========     ===========     ===========     ===========

Plan equity, end of year                     $45,417,388     $25,380,968     $22,729,301     $7,165,754      $8,112,323
                                             ============    ===========     ===========     ===========     ===========


                                          See Accompanying Notes to Financial Statements

                                                   Salary Deferral Savings Plan
                                                     of Engelhard Corporation
                                          Statement of Income and Changes in Plan Equity
                                               for the Year Ended December 31, 1996
                                                          (Page 2 of 3)


                                                                                                Life            Life
                                             International       Small         Short-Term     Strategy        Strategy
                                                 Growth           Cap              Bond        Growth          Income
                                                  Fund            Fund             Fund         Fund            Fund
                                             -------------      --------       ----------     --------       ---------

Net investment income:
  Dividends                                    $  104,764       $121,902         $34,004      $  5,154       $  3,910
  Interest                                              -              -               -             -              -
                                               ----------     ----------         -------      --------       --------

                                                  104,764        121,902          34,004         5,154          3,910


Contributions and other receipts:
  Participants                                    410,564        296,101         157,291        34,200        109,788
  Engelhard Corporation                                 -              -               -             -              -
                                               ----------     ----------         -------      --------       --------

                                                  410,564        296,101         157,291        34,200        109,788


Net realized gain (loss) on disposition
  of investments                                  105,158         42,347           1,221           (98)             -

Unrealized appreciation
  (depreciation) of investments                   103,464         50,118          (6,977)        4,378         (4,762)


Transaction fees                                        -         (9,650)              -             -              -

Distributions                                    (269,098)       (41,149)        (60,471)            -              -

Transfers                                          61,220        292,269         168,764       116,307              -
                                               ----------     ----------         -------      --------       --------

                                                  516,072        751,938         293,832       159,941        108,936


Plan equity, beginning of year                  1,931,270      1,001,209         439,299             -              -
                                               ----------     ----------         -------      --------       --------

Plan equity, end of year                       $2,447,342     $1,753,147        $733,131      $159,941       $108,936
                                               ==========     ==========        ========      ========       ========


                                          See Accompanying Notes to Financial Statements

                                                   Salary Deferral Savings Plan
                                                     of Engelhard Corporation
                                          Statement of Income and Changes in Plan Equity
                                               for the Year Ended December 31, 1996
                                                          (Page 3 of 3)


                                                  Life                            Life
                                                Strategy        Vanguard        Strategy
                                              Conservative        U.S.          Moderate
                                                 Growth          Growth          Growth         Loan
                                                  Fund            Fund            Fund          Fund         Combined
                                              ------------      --------       ---------      --------     ------------

Net investment income:
  Dividends                                    $  7,478         $ 70,352       $  6,622     $        -     $  4,628,851
  Interest                                            -                -              -        539,133        2,083,542
                                               --------         --------       --------     ----------     ------------

                                                  7,478           70,352          6,622        539,133        6,712,393


Contributions and other receipts:
  Participants                                    1,305           41,866          4,956              -        9,832,193
  Engelhard Corporation                               -                -              -              -        2,065,895
                                               --------         --------       --------     ----------     ------------

                                                  1,305           41,866          4,956              -       11,898,088


Net realized gain (loss) on disposition
  of investments                                      -           28,588              -              -        3,600,729

Unrealized appreciation
  (depreciation) of investments                   1,466          (47,934)         3,383              -       (5,280,356)


Transaction fees                                      -                -              -              -           (9,650)

Distributions                                         -                -              -       (291,002)      (7,941,537)

Transfers                                       174,855          876,227        165,246         (6,814)               -
                                               --------         --------       --------     ----------     ------------

                                                185,104          969,099        180,207        241,317        8,979,667

Plan equity, beginning of year                        -                -              -      6,779,853      113,384,144
                                               --------         --------       --------     ----------     ------------

Plan equity, end of year                       $185,104         $969,099       $180,207     $7,021,170     $122,363,811
                                               ========         ========       ========     ==========     ============

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
                                              ==========        ========        ========     ==========     ===========



                                          See Accompanying Notes to Financial Statements

Notes to Financial Statements

Note 1 - Description of the Plan

     The Salary Deferral Savings Plan of Engelhard Corporation (the Plan), as amended and restated as of August 1, 1996, is designed to provide eligible employees of Engelhard Corporation (the Company) an opportunity to save part of their income by having the Company reduce their compensation and contribute the amount of the reduction to the Plan on a tax deferred and/or post-tax basis.

     The following plan description is provided for general information purposes. Participants of the Plan should refer to the plan document for more detailed and complete information.

Eligibility
-----------
Except as specifically included or excluded by the Board of Directors of the Company (the Board), United States salaried employees of the Company and its wholly-owned (directly or indirectly) domestic subsidiaries and all non-collectively bargained hourly employees are eligible to participate in the Plan.

Contributions
-------------
The Plan permits eligible employees participating in the Plan the opportunity to defer up to 15 percent of their compensation, as defined, subject to certain restrictions and limitations, and to have that amount contributed to the Plan and the related taxes deferred. Effective January 1, 1995 employees may contribute, subject to certain restrictions and limitations, up to 10 percent of compensation to the Plan on a post-tax basis.

Matching Contributions
----------------------
The Company will contribute, on a monthly basis, subject to certain limitations and exclusions, either cash or common stock of the Company in an amount equal to 50 percent of the first 6 percent contributed by the Participants. Participants must have completed one year of service to be eligible for a matching contribution.

Investments
-----------
All contributions to the Plan are held and invested by Vanguard Fiduciary Trust Company (the Trustee). The Trustee maintains 13 separate investment funds within the Plan:

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

              c) The Growth Fund consists of assets invested in the Vanguard Windsor Fund, which invests primarily in common stocks for the purpose of realizing long-term growth of capital and income.

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

              f) The International Growth Fund consists of assets invested in shares of the Vanguard International Growth Portfolio or such other mutual fund or funds which invest primarily in common stocks of companies based outside the United States that have above-average growth potential for the purpose of realizing long-term capital growth.

              g) The Small Cap Fund consists of assets invested in shares of the Vanguard Small Capitalization Stock Fund or such other mutual fund or funds which invest primarily in common stocks of small-sized companies for the purpose of providing a comparatively low-cost method of passively capturing the investment returns of small-sized companies and attempting to provide investment results that parallel the performance of the unmanaged Russell 2000 Small Stock Index.

              h) The Short-Term Bond Fund consists of assets invested in shares of the Short-Term Corporate Portfolio of the Vanguard Fixed Income Securities Fund or such other mutual fund or funds which invest primarily in relatively short maturity investment-grade bonds for the purpose of providing a level of current income consistent with a two to three year average maturity while helping to preserve capital.

              i) The Life Strategy Growth Fund consists of assets invested in the Vanguard Life Strategy Growth Fund. This fund invests in other Vanguard mutual funds representing a combination of stocks, bonds and reserves in order to provide growth of capital.

              j) The Life Strategy Income Fund consists of assets invested in the Vanguard Life Strategy Income Fund. This fund invests in other Vanguard mutual funds representing a combination of stocks, bonds and reserves in order to provide current income.

              k) The Life Strategy Conservative Growth Fund consists of assets invested in the Vanguard Life Strategy Conservative Growth portfolio. This fund invests in other Vanguard mutual funds representing a combination of stocks, bonds, and reserves in order to provide current income and a low to moderate growth of capital.

              l) The Vanguard U.S. Growth portfolio seeks to provide long-term capital appreciation by investing in common stocks of companies with above-average growth potential for the purpose of seeking long-term capital growth.

              m) The Life Strategy Moderate Growth Fund consists of assets invested in the Vanguard Life Strategy Moderate Growth Fund. This fund invests in other Vanguard mutual funds representing a combination of stocks, bonds and reserves in order to provide growth of capital and a reasonable level of current income.


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

         The number of Participants in each fund was as follows at December 31:

     Participants                                   1996            1995
     ------------                                  -----           -----
     Company Stock Fund                            2,002           1,954
     Fixed Income Fund                             1,164           1,267
     Growth Fund                                   1,145           1,074
     Balanced Fund                                   628             550
     Equity Index Fund                               644             560
     International Growth Fund                       297             227
     Small Cap Fund                                  200             139
     Short-Term Bond Fund                            117              97
     Life Strategy Growth Fund                        19               -
     Life Strategy Income Fund                         1               -
     Life Strategy Conservative Growth Fund            4               -
     Vanguard U.S. Growth Fund                        52               -
     Life Strategy Moderate Growth Fund                9               -

     The total number of Participants in the Plan was less than the sum of the number of Participants shown above because many were participating in more than one fund.

     The number of units representing Participant interests in each fund and the related net asset value per unit were as follows at December 31:


Participant Interests

                       Company        Fixed                                Equity      Int'l       Small   Short-Term
                        Stock        Income        Growth     Balanced     Index       Growth       Cap       Bond
                        Fund          Fund          Fund        Fund         Fund       Fund        Fund      Fund
                     ---------     ----------     ---------   ---------   ---------   --------   --------   ---------
1996:
  Units              1,402,641     25,380,968     1,370,069     399,429     364,927    148,684     86,661     68,199
  Value per unit        $32.38          $1.00        $16.59      $17.94      $22.23     $16.46     $20.23     $10.75

1995:
  Units              1,263,716     26,513,454     1,221,979     364,794     306,591    128,580     53,800     40,303
  Value per unit        $36.90          $1.00        $14.53      $17.04      $19.95     $15.02     $18.61     $10.90


                                                     Life          Life
                        Life          Life         Strategy      Strategy   Vanguard
                      Strategy      Strategy     Conservative    Moderate      U.S.
                       Growth        Income         Growth        Growth     Growth
                        Fund          Fund           Fund          Fund       Fund
                     ---------     ----------    ------------   ---------   ---------
1996:
  Units                 11,692          9,432        15,248      13,894      40,825
  Value per unit        $13.68         $11.55        $12.14      $12.97      $23.74


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

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results are not expected to differ from those estimates.

     The Plan provides for various investment options in any combination of stocks or mutual funds. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect participants' account balances and the amounts reported in the statement of financial condition and the statement of income and changes in plan equity.

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


The net realized gain (loss) on disposition of investments was computed as follows:

Net realized gain (loss)

                                   Company                               Equity        Int'l       Small    Short-term
                                    Stock        Growth      Balanced     Index        Growth       Cap        Bond
                                    Fund          Fund         Fund       Fund         Fund        Fund        Fund
                                -----------   -----------  ----------  ----------   ----------  ----------  ----------
Year ended December 31, 1996 -
  Amount realized               $35,173,927   $11,516,097  $7,588,654  $6,740,413   $2,201,845  $1,519,491  $4,514,073
  Cost-average                   32,549,101    11,143,674   7,366,755   6,536,048    2,096,687   1,477,144   4,512,852
  Net realized gain (loss)        2,624,826       372,423     221,899     204,365      105,158      42,347       1,221

                                  Vanguard        Life
                                    U.S.        Strategy
                                   Growth        Growth     Combined
                                    Fund          Fund
                                -----------   -----------  -----------
Year ended December 31, 1996 -
  Amount realized               $ 5,022,468   $   170,693  $74,447,661
  Cost-average                    4,993,880       170,791   70,846,932
  Net realized gain (loss)           28,588           (98)   3,600,729



                                   Company                               Equity       Int'l       Small    Short-term
                                    Stock        Growth      Balanced     Index       Growth       Cap        Bond
                                    Fund          Fund         Fund       Fund        Fund        Fund        Fund      Combined
                                -----------   -----------  ----------  ----------  ----------  ----------  ----------  -----------

Year ended December 31, 1995 -
  Amount realized               $24,124,107    $8,054,704  $1,643,052  $2,510,943  $  978,933    $241,891  $3,870,866  $41,424,496
  Cost-average                   16,166,257     7,565,838   1,490,066   2,330,630     959,103     221,874   3,863,367   32,597,135
  Net realized gain               7,957,850       488,866     152,986     180,313      19,830      20,017       7,499    8,827,361

Year ended December 31, 1994 -
  Amount realized               $11,272,424    $3,528,936  $1,484,485  $  905,598  $1,108,288    $173,577  $2,798,485  $21,271,793
  Cost-average                    8,638,032     3,398,369   1,490,681     929,466   1,090,756     179,717   2,804,680   18,531,701
  Net realized gain (loss)        2,634,392       130,567      (6,196)    (23,868)     17,532      (6,140)     (6,195)   2,740,092



The net unrealized appreciation (depreciation) of investments held was computed as follows:

Net unrealized appreciation (depreciation)


                                  Company                               Equity      Int'l      Small    Short-term
                                   Stock       Growth     Balanced       Index      Growth      Cap        Bond
                                   Fund         Fund        Fund         Fund        Fund       Fund        Fund
                                -----------  ----------  ----------  -----------   --------  ---------  -----------
Year ended December 31, 1996 -
  Balance, beginning of year    $16,722,575  $  915,175  $  916,242  $  957,045    $159,498  $105,258   $     7,311
  Net change                     (8,218,862)  2,186,088     130,181     519,101     103,464    50,118        (6,977)
  Balance, end of year            8,503,713   3,101,263   1,046,423   1,476,146     262,962   155,376           334

                                                             Life                      Life
                                    Life        Life       Strategy      Vanguard    Strategy
                                  Strategy    Strategy   Conservative      U.S.      Moderate
                                   Growth      Income       Growth        Growth      Growth
                                    Fund        Fund         Fund          Fund        Fund               Combined
                                -----------  ----------  ------------  -----------   --------           ------------
Year ended December 31, 1996 -
  Balance, beginning of year    $         -  $        -  $       -   $        -    $      -             $19,783,104
  Net change                          4,378      (4,762)     1,466      (47,934)      3,383              (5,280,356)
  Balance, end of year                4,378      (4,762)     1,466      (47,934)      3,383              14,502,748



                                  Company                               Equity      Int'l      Small    Short-term
                                   Stock       Growth     Balanced       Index      Growth      Cap        Bond
                                   Fund         Fund        Fund         Fund        Fund       Fund       Fund      Combined
                                -----------  ----------  ----------  -----------   --------  ---------  ---------- -------------

Year ended December 31, 1995 -
  Balance, beginning of year    $ 8,110,942  $ (721,758) $   18,391  $  (73,088)   $  2,324  $(33,793)   $(4,251)  $ 7,298,767
  Net change                      8,611,633   1,636,933     897,851   1,030,133     157,174   139,051     11,562    12,484,337
  Balance, end of year           16,722,575     915,175     916,242     957,045     159,498   105,258      7,311    19,783,104

Year ended December 31, 1994 -
  Balance, beginning of year    $13,835,181  $  668,997  $  258,969  $  120,038    $ 50,206  $ (9,632)   $    (6)  $14,923,753
  Net change                     (5,724,239) (1,390,755)   (240,578)   (193,126)    (47,882)  (24,161)    (4,245)   (7,624,986)
  Balance, end of year            8,110,942    (721,758)     18,391     (73,088)      2,324   (33,793)    (4,251)    7,298,767


Note 7 -      Engelhard-CLAL Transfer

     In connection with the formation of a joint venture (Engelhard-CLAL) on June 21, 1995, the Plan transferred assets of $4,540,920 to the Engelhard-CLAL-LP Salary Deferral Savings Plan.

Note 8 -      Subsequent Event

     Effective January 1, 1997, the Plan was amended to allow employees of the former Mearl Corporation to participate in the Plan.

                          Salary Deferral Savings Plan
                            of Engelhard Corporation
                            Schedule of Investments
                              at December 31, 1996
                                                                   Approximate
Company Stock Fund                                     Cost        Market Value
------------------                                  -----------    ------------

Common Stock of Engelhard Corporation               $36,510,168    $ 45,013,881
 (2,353,667 shares)

Fixed Income Fund
-----------------
Vanguard Variable Rate Investment Contract Trust     25,199,419      25,199,419

Growth Fund
-----------
Vanguard Windsor Fund                                19,466,977      22,568,240

Balanced Fund
-------------
Vanguard Asset Allocation Fund                        6,065,946       7,112,369

Equity Index Fund
-----------------
Vanguard Quantitative Portfolio                       6,570,064       8,046,210

International Growth Fund
-------------------------
Vanguard International Growth Portfolio               2,161,804       2,424,766

Small Cap Fund
--------------
Vanguard Small Capitalization Stock Fund              1,583,048       1,738,424

Short-term Bond Fund
--------------------
Vanguard Fixed Income Securities Fund                   723,753         724,087

Life Strategy Growth Fund
-------------------------
Vanguard Life Strategy Growth Portfolio                 150,792         155,170

Life Strategy Income Fund
-------------------------
Vanguard Life Strategy Income Portfolio                 113,684         108,922

Life Strategy Conservative Growth Fund
--------------------------------------
Vanguard Life Strategy Conservative Growth Portfolio    183,364         184,830

U.S. Growth Fund
----------------
Vanguard U.S. Growth Fund                             1,009,478         961,544

Life Strategy Moderate Growth Fund
----------------------------------
Vanguard Life Strategy Moderate Growth Portfolio        174,919         178,302

                                                    -----------    ------------
    Total                                           $99,913,416    $114,416,164

                          Salary Deferral Savings Plan
                            of Engelhard Corporation
                            Schedule of Investments
                              at December 31, 1995

                                                                Approximate
Company Stock Fund                           Cost               Market Value
------------------                        -----------           ------------

Common Stock of Engelhard Corporation     $29,299,124            $46,021,699
 (2,115,940 shares)

Cash equivalents                              225,176                225,176

Fixed Income Fund
-----------------

Vanguard Variable Rate                     26,317,093             26,317,093
 Investment Contract Trust

Growth Fund
-----------

Vanguard Windsor Fund                      16,678,535             17,593,710

Balanced Fund
-------------

Vanguard Asset Allocation Fund              5,251,614              6,167,856

Equity Index Fund
-----------------

Vanguard Quantitative Portfolio             5,105,725              6,062,770

International Growth Fund
-------------------------

Vanguard International Growth Portfolio     1,753,923              1,913,421

Small Cap Fund
--------------

Vanguard Small Capitalization Stock Fund      886,241                991,499

Short-term Bond Fund
--------------------

Vanguard Fixed Income Securities Fund         424,632                431,943
                                          -----------            -----------

    Total                                 $85,942,063           $105,725,167

                                 EXHIBIT 99(b):

                       ANNUAL REPORT ON FORM 11-K OF THE
          ENGELHARD CORPORATION SAVINGS PLAN FOR HOURLY PAID EMPLOYEES
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 11-K



 X               ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
---                      SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996



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



          ENGELHARD CORPORATION SAVINGS PLAN FOR HOURLY PAID EMPLOYEES
          ------------------------------------------------------------
                            (Full title of the plan)


                             ENGELHARD CORPORATION
                             ---------------------
               (Exact name of issuer as specified in its charter)

  101 WOOD AVENUE, ISELIN, NEW JERSEY                             08830
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)



           DELAWARE                                          22-1586002
-------------------------------                        ---------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                         Identification Number)

          Engelhard Corporation Savings Plan for Hourly Paid Employees
                               Table of Contents





                                                                   Page
                   Description                                     ----
                   -----------

Report of Independent Accountants                                   121

Statements of Financial Condition                                 122-124
 at December 31, 1996 and 1995

Statements of Income and Changes in                               125-128
 Plan Equity for each of the three years
 in the period ended December 31, 1996

Notes to Financial Statements                                     129-133

Supplemental Schedule
 Schedule of Investments at December 31, 1996 and 1995            134-135

                    Report of Independent Accountants
                    ---------------------------------




To the Pension and Employee Benefit Plans Committee of Engelhard Corporation:

     We have audited the financial statements and the financial statement schedule of the Engelhard Corporation Savings Plan for Hourly Paid Employees listed in the table of contents on Page 120 of this Form 11-K. These financial statements and the financial statement schedule are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Engelhard Corporation Savings Plan for Hourly Paid Employees as of December 31, 1996 and 1995, and the results of its operations for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.







                                                 COOPERS & LYBRAND L.L.P.







New York, New York
March 19, 1997

                                   Engelhard Corporation Savings Plan for Hourly Paid Employees
                                                 Statement of Financial Condition
                                                       at December 31, 1996
                                                           (Page 1 of 2)



                                      Company Stock     Fixed Income      Explorer      Balanced     Equity Index
                                           Fund             Fund            Fund          Fund           Fund
                                      -------------     ------------      --------      ---------     -----------
Assets:
------
Investments, at fair value
 (combined cost of $7,997,088)          $4,222,070       $2,172,085       $21,188        $754,872       $856,059

Interest receivable                              -                -             -               -              -

Contributions receivable:
   Participants                            104,699           52,014         1,979          23,200         26,442
   Engelhard Corporation                    30,282                -             -               -              -

Promissory notes from participants           7,940            6,855           331           1,337          2,083
                                        ----------       ----------       -------        --------       --------

Total assets                            $4,364,991       $2,230,954       $23,498        $779,409       $884,584
                                        ==========       ==========       =======        ========       ========

Plan equity:

Plan equity                             $4,364,991       $2,230,954       $23,498        $779,409       $884,584
                                        ==========       ==========       =======        ========       ========


                                          See Accompanying Notes to Financial Statements

                                   Engelhard Corporation Savings Plan for Hourly Paid Employees
                                                 Statement of Financial Condition
                                                       at December 31, 1996
                                                           (Page 2 of 2)




                                                          Treasury
                                       Int'l Growth     Money Market        Loan
                                           Fund             Fund            Fund         Combined
                                      -------------     ------------      --------     -----------
Assets:
------
Investments, at fair value
 (combined cost of $7,997,088)             $82,923           $5,049      $      -      $8,114,246

Interest receivable                              -                -         5,041           5,041

Contributions receivable:
   Participants                              6,559              774             -         215,667
   Engelhard Corporation                         -                -             -          30,282

Promissory notes from participants              40                -       697,323         715,909
                                           -------           ------      --------      ----------

Total assets                               $89,522           $5,823      $702,364      $9,081,145
                                           =======           ======      ========      ==========

Plan equity:

Plan equity                                $89,522           $5,823      $702,364      $9,081,145
                                           =======           ======      ========      ==========



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
                                   ==========       ==========          ====        ========       ========       ==========




                                          See Accompanying Notes to Financial Statements

                                   Engelhard Corporation Savings Plan for Hourly Paid Employees
                                          Statement of Income and Changes in Plan Equity
                                               for the Year Ended December 31, 1996
                                                           (Page 1 of 2)



                                             Company Stock     Fixed Income       Explorer       Balanced       Equity Index
                                                  Fund             Fund              Fund          Fund             Fund
                                             -------------     ------------      ----------     ----------      ------------
Net investment income:
  Dividends                                    $   62,635       $        -          $ 1,156       $ 66,213       $   73,787
  Interest                                              -          115,213                -              -                -
                                               ----------       ----------          -------       --------         --------
                                                   62,635          115,213            1,156         66,213           73,787
Contributions and other receipts:
  Participants                                  1,284,511          664,325           16,632        269,975          311,739
  Engelhard Corporation                           373,690                -                -              -                -
                                               ----------       ----------          -------       --------         --------
                                                1,658,201          664,325           16,632        269,975          311,739

Net realized gain (loss) on disposition
  of investments                                   43,586                -             (158)        24,565           26,472

Unrealized appreciation (depreciation)
  of investments                                 (596,181)               -             (295)         5,066           38,146

Distributions                                     (99,265)        (108,407)               -        (17,124)         (21,216)

Transfers                                         (81,539)        (387,889)           5,923       (119,346)         (94,835)
                                               ----------       ----------          -------       --------         --------
                                                  987,437          283,242           23,258        229,349          334,093

Plan equity, beginning of year                  3,377,554        1,947,712              240        550,060          550,491
                                               ----------       ----------          -------       --------         --------

Plan equity, end of year                       $4,364,991       $2,230,954          $23,498       $779,409         $884,584
                                               ==========       ==========          =======       ========         ========



                                          See Accompanying Notes to Financial Statements



                                   Engelhard Corporation Savings Plan for Hourly Paid Employees
                                          Statement of Income and Changes in Plan Equity
                                               for the Year Ended December 31, 1996
                                                           (Page 2 of 2)


                                                                 Treasury
                                             Int'l Growth      Money Market          Loan
                                                  Fund             Fund              Fund        Combined
                                             -------------     ------------      ----------     ----------
Net investment income:
  Dividends                                       $ 3,527           $   97         $      -     $  207,415
  Interest                                              -                -           40,677        155,890
                                                  -------           ------         --------     ----------
                                                    3,527               97           40,677        363,305
Contributions and other receipts:
  Participants                                     82,549            5,763                -      2,635,494
  Engelhard Corporation                                 -                -                -        373,690
                                                  -------           ------         --------     ----------
                                                   82,549            5,763                -      3,009,184
Net realized gain (loss) on disposition
  of investments                                      (31)               -                -         94,434

Unrealized appreciation (depreciation)
  of investments                                    1,586                -                -       (551,678)

Distributions                                           -           (6,206)          (7,939)      (260,157)

Transfers                                           1,891            6,169          669,626              -
                                                  -------           ------         --------     ----------
                                                   89,522            5,823          702,364      2,655,088

Plan equity, beginning of year                          -                -                -      6,426,057
                                                  -------           ------         --------     ----------

Plan equity, end of year                          $89,522           $5,823         $702,364     $9,081,145
                                                  =======           ======         ========     ==========



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

Investments
-----------
All contributions to the Plan are held and invested by Vanguard Fiduciary Trust Company (the Trustee). The Trustee maintains seven separate investment funds within the Plan:

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

              f) The International Growth Fund consists of assets invested in shares of the Vanguard International Growth Portfolio or such other mutual fund or funds which invest primarily in common stocks of companies based outside the United States that have above-average growth potential for the purpose of realizing long-term capital growth.

              g) The Treasury Money Market Fund consists of assets invested in direct obligations of the U.S. Government which guarantees payment of principal and interest.

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

The number of Participants in each fund was as follows at December 31:

Participants                                1996                 1995
                                            ----                 ----
Company Stock Fund                           853                  705
Fixed Income Fund                            443                  396
Explorer Fund                                 19                    1
Balanced Fund                                295                  192
Equity Index Fund                            306                  199
International Growth Fund                     86                    -
Treasury Money Market Fund                     6                    -

     The total number of Participants in the Plan was less than the sum of the number of Participants shown above because many were participating in more than one fund.

     The number of units representing Participant interests in each fund and the related net asset value per unit were as follows at December 31:

Participant interests

                                                                                                           Treasury
                     Company Stock  Fixed Income   Explorer    Balanced    Equity Index   Int'l Growth   Money Market
                          Fund          Fund         Fund        Fund          Fund            Fund          Fund
                     -------------  ------------   --------    --------    ------------   ------------   ------------
1996:
  Units                 134,805      2,230,954         437      43,445        39,792           5,439         5,823
  Value per unit         $32.38          $1.00      $53.82      $17.94        $22.23          $16.46         $1.00

1995:
  Units                  91,532      1,947,712           -      32,262        27,593               -             -
  Value per unit         $36.90          $1.00           -      $17.05        $19.95               -             -


Vesting
-------
Participants at all times have a fully vested and non-forfeitable interest in their contributions and in the matching contributions allocated to their account.

Termination
-----------
Although it expects and intends to continue the Plan indefinitely, the Company has reserved the right of the Board to terminate or amend the Plan.

Loan Provision
--------------
Effective January 1, 1996 the Plan was amended and restated to allow participants who have participated in the plan for at least one year to borrow funds from their accounts, subject to certain terms and conditions, at a reasonable rate of interest as determined by the Company in accordance with applicable laws and regulations.

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

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported. Actual results are not expected to differ from those estimates.

     The Plan provides for various investment options in any combination of stocks or mutual funds. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect participants' account balances and the amounts reported in the statement of financial condition and the statement of income and changes in plan equity.

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

     The net realized gain (loss) on disposition of investments was computed as follows:

                                                                                                         Treasury
                                   Common       Fixed                              Equity      Int'l      Money
                                    Stock       Income     Explorer     Balanced    Index     Growth      Market
Net realized gain (loss)             Fund        Fund        Fund         Fund       Fund      Fund        Fund       Combined
                                  ----------   --------    --------    ---------  --------   --------    --------     --------
Year ended December 31, 1996 -
  Amount realized                 $2,356,448     $-         $26,540    $506,269   $587,969    $85,869    $      -    $3,563,095
  Cost-average                     2,312,862      -          26,698     481,704    561,497     85,900           -     3,468,661
  Net realized gain (loss)            43,586      -            (158)     24,565     26,472        (31)          -        94,434

Year ended December 31, 1995 -
  Amount realized                   $695,731     $-        $      -    $153,120   $176,717    $     -    $      -    $1,025,568
  Cost-average                       424,567      -               -     133,710    156,162          -           -       714,439
  Net realized gain                  271,164      -               -      19,410     20,555          -           -       311,129

Year ended December 31, 1994 -
  Amount realized                   $181,313     $-        $      -    $ 17,714   $ 28,297    $     -    $      -    $  227,324
  Cost-average                       145,839      -               -      18,163     29,061          -           -       193,063
  Net realized gain (loss)            35,474      -               -       (449)      (764)          -           -        34,261


     The net unrealized appreciation (depreciation) of investments held was computed as follows:


                                        Company                                  Equity       Int'l
Net unrealized appreciation              Stock       Explorer     Balanced        Index      Growth
(depreciation)                           Fund          Fund         Fund          Fund        Fund        Combined
                                       ---------     --------     ---------     --------     -------     ----------

Year ended December 31, 1996 -
  Balance, beginning of year           $ 526,010        $   -      $68,008      $ 74,818     $    -      $ 668,836
  Net change                            (596,181)        (295)       5,066        38,146      1,586       (551,678)
  Balance, end of year                   (70,171)        (295)      73,074       112,964      1,586        117,158

Year ended December 31, 1995 -
  Balance, beginning of year           $ (15,981)       $   -      $(8,473)     $(16,738)    $    -      $ (41,192)
  Net change                             541,991            -       76,481        91,556          -        710,028
  Balance, end of year                   526,010            -       68,008        74,818          -        668,836

Year ended December 31, 1994 -
  Balance, beginning of year           $ 211,304        $   -      $ 9,313      $ (1,825)    $    -      $ 218,792
  Net change                            (227,285)           -      (17,786       (14,913)         -       (259,984)
  Balance, end of year                   (15,981)           -       (8,473)      (16,738)         -        (41,192)


Note 7 -      Engelhard-CLAL Transfer

     In connection with the formation of a joint venture (Engelhard-CLAL) on June 21, 1995, the Plan transferred assets of $892,347 to the Engelhard-CLAL-LP Plan for Hourly Paid Employees.

          Engelhard Corporation Savings Plan for Hourly Paid Employees
                            Schedule of Investments
                              at December 31, 1996



                                                           Approximate
                                        Cost               Market Value
                                      ----------           ------------

Company Stock Fund
------------------
Common Stock of                       $4,292,241            $4,222,070
 Engelhard Corporation
  (220,657 shares)


Fixed Income Fund
-----------------
Vanguard Variable Rate                 2,172,085             2,172,085
 Investment Contract Trust


Explorer Fund
-------------
Vanguard Explorer Fund                    21,483                21,188


Balanced Fund
-------------
Vanguard Asset Allocation                681,798               754,872
 Fund


Equity Index Fund
-----------------
Vanguard Quantitative                    743,095               856,059
 Portfolio

International Growth Fund
-------------------------
Vanguard International Growth Fund        81,337                82,923

Treasury Money Market Fund
--------------------------
Treasury Money Market Fund                 5,049                 5,049
                                      ----------            ----------

    Total                             $7,997,088            $8,114,246
                                      ==========            ==========

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