Form 10-Q
period 1997-03-31
ENGELHARD CORP
filed 1997-05-14
CIK 352947

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549
                  ------------------------------------------------

                                    FORM 10-Q
           (Mark One)

            X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---        OF THE SECURITIES EXCHANGE ACT OF 1934
                  ------------------------------------------------

                   For the quarterly period ended March 31, 1997

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

                            Yes   X       No
                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                        Outstanding at April 30, 1997
---------------------                        -----------------------------
    $1 par value                                      144,216,246

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                              ENGELHARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (Thousands except per share data)
                                   (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                          1997         1996
                                                        --------    ---------

Net sales ...........................................   $884,212    $774,740
Cost of sales .......................................    742,476     664,895
                                                        --------    --------

     Gross profit ...................................    141,736     109,845

Selling, administrative and other expenses ..........     76,975      53,860
                                                        --------    --------


     Earnings from operations .......................     64,761      55,985

Equity in earnings (losses) of affiliates ...........      1,352        (927)
Gain on sale of investment ..........................        305           -
Net interest expense ................................     12,667       9,527
                                                        --------    --------

     Earnings before income taxes ...................     53,751      45,531


Income tax expense ..................................     16,125      12,976
                                                        --------    --------


     Net earnings ...................................   $ 37,626    $ 32,555
                                                        ========    ========

Net earnings per share ..............................   $   0.26    $   0.23
                                                        ========    ========

Cash dividends paid per share .......................   $   0.09    $   0.09
                                                        ========    ========

Average number of shares outstanding ................    144,023     143,725
                                                        ========    ========



  See the Accompanying Note to the Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)




                                                      March 31,   December 31,
                                                           1997           1996
                                                     ----------   ------------

Cash .............................................   $   38,863     $   39,683
Receivables ......................................      367,742        385,904
Committed metal positions ........................      302,170        357,087
Inventories ......................................      351,705        337,098
Other current assets .............................       60,015         68,557
                                                     ----------     ----------
       Total current assets ......................    1,120,495      1,188,329

Investments ......................................      217,065        221,364
Property, plant and equipment, net ...............      745,556        744,655
Other noncurrent assets ..........................      342,351        336,156
                                                     ----------     ----------
       Total assets ..............................   $2,425,467     $2,490,504
                                                     ==========     ==========


Short-term borrowings ............................   $  324,082     $  304,895
Accounts payable .................................      225,195        166,202
Hedged metal obligations .........................      296,039        414,097
Other current liabilities ........................      158,732        187,803
                                                     ----------     ----------
       Total current liabilities .................    1,004,048      1,072,997

Long-term debt ...................................      375,164        375,075
Other noncurrent liabilities .....................      208,785        209,276
Shareholders' equity .............................      837,470        833,156
                                                     ----------     ----------
       Total liabilities and
         shareholders' equity ....................   $2,425,467     $2,490,504
                                                     ==========     ==========





  See the Accompanying Note to the Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                            1997       1996
                                                         ---------   --------

Cash flows from operating activities
     Net earnings ....................................   $ 37,626    $ 32,555
     Adjustments to reconcile net earnings to net cash
     provided by operating activities
          Depreciation, depletion and amortization ...     21,040      17,404
          Equity results, net of dividends ...........     (1,352)        927
          Net change in assets and liabilities
               Metal related .........................    116,200     117,800
               All other .............................    (34,206)    (73,530)
                                                         --------    --------
          Net cash provided by operating activities ..    139,308      95,156
                                                         --------    --------

Cash flows from investing activities
     Capital expenditures, net .......................    (20,461)    (26,615)
     Acquisitions and investments, net ...............    (10,998)     (3,652)
     Other ...........................................       (562)        323
                                                         --------    --------
          Net cash used in investing activities ......    (32,021)    (29,944)
                                                         --------    --------


Cash flows from financing activities
     Increase in short-term borrowings ...............     19,185      19,981
     Decrease in hedged metal obligations ............   (118,058)    (71,808)
     Proceeds from issuance of long-term debt ........        118           -
     Repayment of long-term debt .....................        (18)        (81)
     Purchase of treasury stock ......................          -      (6,703)
     Stock bonus and option plan transactions ........      4,265       5,008
     Dividends paid ..................................    (12,976)    (12,932)
                                                         --------    --------
          Net cash used in financing activities ......   (107,484)    (66,535)

Effect of exchange rate changes on cash ..............       (623)       (336)
                                                         --------    --------
          Net change in cash .........................       (820)     (1,659)
          Cash at beginning of year ..................     39,683      40,023
                                                         --------    --------

          Cash at end of period ......................   $ 38,863    $ 38,364
                                                         ========    ========



  See the Accompanying Note to the Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                          BUSINESS SEGMENT INFORMATION
                                   (Thousands)
                                   (Unaudited)




                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1997         1996
                                                    --------     --------
Net Sales
     Catalysts and Chemicals .....................  $221,829     $210,986
     Pigments and Additives ......................   141,068       97,244
     Engineered Materials and
       Industrial Commodities Management .........   521,315      466,510
                                                    --------     --------

                                                    $884,212     $774,740
                                                    ========     ========

Operating Earnings
     Catalysts and Chemicals .....................  $ 35,092     $ 32,201
     Pigments and Additives ......................    23,443       17,524
     Engineered Materials and
       Industrial Commodities Management .........    13,733       11,969
                                                    --------     --------

                                                      72,268       61,694

Equity in earnings (losses) of affiliates ........     1,352         (927)
Interest and other expenses, net .................   (19,869)     (15,236)
                                                    --------     --------


          Earnings before income taxes ...........  $ 53,751     $ 45,531
                                                    ========     ========






  See the Accompanying Note to the Condensed Consolidated Financial Statements

Note to the Condensed Consolidated Financial Statements
-------------------------------------------------------

     The unaudited condensed consolidated financial statements of Engelhard Corporation and subsidiaries (the "Company") contain all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Shareholders. Certain prior year amounts have been reclassified to conform with the current year presentation.

          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
-------   ---------------------------------------------

                              Results of Operations
                              ---------------------

Comparison of the First Quarter of 1997
With the First Quarter of 1996
---------------------------------------

     Earnings before income taxes for the first quarter of 1997 were $53.8 million compared with $45.5 million in the first quarter of 1996. The 1997 results included the positive impact of about 11% from Mearl, a May 31, 1996 acquisition. Results from Mearl are now included (excluding the interest cost related to Mearl) in the results of the Pigments and Additives segment.

     Operating earnings for the first quarter of 1997 increased 17% as all segments reported higher results.

     The Company's share of earnings from affiliates was $1.4 million for the first quarter of 1997 compared with losses of $0.9 million in 1996. The increase largely reflected the improved performance of Engelhard-CLAL, a precious metal fabrication joint venture.

     Higher net interest expense was primarily due to the acquisition of Mearl.

     Net earnings for the first quarter of 1997 were $37.6 million compared with $32.6 million in 1996. The effective tax rate in 1997 was 30.0%, compared with 28.5% in 1996. The higher effective rate was primarily due to a shift in the geographic mix of earnings and a changing product slate.

     Net sales for the first quarter of 1997 increased 14% to $884.2 million from $774.7 million for the same quarter in 1996 with higher sales in all segments. Mearl is estimated to account for slightly over one third of the increase in net sales, see "Pigments and Additives". Slightly over one third of the increase in selling, administrative and other expenses is attributable to Mearl.

Catalysts and Chemicals
-----------------------

     Operating earnings increased 9% to $35.1 million in the first quarter of 1997 from $32.2 million in the same period of 1996 benefitting from increased volumes and raw material yields resulting from operating efficiencies. Net sales increased 5% to $221.8 million in 1997 from $211.0 in 1996.

     The Environmental Technologies Group had higher volumes in the United States and Europe, a favorable product mix, manufacturing efficiencies and cost savings from a purchasing initiative implemented late last year. Slightly offsetting this were higher raw material costs stemming from a new, less-favorable precious-metal supply contract. In the Petroleum Catalysts Group, lower earnings were due to refiners in the United States taking extended down time for scheduled maintenance turnarounds resulting in continuing weak demand for fluid catalytic cracking catalysts. The Chemical Catalysts Group's earnings were flat as the benefits from a new catalyst for a recently commercialized ammonia process that lowers capital and operating costs for manufacturers were offset by a change in product mix.

Pigments and Additives
----------------------

     Operating earnings increased 34% to $23.4 million in the first quarter of 1997 from $17.5 million in the same period of 1996 while net sales increased 45% to $141.1 million in 1997 from $97.2 million in 1996. Excluding the estimated positive impact of Mearl, operating earnings would have declined despite a small increase in sales.

     The Paper Pigments and Chemicals Group had lower earnings due to softer pricing and higher manufacturing costs related to the weather and extended, unscheduled down time at the Middle Georgia operations. Lower earnings by the Performance Additives Group (excluding Mearl) were due to a lower volume of color products related to delayed seasonal work.

Engineered Materials and Industrial Commodities Management
----------------------------------------------------------

     Operating earnings increased 15% to $13.7 million in the first quarter of 1997 from $12.0 million in the same period of 1996 and net sales increased 12% to $521.3 million in 1997 from $466.5 million in 1996.

     The Engineered Materials Group had lower earnings due to a decrease in the demand for metal-joining products sold to softening refrigeration and air-conditioning markets and higher raw material costs stemming from a new, less favorable precious-metal supply contract. The lower earnings were more than offset by the Industrial Commodities Management Group which generated higher earnings by capitalizing on unusual market volatility and volumes.

                        Financial Condition and Liquidity
                        ---------------------------------

     During the first quarter of 1997, the Company replaced two groups of bilateral credit agreements with one $600 million, five-year facility with a group of major domestic and foreign banks. At March 31, 1997 the Company's current ratio was 1.1 and the total debt to total capital ratio was 46%, both about the same as at December 31, 1996. A reduction in committed metal positions combined with an increase in metal-related accounts payable resulted in a decrease in hedged metal obligations. Management believes that the Company will continue to have adequate access to credit and capital markets to meet its needs for the foreseeable future.

                                  Other Matters
                                  -------------

     Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
(EPS) was issued in February 1997 and becomes effective on December 31, 1997. Had the new guidelines been in effect on March 31, 1997, the Company would have experienced no material impact from adoption.

     In March 1997, the Company received a favorable ruling from the United States District Court for the Middle District of Georgia on the Floridin acquisition. The Government appealed the ruling to the United States Court of Appeals for the Eleventh Circuit. On April 23, 1997 the Court of Appeals denied the Government's application for an injunction pending its appeal. The Company is working diligently to close this transaction.


                           Part II - Other Information
                           ---------------------------


Item 4.   Results of Matters to a Vote of Security Holders
-------   ------------------------------------------------

          (a) The Company's Annual Meeting of the Shareholders was held on May 1, 1997.

          (b)  Results of votes of security holders.


1.   Election of Directors             For               Withheld
     ---------------------             ---               --------

     Marion H. Antonini            132,120,447           2,354,346
     Anthony W. Lea                131,128,847           3,345,946
     Barry W. Perry                132,108,885           2,365,908
     Douglas G. Watson             132,128,192           2,346,601


2.   Appointment of Coopers & Lybrand L.L.P. as Independent Public Accountants.

         For            Against         Abstain         Broker Non-Vote
         ---            -------         -------         ---------------
     133,733,858        395,967         344,968               -

Item 6.  Exhibits and Reports on Form 8-K                                Pages
-------  --------------------------------                                -----

(a) (4)   Instruments Defining the Rights of Holders of Debt
          Securities.

          Credit Agreement Dated as of April 10, 1997.                   11-73

   (10)   Material Contracts.

          (a)  Form of Separation Agreement with L. Donald LaTorre,      74-77
               formerly a Director, President and Chief Operating
               Officer of the Company, dated April 1, 1997.

          (b)  Amendment to the Deferred Compensation Plan for Key       78-79
               Employees of Engelhard Corporation adopted April 3,
               1997.

   (12)   Computation of the Ratio of Earnings to Fixed Charges.         80-81

(b) There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             ENGELHARD CORPORATION
                                         -----------------------------
                                                  (Registrant)





Date       May 14, 1997                   /s/ Orin R. Smith
        ---------------------            -----------------------------
                                              Orin R. Smith
                                              Chairman and Chief
                                              Executive Officer







Date       May 14, 1997                   /s/ Thomas P. Fitzpatrick
        ---------------------            -----------------------------
                                              Thomas P. Fitzpatrick
                                              Vice President and
                                              Chief Financial Officer






Date       May 14, 1997                   /s/ Martin J. Connor, Jr.
       ----------------------            -----------------------------
                                              Martin J. Connor, Jr.
                                              Controller

                                   EXHIBIT 4


                      CREDIT AGREEMENT DATED APRIL 10, 1997
                      -------------------------------------

                                                                [Execution Copy]









          ************************************************************




                              ENGELHARD CORPORATION

                          -----------------------------



                                CREDIT AGREEMENT


                           Dated as of April 10, 1997


                         ------------------------------




                            THE CHASE MANHATTAN BANK,
                             as Administrative Agent





          ************************************************************

     CREDIT AGREEMENT dated as of April 10, 1997, between ENGELHARD CORPORATION, a corporation duly organized and validly existing under the laws of the State of Delaware (the "Company"); each of the lenders that is a signatory hereto identified under the caption "BANKS" on the signature pages hereto and each lender that becomes a "Bank" after the date hereof pursuant to Section 11.06(b) hereof (individually, a "Bank" and, collectively, the "Banks"); and THE CHASE MANHATTAN BANK, as Swingline Bank hereunder (in such capacity, together with its successors and permitted assigns in such capacity, the "Swingline Bank") and as agent for the Banks (in such capacity, together with its successors in such capacity, the "Administrative Agent").

     The Company has requested that (i) the Banks make loans to it in an aggregate principal amount not exceeding $600,000,000 (as the same may be reduced pursuant to Section 2.05(b) hereof or increased pursuant to Section 2.11 hereof) at any one time outstanding by way of Syndicated Loans (which may be Eurodollar Loans or Base Rate Loans) and/or pursuant to a competitive bid option providing for Competitive Bid Loans (which may be LIBOR Bid Loans or Absolute Rate Loans) and (ii) the Swingline Bank make Swingline Loans, as such terms are defined below, and the Banks and the Swingline Bank are prepared to make such loans upon and subject to the terms and conditions hereof. Accordingly, the parties hereto agree as follows:

     Section 1. Definitions and Accounting Matters.

     1.01 Certain Defined Terms. As used herein, the following terms shall have the following meanings (all terms defined in this Section 1.01 or in other provisions of this Agreement in the singular to have the same meanings when used in the plural and vice versa):

     "Absolute Rate" shall have the meaning assigned to such term in Section 2.03(c)(ii)(D) hereof.

     "Absolute Rate Auction" shall mean a solicitation of Competitive Bid Quotes setting forth Absolute Rates pursuant to Section 2.03 hereof.

     "Absolute Rate Loans" shall mean Competitive Bid Loans, the interest rates on which are determined on the basis of Absolute Rates pursuant to an Absolute Rate Auction.

     "Administrative Questionnaire" shall mean an Administrative Questionnaire in a form supplied by the Administrative Agent.

     "Applicable Facility Fee Rate" and "Applicable Margin" shall mean, during any period when any of the Rating Groups specified below is in effect, the percentage set forth below opposite the reference to such fee or to the relevant Type of Syndicated Loan:

===============================================================================
                      Rating         Rating     Rating     Rating     Rating
                      Group          Group      Group      Group      Group
 Fee or Loan            I             II         III        IV          V
--------------------------------------------------------------------------------

Applicable
  Facility Fee       0.0600%        0.0700%      0.1000%    0.1250%     0.1875%
  Rate
--------------------------------------------------------------------------------

Applicable
  Margin for         0.1275%        0.1550%      0.2000%    0.2500%     0.3125%

  Eurodollar
  Loans
===============================================================================

Any change in the Applicable Facility Fee Rate or in the Applicable Margin by reason of a change in the Moody's Rating or the Standard & Poor's Rating (or a Substitute Rating) shall become effective on the date of announcement or publication by the respective Rating Agency of a change in such Rating or, in the absence of such announcement or publication, on the effective date of such changed rating.

     "Assignment and Acceptance" shall mean an agreement in the form of Exhibit F hereto.

     "Base Rate" shall mean, for any day, a rate per annum equal to the higher of (a) the Federal Funds Rate for such day plus 1/2 of 1% and (b) the Prime Rate for such day. Each change in any interest rate provided for herein based upon the Base Rate resulting from a change in the Base Rate shall take effect at the time of such change in the Base Rate.

     "Base Rate Loans" shall mean Syndicated Loans that bear interest at rates based upon the Base Rate.

     "Business Day" shall mean any day (a) on which commercial banks are not authorized or required to close in New York City and (b) if such day relates to the giving of notices or quotes in connection with a LIBOR Auction or to a borrowing of, a payment or prepayment of principal of or interest on, or a Conversion of or into, or an Interest Period for, a Eurodollar Loan or a LIBOR Bid Loan or a notice by the Company with respect to any such borrowing, payment, prepayment, Conversion or Interest Period, that is also a day on which dealings in Dollar deposits are carried out in the London interbank market.

     "Chase" shall mean The Chase Manhattan Bank, and its successors.

     "Class" shall have the meaning assigned to such term in Section 1.03 hereof.

     "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

     "Commitment" shall mean, as to each Bank, the obligation of such Bank to make Syndicated Loans pursuant to Section 2.01 hereof in an aggregate principal amount at any one time outstanding up to but not exceeding the amount set opposite the name of such Bank on Schedule I hereof under the caption "Commitment" or, in the case of a Person that becomes a Bank pursuant to an assignment permitted under Section 11.06(b) hereof, as specified in the respective instrument of assignment pursuant to which such assignment is effected or, in the case of a Person that becomes a Bank pursuant to Section
2.11 hereof, as specified in the respective instrument pursuant to which such Person agrees to become a Bank hereunder (in each case, as the same may be reduced at any time or from time to time pursuant to Section 2.05 or 11.06 hereof or increased pursuant to Section 2.11 or 5.06 hereof).

     "Commitment Termination Date" shall mean the date five (5) years after the date hereof, as such date may be extended pursuant to Section 2.12 hereof; provided that if such date is not a Business Day, the Commitment Termination Date shall be the immediately preceding Business Day.

     "Competitive Bid Borrowing" shall have the meaning assigned to such term in
Section 2.03(b) hereof.

     "Competitive Bid Loans" shall mean the loans provided for by Section 2.03 hereof.

     "Competitive Bid Note" shall mean the promissory note requested by a Bank pursuant to Section 2.09(d) hereof for its Competitive Bid Loans and all promissory notes delivered in substitution or exchange therefor, in each case as the same shall be modified and supplemented and in effect from time to time.

     "Competitive Bid Quote" shall mean an offer in accordance with Section 2.03(c) hereof by a Bank to make a Competitive Bid Loan with one single specified interest rate.

     "Competitive Bid Quote Request" shall have the meaning assigned to such term in Section 2.03(b) hereof.

     "Confidentiality Agreement" shall mean an agreement substantially in the form of Exhibit E hereto.

     "Consolidated Tangible Net Worth" shall mean the excess of (i) the consolidated net book value of the assets of the Company and its Subsidiaries (other than patents, patent rights, trademarks, trade names, franchises, copyrights, licenses, permits, goodwill and other intangible assets classified as such in accordance with GAAP) after all appropriate deductions in accordance with GAAP (including, without limitation, reserves for doubtful receivables, obsolescence, depreciation and amortization) plus the amount, if any, by which the market value of precious metals inventories and investments exceeds the carrying value of those metals on the consolidated books of account of the Company, in each case, computed and consolidated in accordance with GAAP over
(ii) Total Debt.

     "Continuation" and "Continued" shall refer to the continuation pursuant to
Section 2.10 hereof of a Eurodollar Loan from one Interest Period to the next Interest Period.

     "Conversion" and "Converted" shall refer to a conversion pursuant to
Section 2.10 hereof of one Type of Syndicated Loan into another Type of Syndicated Loan, which may be accompanied by the transfer by a Bank (at its sole discretion) of a Loan from one lending office to another.

     "Default" shall mean an Event of Default or an event that with notice or lapse of time or both would become an Event of Default.

     "Domestic Subsidiary" shall mean any Subsidiary of the Company that is organized under the laws of any State of the United States of America.

     "Dollars" and "$" shall mean lawful money of the United States of America.

     "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time.

     "ERISA Affiliate" shall mean any corporation or trade or business that is a member of any group of organizations (i) described in Section 414(b) or (c) of the Code of which the Company is a member and (ii) solely for purposes of potential liability under Section 302(c)(11) of ERISA and Section 412(c)(11) of the Code and the lien created under Section 302(f) of ERISA and Section 412(n) of the Code, described in Section 414(m) or (o) of the Code of which the Company is a member.

     "Eurodollar Loans" shall mean Syndicated Loans that bear interest at rates based on rates referred to in the definition of "Eurodollar Rate" in this
Section 1.01.

     "Eurodollar Rate" shall mean, for any Fixed Rate Loan for any Interest Period therefor:

          (a) a rate per annum determined by the Administrative Agent to be equal to the rate per annum (rounded upwards, if necessary, to the nearest 1/16 of 1%) reported at 11:00 a.m., London time on the date two Business Days prior to the first day of such Interest Period on Telerate Access

     Service Page 3750 (British Bankers Association Settlement Rate) (or on any successor or substitute page of such Service) as the London Interbank Offered Rate for Dollar deposits having a term comparable to such Interest Period; or

          (b) if such rate shall cease to be publicly available on the Telerate Access Service Page 3750 (or on any successor or substitute page of such Service) or if the information contained on said Page, in the sole judgment of the Administrative Agent, shall cease to accurately reflect such London Interbank Offered Rate, the Eurodollar Rate shall mean the arithmetic mean (rounded upwards, if necessary, to the nearest 1/16 of 1%), as determined by the Administrative Agent, of the rates per annum quoted by the respective Reference Banks at approximately 11:00 a.m.
     London time (or as soon thereafter as practicable) on the date two Business Days prior to the first day of such Interest Period for the offering by the respective Reference Banks to leading banks in the London interbank market of Dollar deposits having a term comparable to such Interest Period and in an amount comparable to the principal amount of such Fixed Rate Loan to be made by the respective Reference Banks for such Interest Period; provided that (i) if any Reference Bank is not participating in any Fixed Rate Loans during any Interest Period therefor, the Eurodollar Rate for such Loans for such Interest Period shall be determined by reference to the amount of such Loans that such Reference Bank would have made or had outstanding had it been participating in such Loan during such Interest Period, (ii) in determining the Eurodollar Rate with respect to any Competitive Bid Loans, each Reference Bank shall be deemed to have made a Competitive Bid Loan in an amount equal to $10,000,000 and (iii) if any Reference Bank does not timely furnish such information for determination of any Eurodollar Rate, the Administrative Agent shall determine such Eurodollar Rate on the basis of the information timely furnished by the remaining Reference Banks.

     "Event of Default" shall have the meaning assigned to such term in Section 9 hereof.

     "Federal Funds Rate" shall mean, for any day, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (a) if the day for which such rate is to be determined is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day and (b) if such rate is not so published for any Business Day, the Federal Funds Rate for such Business Day shall be the average rate charged to Chase on such Business Day on such transactions as determined by the Administrative Agent.

     "Financial Officer" shall mean the Chief Financial Officer, the Treasurer or the Controller of the Company.

     "Fixed Rate Loans" shall mean Eurodollar Loans and Competitive Bid Loans (other than Absolute Rate Loans).

     "GAAP" shall mean generally accepted accounting principles applied on a basis consistent with those that, in accordance with the last sentence of
Section 1.02(a) hereof, are to be used in making the calculations for purposes of determining compliance with this Agreement.

     "Interest Period" shall mean:

          (a) with respect to any Eurodollar Loan, each period commencing on the date such Eurodollar Loan is made or Converted from a Loan of another Type or (in the event of a Continuation) the last day of the next preceding Interest Period for such Loan and ending on the numerically corresponding day in the first, second, third, sixth or, if agreed by all of the Banks, ninth or twelfth calendar month thereafter, or, any other period to which all the Banks have consented, as the Company may select as provided in
     Section 4.05 hereof, provided that each Interest Period that commences on the last Business Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month;

          (b) With respect to any Absolute Rate Loan, the period commencing on the date such Absolute Rate Loan is made and ending on any Business Day not less than seven days and not more than one year thereafter, as the Company may select as provided in
     Section 2.03(b) hereof; and

          (c) With respect to any LIBOR Bid Loan, the period commencing on the date such LIBOR Bid Loan is made and ending on the numerically corresponding day such number of months not exceeding twelve thereafter, as the Company may select as provided in Section 2.03(b) hereof, provided that each Interest Period that commences on the last Business Day of a calendar month (or any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month.

     Notwithstanding the foregoing, (i) if any Interest Period for any Loan would otherwise end after the Commitment Termination Date, such Interest Period shall not be available hereunder for such period; (ii) each Interest Period that would otherwise end on a day that is not a Business Day shall end on the next succeeding Business Day (or, in the case of an Interest Period for a Fixed Rate Loan, if such next succeeding Business Day falls in the next succeeding calendar month, on the next preceding Business Day); and (iii) no Interest Period for any Loan (other than an Absolute Rate Loan) shall have a duration of less than one month and, if the Interest Period for any Fixed Rate Loan would otherwise be a shorter period, such Loan shall not be available hereunder for such period.

     "LIBO Margin" shall have the meaning assigned to such term in Section 2.03(c)(ii)(C) hereof.

     "LIBOR Auction" shall mean a solicitation of Competitive Bid Quotes setting forth LIBO Margins based on the Eurodollar Rate pursuant to Section 2.03 hereof.

     "LIBOR Bid Loans" shall mean Competitive Bid Loans the interest rates on which are determined on the basis of Eurodollar Rates pursuant to a LIBOR Auction.

     "Lien" shall mean, with respect to any Property, any mortgage, lien, pledge, charge, security interest or encumbrance of any kind in respect of such Property. For purposes of this Agreement, a Person shall be deemed to own subject to a Lien any Property that it has acquired or holds subject to the interest of a vendor or lessor under any conditional sale agreement, capital lease or other title retention agreement (other than an operating lease) relating to such Property.

     "Loans" shall mean Syndicated Loans, Competitive Bid Loans and Swingline Loans.

     "Majority Banks" shall mean Banks having more than 50% of the aggregate amount of the Commitments or, if the Commitments shall have terminated, Banks holding more than 50% of the aggregate unpaid principal amount of the Loans.

     "Moody's" shall mean Moody's Investors Service, Inc. or any successor thereto.

     "Moody's Rating" shall mean, as of any date, the rating most recently published by Moody's relating to the unsecured, long-term, senior debt securities of the Company then outstanding.

     "Multiemployer Plan" shall mean a multiemployer plan defined as such in
Section 3(37) of ERISA to which contributions have been made by the Company or any ERISA Affiliate and that is covered by Title IV of ERISA.

     "Notes" shall mean any promissory note issued by the Company pursuant to
Section 2.09(d) hereof and which Notes may be Syndicated Notes, Competitive Bid Notes or a Swingline Note.

     "Participant" shall have the meaning assigned to such term in Section 11.06(c) hereof.

     "PBGC" shall mean the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

     "Person" shall mean any individual, corporation, company, voluntary association, partnership, limited liability company, joint venture, trust, unincorporated organization or government (or any agency, instrumentality or political subdivision thereof).

     "Plan" shall mean an employee benefit or other plan established or maintained by the Company or any ERISA Affiliate and that is covered by Title IV of ERISA, other than a Multiemployer Plan.

     "Post-Default Rate" shall mean a rate per annum equal to 1% plus the Base Rate as in effect from time to time, provided that, with respect to principal of a Fixed Rate Loan that shall become due (whether at stated maturity, by acceleration, by optional or mandatory prepayment or otherwise) on a day other than the last day of the Interest Period therefor, the "Post-Default Rate" shall be a rate per annum equal to, for the period from and including such due date to but excluding the last day of such Interest Period, 1% plus the interest rate for such Loan as provided in Section 3.02 hereof and, thereafter, the rate provided for above in this definition.

     "Prime Rate" shall mean the rate of interest from time to time announced by Chase at its principal office as its prime commercial lending rate.

     "Principal Subsidiary" shall mean any Subsidiary of the Company having either net earnings during its most recent fiscal year or total assets as of the end of such fiscal year equal to or greater than 5% of the consolidated net earnings or consolidated total assets, respectively, of the Company and its Subsidiaries during, or as of the end of, the most recent fiscal year of the Company.

     "Property" shall mean any right or interest in or to property of any kind whatsoever, whether real, personal or mixed and whether tangible or intangible.

     "Quarterly Dates" shall mean the last Business Day of March, June, September and December in each year, the first of which shall be the first such day after the date hereof.

     "Quotation Rate" shall have the meaning assigned to such term in Section 2.03(b) hereof.

     "Rating" shall mean the Moody's Rating or the Standard & Poor's Rating; provided that, the Company may substitute a Substitute Rating for either (but not both) the Moody's Rating or the Standard & Poor's Rating (i.e. either the Moody's Rating or the Standard & Poor's Rating must at all times be a Rating).

     "Rating Agency" shall mean Moody's, Standard & Poor's, Duff & Phelps or Fitch Investor Services, as the case may be.

     "Rating Group" shall mean any of Rating Group I, Rating Group II, Rating Group III, Rating Group IV and Rating Group V.

     "Rating Group I" shall be in effect when the Moody's Rating is at or above Aa3 (or a Substitute Rating is at or above the corresponding level) or the Standard & Poor's Rating is at or above AA- (or a Substitute Rating is at or above the corresponding level); "Rating Group II" shall be in effect when (a) the Moody's Rating is at or above A3 (or a Substitute Rating is at or above the corresponding level) or the Standard & Poor's Rating is at or above A- (or a Substitute Rating is at or above the corresponding level) and (b) Rating Group I is not in effect; "Rating Group III" shall be in effect when (a) the Moody's Rating is at or above Baa1 (or a Substitute Rating is at or above the corresponding level) and the Standard and Poor's Rating is at or above BBB+ (or a Substitute Rating is at or above the corresponding level) and (b) neither Rating Group I nor Rating Group II is in effect; "Rating Group IV" shall be in effect when (a) the Moody's Rating is at or above Baa2 (or a Substitute Rating is at or above the corresponding level) and the Standard and Poor's Rating is at or above BBB (or a Substitute Rating is at or above the corresponding level) and
(b) none of Rating Group I, Rating Group II or Rating Group III is in effect; and "Rating Group V" shall be in effect when none of Rating Group I, Rating Group II, Rating Group III or Rating Group IV is in effect; provided that, (A) if the Moody's Rating (or a Substitute Rating) and the Standard & Poor's Rating (or a Substitute Rating) fall into different Rating levels and one of such Ratings is no more than one Rating level lower than the other of such Ratings, then the applicable Rating Group shall be based upon the higher of such Ratings,
(B) if the Moody's Rating (or a Substitute Rating) and the Standard & Poor's Rating (or a Substitute Rating) fall into different Rating levels and one of such Ratings is two Rating levels lower than the other of such Ratings, then the applicable Rating Group shall be based upon a hypothetical Rating that would fall into the Rating level that is one lower than the Rating level into which the higher of such Ratings falls and (C) the Company may substitute a Substitute Rating for either (but not both of) the Moody's Rating or the Standard & Poor's Rating (i.e. either the Moody's Rating or the Standard & Poor's Rating must at all times be used to determine which Rating Group is then in effect).

     "Reference Banks" shall mean Chase, Morgan Guaranty Trust Company of New York and The Toronto-Dominion Bank.

     "Regulations A, D and U" shall mean, respectively, Regulations A, D and U of the Board of Governors of the Federal Reserve System (or any successor), as the same may be modified and supplemented and in effect from time to time.

     "Reportable Event" shall mean any reportable event as defined in Section 4043(b) of ERISA, other than a reportable event as to which provision for 30-day notice to the PBGC would be waived under applicable regulations had the regulations in effect on the date hereof been in effect on the date of occurrence of such reportable event.

     "Standard & Poor's" shall mean Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc., or any successor thereto.

     "Standard and Poor's Rating" shall mean, as of any date, the rating most recently published by Standard & Poor's relating to the unsecured, long-term, senior debt securities of the Company then outstanding.

     "Subsidiary" shall mean, with respect to any Person, any corporation, partnership or other entity of which at least a majority of the securities or other ownership interests having by the terms thereof ordinary voting power to elect a majority of the board of directors or other persons performing similar functions of such corporation, partnership or other entity (irrespective of whether or not at the time securities or other ownership interests of any other class or classes of such corporation, partnership or other entity shall have or might have voting power by reason of the happening of any contingency) is at the time directly or indirectly owned or controlled by such Person or one or more Subsidiaries of such Person or by such Person and one or more Subsidiaries of such Person.

     "Substitute Rating" shall mean, as of any date, the rating most recently published by Duff & Phelps or by Fitch Investor Services relating to the unsecured, long-term, senior debt securities of the Company then outstanding.

     "Swingline Commitment" shall mean the obligation of the Swingline Bank to make Swingline Loans in an aggregate amount not to exceed the lesser of (i) $100,000,000 and (ii) the aggregate amount of the Commitments.

     "Swingline Loans" shall mean the loans provided for by Section 2.04 hereof.

     "Swingline Maturity Date" shall mean, for any Swingline Loan, the earliest of (i) the fifteenth day, or last day, of the month in which such Swingline Loan was made, (ii) the Commitment Termination Date and (iii) the borrowing of any Syndicated Loan or Competitive Bid Loan.

     "Swingline Note" shall mean the promissory note requested by the Swingline Bank for its Swingline Loans pursuant to Section 2.09(d) hereof and all promissory notes delivered in substitution or exchange therefor, in each case as the same shall be modified and supplemented and in effect from time to time.

     "Syndicated Loans" shall mean the loans provided for by Section 2.01 hereof, which may be Base Rate Loans and/or Eurodollar Loans.

     "Syndicated Note" shall mean the promissory note requested by a Bank for its Syndicated Loans pursuant to Section 2.09(d) hereof and all promissory notes delivered in substitution or exchange therefor, in each case as the same shall be modified and supplemented and in effect from time to time.

     "Total Debt" shall mean, as at any date, the consolidated liabilities (including tax and other proper accruals but excluding the accumulated postretirement benefit obligation resulting from the application of the provisions of FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions") of the Company and its Subsidiaries, computed and consolidated in accordance with GAAP.

     "Type" shall have the meaning assigned to such term in Section 1.03 hereof.

     "Withdrawal Liability" shall have the meaning given such term under Part I of Subtitle E of Title IV of ERISA.

     1.02 Accounting Terms and Determinations.

     (a) Except as otherwise expressly provided herein, all accounting terms used herein shall be interpreted, and all financial statements and certificates and reports as to financial matters required to be delivered to the Banks hereunder shall (unless otherwise disclosed to the Banks in writing at the time of delivery thereof in the manner described in subsection (b) below) be prepared, in accordance with generally accepted accounting principles applied on a basis consistent with those used in the preparation of the latest financial statements furnished to the Banks hereunder (which, prior to the delivery of the first financial statements under Section 8.04 hereof, shall mean the audited financial statements as at December 31, 1996 referred to in Section 7.04 hereof). All calculations made for the purposes of determining compliance with this Agreement shall (except as otherwise expressly provided herein) be made by application of generally accepted accounting principles applied on a basis consistent with those used in the preparation of the latest annual or quarterly financial statements furnished to the Banks pursuant to Section 8.04 hereof (or, prior to the delivery of the first financial statements under Section 8.04 hereof, used in the preparation of the audited financial statements as at December 31, 1996 referred to in Section 7.04 hereof) unless (i) the Company shall have objected to determining such compliance on such basis at the time of delivery of such financial statements or (ii) the Majority Banks shall so object in writing within 30 days after delivery of such financial statements, in either of which events such calculations shall be made on a basis consistent with those used in the preparation of the latest financial statements as to which such objection shall not have been made (which, if objection is made in respect of the first financial statements delivered under Section 8.04 hereof, shall mean the audited financial statements referred to in Section 7.04 hereof).

     (b) The Company shall deliver to the Banks at the same time as the delivery of any annual or quarterly financial statement under Section 8.04 hereof (i) a description in reasonable detail of any material variation between the application of accounting principles employed in the preparation of such statement and the application of accounting principles employed in the preparation of the next preceding annual or quarterly financial statements as to which no objection has been made in accordance with the last sentence of subsection (a) above and (ii) reasonable estimates of the difference between such statements arising as a consequence thereof.

     1.03 Classes and Types of Loans. Loans hereunder are distinguished by "Class" and by "Type". The "Class" of a Loan refers to whether such Loan is a Competitive Bid Loan, a Syndicated Loan or a Swingline Loan, each of which constitutes a Class. The "Type" of a Loan refers to whether such Loan is a Base Rate Loan, a Eurodollar Loan, an Absolute Rate Loan or a LIBOR Bid Loan, each of which constitutes a Type. Loans may be identified by both Class and Type.


     Section 2. Commitments, Loans, Notes and Prepayments.

     2.01 Syndicated Loans. Each Bank severally agrees, on the terms and conditions of this Agreement, to make loans to the Company in Dollars during the period from and including the date hereof to but not including the Commitment Termination Date in an aggregate principal amount at any one time outstanding up to but not exceeding the amount of the Commitment of such Bank as in effect from time to time; provided that the aggregate principal amount of all Syndicated Loans, together with the aggregate principal amount of all Competitive Bid Loans and Swingline Loans, at any one time outstanding shall not exceed the aggregate amount of the Commitments at such time. Subject to the terms and conditions of this Agreement, during such period the Company may borrow, repay and reborrow the amount of the Commitments by means of Base Rate Loans and Eurodollar Loans and during such period and thereafter the Company may Convert Loans of one Type into Loans of another Type (as provided in Section 2.10 hereof) or Continue Loans of one Type as Loans of the same Type (as provided in Section 2.10 hereof); provided that no more than ten separate Interest Periods in respect of Eurodollar Loans from each Bank may be outstanding at any one time.

     2.02 Borrowings of Syndicated Loans. The Company shall give the Administrative Agent notice of each borrowing hereunder as provided in Section
4.05 hereof. Not later than 1:00 p.m. New York time on the date specified for each borrowing of Syndicated Loans hereunder, each Bank shall make available the amount of the Syndicated Loan or Loans to be made by it on such date to the Administrative Agent, at an account designated by the Administrative Agent, in immediately available funds, for account of the Company. The amount so received by the Administrative Agent shall, subject to the terms and conditions of this Agreement, promptly be made available to the Company by depositing the same, in immediately available funds, in an account of the Company designated by the Company and maintained with Chase at its principal office.

     2.03 Competitive Bid Option.

     (a) In addition to borrowings of Syndicated Loans, at any time prior to the Commitment Termination Date the Company may, as set forth in this Section 2.03, request the Banks to make offers to make Competitive Bid Loans to the Company in Dollars. The Banks may, but shall have no obligation to, make such offers and the Company may, but shall have no obligation to, accept any such offers in the manner set forth in this Section 2.03. Competitive Bid Loans may be LIBOR Bid Loans or Absolute Rate Loans, provided that:

          (i) there may be no more than fifteen different Interest Periods for both Syndicated Loans and Competitive Bid Loans outstanding at the same time (for which purpose Interest Periods described in different lettered clauses of the definition of the term "Interest Period" shall be deemed to be different Interest Periods even if they are coterminous); and

          (ii) the aggregate principal amount of all Competitive Bid Loans, together with the aggregate principal amount of all Syndicated Loans and Swingline Loans, at any one time outstanding shall not exceed the aggregate amount of the Commitments at such time.

     (b) When the Company wishes to request offers to make Competitive Bid Loans, it shall give the Administrative Agent (which shall promptly notify the Banks) notice (a "Competitive Bid Quote Request") so as to be received no later than 11:00 a.m. New York time on (x) the fourth Business Day prior to the date of borrowing proposed therein, in the case of a LIBOR Auction or (y) one Business Day prior to the date of borrowing proposed therein, in the case of an Absolute Rate Auction (or, in any such case, such other time and date as the Company and the Administrative Agent, with the consent of the Majority Banks, may agree). The Company may request offers to make Competitive Bid Loans for up to three different Interest Periods in a single notice (for which purpose Interest Periods in different lettered clauses of the definition of the term "Interest Period" shall be deemed to be different Interest Periods even if they are coterminous); provided that the request for each separate Interest Period shall be deemed to be a separate Competitive Bid Quote Request for a separate borrowing (a "Competitive Bid Borrowing"). Each such notice shall be substantially in the form of Exhibit C hereto and shall specify as to each Competitive Bid Borrowing:

          (i) the proposed date of such borrowing, which shall be a Business
     Day;

          (ii) the aggregate amount of such Competitive Bid Borrowing, which shall be at least $10,000,000 (or a larger multiple of $1,000,000) but shall not cause the limits specified in Section 2.03(a) hereof to be violated;

          (iii) the duration of the Interest Period applicable thereto;

          (iv) whether the Competitive Bid Quotes requested for a particular Interest Period are seeking quotes for LIBOR Bid Loans or Absolute Rate Loans; and

          (v) if the Competitive Bid Quotes requested are seeking quotes for Absolute Rate Loans, the date on which the Competitive Bid Quotes are to be submitted if it is before the proposed date of borrowing (the proposed date of such borrowing or, if the date on which such Competitive Bid Quotes are to be submitted is before the proposed date of such borrowing, such submission date, is called the "Quotation Date").

Except as otherwise provided in this Section 2.03(b), no Competitive Bid Quote Request shall be given within five Business Days (or such other number of days as the Company and the Administrative Agent may agree) of any other Competitive Bid Quote Request.

          (c) (i) Each Bank may submit one or more Competitive Bid Quotes, each constituting an offer to make a Competitive Bid Loan in response to any Competitive Bid Quote Request; provided that, if the Company's request under Section 2.03(b) hereof specified more than one Interest Period, such Bank may make a single submission containing one or more Competitive Bid Quotes for each such Interest Period. Each Competitive Bid Quote must be submitted to the Administrative Agent not later than (x) 2:00 p.m. New York time on the fourth Business Day prior to the proposed date of borrowing, in the case of a LIBOR Auction or (y) 10:00 a.m. New York time on the Quotation Date, in the case of an Absolute Rate Auction (or, in any such case, such other time and date as the Company and the Administrative Agent, with the consent of the Majority Banks, may agree); provided that any Competitive Bid Quote may be submitted by Chase (or its lending office) only if Chase (or such lending office) notifies the Company of the terms of the offer contained therein not later than (x) 1:00 p.m. New York time on the fourth Business Day prior to the proposed date of borrowing, in the case of a LIBOR Auction or (y) 9:45 a.m. New York time on the Quotation Date, in the case of an Absolute Rate Auction. Subject to Sections 5.02, 5.03, 6.02 and 9 hereof, any Competitive Bid Quote so made shall be irrevocable except with the consent of the Administrative Agent given on the instructions of the Company.

               (ii) Each Competitive Bid Quote shall be substantially in the form of Exhibit D hereto and shall specify:

                    (A) the proposed date of borrowing and the Interest Period therefor;

                    (B) the principal amount of the Competitive Bid Loan for
               which each such offer is being made, which principal amount shall be at least $10,000,000 (or a larger multiple of $1,000,000); provided that the aggregate principal amount of all Competitive Bid Loans for which a Bank submits Competitive Bid Quotes (x) may be greater or less than the Commitment of such Bank but (y) may not exceed the principal amount of the Competitive Bid Borrowing for a particular Interest Period for which offers were requested;

                    (C) in the case of a LIBOR Auction, the margin above or
               below the applicable Eurodollar Rate (the "LIBO Margin") offered for each such Competitive Bid Loan (expressed as a percentage rate per annum in the form of a decimal to no more than four decimal places) to be added to or subtracted from the applicable Eurodollar Rate;

                    (D) in the case of an Absolute Rate Auction, the rate of
               interest per annum (expressed as a percentage rate per annum in the form of a decimal to no more than four decimal places) offered for each such Competitive Bid Loan (the "Absolute Rate"); and

                    (E) the identity of the quoting Bank.

         Unless otherwise agreed by the Administrative Agent and the Company, no Competitive Bid Quote shall contain qualifying, conditional or similar language or propose terms other than or in addition to those set forth in the applicable Competitive Bid Quote Request and, in particular, no Competitive Bid Quote may be conditioned upon acceptance by the Company of all (or some specified minimum) of the principal amount of the Competitive Bid Loan for which such Competitive Bid Quote is being made, provided that the submission by any Bank containing more than one Competitive Bid Quote may be conditioned on the Company not accepting offers contained in such submission that would result in such Bank making Competitive Bid Loans pursuant thereto in excess of a specified aggregate amount (the "Competitive Bid Loan Limit").

     (d) The Administrative Agent shall (x) in the case of an Absolute Rate Auction, as promptly as practicable after the Competitive Bid Quote is submitted (but in any event not later than 10:15 a.m. New York time on the Quotation Date) or (y) in the case of a LIBOR Auction, by 4:00 p.m. New York time on the day a Competitive Bid Quote is submitted, notify the Company of the terms (i) of any Competitive Bid Quote submitted by a Bank that is in accordance with Section 2.03(c) hereof and (ii) of any Competitive Bid Quote that amends, modifies or is otherwise inconsistent with a previous Competitive Bid Quote submitted by such Bank with respect to the same Competitive Bid Quote Request. Any such subsequent Competitive Bid Quote shall be disregarded by the Administrative Agent unless such subsequent Competitive Bid Quote is submitted solely to correct a manifest error in such former Competitive Bid Quote. The Administrative Agent's notice to the Company shall specify (A) the aggregate principal amount of the Competitive Bid Borrowing for which offers have been received and (B) the respective principal amounts and LIBO Margins or Absolute Rates, as the case may be, so offered by each Bank (identifying the Bank that made each Competitive Bid Quote).

     (e) Not later than 11:00 a.m. New York time on (x) the third Business Day prior to the proposed date of borrowing, in the case of a LIBOR Auction or (y) the Quotation Date, in the case of an Absolute Rate Auction (or, in any such case, such other time and date as the Company and the Administrative Agent, with the consent of the Majority Banks, may agree), the Company shall notify the Administrative Agent of its acceptance or nonacceptance of the offers so notified to it pursuant to Section 2.03(d) hereof (which notice shall specify the aggregate principal amount of offers from each Bank for each Interest Period that are accepted, it being understood that the failure of the Company to give such notice by such time shall constitute nonacceptance) and the Administrative Agent shall promptly notify each affected Bank. The notice from the Administrative Agent shall also specify the aggregate principal amount of offers for each Interest Period that were accepted and the lowest and highest LIBO Margins or Absolute Rates that were accepted for each Interest Period. The Company may accept any Competitive Bid Quote in whole or in part (provided that any Competitive Bid Quote accepted in part shall be at least $5,000,000 or a larger multiple of $1,000,000); provided that:

          (i) the aggregate principal amount of each Competitive Bid Borrowing may not exceed the applicable amount set forth in the related Competitive Bid Quote Request;

          (ii) the aggregate principal amount of each Competitive Bid Borrowing shall be at least $10,000,000 (or a larger multiple of $1,000,000) but shall not cause the limits specified in Section 2.03(a) hereof to be violated;

          (iii) acceptance of offers may, subject to clause (v) below, be made only in ascending order of LIBO Margins or Absolute Rates, as the case may be, in each case beginning with the lowest rate so offered;

          (iv) the Company may not accept any offer where the Administrative Agent has advised the Company that such offer fails to comply with Section 2.03(c)(ii) hereof or otherwise fails to comply with the requirements of this Agreement (including, without limitation, Section 2.03(a) hereof);

          (v) the aggregate principal amount of each Competitive Bid Borrowing from any Bank may not exceed any applicable Competitive Bid Loan Limit of such Bank.

If offers are made by two or more Banks with the same LIBO Margins or Absolute Rates, as the case may be, for a greater aggregate principal amount than the amount in respect of which offers are accepted for the related Interest Period, the principal amount of Competitive Bid Loans in respect of which such offers are accepted shall be allocated by the Company among such Banks as nearly as possible (in amounts of at least $5,000,000 or larger multiples of $1,000,000) in proportion to the aggregate principal amount of such offers. Determinations by the Company of the amounts of Competitive Bid Loans shall be conclusive in the absence of manifest error.

     (f) Any Bank whose offer to make any Competitive Bid Loan has been accepted in accordance with the terms and conditions of this Section 2.03 shall, not later than 1:00 p.m. New York time on the date specified for the making of such Loan, make the amount of such Loan available to the Administrative
Agent at an account designated by the Administrative Agent, in immediately available funds, for account of the Company. The amount so received by the Administrative Agent shall, subject to the terms and conditions of this Agreement, be made available to the Company on such date by depositing the same, in immediately available funds, in an account of the Company maintained with Chase at its principal office designated by the Company.

     (g) Except for the purpose and to the extent expressly stated in Section 2.05(b) hereof, the amount of any Competitive Bid Loan made by any Bank shall not constitute a utilization of such Bank's Commitment.

     2.04 Swingline Loans.

     (a) In addition to the Loans provided for in Sections 2.01 and 2.03 hereof, the Swingline Bank hereby agrees, on the terms and conditions of this Agreement, to make loans ("Swingline Loans") to the Company during the period from the date hereof to but excluding the date five Business Days prior to the Commitment Termination Date in an aggregate amount at any one time outstanding up to but not exceeding its Swingline Commitment; provided that the aggregate principal amount of all Loans (including Swingline Loans) shall not at any time outstanding exceed the aggregate amount of the Commitments. Subject to the terms of this Agreement, the Company may borrow, repay and reborrow the amount of the

Swingline Commitment by means of Loans that bear interest at the Base Rate; provided that only one Swingline Loan may be outstanding at any one time and no Swingline Loan may be borrowed to repay an outstanding Swingline Loan.

     (b) The Company shall give the Administrative Agent (which shall promptly notify the Swingline Bank) notice of each borrowing of Swingline Loans hereunder as provided in Section 4.05 hereof. Not later than one hour after such notice on the date specified for each borrowing of Swingline Loans hereunder, the Swingline Bank shall make available the amount of the Swingline Loan to be made by it on such date to the Administrative Agent, at an account in New York designated by the Administrative Agent, in Dollars and immediately available funds, for account of the Company. The amount so received by the Administrative Agent shall, subject to the terms and conditions of this Agreement, be made available by the Administrative Agent to the Company by depositing the same, in immediately available funds, in an account of the Company designated by the Company.

     (c) Borrowings to Repay Swingline Loans. Unless the Company has already given a notice of borrowing of Syndicated Loans to repay a Swingline Loan, at any time from and including the date of such Swingline Loan until the unpaid principal amount of such Swingline Loan shall have been paid in full, the Swingline Bank may, and the Company hereby irrevocably authorizes and empowers (which power is coupled with an interest) the Swingline Bank to, deliver, on behalf of the Company, to the Administrative Agent under Section 2.02 hereof a notice of borrowing of Syndicated Loans that are Base Rate Loans in an amount equal to the then unpaid principal amount of such Swingline Loan. In the event that the power of the Swingline Bank to give such notice of borrowing on behalf of the Company is terminated for any reason whatsoever (including, without limitation, a termination resulting from the occurrence of an event specified in clause (f) or (g) of Section 9 hereof with respect to the Company), or the Swingline Bank is otherwise precluded for any reason whatsoever from giving a notice of borrowing on behalf of the Company as provided in the preceding sentence, each Bank shall, upon notice from the Swingline Bank given at any time from and including the date of such Swingline Loan until the unpaid principal amount of such Swingline Loan shall have been paid in full, promptly purchase from the Swingline Bank a participation in (or, if and to the extent specified by the Swingline Bank, an assignment of) such Swingline Loan in the amount of the Base Rate Loan it would have been obligated to make pursuant to such notice of borrowing. Each Bank shall, not later than 4:00 p.m. New York time on the Business Day on which such notice is given (if such notice is given by 3:00 p.m. New York time) or 9:00 a.m. New York time on the next succeeding Business Day (if such notice is given after 3:00 p.m., but before 5:00 p.m., New York time), make available the amount of the Base Rate Loan to be made by it (or the amount of the participation or assignment to be purchased by it, as the case may be) to the Administrative Agent at the account specified in Section 2.02 hereof and the amount so received by the Administrative Agent shall promptly be made available to the Swingline Bank by remitting the same, in immediately available funds, to the Swingline Bank. Promptly following its receipt of any payment in respect of such Swingline Loan, the Swingline Bank shall pay to each Bank that has acquired a participation in such Swingline Loan such Bank's proportionate share of such payment. Anything in this Agreement to the contrary notwithstanding (including, without limitation, in Section 6.02 hereof), the obligation of each Bank to make its Base Rate Loan (or purchase its participation in or assignment of such Swingline Loan, as the case may be) pursuant to this Section 2.04(c) is unconditional under any and all circumstances whatsoever and shall not be subject to set-off, counterclaim or defense to payment that such Bank may have or have had against the Company, the Administrative Agent, the Swingline Bank or any other Bank and, without limiting any of the foregoing, shall be unconditional irrespective of (i) the occurrence of any Default, (ii) the financial condition of the Company, any Subsidiary, the Administrative Agent, the Swingline Bank or any other Bank or (iii) the termination or cancellation of the Commitments; provided that no Bank shall be obligated to make any such Base Rate Loan (or to purchase any such participation or direct interest in the Swingline Loan) if (i) before the making of such Swingline Loan, such Bank had notified the Swingline Bank that a Default had occurred and was continuing and that such Bank would not refinance such Swingline Loan or (ii) to the extent (and only to the extent) that such Swingline Loan, together with all Syndicated Loans and Competitive Bid Loans then outstanding at the time of the making of such Swingline Loan, exceeded the then aggregate amount of the Commitments at the time of the making of such Swingline Loan. The Company agrees that any Bank so purchasing a participation (or assignment) in such Swingline Loan may exercise all rights of set-off, bankers' lien, counterclaim or similar rights with respect to such participation as fully as if such Bank were a direct holder of a Swingline Loan in the amount of such participation.

     2.05 Changes of Commitments.

     (a) The aggregate amount of the Commitments shall be automatically reduced to zero on the Commitment Termination Date.

     (b) The Company shall have the right at any time or from time to time (i) so long as no Syndicated Loans, Competitive Bid Loans or Swingline Loans are outstanding, to terminate the Commitments and (ii) to reduce the aggregate unused amount of the Commitments (for which purpose use of the Commitments shall be deemed to include (A) the aggregate principal amount of all Competitive Bid Loans and (B) the aggregate principal amount of all Swingline Loans); provided that (x) the Company shall give notice of each such termination or reduction as provided in Section 4.05 hereof and (y) each partial reduction shall be in an aggregate amount at least equal to $10,000,000 (or whole multiples thereof).

     (c) The Company shall have the right to terminate or reduce the unused amount of the Swingline Commitment at any time or from time to time on not less than three Business Days' prior notice to the Administrative Agent (which shall promptly notify the Swingline Bank and each Bank) or each such termination or reduction, which notice shall specify the effective date thereof and the amount of any such reduction (which shall be in integral multiples of $10,000,000) and shall be irrevocable and effective only upon receipt by the Administrative Agent.

     (d) The Commitments and the Swingline Commitment, once terminated or reduced, may not be reinstated except pursuant to Section 2.11 hereof.

     2.06 Facility Fee. The Company shall pay to the Administrative Agent for account of each Bank a facility fee on the daily average amount of such Bank's Commitment (whether used or unused), for the period from and including the date of this Agreement to but not including the earlier of the date such Commitment is terminated and the Commitment Termination Date, at a rate per annum equal to the Applicable Facility Fee Rate. Accrued facility fee shall be payable in arrears on each Quarterly Date and on the earlier of the date the Commitments are terminated and the Commitment Termination Date.

     2.07 Lending Offices. The Loans of each Type made by each Bank shall be made and maintained at such Bank's lending office for Loans of such Type.

     2.08 Several Obligations; Remedies Independent. The failure of any Bank to make any Loan to be made by it on the date specified therefor shall not relieve any other Bank of its obligation to make its Loan on such date, but neither any Bank nor the Administrative Agent shall be responsible for the failure of any other Bank to make a Loan to be made by such other Bank, and (except as otherwise provided in Section 4.06 hereof) no Bank shall have any obligation to the Administrative Agent or any other Bank for the failure by such Bank to make any Loan required to be made by such Bank. The amounts payable by the Company at any time hereunder and under the Notes to each Bank shall be a separate and independent debt and each Bank shall be entitled to protect and enforce its rights arising out of this Agreement and the Notes, and it shall not be necessary for any other Bank or the Administrative Agent to consent to, or be joined as an additional party in, any proceedings for such purposes.

     2.09 Evidence of Debt.

     (a) Each Bank shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of the Borrower to such Bank resulting from each Loan made by such Bank, including the amounts of principal and interest payable and paid to such Bank from time to time hereunder.

     (b) The Administrative Agent shall maintain accounts in which it shall record (i) the amount of each Loan made hereunder, the Class and Type thereof and the Interest Period applicable thereto, (ii) the amount of any principal or interest due and payable or to become due and payable from the Borrower to each Bank hereunder and (iii) the amount of any sum received by the Administrative Agent hereunder for the account of the Banks and each Bank's share thereof.

     (c) The entries made in the accounts maintained pursuant to paragraph (a) or (b) of this Section shall be prima facie evidence of the existence and amounts of the obligations recorded therein; provided that the failure of any Bank or the Administrative Agent to maintain such accounts or any error therein shall not in any manner affect the obligation of the Borrower to repay the Loans in accordance with the terms of this Agreement.

     (d) Any Bank, including the Swingline Bank, may request that Loans made by it be evidenced by a promissory note. In such event, the Borrower shall prepare, execute and deliver to such Bank a promissory note payable to the order of such Bank and in a form approved by the Administrative Agent. Thereafter, the Loans evidenced by such promissory note and interest thereon shall at all times (including after assignment pursuant to Section 11.06(b)) be represented by one or more promissory notes in such form payable to the order of the payee named therein.

     2.10 Optional Prepayments and Conversions or Continuations of Loans.

          (a) Subject to Sections 4.04 and 5.04 hereof, the Company shall have the right to prepay Syndicated Loans or Swingline Loans or to Convert Syndicated Loans of one Type into Syndicated Loans of another Type or Continue Syndicated Loans of one Type as Syndicated Loans of the same Type at any time or from time to time, provided that (i) the Company shall give the Administrative Agent notice of each such prepayment or Conversion or Continuation as provided in Section 4.05 hereof (and, upon the date specified in any such notice of prepayment, the amount to be prepaid shall become due and payable hereunder), (ii) if any Swingline Loan is outstanding, the Syndicated Loans may not be prepaid or Converted and (iii) Swingline Loans may not be Continued.

          (b) No Competitive Bid Loan may be prepaid without the consent of the Bank holding such Competitive Bid Loan.

          (c) Notwithstanding the foregoing provisions of this Section 2.10, and without limiting the rights and remedies of the Banks under Section 9 hereof, in the event that any Event of Default shall have occurred and be continuing, the Administrative Agent may (and at the request of the

     Majority Banks, shall) suspend the right of the Company to Convert any Loan into a Eurodollar Loan, or to Continue any Loan as a Eurodollar Loan, in which event all Loans shall be Converted (on the last day of the respective Interest Period therefor) or Continued, as the case may be, as Base Rate Loans.

     2.11 Increase in Commitments.

     (a) Subject to Section 4.05, in the event that the Company wishes, at any time or from time to time, to increase the aggregate amount of the Commitments, it shall notify the Administrative Agent in writing of the amount (the "Offered Increase Amount") of such proposed increase (such notice, a "Commitment Increase Notice"). The Company may, at its election, (i) offer one or more of the Banks the opportunity to participate in all or a portion of the Offered Increase Amount pursuant to subsection (c) below and/or (ii) with the consent of the Administrative Agent (which consent shall not be unreasonably withheld), offer one or more additional banks, financial institutions or other entities (each, an "Additional Bank") the opportunity to participate in all or a portion of the Offered Increase Amount which Banks and/or Additional Banks the Company desires to participate in such Commitment increase. The Company or, if requested by the Company, the Administrative Agent will notify such Banks and/or Additional Banks of such offer.

     (b) Any Additional Bank which the Company selects to offer participation in the increased Commitments and which elects to become a party to this Agreement and obtain a Commitment in an amount so offered and accepted by it pursuant to
Section 2.11(a)(ii) hereof shall become a Bank for all purposes and the same extent as if originally a party hereto and shall be bound by and entitled to the benefits of this Agreement, and Schedule I shall be deemed to be amended to add the name and Commitment of such Additional Bank (and the Administrative Agent shall deliver to the Banks a copy of the Schedule I as amended as soon as practicable), provided that the Commitment of any such Additional Bank shall be in an amount not less than $10,000,000.

     (c) Any Bank which accepts an offer to it by the Company to increase its Commitment pursuant Section 2.11(a)(i) hereof shall be bound by and entitled to the benefits of this Agreement with respect to the full amount of its Commitment as so increased, and Schedule I shall be deemed to be amended to so increase the Commitment of such Bank.

     (d) If any Additional Bank becomes a Bank pursuant to Section 2.11(b) hereof or any Bank's Commitment is increased pursuant to Section 2.11(c) hereof, additional Syndicated Loans made on or after the effectiveness thereof (the "Re-Allocation Date") shall be made pro rata based on the Commitment Percentages in effect on and after such Re-Allocation Date (except to the extent that any such pro rata borrowings would result in any Lender making an aggregate principal amount of Syndicated Loans in excess of its Commitment, in which case such excess amount will be allocated to, and made by, such Additional Banks and/or Banks with such increased Commitments to the extent of, and pro rata based on, their respective Commitments otherwise available for Syndicated Loans), and continuations of Eurodollar Loans outstanding on such Re-Allocation Date shall be effected by repayment of such Eurodollar Loans on the last day of the Interest Period applicable thereto and the making of new Eurodollar Loans pro rata based on such new Commitments; provided that until such date after the Re-Allocation Date as all the Syndicated Loans outstanding shall be held pro rata by all the Banks (including the Additional Banks), the Company shall only request Interest Periods that end on or before the last day of the last Interest Period for Syndicated Loans existing on the Re-Allocation Date. In the event that on any such Re-Allocation Date there is an unpaid principal amount of Base Rate Loans, the Borrower shall make prepayments thereof and borrowings of Base Rate Loans so that, after giving effect thereto, the Base Rate Loans outstanding are held pro rata based on such new Commitments. In the event that on any such Re-Allocation Date there is an unpaid principal amount of Eurodollar Loans, such Eurodollar Loans may remain outstanding with the respective holders thereof only until the earlier of (i) the expiration of their respective Interest Periods and
(ii) the date on which such Eurodollar Loans may be prepaid hereunder without any amounts becoming payable pursuant to Section 5.04 hereof; and interest on and repayments of such Eurodollar Loans will be paid thereon to the respective Banks holding such Eurodollar Loans pro rata based on the respective principal amounts thereof outstanding.

     (e) Notwithstanding the foregoing, no increase in the aggregate Commitments hereunder pursuant to this Section 2.11 shall be effective unless:

          (i) each Additional Bank prior to becoming a Bank hereunder shall have entered into an agreement in form and substance satisfactory to the Company and the Administrative Agent pursuant to which such Additional Bank undertakes a Commitment, and upon the effectiveness of such agreement, the date of the effectiveness of any such agreement being hereinafter referred to as the "Increased Commitment Date", such Additional Bank shall be a "Bank" for all purposes of this Agreement;

          (ii) the Company shall have given the Administrative Agent notice of such increase at least three Business Days prior to the relevant Increased Commitment Date;

          (iii) no increase in the Commitments hereunder shall result in the aggregate amount of the Commitments exceeding $900,000,000;

          (iv) no Bank's Commitment shall be increased without the prior express written consent of such Bank;

          (v) no Default shall have occurred and be continuing on and as of the date of the notice referred to in clause (ii) above or on such Increased Commitment Date;

          (vi) there shall not have occurred any ratable reduction of the Commitments pursuant to Section 2.05(b) hereof on or within the twelve month period immediately prior to such Increased Commitment Date;

          (vii) after giving effect to such increase in Commitments, no one Bank's Commitment would exceed 20% of the aggregate amount of the Commitments; and

          (viii) the Administrative Agent shall have received (with sufficient copies for each Bank), each of which shall be satisfactory to the Administrative Agent, certified copies of Board of Director resolutions authorizing such increase and an opinion of counsel to the Company with respect to such increase.

     2.12 Extension of Commitment Termination Date.

     (a) The Company may, by notice to the Administrative Agent (which shall promptly notify the Banks) not less than 60 days and not more than 90 days prior to any anniversary of the date hereof, request that the Banks extend the Commitment Termination Date then in effect (the "Existing Commitment Termination Date") for an additional year or two years from the Existing Commitment Termination Date; provided that, no such extension shall extend the Commitment Termination Date beyond (i) the date five years after such anniversary or (ii) the seventh anniversary of the date hereof. Each Bank, acting in its sole discretion, shall, by notice to the Company and the Administrative Agent given on or prior to the date (herein, the "Consent Date") that is 30 days prior to the relevant anniversary (except that, if such date is not a Business Day, such notice shall be given on the next succeeding Business Day), advise the Company whether or not such Bank agrees to such extension; provided that each Bank that determines not to extend the Commitment Termination Date (a "Non-extending Bank") shall notify the Administrative Agent (which shall notify the Banks) of such fact promptly after such determination (but in any event no later than the Consent Date) and any Bank that does not advise the Company on or before the Consent Date shall be deemed to be a Non-extending Bank. The election of any Bank to agree to such extension shall not obligate any other Bank to so agree.

     (b) The Company shall have the right on or before the relevant anniversary to replace each Non-extending Bank with, and otherwise add to this Agreement, one or more other banks (which may include any Bank, each prior to the Existing Commitment Termination Date an "Additional Commitment Bank") with (in the case of any Additional Commitment Bank that is not already a Bank) the approval of the Administrative Agent (which approval shall not be unreasonably withheld), each of which Additional Commitment Banks shall have entered into an agreement in form and substance satisfactory to the Company and the Administrative Agent pursuant to which such Additional Commitment Bank shall, effective as of the relevant anniversary, undertake a Commitment (and, if any such Additional Commitment Bank is already a Bank, its Commitment shall be in addition to such Bank's Commitment hereunder on such date).

     (c) If (and only if) the total of the Commitments of the Banks that have agreed so to extend the Commitment Termination Date and the additional Commitments of the Additional Commitment Banks shall be at least 100% of the aggregate amount of the Commitments in effect immediately prior to the Consent Date, then, effective as of the relevant anniversary, the Existing Commitment Termination Date shall be extended as requested under, and subject to the proviso to, the first sentence of paragraph (a) above (except that, if the date on which the Commitment Termination Date is to be extended is not a Business Day, such Commitment Termination Date as so extended shall be the next preceding Business Day) and each Additional Commitment Bank shall thereupon become a "Bank" for all purposes of this Agreement (and the Administrative Agent shall notify the Banks of the extension).

     Notwithstanding the foregoing, the extension of the Existing Commitment Termination Date shall not be effective unless:

          (i) no Default shall have occurred and be continuing on each of the date of the notice requesting such extension, on the Consent Date and on the relevant anniversary date;

          (ii) each of the representations and warranties made by the Company in
     Section 7 hereof shall be true and complete on and as of each of the date of the notice requesting such extension, the Consent Date and the relevant anniversary date with the same force and effect as if made on and as of such date (or, if any such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date); and

          (iii) each Non-extending Bank shall have been paid in full all amounts owing to such Bank hereunder on or before the relevant anniversary date.

     Section 3. Payments of Principal and Interest.

     3.01 Repayment of Loans.

          (a) The Company hereby promises to pay to the Administrative Agent for account of each Bank the principal of each Syndicated Loan made by such Bank, and each Syndicated Loan shall mature, on the Commitment Termination Date.

          (b) The Company agrees to pay to the Administrative Agent for account of each Bank that makes a Competitive Bid Loan the principal of such Competitive Bid Loan, and such Competitive Bid Loan shall mature, on the last day of the Interest Period for such Competitive Bid Loan.

          (c) The Company hereby promises to pay to the Administrative Agent for account of the Swingline Bank the principal of each Swingline Loan at or prior to, and such Swingline Loan shall mature at, 1:00 p.m. New York time on the Swingline Maturity Date for such Swingline Loan.

     3.02 Interest. The Company hereby promises to pay to the Administrative Agent for account of each Bank interest on the unpaid principal amount of each Loan made by such Bank for the period from and including the date of such Loan to but excluding the date such Loan shall be paid in full, at the following rates per annum:

          (a) if such Loan is a Base Rate Loan, the Base Rate (as in effect from time to time);

          (b) if such Loan is a Eurodollar Loan, the Eurodollar Rate for such Loan for the Interest Period therefor plus the Applicable Margin;

          (c) if such Loan is a Swingline Loan, the Base Rate for each day during the period from and including the date of such Swingline Loan to but excluding the Swingline Maturity Date for such Swingline Loan.

          (d) if such Loan is a LIBOR Bid Loan, the Eurodollar Rate for such Loan for the Interest Period therefor plus (or minus) the LIBO Margin quoted by the Bank making such Loan in accordance with Section 2.03 hereof; and

          (e) if such Loan is an Absolute Rate Loan, the Absolute Rate for such Loan for the Interest Period therefor quoted by the Bank making such Loan in accordance with Section 2.03 hereof.

Notwithstanding the foregoing, the Company hereby promises to pay to the Administrative Agent for account of each Bank interest at the applicable Post-Default Rate on any principal of any Loan made by such Bank and on any other amount payable by the Company hereunder or under the Notes, if any, held by such Bank to or for account of such Bank, that shall not be paid in full when due (whether at stated maturity, by acceleration, by mandatory prepayment or otherwise), for the period from and including the due date thereof to but excluding the date the same is paid in full. Accrued interest on each Loan shall be payable (a) on the last day of the Interest Period therefor and, if such Interest Period is longer than 90 days (in the case of an Absolute Rate Loan) or three months (in the case of a Fixed Rate Loan), at 90-day or three-month intervals, respectively, following the first day of such Interest Period, provided that (i) interest on Base Rate Loans shall be payable on each Quarterly Date and on the Commitment Termination Date and (ii) interest on Swingline Loans shall be payable on the Swingline Maturity Date therefor and (b) in the case of any Loan, upon the payment or prepayment thereof (but only on the principal amount so paid or prepaid), except that interest payable at the Post-Default Rate shall be payable from time to time on demand. Promptly after the determination of any interest rate provided for herein or any change therein, the Administrative Agent shall give notice thereof to the Banks to which such interest is payable and to the Company.

     Section 4. Payments; Pro Rata Treatment; Computations; Etc.

     4.01 Payments.

     (a) Except to the extent otherwise provided herein, all payments of principal, interest, facility fees and other amounts to be made by the Company under this Agreement and the Notes, shall be made in Dollars, in immediately available funds, without deduction, set-off or counterclaim, to the Administrative Agent at an account designated by the Administrative Agent not later than 1:00 p.m. New York time on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day), provided that if a new Loan is to be made by any Bank on a date the Company is to repay any principal of an outstanding Loan of such Bank, such Bank shall apply the proceeds of such new Loan to the payment of the principal to be repaid and only an amount equal to the difference between the principal to be borrowed and the principal to be repaid shall be made available by such Bank to the Administrative Agent as provided in Section 2.02 hereof or paid by the Company to the Administrative Agent pursuant to this Section 4.01, as the case may be.

     (b) The Company shall, at the time of making each payment under this Agreement or any Note for account of any Bank, specify to the Administrative Agent (which shall so notify the intended recipient(s) thereof) the Loans or other amounts payable by the Company hereunder to which such payment is to be applied (and in the event that the Company fails to so specify, or if an Event of Default has occurred and is continuing, the Administrative Agent shall distribute such payment, subject to Section 4.02 hereof, first to the Swingline Bank (to the extent any amounts are then due and payable to the Swingline Bank on account of any Swingline Loan) and then to the Banks for application in such manner as the Administrative Agent may determine to be appropriate).

     (c) Each payment received by the Administrative Agent under this Agreement or any Note for account of any Bank shall be paid by the Administrative Agent promptly to such Bank, in immediately available funds, for account of such Bank's lending office for the Loan or other obligation in respect of which such payment is made.

     (d) If the due date of any payment under this Agreement or any Note would otherwise fall on a day that is not a Business Day, such date shall be extended to the next succeeding Business Day, and interest shall be payable for any principal so extended for the period of such extension.

     4.02 Pro Rata Treatment. Except to the extent otherwise provided herein,
(a) each borrowing of Syndicated Loans from the Banks under Section 2.01 hereof shall be made from the Banks, each payment of facility fee under Section 2.06 hereof shall be made for account of the Banks and each termination or reduction of the amount of the Commitments under Section 2.05 hereof shall be applied to the respective Commitments of the Banks, pro rata according to the amounts of their respective Commitments; (b) except as otherwise provided in Sections 2.11,
5.02 and 5.03 hereof, Eurodollar Loans having the same Interest Period shall be allocated pro rata among the Banks according to the amounts of their respective Commitments (in the case of making Loans) or their respective Loans (in the case of Conversions and Continuation of Loans); (c) each payment or prepayment of principal of Syndicated Loans by the Company shall be made for account of the Banks pro rata in accordance with the respective unpaid principal amounts of the Syndicated Loans held by them; and (d) each payment of interest on Syndicated Loans by the Company shall be made for account of the Banks pro rata in accordance with the amounts of interest on such Loans then due and payable to the respective Banks; and notwithstanding the foregoing, borrowings, payments and prepayments of Swingline Loans shall be made without regard to the foregoing provisions of this Section 4.02.

     4.03 Computations. Interest on Fixed Rate Loans and facility fee shall be computed on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable, and interest on Base Rate Loans shall be computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable. Notwithstanding the foregoing, for each day that the Base Rate is calculated by reference to the Federal Funds Rate, interest on Base Rate Loans shall be computed on the basis of a year of 360 days and actual days elapsed.

     4.04 Minimum Amounts. Except for prepayments made pursuant to Section 5.04 hereof, (x) (A) each borrowing and Conversion of Base Rate Loans shall be in an integral multiple of $500,000 and (B) each partial prepayment of principal of Base Rate Loans shall be in an integral multiple of $1,000,000 and (y) (A) each borrowing of, and Conversion into, Eurodollar Loans shall be in an aggregate amount at least equal to $10,000,000 or a larger multiple of $1,000,000 and (B) each partial prepayment of principal of Eurodollar Loans shall be in an aggregate amount at least equal to $5,000,000 or a larger multiple of $1,000,000 (borrowings, Conversions or prepayments of or into Loans of different Types or, in the case of Eurodollar Loans, having different Interest Periods at the same time hereunder to be deemed separate borrowings, Conversions and prepayments for purposes of the foregoing, one for each Type or Interest Period), provided that the aggregate principal amount of Eurodollar Loans having the same Interest Period shall be in an amount at least equal to $10,000,000 or a larger multiple of $1,000,000 and, if any Eurodollar Loans would otherwise be in a lesser principal amount for any period, such Loans shall be Base Rate Loans during such period. Each borrowing or partial prepayment of Swingline Loans shall be in an integral multiple of $500,000.

     4.05 Certain Notices. Except as otherwise provided in Section 2.03 hereof with respect to Competitive Bid Loans, notices by the Company to the Administrative Agent of terminations or reductions of the Commitments and of borrowings, Conversions, Continuations and optional prepayments of Loans, of Types of Loans and of the duration of Interest Periods shall be irrevocable and shall be effective only if received by the Administrative Agent not later than 11:00 a.m. New York time (or 2:00 p.m. in connection with Swingline Loans) on the number of Business Days prior to the date of the relevant termination, reduction, borrowing, Conversion, Continuation or prepayment or the first day of such Interest Period specified below:


                                                   Number of
                                                   Business
                  Notice                           Days Prior
                  ------                           ----------

         Termination, reduction or
          increase of Commitments                      3

         Borrowing or prepayment of,
          or Conversion into,
          Base Rate Loans                              1

         Borrowing of Swingline Loans               same day

         Prepayment of Swingline Loans                 1

         Borrowing or prepayment of,
          Conversion into, Continuation
          as or duration of Interest
          Period for, Eurodollar Loans                 3

Each such notice of termination or reduction shall specify the amount of the Commitments to be terminated or reduced. Each such notice of borrowing,

Conversion, Continuation or optional prepayment shall specify the Loans to be borrowed, Converted, Continued or prepaid and the amount (subject to Section
4.04 hereof) and Type of each Loan to be borrowed, Converted, Continued or prepaid and the date of borrowing, Conversion, Continuation or optional prepayment (which shall be a Business Day). The Administrative Agent shall promptly notify the Banks of the contents of each such notice. In the event that the Company fails to select the Type of Loan, or the duration of any Interest Period for any Eurodollar Loan, within the time period and otherwise as provided in this Section 4.05, such Loan (if outstanding as a Eurodollar Loan) will be automatically Converted into a Base Rate Loan on the last day of the then current Interest Period for such Loan or (if outstanding as a Base Rate Loan) will remain as, or (if not then outstanding) will be made as, a Base Rate Loan.

     4.06 Non-Receipt of Funds by the Administrative Agent. Unless the Administrative Agent shall have been notified by a Bank or the Company (the "Payor") prior to the date on which the Payor is to make payment to the Administrative Agent of (in the case of a Bank) the proceeds of a Loan to be made by such Bank hereunder or (in the case of the Company) a payment to the Administrative Agent for account of one or more of the Banks hereunder (such payment being herein called the "Required Payment"), which notice shall be effective upon receipt, that the Payor does not intend to make the Required Payment to the Administrative Agent, the Administrative Agent may assume that the Required Payment has been made and may, in reliance upon such assumption (but shall not be required to), make the amount thereof available to the intended recipient(s) on such date; and, if the Payor has not in fact made the Required Payment to the Administrative Agent, the recipient(s) of such payment shall, on demand, repay to the Administrative Agent the amount so made available together with interest thereon in respect of each day during the period commencing on the date (the "Advance Date") such amount was so made available by the Administrative Agent until the date the Administrative Agent recovers such amount at a rate per annum equal to the Federal Funds Rate for such day and, if such recipient(s) shall fail promptly to make such payment, the Administrative Agent shall be entitled to recover such amount, on demand, from the Payor, together with interest as aforesaid, provided that if neither the recipient(s) nor the Payor shall return the Required Payment to the Administrative Agent within three Business Days of the Advance Date, then, retroactively to the Advance Date, the Payor and the recipient(s) shall each be obligated to pay interest on the Required Payment as follows:

          (i) if the Required Payment shall represent a payment to be made by the Company to the Banks, the Company and the recipient(s) shall each be obligated retroactively to the Advance Date to pay interest in respect of the Required Payment at the Post-Default Rate (without duplication of the obligation of the Company under Section 3.02 hereof to pay interest on the Required Payment at the Post-Default Rate), it being understood that the return by the recipient(s) of the Required Payment to the Administrative Agent shall not limit such obligation of the Company under said Section
     3.02 to pay interest at the Post-Default Rate in respect of the Required Payment and

          (ii) if the Required Payment shall represent proceeds of a Loan to be made by the Banks to the Company, the Payor and the Company shall each be obligated retroactively to the Advance Date to pay interest in respect of the Required Payment pursuant to whichever of the rates specified in
     Section 3.02 hereof is applicable to the Type of such Loan, it being understood that the return by the Company of the Required Payment to the Administrative Agent shall not limit any claim the Company may have against the Payor in respect of such Required Payment.

     4.07 Sharing of Payments, Etc.

     (a) If any Bank shall obtain from the Company payment of any principal of or interest on any Loan of any Class owing to it or payment of any other amount under this Agreement through the exercise of any right of set-off, banker's lien or counterclaim or similar right or otherwise (other than from the Administrative Agent as provided herein), and, as a result of such payment, such Bank shall have received a greater percentage of the principal of or interest on the Loans of such Class or such other amounts then due hereunder by the Company to such Bank than the percentage received by any other Bank, it shall promptly purchase from such other Banks participations in (or, if and to the extent specified by such Bank, direct interests in) the Loans of such Class or such other amounts, respectively, owing to such other Banks (or in interest due thereon, as the case may be) in such amounts, and make such other adjustments from time to time as shall be equitable, to the end that all the Banks shall share the benefit of such excess payment (net of any expenses that may be incurred by such Bank in obtaining or preserving such excess payment) pro rata in accordance with the unpaid principal of and/or interest on the Loans of such Class or such other amounts, respectively, owing to each of the Banks. To such end all the Banks shall make appropriate adjustments among themselves (by the resale of participations sold or otherwise) if such payment is rescinded or must otherwise be restored.

     (b) The Company agrees that any Bank so purchasing such a participation (or direct interest) may exercise all rights of set-off, banker's lien, counterclaim or similar rights with respect to such participation as fully as if such Bank were a direct holder of Loans or other amounts (as the case may be) owing to such Bank in the amount of such participation.

     Section 5. Yield Protection, Etc.

     5.01 Additional Costs.

     (a) It is understood that the cost to the Banks of making or maintaining Eurodollar Loans may fluctuate as a result of the applicability of, or changes in, reserve requirements imposed by the Board of Governors of the Federal Reserve System of the United States, including but not limited to, reserve requirements under Regulation D in connection with Eurocurrency Liabilities (as defined in Regulation D) at the ratios provided for in Regulation D from time to time. The Company agrees to pay to each Bank from time to time, as provided in paragraph (c) below, such amounts as shall be necessary to compensate such Bank for the portion of the cost of making or maintaining any Eurodollar Loans made by it resulting from any such reserve requirements, it being understood that the rates of interest applicable to Eurodollar Loans hereunder have been determined on the hypothetical assumption that no such reserve requirements exist or will exist and that such rates do not reflect costs imposed on such Bank in connection with such reserve requirements. It is agreed that for purposes of this paragraph (a) the Eurodollar Loans made hereunder shall be deemed to constitute Eurocurrency Liabilities (as defined in Regulation D) and to be subject to the reserve requirements of Regulation D without benefit or credit of proration, exemptions or offsets which might otherwise be available to such Bank from time to time under Regulation D.

     (b) In the event that after the date hereof any change in conditions or in applicable law, rule or regulations or in the interpretation or administration thereof (including, without limitation, any request, guideline or policy not having the force of law) by any authority charged with the administration or interpretation thereof shall occur which shall:

          (i) subject any Bank to any tax with respect to any Eurodollar Loan (other than any tax on the overall net income of such Bank imposed by the United States of America or by the jurisdiction in which such Bank has its principal office or any political subdivision or taxing authority therein);

     or

          (ii) change the basis of taxation of any payment to any Bank of principal of or interest on any Eurodollar Loan or other fees and amounts payable hereunder, or any combination of the foregoing; or

          (iii) impose, modify or deem applicable any reserve, deposit, capital adequacy or similar requirement against any assets held by, deposits with or for the account of or loans or commitments by an office of any Bank; or

          (iv) impose upon any Bank or the London interbank market any other condition with respect to the Eurodollar Loans or this Agreement;

and the result of any of the foregoing shall be to increase the actual cost of such Bank of making or maintaining any Eurodollar Loan hereunder or to reduce the amount of any payment (whether of principal, interest or otherwise) received or receivable by such Bank, or to require such Bank to make any payment in connection with any Eurodollar Loan, or to reduce the rate of return on capital of such Bank as a consequence of such Bank's obligations hereunder to a level below that which such Bank could have achieved but for such change, in each case by or in an amount which such Bank in its sole judgment shall deem material, then and in each such case the Company shall pay to such Bank, as provided in paragraph (c) below (but without duplication of the payments required under paragraph (a) above), such amounts as shall be necessary to compensate such Bank for such cost, reduction or payment.

     (c) Each Bank shall deliver to the Company, with a copy to the Administrative Agent, from time to time one or more certificates setting forth the amounts due under paragraphs (a) and (b) above, the reserve requirements or changes as a result of which such amounts are due and the manner of computing such amounts. Each such certificate shall be conclusive in the absence of manifest error. The Company shall pay the amounts shown as due on any such certificate within 10 Business Days after its receipt of the same. No failure on the part of any Bank to demand compensation under paragraph (a) or (b) above on any one occasion shall constitute a waiver of its right to demand such compensation on any other occasion. The protection of this Section 5.01 shall be available to each Bank regardless of any possible contention of the invalidity or inapplicability of any law, regulation or other condition which shall give rise to any demand by such Bank for compensation hereunder; provided, however, that if any Bank shall receive a reimbursement of any additional tax assessment or other amount as a result of such contention, such Bank shall remit such reimbursed funds to the Company to the extent that the Company had paid such amounts to such Bank less any expenses reasonably incurred by such Bank.

     (d) Each Bank shall notify the Company, with a copy of such notice to the Administrative Agent, as to the existence of any change described in paragraphs
(a) and (b) above as promptly as practicable after gaining knowledge thereof. If the Company shall receive notice of such determination from any Bank, the Company may either (i) convert such Bank's Eurodollar Loans to Base Rate Loans, or (ii) prepay, without premium (but subject in either case to the payments required by Sections 5.01(a) and (b) and 5.04 hereof), upon at least three Business Days' prior written or telex notice to such Bank, but not more than fifteen days after receipt of notice from such Bank, all such Bank's Loans outstanding together with interest and facility fee accrued to the date of prepayment on such amount and the aggregate Commitments shall be reduced by an amount equal to such Bank's Commitment and such Bank's Commitment shall be reduced to zero.

     (e) Any Bank claiming any additional amounts payable pursuant to paragraph
(b) above shall use its best efforts (consistent with its internal policy and legal and regulatory restrictions) to change the jurisdiction of its applicable lending office so as to eliminate the amount of any such costs or additional amounts which may thereafter accrue; provided that no such change shall be made if, in the sole reasonable judgment of such Bank, such change would be disadvantageous to such Bank.

     5.02 Limitation on Types of Loans.

     In the event, and on each occasion, that on the day two Business Days prior to the commencement of any Interest Period for any Fixed Rate Loan, any Bank shall have determined (which determination shall be conclusive and binding upon the Company absent manifest error) (x) that dollar deposits in the amount of the principal amount of such Fixed Rate Loan are not generally available in the London interbank market, or (y) that, in the event that clause (ii) of the definition of "Eurodollar Rate" in Section 1.01 hereof is the basis for determining the rate of interest for Fixed Rate Loans for such Interest Period, the rate at which such dollar deposits are being offered will not adequately and fairly reflect the cost to such Bank of making or maintaining the principal amount of such Fixed Rate Loan during such Interest Period, or reasonable means do not exist for ascertaining the Eurodollar Rate, such Bank shall, as soon as practicable thereafter, give notice of such determination to the Administrative Agent and the other Banks and the Company. If the Company shall receive notice of such determination, (i) in respect of any such Eurodollar Loan the Company may either (A) withdraw its request for a Eurodollar Loan from such Bank and/or
(B) request a Base Rate Loan be made by such Bank or (C) terminate the Commitment of such Bank, and at the end of the then current Interest Period for each outstanding Loan repay all such Bank's Loans outstanding together with interest and facility fee accrued to the date of such payment on such amount (the aggregate Commitments shall be reduced by an amount equal to such Bank's Commitment) and (ii) in respect of any LIBOR Bid Loan, such Bank's obligation to make such LIBOR Bid Loan shall be terminated.

     5.03 Illegality.

     (a) Notwithstanding anything to the contrary contained elsewhere in this Agreement, if any change after the date hereof in law or regulation or in the interpretation thereof by any governmental authority charged with the administration thereof shall make it unlawful for a Bank to make or maintain any Fixed Rate Loan or to give effect to its obligations as contemplated hereby with respect to a Eurodollar Loan, then, by notice to the Company with a copy to the Administrative Agent, such Bank may:

          (i) declare that Eurodollar Loans will not thereafter be made by such Bank hereunder, whereupon such Bank's pro rata portion of any subsequent Eurodollar Loan shall instead be a Base Rate Loan, unless such declaration is subsequently withdrawn;

          (ii) require that all outstanding Eurodollar Loans be converted to Base Rate Loans, whereupon all of such Eurodollar Loans shall be automatically converted to Base Rate Loans as of the effective date of such notice as provided in paragraph (b) below (notwithstanding the provisions of Section 2.10 hereof); and

          (iii) refuse to make any LIBOR Bid Loan that it has agreed to make.

     (b) For purposes of this Section 5.03, a notice to the Company by any Bank pursuant to paragraph (a) above shall be effective, if lawful, and if any Fixed Rate Loans shall then be outstanding, on the last day of the then current Interest Period; otherwise, such notice shall be effective on the date of receipt by the Company.

     5.04 Compensation. The Company shall pay to the Administrative Agent for account of each Bank, upon the request of such Bank through the Administrative Agent, such amount or amounts as shall be sufficient (in the reasonable opinion of such Bank) to compensate it for any loss, cost or expense that such Bank determines is attributable to:

          (a) any payment, mandatory or optional prepayment or Conversion of a Fixed Rate Loan or Absolute Rate Loan made by such Bank for any reason (including, without limitation, the acceleration of the Loans pursuant to Section 9 hereof) on a date other than the last day of the Interest Period for such Loan; or

          (b) any failure by the Company for any reason (including, without limitation, the failure of any of the conditions precedent specified in
     Section 6 hereof to be satisfied) to borrow a Fixed Rate Loan or Absolute Rate Loan (with respect to which, in the case of a Competitive Bid Loan, the Company has accepted a Competitive Bid Quote) from such Bank on the date for such borrowing specified in the relevant notice of borrowing given pursuant to Section 2.02 or 2.03(b) hereof.

Without limiting the effect of the preceding sentence, such compensation shall include for each Bank on demand an amount equal to any loss incurred or to be incurred by it in the reemployment of the funds released by any (i) failure of the Company to accept a Loan following a request therefor; or (ii) prepayment of any Fixed Rate Loan (whether as a result of a reduction in Commitment or otherwise) permitted under Section 2.10 hereof or any prepayment or conversion of such a Loan required or permitted by any other provision of this Agreement, in each case if such Loan is prepaid or converted other than on the last day of the Interest Period for such Loan. Such loss shall be the excess, if any, as reasonably determined by each Bank of its cost of obtaining the funds for the Loan not accepted or being prepaid or converted over the amount realized by such Bank in reemploying the funds received from the Company's failure to accept the Loan, in prepayment or realized from the Loan so converted, in each case during the period from the date of such failure, prepayment or conversion to the end of the Interest Period of the Loan being requested, prepaid or converted. Each Bank shall deliver to the Company from time to time and upon demand by the Company one or more certificates setting forth the cost of obtaining the funds for the Loan not accepted or prepaid or converted and the amount realized by such Bank in reemploying the funds received in prepayment or realized from the Loan so converted.

     5.05 U.S. Taxes. Prior to the date of the initial Loan hereunder, and from time to time thereafter if requested by the Company, each Bank and the Swingline Bank, in each case if organized under the laws of a jurisdiction outside the United States, shall provide the Company with the forms prescribed by the Internal Revenue Service of the United States certifying such Bank's exemption from United States withholding taxes with respect to all payments to be made to such Bank hereunder and under the Notes. Unless the Company has received forms or other documents satisfactory to it indicating that payments hereunder or under any Note are not subject to United States withholding tax or are subject to such tax at a rate reduced by an applicable tax treaty, the Company may withhold taxes from such payments at the applicable statutory rate in the case of payments to or for any Bank organized under the laws of a jurisdiction outside the United States. Notwithstanding any provision in this Section
5.05 to the contrary, in the event the Company withholds such taxes from payments made by the Company, the Company shall not be required to increase the amount of such payment to such Bank or the Swingline Bank in order to compensate such Bank or the Swingline Bank for the amount withheld.

     5.06 Replacement of Banks. So long as no Event of Default has occurred and is continuing, the Company, upon three Business Days' notice, may require that any Bank (a "Replaced Bank") transfer all of its right, title and interest under this Agreement and such Replaced Bank's Notes, if any, to any bank or other financial institution (which may be an existing Bank) (a "Proposed Bank") identified by the Company so long as (i) if the Proposed Bank is not an existing Bank, such Proposed Bank is satisfactory to the Administrative Agent in its reasonable determination, (ii) (y) such Proposed Bank agrees to assume all of the obligations of such Replaced Bank hereunder, and to purchase all of such Replaced Bank's Loans hereunder for consideration equal to the aggregate outstanding principal amount of such Replaced Bank's Loans, together with interest thereon to the date of such purchase, and arrangements satisfactory to such Replaced Bank in its reasonable determination are made for payment to such Replaced Bank of all other amounts payable hereunder to such Replaced Bank on or prior to the date of such transfer (including any fees accrued hereunder and any amounts that would be payable under Section 5.04 hereof as if all of such Replaced Bank's Loans were being prepaid in full on such date), or (z) other arrangements satisfactory to the Replaced Bank, the Proposed Bank and the Company are made and (iii) as a result of such replacement the Proposed Bank's Commitment is not greater than 20% of the aggregate amount of the Commitments. Subject to the provisions of Section 11.06(b) hereof, such Proposed Bank shall be a "Bank" for all purposes hereunder. Without prejudice to the survival of any other agreement of the Company hereunder the agreements of the Company contained in Sections 5.01 and 11.03 hereof (without duplication of any payments made to such Replaced Bank by the Company or the Proposed Bank) shall survive for the benefit of such Replaced Bank under this Section 5.06 with respect to the time prior to such replacement.


     Section 6. Conditions Precedent.

     6.01 Initial Loan. The obligation of any Bank to make its initial Loan hereunder is subject to the conditions precedent that the Administrative Agent shall have received the following documents (with sufficient copies for each Bank), each of which shall be satisfactory to the Administrative Agent (and to the extent specified below, to each Bank) in form and substance (which conditions may be satisfied on the date of the execution and delivery of this Agreement):

          (a) Corporate Documents. Certified copies of the charter and by-laws (or equivalent documents) of the Company, a long-form certificate of good standing for the Company from the office of the Secretary of State of the State of Delaware and certified copies of all corporate authority for the Company (including, without limitation, board of director resolutions and evidence of the incumbency, including specimen signatures, of officers) with respect to the execution, delivery and performance of this Agreement and the Notes and each other document to be delivered by the Company from time to time in connection herewith and the Loans hereunder (and the Administrative Agent and each Bank may conclusively rely on such certificate until it receives notice in writing from the Company to the contrary).

          (b) Opinion of Counsel to the Company. An opinion of Cahill, Gordon & Reindel, counsel to the Company, substantially in the form of Exhibit A hereto (and the Company hereby instructs such counsel to deliver such opinion to the Banks and the Administrative Agent).

          (c) Opinion of Special New York Counsel to Chase. An opinion of Milbank, Tweed, Hadley & McCloy, special New York counsel to Chase, substantially in the form of Exhibit B hereto (and Chase hereby instructs such counsel to deliver such opinion to the Banks).

          (d) Other Documents. Such other documents as the Administrative Agent or any Bank or special New York counsel to Chase may reasonably request.

     6.02 Initial and Subsequent Loans. The obligation of any Bank or the Swingline Bank to make any Loan (including any Competitive Bid Loan and such Bank's initial Syndicated Loan and any Swingline Loan) to the Company upon the occasion of each borrowing hereunder is subject to the further conditions precedent that, both immediately prior to the making of such Loan and also after giving effect thereto and to the intended use thereof:

          (a) no Event of Default (and, if such borrowing will increase the outstanding aggregate principal amount of the Loans of any Bank hereunder, no Default) shall have occurred and be continuing; and

          (b) the representations and warranties made by the Company in Section 7 hereof (other than Sections 7.05 and 7.07 hereof) shall be true and complete on and as of the date of the making of such Loan with the same force and effect as if made on and as of such date (or, if any such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date).

Each notice of borrowing by the Company hereunder shall constitute a certification by the Company to the effect set forth in the preceding sentence (both as of the date of such notice and as of the date of such borrowing).


     Section 7. Representations and Warranties. The Company represents and warrants to the Administrative Agent, the Swingline Bank and the Banks that:

     7.01. Organization, Corporate Powers. (a) The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware; (b) the Company (i) has the corporate power and authority to own its Property and to carry on its business as now conducted and (ii) is qualified to do business in every jurisdiction where such qualification is necessary in view of the properties owned or business transacted by it; and (c) the Company has the corporate power to execute, deliver and perform this Agreement, to borrow hereunder and to execute and deliver the Notes.

     7.02. Authorization. The execution, delivery and performance of this Agreement, the borrowings hereunder and the execution and delivery of the Notes,
(a) have been duly authorized by all requisite corporate action on the part of the Company and (b) will not (i) violate (A) any provision of law applicable to the Company, the certificate of incorporation or by-laws of the Company, (B) any applicable order of any court or other agency of government or (C) any indenture, any agreement for borrowed money, any bond, note or other similar instrument or any other material agreement to which the Company or any of its Subsidiaries is a party or by which the Company or any of its Subsidiaries or any of their respective Properties is bound, (ii) be in conflict with, result in a breach of or constitute (with due notice or lapse of time or both) a default under any such indenture, agreement, bond, note, instrument or other material agreement or (iii) result in the creation or imposition of any Lien upon any Property of the Company.

     7.03. Governmental Approval. No action, consent or approval of, or registration or filing with, or any other action by any governmental agency, bureau, commission or court is required in connection with the execution, delivery and performance by the Company of this Agreement, the borrowings hereunder or the execution and delivery of the Notes.

     7.04. Financial Statements. The Company has heretofore furnished to each Bank its audited consolidated financial statements as at December 31, 1996 and for the twelve-month period then ended. Such financial statements were prepared in accordance with generally accepted accounting principles consistently applied and present fairly the consolidated financial condition and results of operations of the Company and its Subsidiaries as of the date and for the period indicated, and such balance sheet shows all known direct liabilities and all known contingent liabilities of a material nature of the Company and its Subsidiaries.

     7.05. No Material Adverse Change. There has been no material adverse change in the business, assets, condition (financial or otherwise) or results of operations of the Company and its Subsidiaries taken as a whole since December 31, 1996.

     7.06. Title to Properties. All material assets of the Company and its Subsidiaries are free and clear of Liens, except such as are permitted by
Section 8.07 hereof.

     7.07. Litigation. There are no lawsuits in any court or other proceedings before any arbitrator or by or before any governmental commission, board, bureau or other administrative agency, pending, or, to the knowledge of the Company, threatened, the ultimate disposition of which should have a material adverse effect on the consolidated financial condition or business of the Company and its Subsidiaries taken as a whole; and neither the Company nor any of its Subsidiaries is in default with respect to any judgment, writ, injunction, decree, rule or regulation of any court or Federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which default would have a material adverse effect on the Company and its Subsidiaries taken as a whole.

     7.08. Tax Returns. All material assessed deficiencies resulting from examinations of the Federal income tax returns of the Company and its Subsidiaries by the Internal Revenue Service have been discharged or reserved against in full. The Company and each of its Subsidiaries have filed or caused to be filed all Federal, state and local tax returns which, to the knowledge of the Company, are required to be filed and have paid or caused to be paid all taxes as shown on such returns or on any assessment received by it or by any of them to the extent that such taxes have become due, except taxes the validity of which is being contested in good faith by appropriate proceedings or the nonpayment of which would not have a material adverse effect on the financial condition of the Company and its Subsidiaries taken as a whole.

     7.09. Agreements. Neither the Company nor any of its Principal Subsidiaries is in material default in the performance, observance or fulfillment of any obligation, covenant or condition contained in any material agreement or instrument to which it is a party.

     7.10. Employee Benefit Plans. Each of the Company and its Subsidiaries is in compliance in all material respects with the applicable provisions of ERISA and the regulations and published interpretations thereunder. No Reportable Event has occurred with respect to any Plan administered by the Company or any of its Subsidiaries or any administrator designated by the Company or any of its Subsidiaries. As of the date of the most recent actuarial valuation of each Plan administered by the Company, its Domestic Subsidiaries and administrators designated by the Company or any of its Subsidiaries, the aggregate present value of all vested accrued benefits under all such Plans (determined in accordance with the assumptions specified in such actuarial valuations) did not exceed the fair market value of the aggregate assets of such Plans by more than $10,000,000.

     7.11. Federal Reserve Regulations. Neither the Company nor any of its Subsidiaries is engaged principally, or as one of its important activities, in the business of extending credit for the purposes of purchasing or carrying any margin stock (within the meaning of Regulation U). Following application of the proceeds of each Loan, not more than 25 percent (or such greater or lesser percentage as provided in Regulation U in effect at the time of the making of such Loan) of the value of the Property (either of the Company only or of the Company and its Subsidiaries on a consolidated basis) subject to the provisions of Sections 8.07 or 8.08 hereof will be margin stock (within the meaning of Regulation U).

     7.12. Investment Company Act. Neither the Company nor any of its Subsidiaries is an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

     7.13. Public Utility Holding Company Act. Neither the Company nor any of its Subsidiaries is a "holding company", or an "affiliate" of a "holding company" or a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

     Section 8. Covenants of the Company. The Company covenants and agrees with the Administrative Agent, the Swingline Bank and the Banks that, so long as any Commitment or Loan is outstanding and until payment in full of all amounts payable by the Company hereunder:

     8.01. Corporate Existence. The Company shall do, and shall cause each of its Principal Subsidiaries to do, all things necessary to preserve, renew and keep in full force and effect its corporate existence, material rights, licenses, permits and franchises and comply with all laws and regulations applicable to it; at all times maintain and preserve all Property used or useful in the conduct of its business and keep the same in good repair, working order and conditions, and from time to time make, or cause to be made, all needful and proper repairs, renewals and replacements thereto, so that the business carried on in connection therewith may be properly conducted at all times.

     8.02. Insurance. The Company shall, and shall cause each of its Principal Subsidiaries to, (a) keep its insurable Properties adequately insured at all times; (b) maintain such other insurance, to such extent and against such risks, including fire and other risks insured against by extended coverage, as is customary with companies in the same or similar businesses; (c) maintain in full force and effect public liability insurance against claims for personal injury or death or property damage occurring upon, in, about or in connection with the use of any properties owned, occupied or controlled by the Company or any Principal Subsidiary, as the case may be, in such amount as the Company or such Principal Subsidiary, as the case may be, shall reasonably deem necessary; and
(d) maintain such other insurance as may be required by law.

     8.03. Obligations and Taxes. The Company shall pay, and shall cause each of its Principal Subsidiaries to pay, all its material indebtedness and obligations promptly and in accordance with their terms and pay and discharge promptly all material taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or in respect of its Property, before the same shall become in default, as well as all material lawful claims for labor, materials and supplies or otherwise which, if unpaid, might become a Lien or charge upon such properties or any part thereof; provided, however, that neither the Company nor any of its Principal Subsidiaries shall be required to pay and discharge or to cause to be paid and discharged any such tax, assessment, charge, levy or claim so long as the validity or amount thereof shall be contested in good faith by appropriate proceedings and provided the Company shall have set aside on its books reserves which the Company deems adequate with respect thereto.

     8.04. Financial Statements, Reports, etc. The Company shall furnish to each Bank and the Swingline Bank:

     (a) within 95 days after the end of each fiscal year of the Company (being December 31 in each calendar year), an audited consolidated balance sheet of the Company and its Subsidiaries and the related audited consolidated statement of earnings showing the financial condition of the Company and its Subsidiaries as of the close of such fiscal year and the results of their operations during such year, and a consolidated statement of stockholders' equity and a consolidated statement of cash flows, as of the close of such fiscal year, all the foregoing consolidated financial statements to be reported on by, and to carry the report acceptable to the Majority Banks of, the Company's independent public accountants (which shall be Coopers and Lybrand L.L.P. or another independent firm of nationally recognized certified public accountants), such financial statements to be in form acceptable to the Majority Banks in their reasonable determination;

     (b) within 50 days after the end of each of the first three fiscal quarters of each fiscal year, an unaudited consolidated balance sheet and unaudited consolidated statements of earnings and of cash flows showing the financial condition of the Company and its Subsidiaries as of the end of each such quarter and the results of operations for the then-elapsed portion of the fiscal year, certified by a Financial Officer of the Company as being correct and complete and as presenting fairly the financial position and results of operations of the Company and its Subsidiaries and as having been prepared in accordance with generally accepted accounting principles consistently applied, in each case subject to normal year-end audit adjustments;

     (c) concurrently with (a) above, a certificate of the firm referred to therein (which certificate may be limited to accounting matters and disclaim responsibility for legal interpretations) certifying that to the best of its knowledge no Default has occurred and is continuing or, if such a Default has occurred and is continuing, specifying the nature and extent thereof;

     (d) concurrently with (a) and (b) above, a certificate of the Company setting forth in reasonable detail the computations necessary to determine whether the Company is in compliance with Sections 8.09 hereof as of the end of the respective quarterly fiscal period or fiscal year; and

     (e) promptly, from time to time, such other information regarding the financial condition of the Company and its Subsidiaries (and the identities, net income and assets of Principal Subsidiaries) as the Administrative Agent or any Bank may reasonably request.

     8.05. Notices and Delivery of Certain Documents. The Company shall give the Administrative Agent and each Bank prompt notice of any Default and furnish each Bank with copies of all press releases issued by the Company, all filings made by the Company with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and all written communications from the Company to its shareholders generally.

     8.06. ERISA. The Company shall, and shall cause each of its Subsidiaries to, (a) comply in all material respects with the applicable provisions of ERISA and (b) furnish to each Bank, (i) as soon as possible, and in any event within 30 days after any officer of the Company knows that any Reportable Event with respect to any Plan with vested unfunded liabilities in excess of $5,000,000 has occurred, a statement of a Financial Officer setting forth details as to such Reportable Event and the action, if any, that the Company proposes to take with respect thereto, together with a copy of the notice of such Reportable Event given to the PBGC, (ii) at the request of any Bank, promptly after the filing thereof with the United States Secretary of Labor or the PBGC, copies of each annual or other report, if any, with respect to any Plan, and (iii) promptly after receipt thereof, a copy of any notice the Company or any of its Subsidiaries may receive from the PBGC relating to the intention of the PBGC to terminate any Plan with vested unfunded liabilities in excess of $5,000,000 or to appoint a trustee to administer any such Plan.

     8.07. Liens. The Company shall not, and shall not permit any of its Subsidiaries to, incur, create or permit to exist any Lien on any of its Property now owned or hereafter acquired by the Company or any of its Subsidiaries, other than:

     (a) Liens for taxes or assessments and similar charges either (i) not delinquent or (ii) being contested in good faith by appropriate proceedings and as to which the Company or such Subsidiary, as the case may be, shall have set aside on its books adequate reserves;

     (b) Liens incurred or pledges and deposits made in connection with worker's compensation, unemployment insurance, old-age pensions and social security benefits or securing the performance of bids, tenders, leases, contracts (other than for obligations incurred in connection with the borrowing of money or the obtaining of advances or credit), and statutory obligations of like nature, incurred as an incident to and in the ordinary course of business;

     (c) materialmen's, mechanics', repairmen's, employees', operators' or other similar Liens or charges arising in the ordinary course of business incidental to construction, maintenance or operation of any Property of the Company or any of its Subsidiaries which have not at the time been filed pursuant to law and any such Liens and charges incidental to construction, maintenance or operation of any Property of the Company or any of its Subsidiaries, which, although filed, relate to obligations not yet due or the payment of which is being withheld as provided by law, or to obligations the validity of which is being contested in good faith by appropriate proceedings;

     (d) zoning restrictions, easements, licenses, reservations, provisions, covenants, conditions, waivers, restrictions on the use of property or minor irregularities of title (and with respect to leasehold interests, mortgages, obligations, Liens and other encumbrances incurred, created, assumed or permitted to exist and arising by, through or under asserted by a landlord or owner of the leased property, with or without consent of the lessee), which will not individually or in the aggregate interfere materially with the use or operation by the Company or any of its Subsidiaries of the Property affected thereby for the purposes for which such Property was acquired or is held by the Company or any of its Subsidiaries;

     (e) Liens created by or resulting from any litigation or proceeding which is currently being contested in good faith by appropriate proceedings and as to which levy and execution have been stayed and continue to be stayed;

     (f) Liens consisting of repurchase agreements entered into in the ordinary course of business relating to precious metals contracts purchased by the Company or any of its Subsidiaries;

     (g) Liens incidental to the conduct of its business or the ownership of its Property which were not incurred in connection with the borrowing of money or the obtaining of advances or credit and which do not in the aggregate materially detract from the value of the Property subject thereto or materially impair the use thereof in the operation of its business;

     (h) Liens on Property of a Subsidiary of the Company to secure obligations of such Subsidiary to the Company or another Subsidiary of the Company;

     (i) Liens arising in connection with letter of credit trade transactions, provided that the Company or any of its Subsidiaries, as the case may be, discharges within 30 days its obligation to pay the indebtedness to banks arising from payments made by such banks under such letters of credit; and

     (j) other Liens, provided that the aggregate of all Properties and assets of the Company and its Subsidiaries which are subject to or affected by such Liens and which would properly be classified as assets on a consolidated balance sheet prepared in accordance with generally accepted accounting principles (including all leases (other than leases of office space and research and development facilities, if any) that would be required to be reflected as capital leases pursuant to such principles) does not at any time have a value on the books of the Company and its Subsidiaries in excess of 25% of the Consolidated Tangible Net Worth calculated for the quarter most recently ended.

     8.08. Consolidations, Mergers and Sales of Assets. The Company shall not, and the Company shall not permit any of its Principal Subsidiaries to, merge or consolidate with or into any other Person or sell, lease, transfer or assign to any Person or otherwise dispose of (whether in one transaction or a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired), except that so long as immediately thereafter and after giving effect thereto no Default has occurred and is continuing, (a) the Company or a Principal Subsidiary may merge or consolidate with another corporation in a transaction in which the Company is the surviving entity or such Principal Subsidiary is the surviving entity and continues to be a Subsidiary of the Company, (b) the Company may merge or consolidate with another corporation in a transaction in which such other corporation is the surviving entity if such other corporation is acceptable to the Majority Banks in their reasonable determination and such other corporation effectively assumes and agrees to perform and discharge all the obligations of the Company under this Agreement and under the Notes pursuant to a written instrument or instruments satisfactory to the Banks and counsel for the Banks in their reasonable determination, and
(c) any Principal Subsidiary may (i) merge or consolidate with the Company or into another Subsidiary of the Company which continues to be a Subsidiary after such transaction or (ii) sell, lease, transfer, assign or otherwise dispose of (whether in one transaction or series of transactions) all or substantially all of its Property (whether now owned or hereafter acquired) to the Company or to another Subsidiary of the Company which continues to be a Subsidiary after such transaction or transactions.

     8.09. Minimum Consolidated Tangible Net Worth. The Company shall not permit at any time Consolidated Tangible Net Worth to be less than $620,000,000.

     8.10. Use of Proceeds. The Company shall use the proceeds of the Loans for general corporate purposes, including, without limitation, acquisition financing; provided, however, (a) that the proceeds of any Swingline Loan may not be used to repay or prepay any other Swingline Loan and (b) that no Loan shall be available if the Majority Banks, in their sole discretion and upon notice to the Company explaining the basis, refuse to make any Loan the proceeds of which will be used by the Company in an acquisition which the Majority Banks have reasonable cause to believe is opposed by the acquired Person's board of directors or other governing body or is likely to be hostile or unfriendly; provided, further, that no Bank may refuse to make any Loan pursuant to this
Section 8.10 if the Company presents a certified resolution of the board of directors or other governing body of the acquired entity approving, supporting or otherwise evidencing agreement with the proposed acquisition. None of the Administrative Agent, any Bank or the Swingline Bank shall have any responsibility as to the use of any of such proceeds.

     Section 9. Events of Default. If one or more of the following events (herein called "Events of Default") shall occur and be continuing:

     (a) any representation or warranty made in connection with this Agreement or with the execution and delivery of the Notes or the borrowings hereunder or any statement or representation made in any report, certificate, financial statement or other instrument furnished by the Company to the Administrative Agent, the Swingline Bank or the Banks pursuant to this Agreement shall prove to have been false or misleading in any material respect when made or delivered;

     (b) default shall be made in the payment of any principal or interest hereunder or of any fees or other amounts payable by the Company hereunder, when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or by acceleration thereof or otherwise, and, in the case of payments other than of any principal amount hereunder, such default shall continue unremedied for three days;

     (c) default shall be made with respect to any agreement or other evidence of indebtedness or liability for borrowed money in excess of $50,000,000 (other than hereunder) of the Company or any Principal Subsidiary if the effect of such default is to accelerate the maturity of such indebtedness or liability or to require the prepayment thereof or to permit the holder or holders thereof (or a trustee on behalf of the holder or holders thereof) to cause such indebtedness to become due prior to the stated maturity thereof, or any such indebtedness or liability shall become due and shall not be paid prior to the expiration of any period of grace;

     (d) default shall be made in the due observance or performance of Section
8.09 hereof;

     (e) default shall be made in the due observance or performance of any other covenant, condition or agreement to be observed or performed by the Company pursuant to the terms hereof and such default shall continue unremedied for 10 days after written notice thereof to the Company by any Bank;

     (f) the Company or any Principal Subsidiary shall file one or more petitions or answers or consents seeking relief under Title 11 of the United States Code, as now or hereafter constituted, or any other applicable foreign, Federal or state bankruptcy, insolvency or similar law or laws, or shall consent to the institution of proceedings thereunder or to the filing of any such petition or to the appointment of or taking of possession of the Company or any Principal Subsidiary, as the case may be, or any Property of any of the same, by, one or more receivers, liquidators, assignees, trustees, custodians, sequestrators or other similar officials or the Company or any Principal Subsidiary shall make one or more assignments for the benefit of creditors, or shall become unable generally to pay its debts as they become due, or the Company or any Principal Subsidiary shall take action in furtherance of any such action;

     (g) one or more decrees or orders shall be entered by one or more courts having jurisdiction in the premises for relief in respect of the Company or any Principal Subsidiary under Title 11 of the United States Code, as now or hereafter constituted, or any other applicable foreign, Federal or state bankruptcy, insolvency or similar law or laws, or appointing one or more receivers, liquidators, assignees, trustees, sequestrators or similar officials of the Company or any Principal Subsidiary, as the case may be, or of any Property of any of the same, or ordering the winding up or liquidation of the affairs of the Company or any Principal Subsidiary, and any one or more such decrees or orders shall continue unstayed and in effect for a period of 60 days;

     (h) final judgment for the payment of money in excess of an aggregate of $50,000,000 and not fully covered by insurance shall be rendered against the Company or any Principal Subsidiary and the same shall remain undischarged for a period of 60 consecutive days during which execution shall not be effectively stayed;

     (i) A Reportable Event shall have occurred with respect to any Plan with vested unfunded liabilities in excess of $5,000,000 which the Majority Banks determine constitutes reasonable grounds for the termination of such Plan by the PBGC or for the appointment by the appropriate United States District Court of a trustee to administer such Plan or a trustee shall be appointed by a United States District Court to administer any Plan with vested unfunded liabilities in excess of $5,000,000; or the PBGC shall institute proceedings to terminate any Plan with vested unfunded liabilities in excess of $5,000,000; or the withdrawal by the Company or any Subsidiary from a Multiemployer Plan giving rise to Withdrawal Liability in excess of $5,000,000;

     (j) a material adverse change shall have occurred in the business, assets, condition (financial or otherwise) or results of operations of the Company and its Subsidiaries taken as a whole since December 31, 1996; or

     (k) a Change in Control of the Company shall have occurred; for purposes of this paragraph (k), a "Change in Control" shall mean the acquisition by any Person (other than the Company) or group (as defined in the Securities Exchange Act of 1934) of twenty-five percent (25%) or more of any class of securities of the Company entitled to vote in election of directors, other than a Person or group who as of the date hereof holds 25% or more of any such class of securities;

THEREUPON: (1) in the case of an Event of Default other than one referred to in clause (f) or (g) of this Section 9 with respect to the Company, (A) the Administrative Agent, with the approval of the Majority Banks, may and, upon request of the Majority Banks (or with respect to Swingline Loans, upon the request of the Swingline Bank), will, by notice to the Company, terminate the Commitments (and/or the Swingline Commitment) and they shall thereupon terminate, and (B) the Administrative Agent, with the approval of the Majority Banks, may and, upon request of the Majority Banks shall, by notice to the Company declare the principal amount then outstanding of, and the accrued interest on, the Loans and all other amounts payable by the Company hereunder and under the Notes (including, without limitation, any amounts payable under Section 5.04 hereof) to be forthwith due and payable, whereupon such amounts shall be immediately due and payable without presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Company; and (2) in the case of the occurrence of an Event of Default referred to in clause (f) or (g) of this Section 9 with respect to the Company, the Commitments shall automatically be terminated and the principal amount then outstanding of, and the accrued interest on, the Loans and all other amounts payable by the Company hereunder and under the Notes (including, without limitation, any amounts payable under Section 5.04 hereof) shall automatically become immediately due and payable without presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Company.


     Section 10. The Administrative Agent.

     10.01. Appointment, Powers and Immunities. Each Bank and the Swingline Bank hereby appoints and authorizes the Administrative Agent to act as its agent hereunder with such powers as are specifically delegated to the Administrative Agent by the terms of this Agreement, together with such other powers as are reasonably incidental thereto. The Administrative Agent (which term as used in this sentence and in Section 10.05 and the first sentence of Section
10.06 hereof shall include reference to its affiliates and its own and its affiliates' officers, directors, employees and agents):

          (a) shall have no duties or responsibilities except those expressly set forth in this Agreement, and shall not by reason of this Agreement be a trustee for any Bank or the Swingline Bank;

          (b) shall not be responsible to the Banks or the Swingline Bank for any recitals, statements, representations or warranties contained in this Agreement, or in any certificate or other document referred to or provided for in, or received by any of them under, this Agreement, or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement, any Note or any other document referred to or provided for herein or for any failure by the Company to perform any of its obligations hereunder or thereunder;

          (c) shall not be required to initiate or conduct any litigation or collection proceedings hereunder; and

          (d) shall not be responsible for any action taken or omitted to be taken by it hereunder or under any other document or instrument referred to or provided for herein or in connection herewith, except for its own gross negligence or willful misconduct.

The Administrative Agent may employ agents and attorneys-in-fact and shall not be responsible for the negligence or misconduct of any such agents or attorneys-in-fact selected by it in good faith. The Administrative Agent may deem and treat the payee of a Note as the holder thereof for all purposes hereof unless and until a notice of the assignment or transfer thereof shall have been filed with the Administrative Agent, together with the consent of the Company to such assignment or transfer (to the extent required by Section 11.06(b) hereof).

     10.02. Reliance by Administrative Agent. The Administrative Agent shall be entitled to rely upon any certification, notice or other communication (including, without limitation, any thereof by telephone, telecopy, telegram or cable) believed by it to be genuine and correct and to have been signed or sent by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel, independent accountants and other experts selected by the Administrative Agent. As to any matters not expressly provided for by this Agreement, the Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder in accordance with instructions given by the Majority Banks (or, if so provided in Section 11.04 hereof, all of the Banks), and such instructions of the Majority Banks (or all of the Banks, as the case may be) and any action taken or failure to act pursuant thereto shall be binding on all of the Banks.

     10.03. Defaults. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of a Default unless the Administrative Agent has received notice from a Bank, the Swingline Bank or the Company specifying such Default and stating that such notice is a "Notice of Default". In the event that the Administrative Agent receives such a notice of the occurrence of a Default, the Administrative Agent shall give prompt notice thereof to the Banks and the Swingline Bank. The Administrative Agent shall (subject to Section 10.07 hereof) take such action with respect to such Default as shall be directed by the Majority Banks or in the case of Swingline Loans, the Swingline Bank, provided that, unless and until the Administrative Agent shall have received such directions, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default as it shall deem advisable in the best interest of the Banks except to the extent that this Agreement expressly requires that such action be taken, or not be taken, only with the consent or upon the authorization of the Majority Banks or all of the Banks.

     10.04. Rights as a Bank. With respect to its Commitment, Swingline Commitment and the Loans made by it, Chase (and any successor acting as Administrative Agent) in its capacity as a Bank or the Swingline Bank hereunder shall have the same rights and powers hereunder as any other Bank and may exercise the same as though it were not acting as the Administrative Agent, and the term "Bank" or "Banks" or "Swingline Bank" shall, unless the context otherwise indicates, include the Administrative Agent in its individual capacity. Chase (and any successor acting as Administrative Agent) and its affiliates may (without having to account therefor to any Bank) accept deposits from, lend money to, make investments in and generally engage in any kind of banking, trust or other business with the Company (and any of its Subsidiaries or affiliates) as if it were not acting as the Administrative Agent, and Chase (and any such successor) and its affiliates may accept fees and other consideration from the Company for services in connection with this Agreement or otherwise without having to account for the same to the Banks or the Swingline Bank.

     10.05. Indemnification. The Banks agree to indemnify the Administrative Agent (to the extent not reimbursed under Section 11.03 hereof, but without limiting the obligations of the Company under said Section 11.03) ratably in accordance with their respective Commitments (and, after the Commitments have been terminated, ratably in accordance with the aggregate principal amount of the Loans held by the Banks), for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever that may be imposed on, incurred by or asserted against the Administrative Agent (including by any Bank) arising out of or by reason of any investigation in or in any way relating to or arising out of this Agreement or any other documents contemplated by or referred to herein or the transactions contemplated hereby (including, without limitation, the costs and expenses that the Company is obligated to pay under Section 11.03 hereof but excluding unless a Default has occurred and is continuing, normal administrative costs and expenses incident to the performance of its agency duties hereunder) or the enforcement of any of the terms hereof or of any such other documents, provided that no Bank shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the party to be indemnified.

     10.06. Non-Reliance on Administrative Agent and Other Banks. Each Bank agrees that it has, independently and without reliance on the Administrative Agent, any Co-Arranger or any other Bank, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Company and its Subsidiaries and decision to enter into this Agreement and that it will, independently and without reliance upon the Administrative Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement. The Administrative Agent shall not be required to keep itself informed as to the performance or observance by the Company of this Agreement or any other document referred to or provided for herein or to inspect the Properties or books of the Company or any of its Subsidiaries. Except for notices, reports and other documents and information expressly required to be furnished to the Banks by the Administrative Agent hereunder, the Administrative Agent shall not have any duty or responsibility to provide any Bank with any credit or other information concerning the affairs, financial condition, operations, business, Properties, liabilities or prospects of the Company or any of its Subsidiaries (or any of their affiliates) that may come into the possession of the Administrative Agent or any of its affiliates.

     10.07. Failure to Act. Except for action expressly required of the Administrative Agent hereunder, the Administrative Agent shall in all cases be fully justified in failing or refusing to act hereunder unless it shall receive further assurances to its satisfaction from the Banks of their indemnification obligations under Section 10.05 hereof against any and all liability and expense that may be incurred by it by reason of taking or continuing to take any such action.

     10.08. Resignation or Removal of Administrative Agent. Subject to the appointment and acceptance of a successor Administrative Agent as provided below, the Administrative Agent may resign at any time by giving notice thereof to the Banks and the Company, and the Administrative Agent may be removed at any time with or without cause by the Majority Banks. Upon any such resignation or removal, the Majority Banks shall have the right to appoint a successor Administrative Agent. If no successor Administrative Agent shall have been so appointed by the Majority Banks and shall have accepted such appointment within 30 days after the retiring Administrative Agent's giving of notice of resignation or the Majority Banks' removal of the retiring Administrative Agent, then the retiring Administrative Agent may, on behalf of the Banks, appoint a successor Administrative Agent, that shall be a bank that has an office in New York, New York with a combined capital and surplus of at least $500,000,000. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. After any retiring Administrative Agent's resignation or removal hereunder as Administrative Agent, the provisions of this Section 10 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as the Administrative Agent.


     Section 11. Miscellaneous.

     11.01 Waiver. No failure on the part of the Administrative Agent or any Bank or the Swingline Bank to exercise and no delay in exercising, and no course of dealing with respect to, any right, power or privilege under this Agreement or any Note shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or privilege under this Agreement or any Note preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The remedies provided herein are cumulative and not exclusive of any remedies provided by law.

     11.02 Notices. All notices, requests and other communications provided for herein (including, without limitation, any modifications of, or waivers, requests or consents under, this Agreement) shall be in writing and shall be delivered by hand or overnight courier service, mailed by certified or registered mail or sent by telecopy, or with respect to notices given pursuant to Section 2.03 hereof, by telephone, confirmed in writing by telecopier by the close of business on the day the notice is given, as follows:

          (a) if to the Company, to it at Engelhard Corporation, 101 Wood Avenue, Iselin, New Jersey 08830, Attention of Peter Rapin (Telecopy No. 908-205-9847);

          (b) if to the Administrative Agent, to The Chase Manhattan Bank, Agent Bank Services Group, 1 Chase Manhattan Plaza, New York, New York 10081, Attention of Janet Belden (Telecopy No. (212) 552-5658), with a copy to The Chase Manhattan Bank, 1 Chase Manhattan Plaza, New York, New York 10081, Attention of Isabella Chan (Telecopy No. (212) 552-3044);

          (c) if to any other Bank, to it at its address (or telecopy number) set forth in its Administrative Questionnaire.

Any party hereto may change its address or telecopy number for notices and other communications hereunder by notice to the other parties hereto. Except as otherwise provided in this Agreement, all notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt.

     11.03 Expenses, Etc. The Company will pay all reasonable out-of-pocket expenses incurred by each Bank, the Swingline Bank and the Administrative Agent in the enforcement or protection of its rights in connection with this Agreement or with the Loans made or the Notes issued hereunder, and with respect to any action which may be instituted by any person against such Bank in respect of the foregoing, or as a result of any transaction, action or non-action arising from the foregoing, including, but not limited to, the reasonable fees and disbursements of counsel to such Bank, Swingline Bank or Administrative Agent, as the case may be. The Company agrees that it shall indemnify each Bank, each Swingline Bank and the Administrative Agent from and hold each of them harmless against any documentary taxes, assessments or charges made by any governmental authority by reason of the execution and delivery of this Agreement or the Notes. The obligations of the Company under this Section shall survive the termination of this Agreement and/or the payment of the Notes.

     11.04 Amendments, Etc. Except as otherwise expressly provided in this Agreement, any provision of this Agreement may be modified or supplemented only by an instrument in writing signed by the Company and the Majority Banks, or by the Company and the Administrative Agent acting with the consent of the Majority Banks, and, if the rights or obligations hereunder of the Swingline Bank are affected thereby, the Swingline Bank, and any provision of this Agreement may be waived by the Majority Banks or by the Administrative Agent acting with the consent of the Majority Banks and, if the rights or obligations hereunder of the Swingline Bank are affected thereby, the Swingline Bank; provided that (a) no modification, supplement or waiver shall, unless by an instrument signed by all of the Banks or by the Administrative Agent acting with the consent of all of the Banks: (i) increase, or extend the term of the Commitments, or extend the time or waive any requirement for the reduction or termination of the Commitments, (ii) extend the date fixed for the payment of principal of or interest on any Loan or any fee hereunder, (iii) reduce the amount of any such payment of principal, (iv) reduce the rate at which interest is payable thereon or any fee is payable hereunder, (v) alter the manner in which payments or prepayments of principal, interest or other amounts hereunder shall be applied as between the Banks or Types or Classes of Loans, (vi) alter the terms of Sections 4.02 or 4.07(a) hereof or of this Section 11.04, (vii) modify the definition of the term "Majority Banks" or modify in any other manner the number or percentage of the Banks required to make any determinations or waive any rights hereunder or to modify any provision hereof, or (viii) waive any of the conditions precedent set forth in Section 6.01 hereof; (b) if at the time any Swingline Loans shall be outstanding, no modification, supplement or waiver with respect to any provision of Sections 8 or 9 hereof shall be effective without the concurrence of the Swingline Bank; and (c) any modification or supplement of Sections 4.06 or 10 hereof, or of any of the rights or duties of the Administrative Agent hereunder, shall require the consent of the Administrative Agent.

     11.05 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns.

     11.06 Assignments and Participations.

     (a) The Company may not assign any of its rights or obligations hereunder or under the Notes without the prior consent of all of the Banks and the Administrative Agent and the Swingline Bank.

     (b) Each Bank may assign any of its Loans, its Notes, if any, and its Commitment (but only with the consent of the Company (unless an Event of Default referred to in clause (b) of Section 9 hereof shall have occurred and be continuing), the Administrative Agent and the Swingline Bank, each of which consents will not be unreasonably withheld); provided that

          (i) no such consent by the Company, the Administrative Agent or the Swingline Bank shall be required in the case of any assignment to another Bank or an affiliate of a Bank;

          (ii) except to the extent the Company and the Administrative Agent shall otherwise consent, any such partial assignment (other than to another
     Bank) shall be in an amount at least equal to $10,000,000;

          (iii) each such assignment by a Bank of its Syndicated Loans, Syndicated Note, if any, or Commitment shall be made in such manner so that the same portion of its Syndicated Loans, Syndicated Note, if any, and Commitment is assigned to the respective assignee;

          (iv) the assignee and assignor shall deliver to the Administrative Agent for its acceptance an Assignment and Acceptance for each such assignment; and

          (v) each assignee, if it shall not be a Bank, shall deliver to the Administrative Agent an Administrative Questionnaire.

Upon execution and delivery by the assignor and the assignee to the Administrative Agent of such Assignment and Acceptance, and upon consent thereto by the Company and the Administrative Agent to the extent required above, the assignee shall have, to the extent of such assignment (unless otherwise consented to by the Company and the Administrative Agent), the obligations, rights and benefits of a Bank hereunder holding the Commitment and Loans (or portions thereof) assigned to it and specified in such Assignment and Acceptance (in addition to the Commitment and Loans, if any, theretofore held by such assignee) and the assigning Bank shall, to the extent of such assignment, be released from the Commitment (or portion thereof) so assigned. Upon each such assignment the assigning Bank shall pay the Administrative Agent an assignment fee of $3,000.

     (c) A Bank may sell or agree to sell to one or more other Persons (each a "Participant") a participation in all or any part of any Loans held by it, or in its Commitment, provided that such Participant shall not have any rights or obligations under this Agreement or any Note (the Participant's rights against such Bank in respect of such participation to be those set forth in the agreements executed by such Bank in favor of the Participant). All amounts payable by the Company to any Bank under Section 5 hereof in respect of Loans held by it, and its Commitment, shall be determined as if such Bank had not sold or agreed to sell any participations in such Loans and Commitment, and as if such Bank were funding each of such Loans and Commitment in the same way that it is funding the portion of such Loans and Commitment in which no participations have been sold. In no event shall a Bank that sells a participation agree with the Participant to take or refrain from taking any action hereunder except that such Bank may agree with the Participant that it will not, without the consent of the Participant, agree to (i) increase or extend the term of such Bank's Commitment, or extend the time or waive any requirement for the reduction or termination, of such Bank's Commitment, (ii) extend the date fixed for the payment of principal of or interest on the related Loan or Loans or any portion of any fee hereunder payable to the Participant, (iii) reduce the amount of any such payment of principal or (iv) reduce the rate at which interest is payable thereon, or any fee hereunder payable to the Participant, to a level below the rate at which the Participant is entitled to receive such interest or fee.

     (d) In addition to the assignments and participations permitted under the foregoing provisions of this Section 11.06, any Bank may (without notice to the Company, the Administrative Agent or any other Bank and without payment of any fee) (i) assign and pledge all or any portion of its Loans and its Notes, if any, to any Federal Reserve Bank as collateral security pursuant to

Regulation A and any Operating Circular issued by such Federal Reserve Bank and
(ii) assign all or any portion of its rights under this Agreement and its Loans and its Notes, if any, to an affiliate. No such assignment shall release the assigning Bank from its obligations hereunder.

     (e) A Bank or the Swingline Bank may furnish any information concerning the Company or any of its Subsidiaries in the possession of such Bank from time to time to assignees and participants (including prospective assignees and participants), subject, however, to the provisions of Section 11.12(b) hereof.

     (f) Anything in this Section 11.06 to the contrary notwithstanding, neither any Bank nor the Swingline Bank may assign or participate any interest in any Loan held by it hereunder to the Company or any of its affiliates or Subsidiaries without the prior consent of each Bank.

     (g) The Swingline Bank may not (except as provided in Section 2.04 hereof) assign or sell participations in all or any part of its Swingline Loans, its Swingline Note, if one, or its Swingline Commitment; provided that the Swingline Bank may assign to another Bank all of its obligations, rights and benefits in respect of its Swingline Loans and its Swingline Commitment (but only with the consent of the Company which consent will not be unreasonably withheld). Upon the effectiveness of any such assignment, the assignee shall have the obligations, rights and benefits of the Swingline Bank hereunder holding the Swingline Commitment and Swingline Loans assigned to it, and the assigning Swingline Bank shall be released from its Swingline Commitment so assigned.

     11.07 Survival. The obligations of the Company under Sections 5.01, 5.04 and 11.03 hereof, and the obligations of the Banks under Sections 10.05 and
11.12 hereof, shall survive the repayment of the Loans and the termination of the Commitments and, in the case of any Bank that may assign any interest in its Commitment or Loans hereunder, shall survive the making of such assignment, notwithstanding that such assigning Bank may cease to be a "Bank" hereunder. In addition, each representation and warranty made, or deemed to be made by a notice of any Loan, herein or pursuant hereto shall survive the making of such representation and warranty, and no Bank shall be deemed to have waived, by reason of making any Loan, any Default that may arise by reason of such representation or warranty proving to have been false or misleading when made or deemed to be made, notwithstanding that such Bank, the Swingline Bank or the Administrative Agent may have had notice or knowledge or reason to believe that such representation or warranty was false or misleading at the time such Loan was made.

     11.08 Captions. The table of contents and captions and section headings appearing herein are included solely for convenience of reference and are not intended to affect the interpretation of any provision of this Agreement.

     11.09 Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Agreement by signing any such counterpart.

     11.10 Governing Law; Submission to Jurisdiction. This Agreement and the Notes shall be governed by, and construed in accordance with, the law of the State of New York. The Company hereby submits to the nonexclusive jurisdiction of the United States District Court for the Southern District of New York and of any New York state court sitting in New York County for the purposes of all legal proceedings arising out of or relating to this Agreement or the transactions contemplated hereby. The Company hereby irrevocably waives, to the fullest extent permitted by applicable law, any objection that it may now or hereafter have to the laying of the venue of any such proceeding bought in such a court and any claim that any such proceeding brought in such a court has been brought in an inconvenient forum.

     11.11 Waiver of Jury Trial. EACH OF THE COMPANY, THE ADMINISTRATIVE AGENT, THE SWINGLINE BANK AND THE BANKS HEREBY IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT, THE NOTES OR THE TRANSACTIONS CONTEMPLATED HEREBY.

     11.12 Treatment of Certain Information; Confidentiality.

     (a) The Company acknowledges that from time to time financial advisory, investment banking and other services may be offered or provided to the Company or one or more of its Subsidiaries (in connection with this Agreement or otherwise) by any Bank or by one or more subsidiaries or affiliates of such Bank and the Company hereby authorizes each Bank and the Swingline Bank to share any information delivered to such Bank by the Company and its Subsidiaries pursuant to this Agreement, or in connection with the decision of such Bank or the Swingline Bank to enter into this Agreement, to any such subsidiary or affiliate, it being understood that any such subsidiary or affiliate receiving such information shall be bound by the provisions of paragraph (b) below as if it were a Bank hereunder. Such authorization shall survive the repayment of the Loans and the termination of the Commitments.

     (b) Each of the Banks, the Swingline Bank and the Administrative Agent agrees (on behalf of itself and each of its affiliates, directors, officers, employees and representatives) to use reasonable precautions to keep confidential, in accordance with its customary procedures for handling confidential information of the same nature and in accordance with safe and sound banking practices, any non-public information supplied to it by the Company pursuant to this Agreement that is identified by the Company as being confidential; provided that nothing herein shall limit the disclosure of any such information (i) after such information shall have become public (other than through a violation of this Section 11.12), (ii) to the extent required by statute, rule, regulation or judicial process, (iii) to counsel for any of the Banks, the Swingline Bank or the Administrative Agent, (iv) to bank examiners (or any other regulatory authority having jurisdiction over any Bank, the Swingline Bank or the Administrative Agent), or to auditors or accountants, (v) to the Administrative Agent, the Swingline Bank or any other Bank (or to Chase Securities Inc.), (vi) in connection with any litigation to which any one or more of the Banks, the Swingline Bank or the Administrative Agent is a party, or in connection with the enforcement of rights or remedies hereunder, (vii) to a subsidiary or affiliate of such Bank as provided in paragraph (a) above or
(viii) to any assignee or participant (or prospective assignee or participant) so long as such assignee or participant (or prospective assignee or participant) first executes and delivers to the respective Bank a Confidentiality Agreement; provided further, that in no event shall any Bank or the Administrative Agent be obligated or required to return any materials furnished by the Company. The obligations of any assignee that has executed a Confidentiality Agreement shall be superseded by this Section 11.12 upon the date upon which such assignee becomes a Bank hereunder pursuant to Section 11.06(b) hereof.

     11.13 Termination of Bilateral Agreements. The Company and each Bank that is a party to a Revolving Credit Agreement dated as of March 13, 1991 or August 11, 1992 between the Company and such Bank (each a "Bilateral Agreement") hereby agrees that upon execution and delivery by all parties hereto of this Agreement, the commitment of such Bank to make loans under its Bilateral Agreement shall automatically terminate and the Company shall forthwith pay to such Bank all amounts owing to such Bank under its Bilateral Agreement.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.

                              ENGELHARD CORPORATION

                              By  /s/ Michael A. Sperduto
                                -----------------------------
                                Title: Treasurer



                              BANKS


                              THE CHASE MANHATTAN BANK

                              By  /s/ Thomas H. Kozlark
                                -----------------------------
                                Title: Vice President


                              BANK OF AMERICA ILLINOIS

                              By  /s/ Wendy L. Loring
                                -----------------------------
                                Title: Vice President


                              WACHOVIA BANK OF GEORGIA, N.A.

                              By  /s/ Lisa M. Shawl
                                -----------------------------
                                Title: Vice President


                              THE BANK OF NOVA SCOTIA

                              By  /s/ Brian S. Allen
                                -----------------------------
                                Title: Sr. Relationship Manager


                              THE BANK OF NEW YORK

                              By  /s/ Randolph E. J. Medrano
                                -----------------------------
                                Title: Vice President


                              MELLON BANK, N.A.

                              By /s/ George B. Davis
                                ----------------------------
                                Title: Vice President


                              TORONTO DOMINION (NEW YORK), INC.

                              By /s/ Jorge Garcia
                                ----------------------------
                                Title: Vice President

                              THE FUJI BANK, LIMITED,
                                 NEW YORK BRANCH

                              By /s/ Toshiaki Yakura
                                ----------------------------
                                Title: Senior Vice President


                               THE FIRST NATIONAL BANK OF CHICAGO

                               By /s/ Daniel R. Honeker
                                 ---------------------------
                                 Title: Assistant Vice President


                               DEUTSCHE BANK AG, NEW YORK BRANCH
                                 AND/OR CAYMAN ISLANDS BRANCH

                              By /s/ John Augsburger
                                ----------------------------
                                Title: Vice President

                              By /s/ Jean M. Hannigan
                                ----------------------------
                                Title: Vice President


                               CREDIT LYONNAIS NEW YORK BRANCH

                              By /s/ Mary E. Collier
                                ----------------------------
                                Title: Vice President


                               COMMERZBANK

                              By /s/ Robert J. Donohue
                                ----------------------------
                                Title: Vice President

                              By /s/ Andrew R. Campbell
                                ----------------------------
                                Title:  Assistant Treasurer


                               THE SUMITOMO BANK, LIMITED,
                                 NEW YORK BRANCH

                              By /s/ John C. Kissinger
                                ----------------------------
                                Title: Joint General Manager


                              MORGAN GUARANTY TRUST COMPANY OF
                                NEW YORK

                              By /s/ Kevin J. O'Brien
                                ----------------------------
                                Title: Vice President

                               BANK OF TOKYO-MITSUBISHI TRUST
                                 COMPANY

                              By /s/ Michael C. Irwin
                                ----------------------------
                                Title: Vice President


                               BANCA POPOLARE DI MILANO
                                 NEW YORK BRANCH

                              By /s/ Patrick Dillon
                                ----------------------------
                                Title: Vice President and Chief Credit Officer

                              By /s/ Nicholas Cinosi
                                ----------------------------
                                Title: Vice President


                                BANCA COMMERCIALE ITALIANA,
                                  NEW YORK BRANCH

                              By /s/ Charles P. Dougherty
                                ----------------------------
                                Title: Vice President

                              By /s/ Karen Purelis
                                ----------------------------
                                Title: Vice President


                               THE CHASE MANHATTAN BANK,
                                 as Administrative Agent

                              By /s/ Thomas H. Kozlark
                                ----------------------------
                                Title: Vice President

                                                                      Schedule I

Bank                                           Commitment
----                                           ----------

The Chase Manhattan Bank                      $60,000,000

Bank of America Illinois                      $45,000,000

The Bank of New York                          $45,000,000

The Bank of Nova Scotia                       $45,000,000

Bank of Tokyo-Mitsubishi
  Trust Company                               $45,000,000

Mellon Bank, N.A.                             $45,000,000

Morgan Guaranty Trust Company
  of New York                                 $45,000,000

Toronto Dominion (New York), Inc.             $45,000,000

Banca Commerciale Italiana,                   $25,000,000
  New York Branch

Banca Popolare Di Milano                      $25,000,000
  New York Branch

Commerzbank                                   $25,000,000

Credit Lyonnais New York Branch               $25,000,000

Deutsche Bank AG, New York Branch
  and/or Cayman Islands Branch                $25,000,000

The First National Bank                       $25,000,000
  of Chicago

The Fuji Bank, Limited, New                   $25,000,000
  York Branch

The Sumitomo Bank, Limited,                   $25,000,000
  New York Branch

Wachovia Bank of Georgia, N.A.                $25,000,000

                                                                       EXHIBIT A


        [Form of Opinion of the Special New York Counsel of the Company]

                                                                __________, 1997

To the Banks party to the
Credit Agreement referred to
below and The Chase Manhattan Bank,
  as Administrative Agent


Ladies and Gentlemen:

     We have served as counsel to Engelhard Corporation (the "Company") and are furnishing this opinion in connection with (i) the Credit Agreement (the "Credit Agreement") dated as of April 10, 1997, between the Company, the lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, providing for loans to be made by said lenders to the Company and (ii) the instruments referred to in the next following paragraph. Terms defined in the Credit Agreement are used herein as defined therein. This opinion letter is being delivered pursuant to Section 6.01(b) of the Credit Agreement.

     In rendering the opinions expressed below, we have examined the following agreement, instruments and other documents:

     (a)  the Credit Agreement;

     (b)  the Notes (if any) executed and delivered on the date hereof; and

     (c) originals or copies certified to our satisfaction of such records of the Company and such other documents as we have deemed necessary as a basis for the opinions expressed below.

The Credit Agreement and such Notes are collectively referred to as the "Credit Documents".

     In our examination, we have assumed the genuineness of all signatures, the authenticity of all documents submitted to us as originals and the conformity with authentic original documents of all documents submitted to us as copies. When relevant facts were not independently established, we have relied upon statements of governmental officials and upon representations made in or pursuant to the Credit Documents and certificates of appropriate representatives of the Company.

     In rendering the opinions expressed below, we have assumed, with respect to all of the documents referred to in this opinion letter, that (except, to the extent set forth in the opinions expressed below, as to the Company):

     (i) such documents have been duly authorized by, have been duly executed and delivered by, and constitute legal, valid, binding and enforceable obligations of, all of the parties to such documents;

     (ii) all signatories to such documents have been duly authorized; and

     (iii) all of the parties to such documents are duly organized and validly existing and have the power and authority (corporate or other) to execute, deliver and perform such documents.

     Based upon and subject to the foregoing and subject also to the comments and qualifications set forth below, and having considered such questions of law as we have deemed necessary as a basis for the opinions expressed below, we are of the opinion that:

          1. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware.

          2. The Company has the corporate power to execute, deliver, and perform its obligations under, the Credit Documents. The Company has the corporate power to borrow under the Credit Agreement.

          3. The execution, delivery and performance by the Company of each Credit Document, and the borrowings by the Company under the Credit Agreement have been duly authorized by all requisite corporate action on the part of the Company.

          4. Each Credit Document has been duly executed and delivered by the Company.

          5. Each Credit Document constitutes the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, except as may be limited by bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or transfer or other similar laws relating to or affecting the rights of creditors generally and except as the enforceability of the Credit Documents is subject to the application of general principles of equity (regardless of whether considered in a proceeding in equity or at law), including, without limitation, (a) the possible unavailability of specific performance, injunctive relief or any other equitable remedy and (b) concepts of materiality, reasonableness, good faith and fair dealing.

          6. No action, consent or approval of, or registration or filing with, or any other action by, any governmental agency, bureau, commission or court of the United States of America or the State of New York is required in connection with the execution, delivery and performance by the Company of any of the Credit Documents and for the borrowings by the Company under the Credit Agreement.

          7. The execution, delivery and performance by the Company of, and the borrowings by the Company under the Credit Agreement, will not (a) violate any provision of law applicable to the Company or the certificate of incorporation or by-laws of the Company, (b) violate any applicable order of any court or other agency of government (in each case, known to us after due inquiry), (c) violate any indenture, any agreement for borrowed money, any bond, note or similar instrument or any material agreement to which the Company is a party or by which the Company or any of its Property is bound (in each case, known to us after due inquiry) or (d) be in conflict with, result in a breach of, or constitute (with due notice or lapse of time or both) a default under, any such indenture, agreement, bond, note, instrument or other material agreement.

     The foregoing opinions are subject to the following comments and qualifications:

          (A) The enforceability of Section 11.03 of the Credit Agreement may be limited by laws limiting the enforceability of provisions exculpating or exempting a party, or requiring indemnification of a party for, liability for its own action or inaction, to the extent the action or inaction involves gross negligence, recklessness, willful misconduct or unlawful conduct.

          (B) The enforceability of provisions in the Credit Documents to the effect that terms may not be waived or modified except in writing may be limited under certain circumstances.

          (C) We express no opinion as to (i) the effect of the laws of any jurisdiction in which any Bank is located (other than the State of New
     York) that limit the interest, fees or other charges such Bank may impose,
     (ii) Section 4.07(b) of the Credit Agreement, (iii) the second sentence of
     Section 11.10 of the Credit Agreement, insofar as such sentence relates to the subject matter jurisdiction of the United States District Court for the Southern District of New York to adjudicate any controversy related to the Credit Documents, and (iv) the waiver of inconvenient forum set forth in
     Section 11.10 of the Credit Agreement with respect to proceedings in the United States District Court for the Southern District of New York.

          (D) An increase in the Commitments above $600,000,000 pursuant to
     Section 2.11 of the Credit Agreement is subject to receipt of approval by the Board of Directors of the Company.

     The foregoing opinions are limited to matters involving the Federal laws of the United States, the Delaware General Corporation Law and the law of the State of New York, and we do not express any opinion as to the laws of any other jurisdiction.

     At the request of our client, this opinion letter is, pursuant to Section 6.01(b) of the Credit Agreement, provided to you by us in our capacity as counsel to the Company and may not be relied upon by any Person for any purpose other than in connection with the transactions contemplated by the Credit Agreement without, in each instance, our prior written consent.

                                Very truly yours,

                                                                       EXHIBIT B

             [Form of Opinion of Special New York Counsel to Chase]


                                                                __________, 1997


To the Banks party to the
Credit Agreement referred to
below and The Chase Manhattan Bank,
  as Administrative Agent

Ladies and Gentlemen:

     We have acted as special New York counsel to The Chase Manhattan Bank ("Chase") in connection with (i) the Credit Agreement dated as of April 10, 1997 (the "Credit Agreement") between Engelhard Corporation (the "Company"), the lenders party thereto and Chase, as Administrative Agent, providing for loans to be made by said lenders to the Company and (ii) the instruments referred to in the next following paragraph. Terms defined in the Credit Agreement are used herein as defined therein. This opinion letter is being delivered pursuant to
Section 6.01(d) of the Credit Agreement.

     In rendering the opinions expressed below, we have examined the following agreement and instruments:

     (a)  the Credit Agreement; and

     (b)  the Notes (if any) executed and delivered on the date hereof.

The Credit Agreement and such Notes are collectively referred to as the "Credit Documents".

     In our examination, we have assumed the authenticity of all documents submitted to us as originals and the conformity with authentic original documents of all documents submitted to us as copies. When relevant facts were not independently established, we have relied upon representations made in or pursuant to the Credit Documents.

     In rendering the opinions expressed below, we have assumed, with respect to all of the Credit Documents, that:

     (i) the Credit Documents have been duly authorized by, have been duly executed and delivered by, and (except to the extent expressly set forth in the opinions below as to the Company) constitute legal, valid, binding and enforceable obligations of, all of the parties thereto;

     (ii) all signatories to the Credit Documents have been duly authorized; and

     (iii) all of the parties to the Credit Documents are duly organized and validly existing and have the power and authority (corporate or other) to execute, deliver and perform the Credit Documents.

     Based upon and subject to the foregoing and subject also to the comments and qualifications set forth below, and having considered such questions of law as we have deemed necessary as a basis for the opinions expressed below, we are of the opinion that each of the Credit Documents constitutes the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, except as may be limited by bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or transfer or other similar laws relating to or affecting the rights of creditors generally and except as the enforceability of the Credit Documents is subject to the application of general principles of equity (regardless of whether considered in a proceeding in equity or at law), including, without limitation, (a) the possible unavailability of specific performance, injunctive relief or any other equitable remedy and (b) concepts of materiality, reasonableness, good faith and fair dealing.

     The foregoing opinions are subject to the following comments and qualifications:

          (A) The enforceability of Section 11.03 of the Credit Agreement may be limited by laws limiting the enforceability of provisions exculpating or exempting a party, or requiring indemnification of a party for, liability for its own action or inaction, to the extent the action or inaction involves gross negligence, recklessness, willful misconduct or unlawful conduct.

          (B) The enforceability of provisions in the Credit Documents to the effect that terms may not be waived or modified except in writing may be limited under certain circumstances.

          (C) We express no opinion as to (i) the effect of the laws of any jurisdiction in which any Bank is located (other than the State of New
     York) that limit the interest, fees or other charges such Bank may impose,
     (ii) Section 4.07(b) of the Credit Agreement, (iii) the second sentence of
     Section 11.10 of the Credit Agreement, insofar as such sentence relates to the subject matter jurisdiction of the United States District Court for the Southern District of New York to adjudicate any controversy related to the Credit Documents, and (iv) the waiver of inconvenient forum set forth in
     Section 11.10 of the Credit Agreement with respect to proceedings in the United States District Court for the Southern District of New York.

     The foregoing opinions are limited to matters involving the Federal laws of the United States and the law of the State of New York, and we do not express any opinion as to the laws of any other jurisdiction.

     This opinion letter is, pursuant to Section 6.01(d) of the Credit Agreement, provided to you by us in our capacity as special New York counsel to Chase and may not be relied upon by any Person for any purpose other than in connection with the transactions contemplated by the Credit Agreement without, in each instance, our prior written consent.

                                Very truly yours,


CDP/RJW

                                                                       EXHIBIT C

                     [Form of Competitive Bid Quote Request]

                                                  [Date]

To:      The Chase Manhattan Bank, as Administrative Agent

From:    Engelhard Corporation


Re:      Competitive Bid Quote Request

     Pursuant to Section 2.03 of the Credit Agreement dated as of April 10, 1997 (as amended, modified and supplemented and in effect from time to time, the "Credit Agreement") between Engelhard Corporation, the lenders party thereto and The Chase Manhattan Bank, as Administrative Agent, we hereby give notice that we request Competitive Bid Quotes for the following proposed Competitive Bid Borrowing(s):


Borrowing   Quotation                            Interest
  Date       Date[*1]   Amount[*2]   Type[*3]   Period[*4]
  ----       --------   ----------   --------   ----------



     Terms used herein have the meanings assigned to them in the Credit
Agreement.

                              ENGELHARD CORPORATION


                              By
                                ----------------------------
                                Title:

--------------------------

*    All numbered footnotes appear on the last page of this Exhibit.

--------------------------

[1] For use if an Absolute Rate in an Absolute Rate Auction is requested to be submitted before the Borrowing Date.

[2] Each amount must be $10,000,000 or a larger multiple of $1,000,000.

[3] Insert either "LIBO Margin" (in the case of LIBOR Bid Loans) or "Absolute Rate" (in the case of Absolute Rate Loans).

[4] A whole number of months, in the case of a LIBOR Bid Loan or, in the case of an Absolute Rate Loan, a period of not less than 7 days after the making of such Absolute Rate Loan and ending on a Business Day.

                                                                       EXHIBIT D

                         [Form of Competitive Bid Quote]


To:  The Chase Manhattan Bank, as Administrative Agent


Attention:

Re:  Competitive Bid Quote to
     Engelhard Corporation (the "Borrower")

     This Competitive Bid Quote is given in accordance with Section 2.03(c) of the Credit Agreement dated as of April 10, 1997 (as amended, modified and supplemented and in effect from time to time, the "Credit Agreement") between Engelhard Corporation, the lenders party thereto and The Chase Manhattan Bank, as Administrative Agent. Terms defined in the Credit Agreement are used herein as defined therein.

     In response to the Borrower's invitation dated __________, ____, we hereby make the following Competitive Bid Quote(s) on the following terms:

          1. Quoting Bank:

          2. Person to contact at Quoting Bank:

          3. We hereby offer to make Competitive Bid Loan(s) in the following principal amount[s], for the following Interest Period(s) and at the following rate(s):


Borrowing  Quotation                         Interest
  Date      Date[*1]  Amount[*2]  Type[*3]  Period[*4]  Rate[*5]
  ----      --------  ----------  --------  ----------  --------




provided that the Company may not accept offers that would result in the undersigned making Competitive Bid Loans pursuant hereto in excess of $___________ in the aggregate (the "Competitive Bid Loan Limit").

--------------------------

* All numbered footnotes appear on the last page of this Exhibit.

     We understand and agree that the offer(s) set forth above, subject to the satisfaction of the applicable conditions set forth in the Credit Agreement, irrevocably obligate[s] us to make the Competitive Bid Loan(s) for which any offer(s) (is/are) accepted, in whole or in part (subject to the third sentence of Section 2.03(e) of the Credit Agreement and any Competitive Bid Loan Limit specified above).

                                Very truly yours,

                                [NAME OF BANK]

                                By_________________________
                                 Authorized Officer

Dated:  __________, ____

--------------------------

[1]  As specified in the related Competitive Bid Quote Request.

[2] The principal amount bid for each Interest period may not exceed the principal amount requested. Bids must be made for at least $10,000,000 (or a larger multiple of $1,000,000).

[3] Indicate "LIBO Margin" (in the case of LIBOR Bid Loans) or "Absolute Rate" (in the case of Absolute Rate Loans).

[4] A whole number of months, in the case of a LIBOR Bid Loan or, in the case of an Absolute Rate Loan, a period of not less than 7 days after the making of such Absolute Rate Loan and ending on a Business Day, as specified in the related Competitive Bid Quote Request.

[5] For a LIBOR Bid Loan, specify margin over or under the Eurodollar Rate determined for the applicable Interest Period. Specify percentage (rounded to the nearest 1/10,000 of 1%) and specify whether "PLUS" or "MINUS". For an Absolute Rate Loan, specify rate of interest per annum (rounded to the nearest 1/10,000 of 1%).

                                                                       EXHIBIT E

                       [Form of Confidentiality Agreement]


                            CONFIDENTIALITY AGREEMENT

                                                        [Date]

[Insert Name and
  Address of Prospective
  Participant or Assignee]

                  Re: Credit Agreement dated as of April 10, 1997 (as amended, modified and supplemented and in effect from time to time, the "Credit Agreement"), between Engelhard Corporation (the "Company"), the lenders party thereto and The Chase Manhattan Bank, as Administrative Agent.

Dear Ladies and Gentlemen:

     As a Bank party to the Credit Agreement, we have agreed with the Company pursuant to Section 11.12 of the Credit Agreement to use reasonable precautions to keep confidential, except as otherwise provided therein, all non-public information identified by the Company as being confidential at the time the same is delivered to us pursuant to the Credit Agreement.

     As provided in said Section 11.12, we are permitted to provide you, as a prospective [holder of a participation in the Loans (as defined in the Credit Agreement)] [assignee Bank], with certain of such non-public information subject to the execution and delivery by you, prior to receiving such non-public information, of a Confidentiality Agreement in this form. Such information will not be made available to you until your execution and return to us of this Confidentiality Agreement.

     Accordingly, in consideration of the foregoing, you agree (on behalf of yourself and each of your affiliates, directors, officers, employees and representatives and for the benefit of us and the Company) that (A) such information will not be used by you except in connection with the proposed [participation][assignment] mentioned above and (B) you shall use reasonable precautions, in accordance with your customary procedures for handling confidential information and in accordance with safe and sound banking practices, to keep such information confidential, provided that nothing herein shall limit the disclosure of any such information (i) after such information shall have become public (other than through a violation of Section 11.12 of the Credit Agreement), (ii) to the extent required by statute, rule, regulation or judicial process, (iii) to your counsel or to counsel for any of the Banks or the Administrative Agent, (iv) to bank examiners (or any other regulatory authority having jurisdiction over any Bank or the Administrative Agent), or to auditors or accountants, (v) to the Administrative Agent or any other Bank (or to Chase Securities Inc.), (vi) in connection with any litigation to which you or any one or more of the Banks or the Administrative Agent are a party, or in connection with the enforcement of rights or remedies under the Credit Agreement, (vii) to a subsidiary or affiliate of yours as provided in Section 11.12(a) of the Credit Agreement or (viii) to any assignee or participant (or prospective assignee or participant) so long as such assignee or participant (or prospective assignee or participant) first executes and delivers to you a Confidentiality Agreement substantially in the form hereof; provided further, that in no event shall you be obligated to return any materials furnished to you pursuant to this Confidentiality Agreement.

     If you are a prospective assignee, your obligations under this Confidentiality Agreement shall be superseded by Section 11.12 of the Credit Agreement on the date upon which you become a Bank under the Credit Agreement pursuant to Section 11.06(b) thereof.

     Please indicate your agreement to the foregoing by signing as provided below the enclosed copy of this Confidentiality Agreement and returning the same to us.

                              Very truly yours,


                              [INSERT NAME OF BANK]



                              By_________________________


The foregoing is agreed to as of the date of this letter.



[INSERT NAME OF PROSPECTIVE
 PARTICIPANT OR ASSIGNEE]


By_________________________

                                                                       EXHIBIT F

                       [Form of Assignment and Acceptance]


                            ASSIGNMENT AND ACCEPTANCE

     Reference is made to the Credit Agreement, dated as of April 10, 1997 (as modified and supplemented and in effect from time to time, the "Credit Agreement"), between Engelhard Corporation, a [Delaware] corporation, the lenders named therein, and The Chase Manhattan Bank, as administrative agent for such lenders. Terms defined in the Credit Agreement are used herein as defined therein.

      ____________________ (the "Assignor") and ____________________ (the
"Assignee") agree as follows:

     1. The Assignor hereby irrevocably sells and assigns to the Assignee without recourse to the Assignor, and the Assignee hereby irrevocably purchases and assumes from the Assignor without recourse to the Assignor, as of the Effective Date as set forth in Schedule 1 hereto (the "Effective Date"), an interest (the "Assigned Interest") in and to the Assignor's rights and obligations under the Credit Agreement with respect to those credit facilities contained in the Credit Agreement as are set forth on Schedule 1 (individually, an "Assigned Facility"; collectively, the "Assigned Facilities"), in a principal amount and percentage for each Assigned Facility as set forth on Schedule 1.

     2. The Assignor (i) makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or any other instrument or document furnished pursuant thereto, or the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Credit Agreement or any other instrument or document furnished pursuant thereto, other than that it has not created any adverse claim upon the interest being assigned by it hereunder and that such interest is free and clear of any such adverse claim; (ii) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Company, any of its Subsidiaries or any other obligation or the performance or observance by the Company, any of its Subsidiaries or any other obligor of any of their respective obligations under the Credit Agreement or any other instrument or document furnished pursuant hereto or thereto; and (iii) attaches the Note(s), if any, held by it evidencing the Assigned Facilities and requests that the Administrative Agent exchange such Note(s), if any, for a new Note or Notes payable to the Assignor (if the Assignor has retained any interest in the Assigned Facility) and a new Note or Notes payable to the Assignee, if requested by the Assignee pursuant to Section 2.09(d) of the Credit Agreement, in the respective amounts which reflect the assignment being made hereby (and after giving effect to any other assignments which have become effective on the Effective Date).

     3. The Assignee (i) represents and warrants that it is legally authorized to enter into this Assignment and Acceptance; (ii) confirms that it has received a copy of the Credit Agreement, together with copies of the financial statements referred to in Section 7.04 thereof, the financial statements delivered pursuant to Section 8.04 thereof, if any, and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Acceptance; (iii) agrees that it will, independently and without reliance upon the Assignor, the Administrative Agent or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement or any other instrument or document furnished pursuant hereto or thereto; (iv) appoints and authorizes the Administrative

Agent to take such action as administrative agent on its behalf and to exercise such powers and discretion under the Credit Agreement or any other instrument or document furnished pursuant hereto or thereto as are delegated to the Administrative Agent by the terms thereof, together with such powers as are incidental thereto; and (v) agrees that it will be bound by the provisions of the Credit Agreement and will perform in accordance with its terms all the obligations which by the terms of the Credit Agreement are required to be performed by it as a Bank including, if it is organized under the laws of a jurisdiction outside the United States of America, its obligation pursuant to
Section 5.05 of the Credit Agreement to deliver the forms prescribed by the Internal Revenue Service of the United States certifying as to the Assignee's exemption from United States withholding taxes with respect to all payments to be made to the Assignee under the Credit Agreement, or such other documents as are necessary to indicate that all such payments are subject to such tax at a rate reduced by an applicable tax treaty.

     4. Following the execution of this Assignment and Acceptance, it will be delivered to the Administrative Agent for acceptance, effective as of the Effective Date (which date shall not, unless otherwise agreed to by the Administrative Agent, be earlier than five Business Days after the date of such acceptance.

     5. Upon such acceptance, from and after the Effective Date, the Administrative Agent shall make all payments in respect of the Assigned Interest (including payments of principal, interest, fees and other amounts) to the Assignee which accrue subsequent to the Effective Date.

     6. From and after the Effective Date, (i) the Assignee shall be a party to the Credit Agreement and, to the extent provided in this Assignment and Acceptance, have the rights and obligations of a Bank thereunder and under the other Loan Documents and shall be bound by the provisions thereof and (ii) the Assignor shall, to the extent provided in this Assignment and Acceptance, relinquish its rights and be released from its obligations under the Credit Agreement except as provided in Sections 10.05 and 11.12 of the Credit Agreement.

     7. This Assignment and Acceptance shall be governed by and construed in accordance with the law of the State of New York.

     8. This Assignment and Acceptance may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Assignment and Acceptance by signing any such counterpart.

     IN WITNESS WHEREOF, the parties hereto have caused this Assignment and Acceptance to be executed as of the date first above written by their respective duly authorized officers on Schedule 1 hereto.

                                  Schedule 1 to
                            Assignment and Acceptance
                        relating to the Credit Agreement,
                           dated as of April 10, 1997,
                         between Engelhard Corporation,
                          the lenders named therein and
         The Chase Manhattan Bank, as administrative agent for the Banks
                 (in such capacity, the "Administrative Agent")



Name of Assignor:

Name of Assignee:

Effective Date of Assignment:

           Credit                 Principal              Percentage
      Facility Assigned        Amount Assigned            Assigned
      -----------------        ---------------            --------






[ASSIGNEE]                                           [ASSIGNOR]


By:___________________________              By:__________________________
   Title:                                                        Title:


                                            [Consented to and] Accepted:


                                            THE CHASE MANHATTAN BANK,
                                              as Administrative Agent


                                             By:__________________________
                                                 Title:



                                            [Consented to:

                                            ENGELHARD CORPORATION


                                            By:__________________________
                                               Title:]

                                   EXHIBIT 10(a)


               FORM OF CONSULTING AGREEMENT WITH L. DONALD LATORRE
               ---------------------------------------------------

                              CONSULTING AGREEMENT


     THIS CONSULTING AGREEMENT (the "Agreement") is entered into this 30th day of April, 1997, between ENGELHARD CORPORATION, a Delaware corporation ("Engelhard") and L&G MANAGEMENT CONSULTANTS (the "Firm").

     WHEREAS, Engelhard desires to engage the Firm to provide consulting services to Engelhard, and the Firm desires to provide such services, on the terms and conditions hereinafter set forth.

     NOW, THEREFORE, in consideration of the premises and covenants contained herein and for other good and valuable consideration, the receipt, sufficiency and adequacy of which are mutually acknowledged by each party, it is agreed as follows:

1. Engelhard hereby engages the Firm to render consulting services to Engelhard, and the Firm hereby accepts such engagement with Engelhard, upon the terms and conditions hereinafter set forth. The consulting services to be rendered by the Firm shall be rendered by one or more individuals affiliated with the Firm who are acceptable to Engelhard.

2. Subject to the provisions for termination as hereinafter provided, the term of this Agreement shall begin on April 1, 1997 and end on March 31, 1999.

3. During the term of this consulting agreement, and subject to the terms and provisions of this Agreement, Engelhard shall pay to the Firm $22,500 per month, payable monthly in arrears.

4. Upon submission of itemized expense reports and such other documentation as Engelhard may reasonably require, the Firm shall be entitled to reimbursement for the reasonable travel expenses actually incurred by the Firm in furtherance of Engelhard's business for travel either to points outside a radius of 30 miles from the Firm's principal place of business or Menlo Park, New Jersey. Reimbursement of expenses shall be subject to Engelhard's expense reimbursement policies as they may from time to time be in effect.

5. The Firm is engaged to render consulting services from time to time to Engelhard, including, without limitation, the following:

     (i) the continued transition of Mr. Perry as President and Chief Operating Officer;

     (ii) the continued development of Engelhard's businesses in the Asia Pacific geographic area;

     Engelhard's interest in the following joint ventures: a) Engelhard/CLAL b) Engelhard/ICC;

     (iv) any business discussions or arrangements with senior management from Henkel, Heraeus, Rhone-Poulenc, Akzo Nobel, and Corning; and

     (v) any other duties and activities with respect to which the Firm has expertise and experience.

The Firm agrees to faithfully and industriously undertake the performance of such consulting services at the direction of Engelhard and to perform to the best of its ability, experience and talents all of those duties that may be required pursuant to this Agreement. Such duties and services shall be rendered at such place or places as Engelhard's interest, needs, business, or opportunity shall require. The Firm shall be available to perform services on behalf of and as reasonably requested by Engelhard for up to a maximum of 96 work days per year. Days when employees of the Firm are required to travel outside the State of New Jersey shall be counted as working days for purposes of satisfying the consulting availability requirement.

6. In acting as a consultant to Engelhard during this consulting period, the Firm and its agents and employees will be acting at all times as independent contractors and not as agents or employees of Engelhard. No agent or employee of the Firm shall hold himself out as an agent of Engelhard. Without limiting the generality of the foregoing, no agent or employee of the Firm will be a "regular full-time employee" for eligibility purposes under Engelhard's employee benefit plans. It will be the Firm's responsibility to pay applicable taxes and to provide for any employee benefit coverage for its employees. Engelhard shall not be responsible for the manner in which the Firm performs the services described herein, such manner being at the reasonable discretion of the Firm.

7. The Firm agrees that it and its agents and employees will not in any manner at any time either during the term of this Agreement or thereafter directly or indirectly without the express prior written consent of Engelhard disclose or use (x) any confidential information, it being understood that the term confidential shall mean all information concerning Engelhard or any affiliate or customer or supplier or other business associate of Engelhard or any affiliate (including but not limited to any trade secrets, or other private matters), which has been or is received by the Firm or its agents or employees from Engelhard or any affiliate or customer or supplier or other business associate of Engelhard or any affiliate, and which is not known or generally available to the general public or of a type which Engelhard has customarily made available to the general public and has not kept confidential, (y) any idea which the Firm or its agents or employees may conceive during the term hereof, whether such idea is conceived individually or jointly, on or off Engelhard's premises and which relates to Engelhard's products or services to its customers, or suppliers or other business associates, it being understood that any such ideas shall be the exclusive property of Engelhard, except:

     A.   information which is or subsequently becomes in the public domain, or

     B. information which is published or otherwise becomes part of the public domain through no fault of the Firm or its agents or employees, but only after and only to the extent that it is published or otherwise becomes part of the public domain, or

     C. information received by the Firm or its agents or employees from a third party who did not require such information to be held in confidence and who did not acquire, directly or indirectly, such information under an obligation of confidence, or

     D. information which Engelhard has authorized the Firm or its agents or employees to release as evidenced by written instructions signed by its Chairman and Chief Executive Officer.

All the terms of this paragraph shall remain in effect after the termination of this Agreement until such time as the information comes within the scope of one of the foregoing exceptions.

8. The Firm and its agents and employees will not in bad faith in any manner, at any time, during the term of this Agreement, directly or indirectly, affect to Engelhard's detriment any relationship of Engelhard or any affiliate with any customer, supplier, or employee of Engelhard or any affiliate, or case any customer or supplier to refrain from entrusting additional business to Engelhard or any affiliate.

9. The Firm agrees to comply with the laws and regulations of any country in which it is required to travel in the performance of consulting services for Engelhard.

10. This Agreement shall not be assignable by the Firm except with the prior written consent of Engelhard.

11. This Agreement shall be terminated on the happening of either of the following:

     a)   upon the death of L. Donald LaTorre; or

     b)   upon the expiration of the term of this Agreement.

12. No waiver or modification of this Agreement or of any covenant, condition, or limitation herein contained shall be valid unless in writing and duly executed by the party to be charged therewith and no evidence of any waiver or modification shall be offered or received in evidence in any proceeding, arbitration, or litigation between the parties hereto arising out of or affecting this Agreement, or the rights or obligations of the parties hereunder, unless such waiver or modification is in writing, duly executed as aforesaid, and the parties further agree that the provisions of this section may not be waived except as herein set forth.

13. This Agreement and the rights and obligations arising hereunder shall be construed and enforced in accordance with the laws of the State of New Jersey.

14. If any phrase, clause or provision of this Agreement is declared invalid or unenforceable by a court of competent jurisdiction, such phrase, clause or provision shall be deemed severed from this Agreement, but will not affect any other provisions of this Agreement, which shall otherwise remain in full force and effect.

15. This Agreement contains the entire agreement, and supersedes all earlier consulting agreements, written or oral, between Engelhard and the Firm or its officers or shareholders.

16. Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original instrument and all of which together shall constitute a single Counterparts. This Agreement may be executed in any number of counterparts, each of which shall be deemed to be an original instrument and all of which together shall constitute a single agreement.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement on the date first above written.
                                         L&G MANAGEMENT CONSULTANTS

                                         Signature: /s/ L. Donald LaTorre
                                                    ---------------------
                                         Name:      L. Donald LaTorre
                                         Title:     President

                                         ENGELHARD CORPORATION

                                         Signature: /s/ Orin R. Smith
                                                    ---------------------
                                         Name:      Orin R. Smith
                                         Title:     Chairman & C.E.O.

                                   EXHIBIT 10(b)


                   AMENDMENT TO THE DEFERRED COMPENSATION PLAN
                   FOR KEY EMPLOYEES OF ENGELHARD CORPORATION
                              ADOPTED APRIL 3, 1997
                   -------------------------------------------

                    AMENDMENT TO DEFERRED COMPENSATION PLAN
                   FOR KEY EMPLOYEES OF ENGELHARD CORPORATION



     The Deferred Compensation Plan for Key Employees of Engelhard Corporation is hereby amended as follows, effective as of April 3, 1997.

1. Paragraph 5 is amended by adding the following paragraph at the end thereof:

          "During the period beginning 3 months before and ending 3 months after the retirement of an Eligible Employee after reaching age 55, the Eligible Employee may, provided consent of the Board of Directors is obtained before the effective date thereof, make a one-time election to convert all or part of the Company Common Stock units credited to his or her bookkeeping account under this paragraph 5 into cash-based credits in the Eligible Employee's bookkeeping account referred to in paragraph 4 above. The conversion will occur as of the date set forth by the Eligible Employee in his or her conversion election, which date must be a date on which the New York Stock Exchange is open for trading, and it must be after the date on which the Eligible Employee's election is delivered to the Company. The conversion will be based on the fair market value of Company Common Stock as of the date of the conversion (which shall be the average of the high and low selling prices of the Company Common Stock on the New York Exchange on such date, as reported in the THE WALL STREET JOURNAL). The amounts so credited will bear the equivalent of interest as set forth in paragraph 4 hereof from the date of the conversion and shall be treated as part of the bookkeeping account referred to in paragraph 4 for all purposes hereunder."

                                   EXHIBIT 12


              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
              -----------------------------------------------------


EXHIBIT 12

                                               ENGELHARD CORPORATION
                               COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                                               (Dollars in Thousands)
                                                    (Unaudited)


                                      Three Months Ended
                                           March 31,                             Years Ended December 31,
                                      ------------------    -----------------------------------------------------------------

                                           1997              1996         1995            1994          1993          1992
                                           ----              ----         ----            ----          ----          ----

Income from continuing operations
before provision for income taxes         $53,751          $209,955     $185,312       $157,306       ($4,709)      $133,858

Add/(deduct)

   Portion of rents representative
   of the interest factor                     975             3,900        4,700          4,800         4,500          4,000

   Interest on indebtedness                12,667            45,009       31,326         21,954        13,696         16,231

   Equity dividends                             0             2,515        3,411          3,800         2,600          3,100

   Equity (earnings)/losses                 1,352             5,008         (695)          (632)       (3,443)        (7,445)
                                          -------          --------     --------       --------       -------       --------

   Earnings as adjusted                   $68,745          $266,387     $224,054       $187,228       $12,644       $149,744
                                          =======          ========     ========       ========       =======       ========

Fixed Charges

   Portion of rents representative
   of the interest factor                 $   975          $  3,900     $  4,700       $  4,800       $ 4,500       $  4,000

   Interest on indebtedness                12,667            45,009       31,326         21,954        13,696         16,231

   Capitalized interest                        74             1,053        1,000            800         2,700            400
                                          -------          --------     --------       --------       -------       --------

                                          $13,716          $ 49,962     $ 37,026       $ 27,554       $20,896       $ 20,631
                                          =======          ========     ========       ========       =======       ========


Ratio of Earnings to Fixed Charges           5.01              5.33         6.05           6.79         - (A)           7.26
                                          =======          ========     ========       ========       =======       ========


(A)  In 1993, earnings were insufficient to cover fixed charges by approximately $8.3 million. Earnings in 1993 were negatively impacted by a special charge of $148.0 million for the realignment and consolidation of businesses and environmental matters. Without such charge the ratio of earnings to fixed charges for 1993 would have been 7.14.

