Form 10-Q
period 1997-06-30
ENGELHARD CORP
filed 1997-08-13
CIK 352947

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

                   For the quarterly period ended June 30, 1997

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

                                 (732) 205-5000
                ___________________________________________________
                (Registrant's telephone number including area code)

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

                                 Yes   X       No
                                      ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock            Outstanding at July 31, 1997
     ---------------------            ----------------------------
        $1 par value                          144,309,413

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              ENGELHARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (Thousands except per share data)
                                   (Unaudited)


                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                    ------------------   ----------------------
                                      1997      1996        1997        1996
                                    --------  --------   ----------  ----------

Net sales ......................... $896,723  $783,863   $1,780,935  $1,558,603
Cost of sales .....................  742,205   655,810    1,484,681   1,320,705
                                    --------  --------   ----------  ----------

     Gross profit .................  154,518   128,053      296,254     237,898

Selling, administrative and other
  expenses ........................   76,956    62,292      153,931     116,152
                                    --------  --------    ---------  ----------


     Earnings from operations .....   77,562    65,761      142,323     121,746

Equity in earnings (losses) of
  affiliates ......................     (868)     (546)         484      (1,473)
Gain on sale of investment ........        -         -          305           -
Net interest expense ..............   13,613     9,196       26,280      18,723
                                    --------  --------    ---------  ----------

     Earnings before income taxes     63,081    56,019      116,832     101,550


Income tax expense ................   18,924    15,966       35,049      28,942
                                    --------  --------    ---------  ----------


     Net earnings ................. $ 44,157  $ 40,053    $  81,783  $   72,608
                                    ========  ========    =========  ==========

Net earnings per share ............ $   0.31  $   0.28    $    0.57  $     0.51
                                    ========  ========    =========  ==========

Cash dividends paid per share ..... $   0.09  $   0.09    $    0.18  $     0.18
                                    ========  ========    =========  ==========

Average number of shares
  outstanding .....................  144,229   143,795      144,126     143,760
                                    ========  ========    =========  ==========



  See the Accompanying Note to the Condensed Consolidated Financial Statements

                             ENGELHARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)




                                             June 30,        December 31,
                                                1997                1996
                                           ----------        ------------
    Cash ................................  $   40,247          $   39,683
    Receivables .........................     376,252             385,904
    Committed metal positions ...........     336,378             357,087
    Inventories .........................     351,679             337,098
    Other current assets ................      50,969              68,557
                                           ----------        ------------
         Total current assets ...........   1,155,525           1,188,329

    Investments .........................     199,890             221,364
    Property, plant and equipment, net ..     754,807             744,655
    Other noncurrent assets .............     372,632             336,156
                                           ----------        ------------
         Total assets ...................  $2,482,854          $2,490,504
                                           ==========        ============


    Short-term borrowings ...............  $  288,638          $  304,895
    Accounts payable ....................     257,090             166,202
    Hedged metal obligations ............     309,485             414,097
    Other current liabilities ...........     200,277             187,803
                                           ----------        ------------
         Total current liabilities ......   1,055,490           1,072,997

    Long-term debt ......................     373,704             375,075
    Other noncurrent liabilities ........     203,172             209,276
    Shareholders' equity ................     850,488             833,156
                                           ----------        ------------
         Total liabilities and
              shareholders' equity ......  $2,482,854          $2,490,504
                                           ==========        ============





  See the Accompanying Note to the Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)


                                                            Six Months Ended
                                                                 June 30,
                                                         ----------------------
                                                            1997         1996
                                                         ----------   ---------
Cash flows from operating activities
  Net earnings ........................................ $  81,783     $  72,608
  Adjustments to reconcile net earnings to net cash
  provided by operating activities
     Depreciation, depletion and amortization .........    42,996        36,296
     Equity results, net of dividends .................     2,953         3,987
     Net change in assets and liabilities .............
          Metal related ...............................   124,026       (63,650)
          All other ...................................   (43,294)      (96,884)
                                                         ---------    ---------
     Net cash provided by (used in) operating
       activities .....................................   208,464       (47,643)
                                                         ---------    ---------

Cash flows from investing activities
  Capital expenditures, net ...........................   (46,464)      (58,375)
  Acquisitions and investments, net ...................   (24,227)     (263,976)
  Other ...............................................     5,040         8,185
                                                         ---------    ---------
     Net cash used in investing activities ............   (65,651)     (314,166)
                                                         ---------    ---------


Cash flows from financing activities
  Net change in short-term borrowings .................   (16,755)      308,354
  Net change in hedged metal obligations ..............  (104,612)       90,112
  Proceeds from issuance of long-term debt ............       876           146
  Repayment of long-term debt .........................    (1,730)         (223)
  Purchase of treasury stock ..........................         -        (6,703)
  Stock bonus and option plan transactions ............     6,759        10,390
  Dividends paid ......................................   (25,958)      (25,905)
                                                         ---------    ---------
     Net cash provided by (used in) financing
       activities .....................................  (141,420)      376,171

Effect of exchange rate changes on cash ...............      (829)         (572)
                                                         ---------    ---------
     Net change in cash ...............................       564        13,790
     Cash at beginning of year ........................    39,683        40,023
                                                         ---------    ---------

     Cash at end of period ............................ $  40,247     $  53,813
                                                        ==========    =========


  See the Accompanying Note to the Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                          BUSINESS SEGMENT INFORMATION
                                   (Thousands)
                                   (Unaudited)




                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                   ------------------        ----------------
                                    1997        1996         1997        1996
                                    ----        ----         ----        ----

Net Sales
 Catalysts and Chemicals ......   $232,783    $205,808   $  454,611  $  416,794
 Pigments and Additives .......    153,426     120,374      294,494     217,618
 Engineered Materials and
   Industrial Commodities
     Management ...............    510,514     457,681    1,031,830     924,191
                                  --------    --------   ----------  ----------

                                  $896,723    $783,863   $1,780,935  $1,558,603
                                  ========    ========   ==========  ==========

Operating Earnings
 Catalysts and Chemicals ......   $ 37,776    $ 34,144   $   72,867  $   66,346
 Pigments and Additives .......     32,698      22,812       56,141      40,335
 Engineered Materials and
   Industrial Commodities
     Management ...............     11,266      13,043       25,000      25,012
                                  --------    --------   ----------  ----------

                                    81,740      69,999      154,008     131,693

Equity in earnings (losses)
  of affiliates ...............       (868)       (546)         484      (1,473)
Interest and other expenses, net   (17,791)    (13,434)     (37,660)    (28,670)
                                  --------    --------   ----------  ----------


    Earnings before income taxes  $ 63,081    $ 56,019   $  116,832  $  101,550
                                  ========    ========   ==========  ==========





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

          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
-------   ---------------------------------------------

                        Results of Operations
                        ---------------------

Comparison of the Second Quarter of 1997
With the Second Quarter of 1996
----------------------------------------

     Earnings before income taxes for the second quarter of 1997 were $63.1 million compared with $56.0 million in the second quarter of 1996. The 1997 results included the positive impact of about 10% from Mearl, a May 31, 1996 acquisition. Results from Mearl (excluding the related interest cost) are included in the Pigments and Additives segment.

     Operating earnings for the second quarter of 1997 increased 17% as the Catalysts and Chemicals segment and the Pigments and Additives segment reported higher earnings which more than offset unfavorable results in the Engineered Materials and Industrial Commodities Management segment.

     The Company's share of losses from affiliates was $0.9 million for the second quarter of 1997 compared with losses of $0.5 million in 1996. The increase largely reflected the less favorable results of Heesung Engelhard, our Korean joint venture. The sharp increase in the cost of leasing certain precious metals significantly impacted the results of Engelhard-CLAL, a precious metal fabrication joint venture, by almost fully offsetting their otherwise improved results. These exceptional lease costs are expected to continue into the third quarter.

     Higher net interest expense was primarily due to the acquisition of Mearl.

     Net earnings for the second quarter of 1997 were $44.2 million compared with $40.1 million in 1996. The effective tax rate in 1997 was 30.0% compared with 28.5% for the same period last year. The higher effective rate was primarily due to a shift in the geographic mix of earnings and a changing product slate.

     Net sales for the second quarter of 1997 increased 14% to $896.7 million from $783.9 million for the same quarter in 1996 with higher sales in all business segments. Mearl is estimated to account for about 25% of the increase in net sales and selling, administrative and other expenses; see "Pigments and Additives".

Catalysts and Chemicals
-----------------------

     Operating earnings increased 11% to $37.8 million in the second quarter of 1997 from $34.1 million in the same period of 1996 benefitting from increased volumes and raw material yields resulting from operating efficiencies. Net sales were up 13% to $232.8 million in 1997 from $205.8 million in 1996.

     The Environmental Technologies Group had higher earnings largely due to increased volumes in the United States and Europe, a favorable product mix and manufacturing efficiencies, which more than offset higher raw material costs stemming from a new, less-favorable precious-metal supply contract. In the Petroleum Catalysts Group, earnings declined as refiners in the United States extended downtime for scheduled maintenance turnarounds into the second quarter, resulting in continuing weak demand for fluid catalytic cracking catalysts. The Chemical Catalysts Group benefitted from market acceptance of a new and more cost-effective ammonia-producing process for which it is the sole catalyst supplier.

Pigments and Additives
----------------------

     Operating earnings increased 43% to $32.7 million in the second quarter of 1997 from $22.8 million in 1996. Net sales increased 27% to $153.4 million in 1997 from $120.4 million in 1996. Most of these improvements were due to Mearl.

     Higher earnings in the Paper Pigments and Chemicals Group reflected a modest improvement in paper industry demand, but volume increases were partially offset by continuing pricing pressures. Earnings in the Performance Additives Group were up significantly due to higher demand for performance additives and colors in the construction and housing markets and for pearlescent pigments in the automotive and cosmetics markets.

Engineered Materials and Industrial Commodities Management
----------------------------------------------------------

     Operating earnings decreased 14% to $11.3 million in the second quarter of 1997 from $13.0 million in the same period of 1996 and net sales increased 12% to $510.5 million in 1997 from $457.7 million in 1996.

     The Engineered Materials Group had significantly lower earnings due to the absence of a large, one-time order for precious-metal coated products in the second quarter of 1996 and higher raw material costs stemming from a new, less-favorable precious-metal supply contract. These lower earnings more than offset the favorable results of the Industrial Commodities Management Group, which generated higher earnings by continuing to capitalize on unusual market volatility.

Comparison of the First Six Months of
1997 With the First Six Months of 1996
--------------------------------------

     Earnings before income taxes for the first six months of 1997 were $116.8 million compared with $101.6 million in the first six months of 1996. The 1997 results included the positive impact of about 10% from Mearl, which is included in the Pigments and Additives segment.

     Operating earnings for the first six months of 1997 increased 17% as the Catalysts and Chemicals segment and the Pigments and Additives segment reported higher earnings while results in the Engineered Materials and Industrial Commodities Management segment were flat.

     The Company's share of earnings from affiliates was $0.5 million for the first six months of 1997 compared with losses of $1.5 million in 1996. The increase largely reflected the improved results from Engelhard-CLAL, a precious metal fabrication joint venture. During the second quarter of 1997, this joint venture incurred a sharp increase in the cost of leasing certain precious metals. These exceptional lease costs are expected to continue into the third quarter.

     Higher net interest expense was primarily due to the acquisition of Mearl.

     Net earnings for the first six months of 1997 were $81.8 million compared with $72.6 million in 1996. The effective tax rate in 1997 was 30.0% compared with 28.5% for the same period last year. The higher effective rate was primarily due to a shift in the geographic mix of earnings and a changing product slate.

     Net sales for the first six months of 1997 increased 14% to $1.8 billion from $1.6 billion for the same period in 1996 with higher sales in all business segments. The acquisition of Mearl accounted for about 30% of the increase in net sales and selling, administrative and other expenses; see "Pigments and Additives".

Catalysts and Chemicals
-----------------------

     Operating earnings increased 10% to $72.9 million in the first six months of 1997 from $66.3 million in the same period of 1996 benefitting from increased volumes and raw material yields resulting from operating efficiencies. Net sales increased 9% to $454.6 million in 1997 from $416.8 million in 1996.

     The Environmental Technologies Group had higher earnings largely due to increased volumes in the United States and Europe, a favorable product mix and manufacturing efficiencies, which more than offset higher raw material costs stemming from a new, less-favorable precious-metal supply contract. In the Petroleum Catalysts Group, earnings declined as refiners in the United States extended downtime for scheduled maintenance turnarounds resulting in continuing weak demand for fluid catalytic cracking catalysts. The Chemical Catalysts Group benefitted from market acceptance of a new and more cost-effective ammonia-producing process for which it is the sole catalyst supplier.

Pigments and Additives
----------------------

     Operating earnings increased 39% to $56.1 million in the first six months of 1997 from $40.3 million in the same period of 1996. Net sales increased 35% to $294.5 million in 1997 from $217.6 million in 1996. Most of these improvements were due to Mearl.

     Lower earnings in the Paper Pigments and Chemicals Group resulted from continuing pricing pressures and higher weather-related manufacturing costs in the first quarter of 1997, which more than offset a modest improvement in paper industry demand. Performance Additives Group earnings were up significantly due to higher demand for performance additives and colors in the construction and housing markets and for pearlescent pigments in the automotive and cosmetics markets.

Engineered Materials and Industrial Commodities Management
----------------------------------------------------------

     Operating earnings were flat at $25.0 million in 1997 and net sales increased 12% to $1.0 billion in 1997 from $924.2 million in 1996.

     The Engineered Materials Group had significantly lower earnings due to the absence of a one-time order for precious-metal coated products in 1996, an unfavorable sales mix for electro metallic products, and higher raw material costs stemming from a new, less-favorable precious-metal supply contract. These lower earnings were substantially offset by the favorable results of the Industrial Commodities Management Group, which generated higher earnings by capitalizing on unusual market volatility and volumes.

                       Financial Condition and Liquidity
                       ---------------------------------

     At June 30, 1997 the Company's current ratio was 1.1, the same as at December 31, 1996. The Company's total debt to total capital ratio was 44%, a slight improvement compared with 45% at year-end. A reduction in committed metal positions combined with an increase in metal-related accounts payable resulted in a decrease in hedged metal obligations. The nature of the Industrial Commodities Management business can result in significant fluctuations in cash flow. Management believes that the Company will continue to have adequate access to credit and capital markets to meet its needs for the foreseeable future.

                                 Other Matters
                                 -------------

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" (EPS) was issued in February 1997 and SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997. Both statements become effective on December 31, 1997. Had these new guidelines been in effect on June 30, 1997, the Company would have experienced no material impact from adoption.

     A ruling by the U.S. District Court, Middle District of Georgia, allowed the Company to complete the acquisition of certain assets of the Floridin Company from U.S. Borax in June 1997. The Justice Department has appealed the District Court ruling. Oral arguments were held on August 1, 1997.


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                 Page
-------  --------------------------------                                 ----

(a)  (3) By-laws of the Company as amended June 12, 1997.                11-13

    (12) Computation of the ratio of earnings to fixed charges.          14-15

(b) There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

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






Date      August 13, 1997                      /s/ Orin R. Smith
        ---------------------                -----------------------------
                                                   Orin R. Smith
                                                   Chairman and Chief
                                                   Executive Officer







Date      August 13, 1997                      /s/ Thomas P. Fitzpatrick
        ---------------------                -----------------------------
                                                   Thomas P. Fitzpatrick
                                                   Vice President and
                                                   Chief Financial Officer






Date     August 13, 1997                       /s/ Martin J. Connor, Jr.
       ----------------------                -----------------------------
                                                   Martin J. Connor, Jr.
                                                   Controller

                                    EXHIBIT 3


                 BY-LAWS OF THE COMPANY AS AMENDED JUNE 12, 1997
                 -----------------------------------------------

     RESOLVED, that the By-Laws of the Corporation be and they are hereby amended by adding the following new ARTICLE XVII following existing ARTICLE XVI and renumbering existing ARTICLE XVII as ARTICLE XVIII:

                                  ARTICLE XVII

                                 Indemnification
                                 ---------------

     Section 1. Right to Indemnification. Each person who was or is made a party or is threatened to be made a party to or is involved (including, without limitation, as a witness) in any actual or threatened action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a "proceeding"), by reason of the fact that he or she is or was a director or officer, of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan (hereinafter an "indemnitee"), whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the Corporation to the full extent authorized by the Delaware General Corporation law, as the same exists or may hereinafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than said law permitted the Corporation to provide prior to such amendment), or by other applicable law as then in effect, against all expense, liability and loss (including attorney's fees, judgments, fines, ERISA excise taxes or penalties and amounts to be paid in settlement) actually and reasonably incurred or suffered by such indemnitee in connection therewith and such indemnification shall continue as to an indemnitee who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the indemnitee's heirs, executors and administrators, provided, however, that except as provided in Section 2 of this ARTICLE XVII with respect to proceedings seeking to enforce rights to indemnification, the Corporation shall indemnify any such indemnitee seeking indemnification in connection with a proceeding (or part thereof) initiated by such indemnitee only if such proceeding (or part thereof) was authorized by the Board of Directors of the Corporation. The right to indemnification conferred in this Section shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition (hereinafter an "advancement of expenses"); provided, however, that, if the Delaware General Corporation Law requires, an advancement of expenses incurred by an indemnitee in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such indemnitee while a director or officer, including, without limitation, service to an employee benefit plan) shall be made only upon provision to the Corporation of an undertaking, by or on behalf of such indemnitee, to repay all amounts so advanced if it shall ultimately be determined that such indemnitee is not entitled to be indemnified under this Section 1, or otherwise.

     Section 2. Right of Indemnitee to Bring Suit. If a claim under Section 1 of this ARTICLE XVII is not paid in full by the Corporation within sixty days after a written claim has been received by the Corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be twenty days, the indemnitee may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, to the extent successful in whole or in part, the indemnitee shall be entitled to be paid also the expense of prosecuting such suit. The indemnitee shall be presumed to be entitled to indemnification under this ARTICLE XVII upon submission of a written claim (and, in an action brought to enforce a claim for an advancement of expenses where the required undertaking, if any is required, has been tendered to the Corporation), and thereafter the Corporation shall have the burden of proof to overcome the presumption that the indemnitee is not so entitled. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel or its stockholders) to have made a determination prior to the commencement of such suit that indemnification of the indemnitee is proper in the circumstances nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel or its stockholders) that the indemnitee is not entitled to indemnification shall be a defense to the suit or create a presumption that the indemnitee is not so entitled.

     Section 3. Nonexclusivity of Rights. The rights to indemnification and to the advancement of expenses conferred in this ARTICLE XVII shall not be exclusive of any other right which any person may have or hereafter acquire under any statute, provision of the Certificate of Incorporation, By-Laws, agreement, vote of stockholders or disinterested directors or otherwise.

     Section 4. Insurance, Contracts and Funding. The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another corporation, partnership, joint venture, trust or other enterprise against any expense, liability or loss, whether or not the Corporation would have the power to indemnify such person against such expense, liability or loss under the Delaware General Corporation law. The Corporation may enter into contracts with any indemnitee in furtherance of the provisions of this Article and may create trust fund, grant a security interest or use other means (including, without limitation, a letter of credit) to ensure the payment of such amounts as may be necessary to effect indemnification as provided in this Article.

     Section 5. Definition of Director and Officer. Any person who is or was serving as a director of a wholly owned subsidiary of the Corporation shall be deemed, for purposes of this Article only, to be a director or officer of the Corporation entitled to indemnification under this Article.

     Section 6. Indemnification of Employees and Agents of the Corporation. The Corporation may, by action of its Board of Directors from time to time grant rights to indemnification and advancement of expenses to employees and agents of the Corporation with the same scope and effects as the provisions of this Article with respect to the indemnification and advancement of expenses of directors and officers of the Corporation.

; and further

     RESOLVED, that the proper officers of this Corporation be and they are hereby authorized and directed to take all actions which in their judgment are necessary or appropriate in order to implement the foregoing resolutions.

                                   EXHIBIT 12


              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
              -----------------------------------------------------


                                                 ENGELHARD CORPORATION
                                  COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                                                 (Dollars in Thousands)
                                                       (Unaudited)


                                       Six Months Ended
                                           June 30                            Years Ended December 31
                                       ----------------     -----------------------------------------------------------
                                            1997              1996         1995         1994         1993        1992
                                            ----              ----         ----         ----         ----        ----
Income from continuing operations
 before provision for income taxes       $116,832           $209,955     $185,312     $157,306     ($4,709)    $133,858

Add /(deduct)

   Portion of rents representative
   of the interest factor                   1,950              3,900        4,700        4,800       4,500        4,000

   Interest on indebtedness                26,280             45,009       31,326       21,954      13,696       16,231

   Equity dividends                         3,437              2,515        3,411        3,800       2,600        3,100

   Equity (earnings)/losses                   484              5,008         (695)        (632)     (3,443)      (7,445)
                                         --------           --------     --------     --------     -------     --------
   Earnings as adjusted                  $148,983           $266,387     $224,054     $187,228     $12,644     $149,744
                                         ========           ========     ========     ========     =======     ========


Fixed Charges

   Portion of rents representative
   of the interest factor                  $1,950             $3,900       $4,700       $4,800      $4,500       $4,000

   Interest on indebtedness                26,280             45,009       31,326       21,954      13,696       16,231

   Capitalized interest                       375              1,053        1,000          800       2,700          400
                                         --------           --------     --------     --------     -------     --------

                                          $28,605            $49,962      $37,026      $27,554     $20,896      $20,631
                                         ========           ========     ========     ========     =======     ========

Ratio of Earnings to Fixed Charges           5.21               5.33         6.05         6.79       - (A)         7.26
                                         ========           ========     ========     ========     =======     ========


              (A) For fiscal 1993, earnings were insufficient to cover fixed charges by approximately
                  $8.3 million. Earnings in 1993 were negatively impacted by a special charge of
                  $148.0 million for the realignment and consolidation of businesses and environmental matters.  Without such charge, the ratio of earnings to fixed charges for 1993 would have been 7.69.

