Form 10-Q
period 1997-09-30
ENGELHARD CORP
filed 1997-11-14
CIK 352947

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

                 For the quarterly period ended September 30, 1997
                                       OR
                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  ________________________________________________

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

                                 Yes   X       No
                                      ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class of Common Stock            Outstanding at October 31, 1997
     ---------------------            -------------------------------
        $1 par value                             144,466,135

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              ENGELHARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (Thousands,except per share data)
                                   (Unaudited)


                                    Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                    ------------------   ----------------------
                                      1997      1996        1997        1996
                                    --------  --------   ----------  ----------

Net sales ......................... $836,117  $800,894   $2,617,052  $2,359,497
Cost of sales .....................  696,000   676,810    2,180,681   1,997,515
                                    --------  --------   ----------  ----------

     Gross profit .................  140,117   124,084      436,371     361,982

Selling, administrative and other
  expenses ........................   69,896    61,556      223,827     177,708
                                    --------  --------    ---------  ----------


     Earnings from operations .....   70,221    62,528      212,544     184,274

Equity in losses of affiliates ....   (3,071)     (607)      (2,587)     (2,080)
Gain on sale of investment ........        -         -          305           -
Net interest expense ..............  (12,427)  (13,009)     (38,707)    (31,732)
                                    --------  --------     --------   ---------

     Earnings before income taxes     54,723    48,912      171,555     150,462


Income tax expense ................   15,903    13,940       50,952      42,882
                                    --------  --------     --------   ---------

     Net earnings ................. $ 38,820  $ 34,972     $120,603   $ 107,580
                                    ========  ========     ========   =========

Net earnings per share ............ $   0.27     $0.24     $   0.84   $    0.75
                                    ========  ========     ========   =========

Cash dividends paid per share ..... $   0.10     $0.09     $   0.28   $    0.27
                                    ========  ========     ========   =========
Average number of shares
  outstanding .....................  144,349   143,869      144,201     143,796
                                    ========  ========     ========   =========


  See the Accompanying Note to the Condensed Consolidated Financial Statements

                             ENGELHARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)




                                           September 30,       December 31,
                                               1997                1996
                                           ------------        ------------
    Cash ................................  $   50,633          $   39,683
    Receivables .........................     337,310             385,904
    Committed metal positions ...........     353,055             357,087
    Inventories .........................     362,638             337,098
    Other current assets ................      45,064              68,557
                                           ----------        ------------
         Total current assets ...........   1,148,700           1,188,329

    Investments .........................     196,889             221,364
    Property, plant and equipment, net ..     776,830             744,655
    Other noncurrent assets .............     371,683             336,156
                                           ----------        ------------
         Total assets ...................  $2,494,102          $2,490,504
                                           ==========        ============


    Short-term borrowings ...............  $  317,192          $  304,895
    Accounts payable ....................     132,752             166,202
    Hedged metal obligations ............     402,607             414,097
    Other current liabilities ...........     193,238             187,803
                                           ----------        ------------
         Total current liabilities ......   1,045,789           1,072,997

    Long-term debt ......................     373,776             375,075
    Other noncurrent liabilities ........     199,047             209,276
    Shareholders' equity ................     875,490             833,156
                                           ----------        ------------
         Total liabilities and
              shareholders' equity ......  $2,494,102          $2,490,504
                                           ==========        ============




  See the Accompanying Note to the Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                            1997         1996
                                                         ----------   ---------
Cash flows from operating activities
  Net earnings ........................................ $  120,603    $ 107,580
  Adjustments to reconcile net earnings to net cash
  provided by operating activities
     Depreciation, depletion and amortization .........     64,798       54,898
     Equity results, net of dividends .................      6,390        4,595
     Net change in assets and liabilities
          Metal related ...............................     86,986     (133,978)
          All other ...................................    (60,296)     (99,988)
                                                         ---------    ---------
     Net cash provided by (used in) operating
       activities .....................................    218,481      (66,893)
                                                         ---------    ---------

Cash flows from investing activities
  Capital expenditures, net ...........................    (80,454)     (95,466)
  Proceeds from sale of business ......................      1,128          500
  Acquisitions and investments, net ...................    (24,541)    (269,516)
  Other ...............................................     (1,893)       3,736
                                                         ---------    ---------
     Net cash used in investing activities ............   (105,760)    (360,746)
                                                         ---------    ---------


Cash flows from financing activities
  Net change in short-term borrowings .................     11,801      192,572
  Net change in hedged metal obligations ..............    (82,696)     140,632
  Proceeds from issuance of long-term debt ............        950      249,726
  Repayment of long-term debt .........................     (1,732)    (100,225)
  Purchase of treasury stock ..........................          -       (7,357)
  Stock bonus and option plan transactions ............     11,355       12,346
  Dividends paid ......................................    (40,404)     (38,828)
                                                         ---------    ---------
     Net cash provided by (used in) financing
       activities .....................................   (100,726)     448,866

Effect of exchange rate changes on cash ...............     (1,045)        (506)
                                                         ---------    ---------
     Net change in cash ...............................     10,950       20,721
     Cash at beginning of year ........................     39,683       40,023
                                                         ---------    ---------

     Cash at end of period ............................ $   50,633    $  60,744
                                                        ==========    =========

  See the Accompanying Note to the Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                          BUSINESS SEGMENT INFORMATION
                                   (Thousands)
                                   (Unaudited)




                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                   ------------------        -----------------
                                    1997        1996         1997        1996
                                    ----        ----         ----        ----

Net Sales
 Catalysts and Chemicals ......   $217,316    $211,168   $  671,927  $  627,962
 Pigments and Additives .......    154,953     147,660      449,447     365,278
 Engineered Materials and
   Industrial Commodities
     Management ...............    463,848     442,066    1,495,678   1,366,257
                                  --------    --------   ----------  ----------

                                  $836,117    $800,894   $2,617,052  $2,359,497
                                  ========    ========   ==========  ==========

Operating Earnings
 Catalysts and Chemicals ......   $ 28,724    $ 28,033   $  101,591  $   94,379
 Pigments and Additives .......     30,524      29,697       86,665      70,032
 Engineered Materials and
   Industrial Commodities
     Management ...............     18,230       9,417       43,230      34,432
                                  --------    --------   ----------  ----------

                                    77,478      67,147      231,486     198,843

Equity in losses of
  affiliates ..................     (3,071)       (607)      (2,587)     (2,080)
Interest and other expenses, net   (19,684)    (17,628)     (57,344)    (46,301)
                                  --------    --------   ----------  ----------


    Earnings before income taxes  $ 54,723    $ 48,912   $  171,555  $  150,462
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

          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
-------   ---------------------------------------------

                        Results of Operations
                        ---------------------

Comparison of the Third Quarter of 1997
With the Third Quarter of 1996
---------------------------------------

     Earnings before income taxes for the third quarter of 1997 were $54.7 million compared with $48.9 million in the third quarter of 1996. Operating earnings for the third quarter of 1997 increased 15% as all segments reported higher earnings.

     The Company's share of losses from affiliates was $3.1 million for the third quarter of 1997 compared with losses of $0.6 million in 1996. The increase largely reflected the less favorable results of Engelhard-CLAL, a precious metal fabrication joint venture. The sharp increase in the cost of leasing certain precious metals significantly impacted their results. These extraordinary lease costs are expected to continue through the fourth quarter.

     Net earnings for the third quarter of 1997 were $38.8 million compared with $35.0 million in 1996. The effective tax rate was 29.1% compared with 28.5% for the same period last year. The higher effective rate was primarily due to a shift in the geographic mix of earnings and a changing product slate.

     Net sales for the third quarter of 1997 increased 4% to $836.1 million from $800.9 million for the same quarter of 1996 with higher sales in all business segments.

Catalysts and Chemicals
-----------------------

     Operating earnings increased 2% to $28.7 million in the third quarter of 1997 from $28.0 million in the same period of 1996 benefitting from increased volumes and raw material yields resulting from operating efficiencies. Net sales were up 3% to $217.3 million in 1997 from $211.2 million in 1996.

     The Environmental Technologies Group had higher earnings largely due to increased volumes in Europe, a favorable product mix in North America and manufacturing efficiencies, which more than offset higher raw material costs stemming from a new, less-favorable precious-metal supply contract and weakness in demand for stationary source emission control systems. In the Petroleum Catalysts Group, earnings improved slightly as demand for fluid catalytic cracking catalysts increased modestly in North America and in Asia. The Chemical Catalysts Group had lower earnings largely due to higher operating expenses and unfavorable exchange rates.

Pigments and Additives
----------------------

     Operating earnings increased 3% to $30.5 million in the third quarter of 1997 from $29.7 million in 1996. Net sales increased 5% to $155.0 million in 1997 from $147.7 million in 1996.

     Earnings in the Performance Additives Group were up significantly due to higher demand for color pigments in the ink and traffic grade markets and for pearlescent pigments in the automotive and cosmetics markets. Lower earnings in the Paper Pigments and Additives Group reflected higher manufacturing costs and continuing pricing pressures, which more than offset a modest improvement in sales volume to the paper industry.

Engineered Materials and Industrial Commodities Management
----------------------------------------------------------

     Operating earnings nearly doubled to $18.2 million in the third quarter of 1997 from $9.4 million in the same period of 1996. Net sales increased 5% to $463.8 million in 1997 from $442.1 million in 1996.

     The Industrial Commodities Management Group generated significantly higher earnings by continuing to capitalize on unusual market volumes and volatility. The Engineered Materials Group had higher earnings primarily due to manufacturing efficiencies and increased demand for metal joining products, which more than offset higher raw material costs stemming from a new, less-favorable precious-metal supply contract.

Comparison of the First Nine Months of
1997 With the First Nine Months of 1996
---------------------------------------

     Earnings before income taxes for the first nine months of 1997 were $171.6 million compared with $150.5 million in the first nine months of 1996. The 1997 results included the positive impact of about 13% from Mearl, a May 31, 1996 acquisition. Results from Mearl (excluding the related interest cost) are included in the Pigments and Additives segment. Operating earnings for the first nine months of 1997 increased 16% as all segments reported higher earnings.

     The Company's share of losses from affiliates was $2.6 million for the first nine months of 1997 compared with losses of $2.1 million in 1996. The increase largely reflected the less favorable results of Engelhard-CLAL, a precious metal fabrication joint venture. Beginning in the second quarter of 1997, this joint venture incurred a sharp increase in the cost of leasing certain precious metals. These extraordinary lease costs are expected to continue through the fourth quarter.

     Higher net interest expense was primarily due to the acquisition of Mearl.

     Net earnings for the first nine months of 1997 were $120.6 million compared with $107.6 million in 1996. The effective tax rate in 1997 was 29.7% compared with 28.5% for the same period last year. The higher effective rate was primarily due to a shift in the geographic mix of earnings and a changing product slate.

     Net sales for the first nine months of 1997 increased 11% to $2.6 billion from $2.4 billion for the same period in 1996 with higher sales in all business segments. The acquisition of Mearl accounted for about 30% of the increase in net sales and about 25% of the increase in selling, administrative and other expenses; see "Pigments and Additives".

Catalysts and Chemicals
-----------------------

     Operating earnings increased 8% to $101.6 million in the first nine months of 1997 from $94.4 million in the same period of 1996 benefitting from increased volumes and raw material yields resulting from operating efficiencies. Net sales increased 7% to $671.9 million in 1997 from $628.0 million in 1996.

     The Environmental Technologies Group had significantly higher earnings largely due to increased volumes in the United States and Europe, a favorable product mix in North America and manufacturing efficiencies, which more than offset higher raw material costs stemming from a new, less-favorable precious-metal supply contract and weakness in demand for stationary source emission control systems. In the Petroleum Catalysts Group, earnings declined significantly due to continuing weak demand for fluid catalytic cracking catalysts and for moving bed catalysts. The Chemical Catalysts Group had slightly lower earnings largely due to lower base-metal product sales and unfavorable exchange rates.

Pigments and Additives
----------------------

     Operating earnings increased 24% to $86.7 million in the first nine months of 1997 from $70.0 million in the same period of 1996. Net sales increased 23% to $449.4 million in 1997 from $365.3 million in 1996. Most of these improvements were due to Mearl.

     Performance Additives Group earnings were up significantly due to the timing of the Mearl acquisition (May 1996) and higher demand for pearlescent pigments in the automotive and cosmetics markets. Lower earnings in the Paper Pigments and Additives Group reflected higher manufacturing costs and continuing pricing pressures, which more than offset a modest improvement in sales volume to the paper industry.

Engineered Materials and Industrial Commodities Management
----------------------------------------------------------

     Operating earnings increased 26% to $43.2 million in the first nine months of 1997 from $34.4 million in 1996. Net sales increased 9% to $1.5 billion in 1997 from $1.4 billion in 1996.

     The Industrial Commodities Management Group generated significantly higher earnings by capitalizing on unusual market volumes and volatility. The Engineered Materials Group had significantly lower earnings due to the absence of a one-time order for precious-metal coated products in 1996, an unfavorable sales mix for electro metallic products, and higher raw material costs stemming from a new, less-favorable precious-metal supply contract.

                       Financial Condition and Liquidity
                       ---------------------------------

     At September 30, 1997 the Company's current ratio was 1.1, the same as at December 31, 1996. The Company's total debt to total capital ratio was 44%, a slight improvement compared with 45% at year-end. A reduction in committed metal positions resulted in a decrease in hedged metal obligations, excluding the impact of changes in the fair value of commodity derivative instruments which had no effect on cash. The nature of the Industrial Commodities Management business can result in significant fluctuations in cash flow. Management believes that the Company will continue to have adequate access to credit and capital markets to meet its needs for the foreseeable future, and that obligations relating to Year 2000 issues will not have a material adverse effect on financial condition, operating results or cash flows.

                         Possible Fourth Quarter Charges
                         -------------------------------

     In response to the weak results of certain Company operations, management is considering a number of corrective actions. The operations involved include:
Engelhard-CLAL, a 50/50 joint venture in precious metal fabricated products; Engelhard/ICC, a 50/50 joint venture in desiccant-based, climate-control systems; the Company's stationary source business, which manufactures and markets air handling systems used in the abatement of stationary source emissions; and certain of the Company's fluid catalytic cracking catalyst operations. While the Company has not completely defined the scope of the actions contemplated with respect to such operations, other than its previously announced restructuring of Engelhard/ICC, such actions are likely to result in special charges in the fourth quarter of 1997.

                                 Other Matters
                                 -------------

     Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" (EPS) was issued in February 1997 and becomes effective on December 31, 1997. SFAS No. 130, "Reporting Comprehensive Income" was issued in June 1997 and becomes effective on December 31, 1998. Had these new guidelines been in effect on September 30, 1997, the Company would have experienced no material impact from adoption.

     A ruling by the U.S. District Court, Middle District of Georgia, allowed the Company to complete the acquisition of certain assets of the Floridin Company from U.S. Borax in June 1997. The Justice Department appealed the District Court ruling, and on October 23, 1997 the U.S. Court of Appeals (11th Circuit) affirmed the District Court's ruling.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                Pages
-------  --------------------------------                                -----

(a) (12) Computation of the ratio of earnings to fixed charges.          12-13

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 ENGELHARD CORPORATION
                                             -----------------------------
                                                      (Registrant)






Date     November 14, 1997                     /s/ Orin R. Smith
        ---------------------                -----------------------------
                                                   Orin R. Smith
                                                   Chairman and Chief
                                                   Executive Officer







Date     November 14, 1997                     /s/ Thomas P. Fitzpatrick
        ---------------------                -----------------------------
                                                   Thomas P. Fitzpatrick
                                                   Vice President and
                                                   Chief Financial Officer






Date    November 14, 1997                      /s/ David C. Wajsgras
       ----------------------                -----------------------------
                                                   David C. Wajsgras
                                                   Controller

                                   EXHIBIT 12


              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
              -----------------------------------------------------

EXHIBIT 12
                                                 ENGELHARD CORPORATION
                                  COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                                                 (Dollars in Thousands)
                                                       (Unaudited)

                                      Nine Months Ended
                                        September 30,                           Years Ended December 31,
                                      -----------------     -----------------------------------------------------------
                                            1997              1996         1995         1994         1993        1992
                                            ----              ----         ----         ----         ----        ----
Income from continuing operations
before provision for income taxes        $171,555           $209,955     $185,312     $157,306     ($4,709)    $133,858

Add /(deduct)

   Portion of rents representative
   of the interest factor                   2,925              3,900        4,700        4,800       4,500        4,000


   Interest on indebtedness                38,707             45,009       31,326       21,954      13,696       16,231


   Equity dividends                         3,803              2,515        3,411        3,800       2,600        3,100


   Equity (earnings)/losses                 2,587              5,008         (695)        (632)     (3,443)      (7,445)
                                         --------           --------     --------     --------     -------     --------
   Earnings as adjusted                  $219,577           $266,387     $224,054     $187,228     $12,644     $149,744
                                         ========           ========     ========     ========     =======     ========

Fixed Charges

   Portion of rents representative
   of the interest factor                  $2,925             $3,900       $4,700       $4,800      $4,500       $4,000


   Interest on indebtedness                38,707             45,009       31,326       21,954      13,696       16,231


   Capitalized interest                       565              1,053        1,000          800       2,700          400
                                         --------           --------     --------     --------     -------     --------
                                          $42,197            $49,962      $37,026      $27,554     $20,896      $20,631
                                         ========           ========     ========     ========     =======     ========

Ratio of Earnings to Fixed Charges           5.20               5.33         6.05         6.79       - (a)         7.26
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

                                       13