Form 10-K
period 1997-12-31
ENGELHARD CORP
filed 1998-03-31
CIK 352947

                                      1997
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

 X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------
                  For the fiscal year ended December 31, 1997
                                       OR
---            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------
                   For the transition period from          to

                         Commission file number 1-8142

                             ENGELHARD CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    22-1586002
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

101 WOOD AVENUE, ISELIN, NJ                                         08830
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code             (732) 205-5000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class                    Name of each exchange on which registered
-----------------------------------    -----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Number of shares of common stock outstanding as of March 13, 1998 - 144,605,129. Aggregate market value of common stock held by non-affiliates as of March 13, 1998 - $1,861,900,762.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Proxy Statement for the 1998 Annual Meeting of Shareholders.

                               Table of Contents
                               ------------------
                                                                 Page
                                                        ------------------------
                                                         1997
                                                         Form          Proxy
Item                                                     10-K        Statement
----                                                     ----        ----------
                                     Part I
1.  Business
    (a) General development of business                    3             -
    (b) Segment and geographic area data                 3-8             -
    (c) Description of business                       3-8, 42-44         -

2.  Properties                                             9             -

3.  Legal Proceedings                                    9-10            -

4.  Submission of Matters to a Vote of                    10             -
    Security Holders
                                     Part II

5.  Market for Registrant's                               10             -
    Common Equity and Related
    Stockholder Matters

6.  Selected Financial Data                              11, 52          -

7.  Management's Discussion and                          12-23           -
    Analysis of Financial Condition
    and Results of Operations

8.  Financial Statements and                             24-51           -
    Supplementary Data

9.  Changes in and Disagreements with                     52             -
    Accountants on Accounting and Financial
    Disclosure
                                    Part III

10. Directors and Executive Officers of                  53-54          3-6
    the Registrant

11. Executive Compensation                                54           11-22

12. Security Ownership of Certain                         54           2-3,7-8
    Beneficial Owners and Management

13. Certain Relationships and Related                     54           2-7,10
    Transactions
                                    Part IV

14. Exhibits, Financial Statement                        55-86           -
    Schedules, and Reports on Form 8-K

                                     PART I
                                     ------
Item 1.    Business
------     --------
     Engelhard Corporation (which together with its Subsidiaries, is collectively referred to as the Company) was formed under the laws of Delaware in 1938 and became a public company in 1981. The Company's principal executive offices are located at 101 Wood Avenue, Iselin, NJ, 08830 (telephone number
(732) 205-5000).

     The Company develops, manufactures and markets technology-based performance products and engineered materials for a wide spectrum of industrial customers, and provides services to precious and base metals customers and markets energy-related services.

     The Company employed approximately 6,400 people as of January 1, 1998 and operates on a worldwide basis with corporate and operating headquarters and principal manufacturing facilities and mineral reserves in the United States with other operations conducted in the Asia-Pacific region, Canada, the European Community, the Russian Federation and South America.

     The Company's businesses are organized into three segments - Catalysts and Chemicals, Pigments and Additives, and Engineered Materials and Industrial Commodities Management.

     Information concerning the Company's net sales, operating earnings and identifiable assets by industry segment and by geographic area; inter-area transfers by geographic area; and export sales is included in Note 15, "Business Segment and Geographic Area Data", of the Notes to Consolidated Financial Statements on pages 42-44 of this Form 10-K.

Catalysts and Chemicals

     The Catalysts and Chemicals segment comprises three business groups: the Environmental Technologies Group, consisting of Automotive Emission Systems, Heavy-Duty Power Systems and Process Emission Systems, serving the automotive, off-road vehicle, light and heavy duty truck, aircraft, power generation and process industries; the Petroleum Catalysts Group, serving the petroleum refining industries; and the Chemical Catalysts Group, serving the chemical, petrochemical, pharmaceutical and food processing industries.

     Environmental technology catalysts are used in applications such as the abatement of carbon monoxide, oxides of nitrogen and hydrocarbons from gasoline, diesel and alternate fueled vehicle exhaust gases to meet emission control standards. These catalysts are also used for the removal of odors, fumes and pollutants generated by a variety of process industries including but not limited to the painting of automobiles, appliances and other equipment; printing processes; the manufacture of nitric acid and tires; in the curing of polymers; and power generation sources. In 1997, the Company dissolved its Metreon joint venture, formed in 1995 with W. R. Grace, to develop and market metallic substrate catalytic converters for cars. Also in 1997, the Company purchased the assets of W. R. Grace's Camet Metal Monolith business, which manufactures and markets pre-coated catalyzed metal monoliths for mobile-source applications as well as stationary NOx and carbon dioxide emission-control products.

     The Company also participates in the manufacture and supply of automobile exhaust emission-control catalysts through affiliates serving the Asia-Pacific region: N.E. Chemcat Corporation (Japan) - 38.8% owned; and Heesung-Engelhard (South Korea) - 49% owned, both of which also produce other catalysts and products.

     The petroleum refining catalyst products consist of a variety of catalysts and processes used in the petroleum refining industry. The principal products are zeolitic cracking catalysts which are widely used to provide economies in petroleum processing. The Company commercially offers a full line of fluid catalytic cracking (FCC) catalysts many of which are based on patented technology which can be used to control selectivity and cracking activity virtually independently of one another. This characteristic permits custom catalysts formulation for a large number of users.

     The Company manufactures reforming, isomerization and hydrotreating catalysts for a variety of petroleum refining processes. These catalysts are marketed in North America and the Caribbean by Acreon Catalysts, a jointly owned partnership formed by the Company and Procatalyse. In 1995, the Company and Procatalyse announced plans to expand the production capacity of their joint venture. To serve market needs more effectively, in 1997 they added alumina and hydrotreating catalyst manufacturing capacity in North America.

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

     In early 1998, Engelhard and Mallinckrodt Inc. reached an agreement in principle for the Company to buy Mallinckrodt's catalyst business for $210 million, pending board approvals by both companies, execution of a definitive agreement and other relevant government approvals. The acquisition would provide immediate opportunities for Engelhard's chemical catalysts business to manufacture and market new catalyst product lines.

     The products of the Catalysts and Chemicals segment compete in the marketplace on the basis of cost and value performance. No single competitor is dominant in the markets in which the Company operates.

     The manufacturing operations of the Catalysts and Chemicals segment are carried out in 12 states in the United States. Subsidiary operations are located in Germany, Italy, The Netherlands, South Africa and the United Kingdom with equity investments located in the United States, Japan and South Korea. The products are sold principally through the Company's sales organizations or its equity investments, supplemented by independent distributors and representatives.

     The principal raw materials used by the Catalysts and Chemicals segment include metals, procured by the Engineered Materials and Industrial Commodities Management segment; kaolin, supplied by the Pigments and Additives segment; and a variety of minerals and chemicals which are generally readily available. For more information about precious-metal supply contracts, see the "Engineered Materials and Industrial Commodities Management" section below on page 6 of this Form 10-K.

     As of January 1, 1998 the Catalysts and Chemicals segment had approximately 2,800 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

Pigments and Additives

     The Pigments and Additives segment is comprised of performance products based on kaolin and used as coating and extender pigments for the paper industry and mineral based performance additives products. The segment's pearlescent and color specialty pigments and additives businesses serve the plastics, coatings, paint, ink, cosmetics, packaging, and allied industries in a variety of applications. The segment also supplies iridescent films used in an assortment of creative, decorative, packaging and security applications.

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

     Minerals based performance additives products are used principally as extender pigments for a variety of purposes in the manufacture of plastic, rubber, ink, ceramic, adhesive products and in paint. Principal products include Satintone (registered trademark) products, ASP (registered trademark) pigments and Translink (registered trademark) surface modified reinforcements. The segment also produces a variety of organic and inorganic color and pearlescent and natural pearl pigments for a wide range of applications. Additionally, the segment also produces gellants and sorbents with an assortment of uses as well as Mearlcrete and Metamax (registered trademarks) for the concrete industry.

     The products of the Pigments and Additives segment compete with other pigments and extenders on the basis of cost and value performance. No single competitor is dominant in the markets in which the Company competes.

     Pigments and Additives manufacturing operations are carried out in nine states in the United States, Finland, Japan, and South Korea. Subsidiary sales and distribution centers are located in France, Hong Kong, Mexico, The Netherlands, and Turkey. An equity investment is located in the Ukraine. Products are sold through the Company's sales organization supplemented by independent distributors and representatives.

     The principal raw materials used by the Pigments and Additives segment include kaolin, attapulgite, and mica from mineral reserves owned or leased by the Company and a variety of other minerals and chemicals which are readily available.

     As of January 1, 1998 the Pigments and Additives segment had approximately 2,400 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

Engineered Materials and Industrial Commodities Management

     The Engineered Materials and Industrial Commodities Management segment includes the Engineered Materials Group, serving a broad spectrum of industries and the Industrial Commodities Management Group, which is responsible for precious and base metals sourcing and dealing, for managing the precious and base metals requirements of the Company, and for power marketing.

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

     The products of the Engineered Materials Group compete on the basis of cost and value performance. No single competitor is dominant in the markets in which the Company operates.

     Engineered Materials manufacturing operations are carried out in five states in the United States and in facilities located in Canada and the United Kingdom. The products are sold principally through the Company's sales organization, supplemented by independent distributors and representatives.

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

The Industrial Commodities Management Group also engages in precious and base metals dealing operations with industrial consumers, dealers, central banks, miners and refiners. It also participates in refining of precious metals and marketing of energy-related services. For more information regarding precious metals operations, see Note 7, "Metal Positions and Obligations", on pages 35 and 36 and Note 14, "Financial Instruments", on pages 40 and 41 of this Form 10-K. Offices are located in the United States, Japan, Peru, the Russian Federation, Switzerland and the United Kingdom.

     As of January 1, 1998 the Engineered Materials and Industrial Commodities Management segment had approximately 475 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

Major Customer

     For the year ended December 31, 1996, Engelhard-CLAL, a related party and a customer of the Engineered Materials and Industrial Commodities Management segment, accounted for 16% of the Company's net sales. Sales to Engelhard-CLAL include both fabricated products and precious metals and were therefore significantly influenced by fluctuations in precious-metal prices as well as the quantity and type of metal purchased. In such cases, market price fluctuations, quantities and types purchased can result in material variations in sales reported, but do not usually have a direct or substantive effect on earnings.

Research and Patents

     The Company currently employs approximately 425 scientists, technicians and auxiliary personnel engaged in research and development in the field of chemistry and metallurgy. These activities are conducted in the United States and abroad. Research and development expense was $61.4 million in 1997, $56.5 million in 1996 and $53.0 million in 1995.

     Research facilities include fully staffed instrument analysis laboratories, which the Company maintains in order to achieve the high level of precision necessary for its various business groups and to assist customers in understanding how Engelhard's products and services can add value to their businesses.

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

Environmental Matters

With the oversight of environmental agencies, the Company is currently preparing, has under review, or is implementing, environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites, including Plainville, MA, Salt Lake City, UT and Attapulgus, GA. The Company is continuing to investigate contamination at Plainville under a 1993 agreement with the United States Environmental Protection Agency (EPA) and is awaiting approval of a decommissioning plan by the State of Massachusetts under authority delegated by the Nuclear Regulatory Commission. Investigation of the environmental status at Salt Lake City continues under a 1993 agreement with the Utah Solid and Hazardous Waste Control Board. An approved reclamation program at Attapulgus, under a 1994 consent order with the Georgia Department of Natural Resources, Environmental Protection Division, is expected to be completed in 1998.

In addition, 17 sites have been identified at which the Company believes liability as a potentially responsible party (PRP) is probable under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund imposes strict, joint and several liability under certain circumstances. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de minimis contributor of hazardous substances at many of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances or natural resource damages, the Company has settled a number of other cleanup proceedings. The Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

The liabilities for environmental cleanup related costs recorded in the consolidated balance sheets at December 31, 1997 and 1996 were $43.6 million and $49.6 million, respectively, including $3.8 million and $4.6 million, respectively, for Superfund sites. These amounts represent those costs which the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents approximately 60% of what it believes are the reasonably possible environmental cleanup related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

During the past three-year period, cash payments for environmental cleanup related matters were $6.0 million, $7.0 million and $7.6 million for 1997, 1996 and 1995, respectively. The amounts accrued in connection with environmental cleanup related matters were not significant over this time period.

For the past three-year period, environmental related capital projects have averaged less than 10 percent of the Company's total capital expenditure programs, and the expense of environmental compliance (environmental testing, permits, consultants and in-house staff) was not significant.

There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup related matters are projected to be $10.0 million for 1998, all of which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, management believes that environmental cleanup related reserves at December 31, 1997 are reasonable and adequate and that environmental matters are not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on operating results or cash flows when resolved in a future reporting period.

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

     The Catalysts and Chemicals segment owns and operates a complex of plants in Georgia that manufactures petroleum cracking catalysts, and other plants located in Huntsville, AL; Santa Barbara, CA; East Windsor, CT; Mangonk, FL;

     Wilmington, MA; South Lyon, MI; Jackson, MS; Union, NJ; Elyria and Hiram, OH; Duncan and Seneca, SC; Salt Lake City, UT; Hannover and Nienburg, Germany; Rome, Italy; Terneuzen and DeMeern, The Netherlands; Port Elizabeth, South Africa; and Coleford, United Kingdom. In addition, the segment owns a mine in Mississippi and leases a mine in Arizona.

     The Pigments and Additives segment owns and operates five kaolin mines and five milling facilities in Middle Georgia which serve an 85 mile network of pipelines to three processing plants. It also owns land containing kaolin and leases, on a long-term basis, kaolin mineral rights to additional acreage. In addition, the Company owns sales and manufacturing facilities in Helsinki, Kotka and Rauma, Finland. The segment also owns and operates attapulgite processing plants in Quincy, FL and Attapulgus, GA near the area containing its attapulgite reserves, plus a mica mine and processing facilities in Hartwell, GA. Management believes that the Company's crude kaolin, attapulgite and mica reserves will be sufficient to meet its needs for the foreseeable future. The segment also owns and operates color, pearlescent pigments and film manufacturing facilities in Sylmar, CA; Louisville, KY; Eastport, ME; Roselle Park, NJ; Peekskill, NY; Elyria, OH; Charleston, SC; Haarlem, The Netherlands; and Inchon, South Korea. In addition, the segment owns mines in Florida.

     The Engineered Materials and Industrial Commodities Management segment owns and operates manufacturing facilities in East Newark, NJ; Anaheim, CA; Lincoln Park, MI; Warwick, RI; Ontario, Canada; and Cinderford, United Kingdom. Other operations are conducted at owned facilities in Iselin, NJ; Tokyo, Japan; Lima, Peru; Zug, Switzerland; and London, United Kingdom.

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


     In July 1996, the Securities and Exchange Commission ("SEC") issued a formal order of investigation concerning the sales of Engelhard stock by certain of the Company's officers and directors during 1995. Subpoenas for documents and witness testimony were issued by the SEC. In response, the Company has provided documents to the SEC and witnesses have been examined by the SEC staff.


Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------
          Not applicable.

                                     PART II
                                     -------

           Market for Registrant's Common Equity
Item 5.    and Related Stockholder Matters
------     -------------------------------------

     As of March 13, 1998, there were 8,313 holders of record of the Company's common stock, which is traded on the New York Stock Exchange (ticker symbol "EC"), as well as on the London and Swiss stock exchanges.

     The range of market prices and cash dividends paid for each quarterly period were as follows:
                                         NYSE                      Cash
                                     market price             dividends paid
                                   High         Low             per share
                                 ---------   ---------        --------------
1997
First quarter                    $23 3/4     $18 3/4              $0.09
Second quarter                    22 1/4      18 5/8               0.09
Third quarter                     22 15/16    19 9/16              0.10
Fourth quarter                    21 5/8      17 1/16              0.10

1996
First quarter                    $24 3/8     $19 3/8              $0.09
Second quarter                    26 1/8      22 3/8               0.09
Third quarter                     23 3/4      19 1/8               0.09
Fourth quarter                    23 1/2      17 7/8               0.09

Item 6.    Selected Financial Data
------     -----------------------



                             Selected Financial Data
                           ($ in millions, except per
                                 share amounts)


Operating Results                                1997           1996            1995           1994           1993
-----------------                                ----           ----            ----           ----           ----
Net sales                                     $3,630.6        $3,184.4        $2,840.1       $2,385.8       $2,150.9
Net earnings(1)                                   47.8           150.4           137.5          118.0            0.7
Basic earnings per share(2)                       0.33            1.05            0.96           0.82              -
Diluted earnings per share(2)                     0.33            1.03            0.94           0.82              -
Total assets                                  $2,586.3        $2,490.5        $1,943.3       $1,777.8       $1,436.2
Long-term debt                                   373.6           375.1           211.5          111.8          112.2
Shareholders' equity                             785.3           833.2           737.7          614.7          531.3
Cash dividends paid per share(2)                 $0.38           $0.36           $0.35          $0.30          $0.28
Return on average shareholders' equity            5.9%           19.2%           20.3%          20.6%           0.1%


Unless otherwise indicated, all per-share amounts are presented as basic earnings per share, as calculated under
SFAS No. 128, "Earnings Per Share".

(1)  Results in 1997 include special and other charges of $117.7 million ($0.82 per share) for a variety of events,
(including restructuring actions and a loss from the base-metal fraud in Japan).

     Results in 1994 include a special credit of $5.0 million ($0.03 per share) representing the reversal of excess restructuring reserves and a net charge of $5.3 million ($0.04 per share) for a change in the Company's estimate of compensation expense relating to stock awards.

     Results in 1993 include a special charge of $91.8 million ($0.63 per share) for realignment and consolidation of businesses and environmental matters; a gain of $6.3 million ($0.04 per share) from the sale of the Company's interest in M&T Harshaw, a base-metal plating business; and a charge for the cumulative effect of an accounting change of $16.0 million ($0.11 per share) as a result of adopting the provisions of SFAS No. 112, "Employers'
Accounting for Postemployment Benefits".

     Results in 1992 include a charge for the cumulative effect of accounting changes of $89.5 million ($0.59 per share)
as a result of adopting the provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting
for Postretirement Benefits Other Than Pensions," and No. 109,"Accounting for Income Taxes."

(2) Reflects the three-for-two stock splits as of June 30, 1995 and September 30, 1993.



           Management's Discussion and Analysis
Item 7.    of Financial Condition and Results of Operations
------     ------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations/Engelhard Corporation

Unless otherwise indicated, all per-share amounts are presented as basic earnings per share, as calculated under SFAS No. 128, "Earnings per Share."

RESULTS OF OPERATIONS
Note: Net earnings in 1997 include special and other charges of $117.7 million ($0.82 per share) for a variety of events (including restructuring actions and a loss from the base-metal fraud in Japan, see pages 39 and 40 for detail).

CATALYSTS AND CHEMICALS
The Catalysts and Chemicals segment comprises three business groups:
Environmental Technologies, Petroleum Catalysts and Chemical Catalysts. These business groups provide a wide range of catalyst-based technologies and related performance products and processes to help customers comply with environmental regulations and improve their processes and productivity.

1997 compared with 1996: Sales up 6% and operating earnings up 8%, excluding the impact of special and other charges. Operating earnings were down 41%, including the impact of these charges.

Segment Discussion: (Excludes the impact of 1997 special and other charges of $65.0 million -- see pages 39 and 40 for discussion.) Environmental Technologies and Chemical Catalysts posted record years for operating results, while Petroleum Catalysts declined considerably.

ENVIRONMENTAL TECHNOLOGIES
The Environmental Technologies Group develops and markets sophisticated emission-control technologies and systems that enable customers to meet stringent environmental regulations at the lowest overall cost.

1997 Performance: Record sales and operating earnings (before the impact of special and other charges).

Discussion: Automotive catalyst sales and earnings grew driven by continuing demand for more sophisticated technologies needed to meet stricter environmental regulations. New business from several European automakers spurred volume growth. In the United States, market-share gains were more modest, although Engelhard began catalyst shipments to General Motors. Shipments to GM are expected to grow in 1998 (for the 1999 model year), specifically for full-size pick-up trucks and sport utility vehicles.

Improved efficiency at major manufacturing plants in Huntsville, Alabama, and Nienburg, Germany partially offset the cost impact of a less favorable precious-metal supply contract that took effect on January 1, 1997.

Revenues and operating earnings from the heavy-duty power systems business rose on increased sales of thermal coatings that reduce emissions and improve the fuel economy of gas and jet turbine engines. Sales of Engelhard's CMX catalytic mufflers to the urban transit retrofit market also increased. During the year, Engelhard's next-generation ETX-2002 engine upgrade system became the first technology certified by the U.S. Environmental Protection Agency to enable compliance with stricter emission standards that went into effect in the fourth quarter of 1997.

Sales of equipment and systems to control emissions from stationary sources declined as uncertainty over the direction of U.S. regulations slowed installation of more advanced technology. Engelhard restructured its stationary-source equipment business, leading to the 1998 sale of the portion of the business related to capital equipment (see Note 12, "Special and Other Charges," on pages 39 and 40). Engelhard will continue to sell catalyst and related technology for stationary-source pollution control.

Outlook: Demand for auto-emission catalysts and other environmental technologies is expected to increase steadily for the rest of the decade driven by tightening regional emission standards. To meet the growing demand, Engelhard is prepared to add manufacturing capacity at its plants in the United States, Germany and South Africa, while continuing to implement productivity initiatives.

Auto catalyst sales will benefit from new applications on major automotive platforms, including engines designed to meet ultra-low emission standards. New regulations in the United States now require transit bus operators in highly populated areas to install equipment such as Engelhard's ETX-2002 engine upgrade system during scheduled engine rebuilds. However, expected benefits from this new regulation could be offset by the loss of sales of older technology to diesel-truck manufacturers.

PETROLEUM CATALYSTS
The Petroleum Catalysts Group's advanced cracking and hydroprocessing technologies enable petroleum refiners to more efficiently produce gasoline, transportation fuels and heating oils.

1997 Performance: Slightly lower sales and sharply lower operating earnings (before the impact of special and other charges).

Discussion: Operating earnings were down considerably, reflecting continuing losses from European operations. A manufacturing plant in The Netherlands is scheduled to be mothballed in the second quarter of 1998 (see Note 12, "Special and Other Charges," on pages 39 and 40). Worldwide sales essentially were flat versus 1996. Sales of the group's major product line, fluid catalytic cracking
(FCC) catalysts, were up despite maintenance down time at U.S. refineries early in the year. The sales increase was driven by favorable volume gains outside Europe and a 2% price increase implemented in August. However, a decline in sales of hydroprocessing and moving-bed catalysts offset the improved sales of FCC catalysts. Sales gains were achieved in Asia, particularly for FCC catalysts, although the stronger dollar impacted pricing to Asian customers.

Outlook: Demand for FCC catalysts is expected to be relatively flat over the next few years, and competing technologies have become less differentiated. Competitors have maintained share through price concessions, although prices now are beginning to stabilize. In this market environment, Engelhard will aggressively manage costs and improve productivity to strengthen its position as a low-cost provider. Engelhard also will aggressively pursue both technology and cost opportunities inherent in its proprietary process technology.

Mothballing the manufacturing plant in The Netherlands will lower total operating costs and better position the business for earnings growth. Global customer needs will be met from North American facilities.

CHEMICAL CATALYSTS
The Chemical Catalysts Group enables customers to improve their process productivity and efficiency through advanced chemical catalysts, sorbents and separation products and related manufacturing expertise.

1997 Performance: Record sales and operating earnings (before the impact of special and other charges).

Discussion: New alliances and the continuing trend toward decaptivation -- producing catalysts for customers that formerly made their own -- drove increased sales and earnings. Strong sales continued for a unique Engelhard catalyst used in M.W. Kellogg's advanced process for ammonia production. Engelhard, the exclusive supplier of this catalyst, began shipments in 1997 to what will be the world's two largest ammonia production facilities, which are being constructed in Trinidad.

A new alliance with Mobil expanded the sale of specialty zeolites to the petrochemical industry. However, 1997 catalyst sales for the production of styrene and PVC plastics were affected by customers slowing down replacements of these catalysts. Sales of Engelhard's ATS line of water-purification products were bolstered by a new distribution agreement that expanded North American marketing efforts.

Outlook: Forging new alliances continues to be a key growth strategy. Alliances were created in 1997 with some of the chemical industry's leading companies, including Dow and Mobil. These alliances will significantly enhance Engelhard's manufacturing and marketing capabilities for styrene monomer catalysts, specialty zeolites, fats and oils catalysts and water-purification technologies. In early 1998, a new alliance was created with Koch-Glitsch, Inc. that expands Engelhard's range of services and solutions beyond chemical catalysts to include diagnostic and field services for chemical reactors. The Chemical Catalysts Group is also pursuing growth opportunities that expand its presence in Asia.

CATALYSTS AND CHEMICALS -- PRIOR YEAR COMPARISONS
1996 compared with 1995: Sales up 19% and operating earnings up 24%. Strong sales and operating earnings growth for Environmental Technologies and Chemical Catalysts. A $2.6 million pretax charge for the revaluation of certain petroleum catalyst inventories is included in the segment results. Auto catalyst sales and operating earnings grew despite flat auto production worldwide. Sales and operating earnings from heavy-duty power systems were up significantly driven by sales of diesel catalysts to truck-engine makers and catalytic converters for diesel buses. Sales and operating earnings from petroleum catalysts were up slightly despite difficult market conditions in the refining industry. Strong economic conditions in the chemical industry and success in new business programs led to growth in sales and operating earnings for the chemical catalysts business.

1995 compared with 1994: Sales up 20% and operating earnings up 10%. Strong sales and operating earnings growth for Environmental Technologies and Chemical Catalysts were offset by lower earnings from petroleum catalysts. Auto catalyst volumes were up due to the success of new products. Chemical catalyst sales and operating earnings were aided by improved economic conditions in the chemical industry and success in new business programs. Unfavorable conditions in the refining industry led to flat sales and lower operating earnings for petroleum catalysts.

PIGMENTS AND ADDITIVES
The Pigments and Additives Group enables customers to improve the look, performance and overall cost of their products.

1997 compared with 1996: Sales up 18% and operating earnings up 16% (includes the positive impact of Mearl, acquired in 1996, and the impact of special and other charges of $0.8 million in 1997).

Segment Discussion: Strong sales and earnings were driven by the successful integration of Mearl, acquired in May 1996. Capitalizing on cost, technology and market-channel synergies, Engelhard continued to build its leadership in pearlescent and color pigments, particularly in the automotive and cosmetics industries. In 1997, Engelhard introduced a unique product line called Cellini, which combines pearlescent and organic pigments. These unique products better position Engelhard to capitalize on the growing, high-fashion trend toward bright, vibrant color.

Engelhard also continued to maintain its strong position in paper pigments. In 1997, a joint venture in Ukraine began producing paper pigments. Gains were made in ongoing efforts to reduce this segment's vulnerability to the cyclical nature of the markets it serves -- particularly the paper industry. In 1997, paper pigments accounted for less than 40% of pretax profit, down from about 65% five years ago. This was achieved by growing the segment's other markets not by shrinking revenues from the paper industry.

In 1997, Engelhard expanded its attapulgite business with the acquisition of certain assets of the Floridin Company. Attapulgite-based products improve the performance of paints, coatings, caulks, sealants, pet litter and agricultural products.

Segment Outlook: Pearlescent pigments are expected to drive growth opportunities as the segment continues to leverage distribution, product and technology synergies created by the Mearl acquisition. In early 1998, the segment strengthened its Asian presence with the acquisition of a small pearlescent pigments business in South Korea. In paper pigments, Engelhard will focus on aggressively managing costs and capital investments, maintaining price leadership and continuously enriching product mix. The segment also will build its specialty films business, leveraging growing interest in iridescent film for packaging, fashion and security applications.

PIGMENTS AND ADDITIVES -- PRIOR YEAR COMPARISONS
1996 compared with 1995: Sales up 24% and operating earnings up 9%. Sales growth was due to stronger revenues from performance additives and color pigments, as well as the addition of pearlescent pigment sales resulting from the acquisition of Mearl (see Note 2, "Acquisition," on page 30). Paper pigment revenues were down slightly. Operating earnings benefited from reduced manufacturing costs, the success of new paper pigments and performance additives and the Mearl acquisition. Without the acquisition and the impact of an improved transportation-cost management system, segment operating earnings would have declined. Lower operating earnings from paper pigments were due to depressed economic conditions in the paper industry.

1995 compared with 1994: Sales up 7% and operating earnings up 26%. Significant productivity improvements and a higher margin product mix resulted in earnings growth despite a sales decline in the fourth quarter which reflected a turndown in the paper industry. In performance additives and colors, sales were favorable for all product lines. Higher volumes of high-performance, surface-treated mineral products were partially offset by lower volumes of sorbents and color products.

ENGINEERED MATERIALS AND INDUSTRIAL COMMODITIES MANAGEMENT
The Engineered Materials and Industrial Commodities Management segment delivers precious-metal-based technologies and commodities management expertise to a variety of industrial customers.

1997 compared with 1996: Sales up 17% and operating earnings up 29%, excluding the impact of special and other charges. Operating earnings were down 48%, including the impact of these charges. Included in the 1997 and 1996 operating earnings are gains of $2.8 million and $5.4 million, respectively, from the sale of certain LIFO inventories (see Note 8, "Inventories," on page 36).

Segment Discussion: (Excludes the impact of 1997 special and other charges of $39.0 million -- see pages 39 and 40 for discussion.) Industrial Commodities Management (ICM) posted strong increases in both sales and operating earnings driven by volatility in the platinum-group-metals market. These increases more than offset sharp declines in Engineered Materials.

Customers often supply the precious metals for manufactured products. In those cases, precious-metal values are not included in sales numbers. The mix of such arrangements and the extent of market-price fluctuation can significantly affect the level of reported sales, but do not usually have a material effect on earnings. Precious metals are considered as sales if the metal was supplied by Engelhard. Purchase of metal generally is hedged (see Note 1, "Summary of Significant Accounting Policies," on pages 28-30).

ENGINEERED MATERIALS
The Engineered Materials Group provides precious-metal- fabricated products and coatings to a wide range of industrial customers.

1997 Performance: Slightly lower sales and significantly lower operating earnings.

Discussion: Sales were affected by lower demand for metal-joining products for air conditioners and household appliances and by an unfavorable mix of electro-metallic products. Although manufacturing process improvements raised overall efficiency, year-over-year earnings were lower due to a large, one-time order in 1996 and higher raw material costs stemming from a less favorable precious-metal supply contract that took effect on January 1, 1997.

Outlook: Engineered Materials will continue to pursue sales growth in Asia and develop new products.

INDUSTRIAL COMMODITIES MANAGEMENT
ICM utilizes its expertise in commodities dealing and management to ensure that Engelhard and its customers have the raw materials they need to cost-effectively make their products.

1997 Performance: Record sales and operating earnings (before the impact of special and other charges).

Discussion: Sales and earnings rose significantly due to unusually high volatility in platinum-group-metals markets. Volatility generally increases the spread on transactions. Refining operations, although down slightly, also benefited from increased activity generated by the market volatility.

Outlook: Year-over-year earnings are expected to decline as the volatility experienced in 1997 is not expected to continue. The group will continue to pursue product and service expansions.

ENGINEERED MATERIALS AND INDUSTRIAL COMMODITIES MANAGEMENT -- PRIOR YEAR COMPARISONS
1996 compared with 1995: Sales up 6% and operating earnings up 4%. The majority of the industrial business units in this segment were transferred to a joint venture, Engelhard-CLAL, in June 1995 (see Note 9, "Investments," on pages 36 and 37). On a comparable year-to-year basis, sales and operating earnings were up. When comparing total results, 1996 operating earnings, excluding a $5.4 million pretax gain (resulting from the sale of certain LIFO inventories) were down slightly.

1995 compared with 1994: Sales up 22% and operating earnings up 32%. Strong growth in ICM more than offset reduced sales and flat earnings in Engineered Materials, the result of the formation of the Engelhard-CLAL joint venture in June 1995. Sales and operating earnings in the retained businesses were up substantially.

SPECIAL AND OTHER CHARGES
In response to the weak results of certain Company operations and as a result of the base-metal fraud in Japan, the Company recorded, in the fourth quarter of 1997, Special and Other Charges of $149.6 million ($117.7 million after tax). The following table sets forth the impact of the Special and Other Charges in the 1997 Consolidated Statement of Earnings:

CAPTION IMPACTED                                      Special and
(in millions, except per share amounts)             Other Charges
                                                    -------------
Cost of sales                                              $  6.1
Selling, administrative and other expenses                   12.7
Special charge                                               86.0
                                                           ------
  Earnings from operations                                  104.8
Equity in earnings (losses) of affiliates                    44.8
                                                           ------
  Earnings before income taxes                              149.6
Income tax expense                                           31.9
                                                           ------
  Net earnings                                             $117.7
                                                           ======
  Basic earnings per share                                 $ 0.82
                                                           ======
  Diluted earnings per share                               $ 0.81
                                                           ======

Generally, these charges cover asset impairments and employee severance costs related to Engelhard-CLAL, a joint venture in precious-metal-fabricated products; the mothballing of a petroleum catalysts facility in The Netherlands used for the manufacture of FCC catalysts; the sale of the stationary-source, emission-control capital equipment business of the Environmental Technologies Group; the restructuring of Engelhard/ICC, a joint venture in desiccant-based, climate-control systems; a loss related to the base-metal fraud in Japan (see "Subsequent Event" on pages 21 and 22 for further detail); and other asset impairments. See Note 12 of the Notes to Consolidated Financial Statements for further detail. Beginning in the second half of 1998, the activities covered by the charges are expected to yield annual pretax savings of about $20.0 million as a result of lower manufacturing costs and the elimination of operating losses, and yield annual cash savings of about $10.0 million as a result of lower employee and plant operating costs.

The Engelhard-CLAL joint venture continues to face pressures of declining demand for French-manufactured jewelry and increasing competition from other international fabricators of precious-metal products. In response to these pressures and other market conditions, Engelhard and its partner, FIMALAC, in the fourth quarter of 1997, agreed to rationalize certain operations and determined that it is more likely than not that certain deferred tax assets will not be realized and reduced those assets to an estimate of realizable value. In addition, Engelhard recognized an impairment of its goodwill associated with this joint venture.

In the fourth quarter of 1997, management approved a plan to improve the profitability of the Petroleum Catalysts Group, primarily by lowering its cost structure and optimizing its manufacturing resources. The most significant action calls for the mothballing of the FCC catalysts facility in The Netherlands. This decision was driven by industry overcapacity and the determination that the Company's European customers could be served more efficiently by U.S. FCC catalysts operations. As a result, the Company provided for employee severance obligations and site closure costs and reduced the carrying value of the related assets to an estimate of fair value.

Also in the fourth quarter of 1997, management approved a plan to sell the stationary-source, emission-control capital equipment business. This decision was based on market growth projections combined with low technological barriers to enter this market. Management believes that this strategy will allow the Company to concentrate on its core competency -- catalyst technology. The Company will continue to sell catalysts for stationary-source pollution abatement. Engelhard provided for business exit costs and reduced the carrying value of the related assets to an estimate of fair value. In February 1998, substantially all of the assets of the capital equipment business were sold to Durr Environmental, Inc.

In August 1997, the Company reached an agreement in principle with its partner ICC Technologies, Inc. to restructure Engelhard/ICC. Under the final agreement, which was approved by ICC shareholders in February 1998, Engelhard/ICC was split into two companies. One of the new companies, 80% owned by Engelhard, is focused on manufacturing and marketing desiccant-coated rotors and related products. The other new company, 10% owned by Engelhard, manufactures and markets complete climate-control equipment systems. Management believes that the new structure will allow each partner to concentrate on core competencies as well as share in anticipated growth of the market for desiccant-based, climate-control systems.

ACQUISTIONS AND PARTNERSHIPS

Other Party          Business Arrangement    Transaction Date    Business Opportunity
-----------          --------------------    ----------------    --------------------
Mearl Corporation    Acquired business       May 1996            Rationalization of costs and expansion of pigment markets

FIMALAC              Formed Paris-based      June 1995           Development of the low-cost position in manufacturing and
                     50/50 joint venture                         marketing precious-metal containing products

SELLING ADMINISTRATIVE AND OTHER EXPENSES
Selling, administrative and other expenses of $327.8 million in 1997 were up from $255.5 million in 1996 and $244.7 million in 1995. The 1997 amount reflects a full year of Mearl (acquired in May 1996), the impact of the special and other charges (see pages 39 and 40 for detail), a 1996 insurance recovery ($5.7 million after tax or $0.04 per share) and general growth in our businesses due to new programs and strategic alliances. The 1995 amount reflects the transfer of certain sites and businesses to the Engelhard-CLAL joint venture in June.

EQUITY EARNINGS/LOSSES
Equity in losses of affiliates was $47.8 million in 1997 and $5.0 million in 1996, compared with equity in earnings of affiliates of $0.7 million in 1995. The 1997 loss reflects the 1997 special and other charges of $44.8 million related to Engelhard-CLAL and Engelhard/ICC (see pages 39 and 40 for detail). 1996 reflects a larger loss in Engelhard/ICC and a $2.5 million restructuring charge in Engelhard-CLAL.

GAIN ON SALE OF INVESTMENT
In 1996, the Company sold its share of Heraeus Engelhard Electrochemistry Corp., a marketer of electrochemical products. The Company realized a gain of $2.4 million ($1.5 million after tax or $0.01 per share) on the sale.

INTEREST
Net interest expense was $52.8 million in 1997, compared with $45.0 million in 1996 and $31.3 million in 1995. The 1997 and 1996 increases primarily reflect the incremental financing costs associated with acquiring Mearl in May 1996. Excluding the impact of Mearl financing, higher net interest expense in all three years was primarily due to higher average debt balances as a result of acquisitions and investments.

Interest income, included as a component of net sales, was $1.1 million in 1997, $1.8 million in 1996 and $2.2 million in 1995.

TAXES
Income tax expense was $38.0 million in 1997, $59.5 million in 1996 and $47.8 million in 1995. Excluding the tax benefit associated with the 1997 special and other charges, the effective income tax rate was 29.7% in 1997, 28.3% in 1996 and 25.8% in 1995. The increasing effective rates are primarily due to a shift in the geographic mix of earnings.

The effective tax rate associated with the 1997 special and other charges is a benefit of 21.3%. The tax benefit reflects the recording of a valuation allowance primarily against the capital loss carryforwards expected to be generated by some of these charges. The allowance recognizes management's view that it is more likely than not that these tax benefits may expire unused.

At year-end 1997, the net deferred tax asset was $88.1 million, primarily for accrued postretirement and postemployment benefit obligations, the special and other charges, the environmental clean-up reserve and other accruals. Management believes Engelhard will generate sufficient taxable income and employ tax planning strategies to ensure deferred tax benefits are realized.

FINANCIAL CONDITION AND LIQUIDITY
Working capital was $15.0 million at December 31, 1997, compared with $115.3 million last year. The decrease was primarily due to lower receivables and the impact of special and other charges. The year-end market value of the Company's precious-metal inventories exceeded carrying cost by $49.7 million, compared with $25.9 million last year. The increase in excess value reflects higher market values which more than offset the impact of slightly reduced levels of LIFO inventory. (See Note 8, "Inventories," on page 36.) The current ratio was 1.0, compared with 1.1 in 1996.

The Company's total debt was $622.9 million at December 31, 1997, compared with $680.0 million last year.

The ratio of total debt to total capital was 44% at December 31, 1997, compared with 45% last year. The Company currently has one $600 million, five-year facility with a group of major U.S. and overseas banks. Additional unused, uncommitted lines of credit available exceeded $700 million at year-end 1997.

Operating activities provided net cash of $196.5 million in 1997, compared with $24.8 million in 1996 and $133.8 million in 1995.

The variance in cash flows from operating activities primarily occurred in the Industrial Commodities Management Group (ICM) and reflects changes in metal positions used to facilitate both supplier and customer requirements. ICM routinely enters into a variety of arrangements for the sourcing of industrial commodities. Generally, all such transactions are hedged on a daily basis (see
Note 1, "Summary of Significant Accounting Policies," on pages 28-30 for a complete description). ICM works to ensure that the Company and its customers have an uninterrupted source of industrial commodities utilizing supply contracts and commodities markets around the world. Hedging is accomplished primarily through forward, future and option contracts. Hedged metal obligations (metal sold not yet purchased but fully hedged) are considered financing activities and reflect the fair value of the derivative instruments. These transactions generally cover the sourcing requirements of ICM.

The cash provided from operations other than ICM exceeded $100 million in each of the last three years despite generally higher levels of working capital. Management believes that the Company will continue to have adequate access to credit and capital markets to meet its needs for the foreseeable future.

MARKET RISK SENSITIVE TRANSACTIONS
See Item 7A, Market Risk Disclosures on pages 21-23.

CAPITAL EXPENDITURES COMMITMENTS AND CONTINGENCIES
Capital projects are designed to maintain capacity, expand operations, improve efficiency or protect the environment. These amounted to $136.9 million in 1997, compared with $128.2 million in 1996 and $147.7 million in 1995. Capital expenditures in 1995 included the Company's $57.0 million purchase of land and a building that serve as the principal executive and administrative offices of the Company and its operating businesses. See also Note 17, "Environmental Costs," and Note 19, "Litigation and Contingencies," on pages 46-47 and 48-49 for further information about commitments and contingencies. Capital expenditures in 1998 are expected to approximate 1997 spending.

DIVIDENDS AND CAPITAL STOCK
In the third quarter of 1997, the Board of Directors approved an 11.1% increase in the common stock dividend, raising the level to $0.10 per share effective September 30, 1997. The annualized common stock dividend rate at the end of 1997 was $0.40 per share compared with $0.36 per share in 1996.

In the first quarter of 1996, the Board approved the purchase of five million shares of the Company's common stock. At December 31, 1997, no shares had been purchased under this plan.

OTHER MATTERS
The Financial Accounting Standards Board (FASB) has issued Statements No. 130, "Reporting Comprehensive Income," No. 131, "Disclosures About Segments of an Enterprise and Related Information," and No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." These standards address reporting and disclosure requirements only. Engelhard will comply with these standards in 1998.

Many of Engelhard's computer systems must be modified due to certain programming limitations in recognizing dates beyond 1999. Programs that have time-sensitive software with this limitation may experience miscalculations or system failures. The Company has completed its Year 2000 evaluation process and is utilizing both internal and external resources to reprogram or replace and test its software. The Company will spend and expense approximately $7.5 million in 1998 to ensure that all of these systems are Year 2000 compliant. However, if such modifications are not made or are not completed on a timely basis, the Year 2000 issue could have a material adverse impact on the operations of the Company. In addition, the Company is in the process of understanding the extent to which it is vulnerable to the Year 2000 issues of its customers and suppliers. However, there can be no assurance that the Year 2000 issues of these customers and suppliers would not have a material adverse effect on the Company. The date on which the Company plans to complete any necessary Year 2000 modifications is based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

SUBSEQUENT EVENT
In 1998, management learned that Engelhard and several other companies operating in Japan had been victims of a sophisticated, fraudulent scheme involving base-metal inventory held in third-party warehouses in Japan. Based on preliminary information, management estimates the inventory loss to be approximately $39.0 million in 1997 and $16.0 million in 1998. The Company has not yet recorded any insurance or third-party recovery due to the ongoing nature of the investigation and the complexity of the fraud uncovered. However, the Company has placed its insurance carriers on notice and is vigorously pursuing recovery from them and responsible third parties. This event is not expected to have a material adverse impact on the business and operation of the ICM group.

FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements. Investors should be aware of factors that could cause Engelhard's actual results to vary materially from those projected in the forward-looking statements. These factors include, but are not limited to, global economic trends; competitive pricing or product development activities; markets, alliances, and geographic expansions developing differently than anticipated; government legislation and/or regulation (particularly on environmental issues); and technology, manufacturing and legal issues.

Item 7A.:       Market Risk Disclosures
-----------     -----------------------

The Company is exposed to market risks arising from adverse changes in interest rates, foreign currency exchange rates, and commodity prices. In the normal course of business, the Company uses a variety of techniques and instruments, including derivatives as part of its overall risk management strategy. Engelhard enters into derivative agreements with a diverse group of major financial and other institutions with individually determined credit limits to reduce the risk of nonperformance by counterparties.

INTEREST RATE RISK
Engelhard uses sensitivity analysis to assess the market risk of its debt-related financial instruments and derivatives. Market risk here is defined as the potential change in the fair value resulting from an adverse movement in interest rates. As of December 31, 1997, the fair value of the Company's total debt was $633.5 million based on average market quotations of price and yields provided by investment banks. A 100 basis point increase in interest rates could result in a $13.9 million reduction in the fair value of total debt.

Also, the Company uses interest rate swaps to help achieve its fixed and floating rate debt objectives. As of December 31, 1997, the Company had forward starting swaps with a total notional value of $120 million, each with a start date of April 30, 1998 and termination date of April 30, 2008. These contracts hedge an anticipated 1998 debt issuance.

FOREIGN CURRENCY EXCHANGE RATE RISK
The Company uses a variety of strategies, including foreign currency forward contracts, to minimize or eliminate foreign currency exchange rate risk associated with substantially all of its foreign currency transactions, including metal-related transactions denominated in other than U.S. dollars. In selected circumstances, the Company may enter into foreign currency forward contracts to hedge the U.S. dollar value of its foreign investments.

Engelhard uses sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk here is defined as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. A 10% adverse movement in foreign currency rates could result in a net loss of $4.7 million on the Company's foreign currency forward contracts; however, since the Company limits the use of foreign currency derivatives to the hedging of contractual foreign currency payables and receivables, this loss in fair value for those instruments would generally be offset by a gain in the value of the underlying payable or receivable.

A 10% adverse movement in foreign currency rates could result in an unrealized loss of $61.3 million on its net investment in foreign subsidiaries and affiliates; however, since Engelhard views these investments as long term, the Company would not expect such a loss to be realized in the near term.

COMMODITY PRICE RISK
Generally, all industrial commodity transactions are hedged on a daily basis using forward, future or option contracts to substantially eliminate the exposure to price risk. In addition, all industrial commodity transactions are marked-to-market daily. In limited and closely monitored situations, for which exposure levels have been set by senior management, the Company holds significant unhedged industrial commodity positions that are subject to future market fluctuations. Such positions may include varying levels of derivative commodity instruments.

The Company has performed a "value-at-risk" analysis on all of its commodity assets and liabilities. The "value-at-risk" calculation is a statistical model that uses historical price and volatility data to predict market risk on a one-day interval with a 95% confidence level. While the "value-at-risk" models are relatively sophisticated, the quantitative information generated is limited by the historical information used in the calculation. For example, the volatility in the platinum and palladium markets in 1997 was greater than historical norms. Therefore, the Company uses this model only as a supplement to other risk management tools and not as a substitute for the experience and judgment of senior management and dealers who have extensive knowledge of the markets and adjust positions and revise strategies as the markets change. Based on the "value-at-risk" analysis, the maximum potential one-day loss in fair value was approximately $1.1 million as of December 31, 1997.

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------

                                     ENGELHARD CORPORATION
                              CONSOLIDATED STATEMENTS OF EARNINGS

Year ended December 31 (in thousands, except per share amounts)

                                                          1997           1996            1995
                                                      -----------------------------------------
Net sales                                             $3,630,653     $3,184,431     $2,840,077
Cost of sales                                          3,030,717      2,671,377      2,379,474
                                                      -----------------------------------------
  Gross profit                                           599,936        513,054        460,603
Selling, administrative and other expenses               327,820        255,460        244,660
Special charge                                            86,000             --             --
                                                      -----------------------------------------
  Earnings from operations                               186,116        257,594        215,943
Equity in earnings (losses) of affiliates                (47,833)        (5,008)           695
Gain on sale of investment                                   305          2,378             --
Interest expense, net of capitalized amounts             (54,862)       (45,860)       (35,066)
  Less contango on futures and forward contracts           2,086            851          3,740
                                                      -----------------------------------------
    Net interest expense                                 (52,776)       (45,009)       (31,326)
                                                      -----------------------------------------
    Earnings before income taxes                          85,812        209,955        185,312
Income tax expense                                        38,034         59,508         47,791
                                                      -----------------------------------------
    Net earnings                                       $  47,778      $ 150,447      $ 137,521
                                                      =========================================
      Basic earnings per share                            $ 0.33         $ 1.05         $ 0.96
      Diluted earnings per share                          $ 0.33         $ 1.03         $ 0.94
                                                      =========================================
Average number of shares outstanding -- basic            144,270        143,810        143,619
                                                      =========================================
Average number of shares outstanding -- diluted          145,937        145,724        146,275
                                                      =========================================

See accompanying Notes to Consolidated Financial Statements.


                             ENGELHARD CORPORATION
                         CONSOLIDATED BALANCE SHEETS



December 31 (in thousands)                                1997          1996
                                                     -------------------------
ASSETS
  Cash                                               $   28,765    $   39,683
  Receivables                                           323,330       385,904
  Committed metal positions                             502,494       357,087
  Inventories                                           356,403       337,098
  Other current assets                                   44,180        68,557
                                                     -------------------------
    Total current assets                              1,255,172     1,188,329
  Investments                                           160,082       221,364
  Property, plant and equipment, net                    788,178       744,655
  Intangible assets, net                                214,929       195,353
  Other noncurrent assets                               167,962       140,803
                                                     -------------------------
    Total assets                                     $2,586,323    $2,490,504
                                                     =========================
LIABILITIES AND SHAREHOLDERS' EQUITY
  Short-term bank borrowings                         $  164,159    $  108,652
  Commercial paper                                       85,000       196,000
  Current maturities of long-term debt                      209           243
  Accounts payable                                      180,499       166,202
  Hedged metal obligations                              572,266       414,097
  Other current liabilities                             238,003       187,803
                                                     -------------------------
      Total current liabilities                       1,240,136     1,072,997
  Long-term debt                                        373,574       375,075
  Other noncurrent liabilities                          187,353       209,276
                                                     -------------------------
      Total liabilities                               1,801,063     1,657,348
  Commitments and contingent liabilities
  Preferred stock, no par value, 5,000 shares
   authorized and unissued                                   --            --
  Common stock, $1 par value, 200,000 shares
   authorized and 147,295 shares issued                 147,295       147,295
  Retained earnings                                     726,082       730,313
  Treasury stock, at cost, 2,803 and 3,440
   shares, respectively                                 (45,992)      (56,479)
  Cumulative translation adjustment                     (42,125)       12,027
                                                     -------------------------
      Total shareholders' equity                        785,260       833,156
                                                     -------------------------
      Total liabilities and shareholders' equity     $2,586,323    $2,490,504
                                                     =========================


          See accompanying Notes to Consolidated Financial Statements.


                                   ENGELHARD CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended December 31 (in thousands)                 1997           1996           1995
                                                   ----------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net earnings                                     $ 47,778      $ 150,447      $ 137,521
  Adjustments to reconcile net earnings to
    net cash provided by operating activities
      Depreciation, depletion and amortization       88,066         74,871         65,450
      Gain on sale of investment                       (305)        (2,378)            --
      Special charge                                 86,000             --             --
      Equity results, net of dividends               51,636          7,523          2,716
      Net change in assets and liabilities
        Metal related                               (29,763)      (121,270)       (32,256)
        All other                                   (46,864)       (84,434)       (39,620)
                                                   ----------------------------------------
        Net cash provided by operating activities   196,548         24,759        133,811
                                                   ----------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures, net of disposals           (136,945)      (128,195)      (147,704)
  Proceeds from sale of investment                    2,458          1,391             --
  Acquisition of businesses and investments         (37,409)      (287,675)       (42,502)
  Other                                               8,691          4,931          2,035
                                                   ----------------------------------------
        Net cash used in investing activities      (163,205)      (409,548)      (188,171)
                                                   ----------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in short-term borrowings      (55,493)       121,419        (10,237)
  Increase in hedged metal obligations               55,403        159,286          4,708
  Proceeds from issuance of long-term debt              555        250,164        100,125
  Repayment of long-term debt                        (2,051)      (100,786)          (994)
  Purchase of treasury stock                             --         (7,357)        (7,235)
  Stock bonus and option plan transactions           13,329         13,903         29,273
  Dividends paid                                    (54,851)       (51,773)       (50,313)
                                                   ----------------------------------------
        Net cash (used in) provided by
          financing activities                      (43,108)       384,856         65,327
Effect of exchange rate changes on cash              (1,153)          (407)         2,652
                                                   ----------------------------------------
        Net increase (decrease) in cash             (10,918)          (340)        13,619
        Cash at beginning of year                    39,683         40,023         26,404
                                                   ----------------------------------------
        Cash at end of year                        $ 28,765       $ 39,683       $ 40,023
                                                   ========================================

See accompanying Notes to Consolidated Financial Statements.

                                                 ENGELHARD CORPORATION
                                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                          Cumulative          Total
                                                  Common        Retained     Treasury    translation    shareholders'
(in thousands, except per share amounts)           stock        earnings      stock       adjustment         equity
                                                 --------------------------------------------------------------------
Balance at December 31, 1994                     $ 98,197      $582,520     $(74,054)     $   8,072         $614,735
Net earnings                                           --       137,521           --             --          137,521
Dividends ($0.35 per share)                            --       (50,313)          --             --          (50,313)
Three-for-two stock split                          49,098       (49,098)          --             --               --
Foreign currency translation adjustment                --            --           --         13,761           13,761
Treasury stock acquired                                --            --       (7,235)            --           (7,235)
Stock bonus and option plan transactions               --         5,157       24,116             --           29,273
                                                 --------------------------------------------------------------------
Balance at December 31, 1995                      147,295       625,787      (57,173)        21,833          737,742
Net earnings                                           --       150,447           --             --          150,447
Dividends ($0.36 per share)                            --       (51,773)          --             --          (51,773)
Foreign currency translation adjustment                --            --           --         (9,806)          (9,806)
Treasury stock acquired                                --            --       (7,357)            --           (7,357)
Stock bonus and option plan transactions               --         5,852        8,051             --            13,903
                                                 --------------------------------------------------------------------
Balance at December 31, 1996                      147,295       730,313      (56,479)        12,027           833,156
Net earnings                                           --        47,778           --             --            47,778
Dividends ($0.38 per share)                            --       (54,851)          --             --          (54,851)
Foreign currency translation adjustment                --            --           --        (54,152)         (54,152)
Stock bonus and option plan transactions               --         2,842       10,487             --            13,329
                                                 --------------------------------------------------------------------
Balance at December 31, 1997                     $147,295      $726,082     $(45,992)     $ (42,125)         $785,260
                                                 ====================================================================


See accompanying Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Engelhard Corporation and its wholly-owned subsidiaries (collectively referred to as Engelhard or the Company). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with the current year presentation.

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

INVENTORIES
Inventories are stated at the lower of cost or market. The elements of cost include direct labor and materials, variable overhead and the full absorption of fixed manufacturing overhead. The cost of precious-metals inventories is determined using the last-in, first-out (LIFO) method of inventory valuation. The cost of other inventories is principally determined using either the average cost or the first-in, first-out (FIFO) method.

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

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and other intangible assets are stated at cost and amortization is provided on a straight-line basis over the estimated useful lives of the assets, but not in excess of 40 years.

COMMITTED METAL POSITIONS AND HEDGED METAL OBLIGATIONS
The Company routinely enters into a variety of arrangements for the sourcing of industrial commodities. These arrangements are spread among a number of counterparties, which are generally major industrial companies or highly rated financial or other institutions. The conduct of this business is closely monitored.

Generally, all industrial commodity transactions are hedged on a daily basis, using forward, future, option or swap contracts, to substantially eliminate the exposure to price risk. In limited and closely monitored situations, for which exposure levels have been set by senior management, the Company holds significant unhedged (open) industrial commodity positions.

Committed metal positions (non-inventory metal purchases) and hedged metal obligations (metal sold not yet purchased but fully hedged) are carried at fair value. Fair value is generally based on listed market prices. If listed market prices are not available or if liquidating the Company's positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations and price quotations in different markets, including markets located in different geographic areas. Any change in value, realized or unrealized, is recognized in gross profit in the period of the change.

ENVIRONMENTAL COSTS
In the ordinary course of business, like most other industrial companies, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs. The Company's policy is to accrue environmental cleanup related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain matters, the Company expects to share costs with other parties. The Company does not include anticipated recoveries from insurance carriers or other third parties in its accruals for environmental liabilities.

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

In addition, sales and purchases of precious metals to/from industrial and refining customers are transacted through the Company's dealing operations and are recorded in sales and cost of sales. Secondarily, and usually as a consequence of the above transactions, the Company also engages in precious-metals dealing with other counterparties. In these cases, the precious-metals values are generally included in sales and cost of sales only to the extent that the Company has added value by changing the physical form of the metal.

DERIVATIVE INSTRUMENTS AND CONTANGO
Derivative financial instruments are used by the Company primarily for hedging purposes to mitigate a variety of working capital, investment and borrowing risks. The use and mix of hedging instruments can vary depending on business and economic conditions and management's risk assessments. The Company uses a variety of strategies, including foreign currency forward contracts and internal transaction hedging, to minimize or eliminate foreign currency exchange rate risk associated with substantially all of its foreign currency transactions. Gains and losses on these hedging transactions are generally recorded in earnings in the same period as they are realized, which is usually the same period as the settlement of the underlying transactions. The Company uses interest rate instruments only as hedges or as integral parts of borrowings. As such, the differential to be paid or received in connection with these instruments is accrued and recognized in income as an adjustment to interest expense.

Derivative commodity instruments are used by the Company primarily for hedging purposes to mitigate commodity price risk and include futures, forwards, options and swaps. Gains and losses on these hedging instruments are recorded in earnings daily, which matches the recording of gains and losses on the underlying transactions. Usually the contract price of forward and futures instruments exceeds the current (spot) price of the metal by a premium referred to as "contango." This premium constitutes an offset to the financing costs associated with carrying the precious metal that underlies the transaction. As such, contango is reflected in the consolidated statements of earnings as an adjustment to interest expense because it is an integral component of the Company's financing costs. Risk is reduced on any mismatches on maturities through the use of Eurodollar futures.

STOCK OPTION PLANS
The Company applies the provisions of Accounting Principles Board Opinion No. 25 and related interpretations in accounting for stock option plans. In general, no compensation cost related to these plans is recognized in the consolidated statements of earnings.

2.  ACQUISITION

On May 31, 1996, the Company acquired the Mearl Corporation (Mearl). Mearl manufactured and supplied the automotive, cosmetics and industrial markets with pearlescent pigments, and also manufactured and supplied iridescent film and other products to a variety of markets. The transaction was accounted for as a purchase. The purchase price was $272.7 million in cash, financed primarily with long-term debt. The purchase price exceeded the fair value of net assets acquired by $153.5 million, which is being amortized on a straight-line basis over 35 years. The results of operations of Mearl, integrated into the Pigments and Additives segment, are included in the accompanying financial statements from the date of acquisition.

3.  RESEARCH AND DEVELOPMENT COSTS

Research and development costs are charged to expense as incurred and were $61.4 million in 1997, $56.5 million in 1996 and $53.0 million in 1995.

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

The components of the net pension credit for all plans are shown in the following table:

NET PERIODIC PENSION CREDIT
(in millions)                           1997           1996           1995
                                     ---------------------------------------
Service cost                           $10.1           $8.9           $8.3
Interest cost                           22.7           20.3           20.4
Actual return on plan assets           (62.6)         (40.7)         (40.9)
Net amortization and deferral           29.4            9.7            8.6
                                     ---------------------------------------
Net periodic pension credit            $(0.4)         $(1.8)         $(3.6)
                                     =======================================

The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligations for the pension plans are 6.5% to 7.5% and 3.0% to 6.0%, respectively. The expected long-term rate of return on assets is 7.5% to 10.5%.

The following table sets forth the plans' funded status:

FUNDED STATUS
(in millions)                                               1997       1996
                                                        ----------------------
Actuarial present value of benefit obligations
  Vested benefit obligation                               $254.9      $243.2
                                                         -------------------
  Accumulated benefit obligation                          $277.8      $251.9
                                                         -------------------
  Projected benefit obligation                            $328.7      $297.3
                                                         -------------------
Plan assets at fair value                                 $374.7      $329.4
                                                         -------------------
Plan assets in excess of projected benefit obligation      $46.0       $32.1
Unrecognized net loss                                       27.2        34.5
Unrecognized prior service cost                              5.9         6.4
Unrecognized transition asset, net of amortization          (2.7)       (5.8)
Fourth quarter contribution                                  0.2         0.4
                                                         -------------------
Prepaid pension expense                                    $76.6       $67.6
                                                         ===================

In May 1996, in connection with the acquisition of Mearl (see Note 2, "Acquisition," on page 30), the Company assumed certain assets and liabilities of the Mearl pension plans that reduced the pension asset by $2.8 million.

The Company also sponsors two savings plans covering certain salaried and hourly paid employees. The Company's contributions, which may equal up to 50% of certain employee contributions, were $2.9 million in 1997, $2.4 million in 1996 and $2.2 million in 1995.

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

The components of the net expense for these postretirement and postemployment benefits are shown in the following table:

POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT EXPENSE
(in millions)
                                   1997           1996           1995
                                --------------------------------------
Service cost                       $2.3           $2.4           $2.3
Interest cost                       8.5            8.1            9.0
Net amortization                   (6.0)          (5.5)          (4.9)
                                --------------------------------------
Net benefit expense                $4.8           $5.0           $6.4
                                ======================================

The weighted-average discount rate used in determining the actuarial present value of the accumulated postretirement and postemployment benefit obligation is 7.5%. The average assumed health care cost trend rate used for 1997 is 8%, gradually decreasing to 5% by 2004. A 1% increase in the assumed health care cost trend rate would have increased aggregate service and interest cost in 1997 by $0.6 million and the accumulated postretirement and postemployment benefit obligation as of December 31, 1997 by $5.8 million.

The following table sets forth the components of the accrued postretirement and postemployment benefit obligation, all of which are unfunded:

POSTRETIREMENT AND POSTEMPLOYMENT BENEFIT OBLIGATION
(in millions)
                                            1997           1996
                                          ----------------------
Accumulated benefit obligation
  Retirees                                  $78.2          $79.7
  Fully eligible active participants         14.2           14.6
  Other active participants                  19.1           19.5
                                          ----------------------
                                            111.5          113.8

Unrecognized prior service cost              39.0           44.8
Unrecognized net gain                         5.9            3.9
Fourth quarter contribution                  (3.1)          (2.3)
                                          ----------------------
Accrued benefit obligation                 $153.3         $160.2
                                          ======================

In May 1996, in connection with the acquisition of Mearl (see Note 2, "Acquisition," on page 30), the Company assumed certain postretirement liabilities that increased the Company's accrued benefit obligation by $6.5 million.

5.  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has raw material supply arrangements with entities in which Anglo American Corporation of South Africa Limited (Anglo) has material interests and with Engelhard-CLAL and its subsidiaries. Anglo indirectly holds a significant minority interest in the common stock of the Company. Engelhard-CLAL is a 50% owned joint venture. The Company's transactions with such entities amounted to purchases-from of $101.2 million in 1997, $203.2 million in 1996 and $367.3 million in 1995; sales-to of $42.2 million in 1997, $513.5 million in 1996 and $442.4 million in 1995; and metal leasing-to of $16.3 million in 1997, $37.7 million in 1996 and $31.7 million in 1995. Management believes these transactions were under terms no less favorable to the Company than those arranged with other parties. At December 31, 1997 and 1996 amounts due to such entities totaled $5.3 million and $4.3 million, respectively.

6.  INCOME TAXES

The components of income tax expense are shown in the following table:


INCOME TAX EXPENSE
(in millions)                            1997      1996      1995
                                      ---------------------------
Current income tax expense
  Federal                              $27.9      $21.7    $15.9
  State                                  4.5        2.1      2.0
  Foreign                               22.7       11.0     12.0
                                      ---------------------------
                                        55.1       34.8     29.9
                                      ---------------------------
Deferred income tax expense
  Federal                                2.9       16.6     19.2
  Changes in tax rates                  (1.1)        --       --
  State                                  0.1        3.0      2.7
  Foreign                              (17.4)       4.7     (2.6)
  Loss carryforwards/tax credits        (1.6)       0.4     (1.4)
                                      ---------------------------
                                       (17.1)      24.7     17.9
                                      ---------------------------
Income tax expense                     $38.0      $59.5    $47.8
                                      ===========================

The foreign portion of earnings before income tax expense was $13.8 million in 1997, $50.6 million in 1996 and $40.8 million in 1995. Taxes on income of foreign consolidated subsidiaries and affiliates are provided at the tax rates applicable to their respective foreign tax jurisdictions. Tax credits of $1.0 million in 1997, $1.7 million in 1996 and $8.0 million in 1995, are in connection with equity transactions, and are included in adjustments for those years. These amounts are not reflected in the previous table.

The following table sets forth the components of the net deferred tax asset which results from temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes:

NET DEFERRED INCOME TAX ASSET
(in millions)                           1997           1996
                                      ---------------------
Deferred tax assets
  Accrued liabilities                  $51.3          $33.0
  Noncurrent liabilities                82.4           80.4
  Tax credits/carryforwards             29.6           39.8
                                      ---------------------
Total deferred tax assets              163.3          153.2
                                      ---------------------
Deferred tax liabilities
  Prepaid pension expense              (38.0)         (36.4)
  Property, plant and equipment         (4.1)         (11.0)
  Other assets                         (16.1)         (38.4)
                                      ---------------------
Total deferred tax liabilities         (58.2)         (85.8)
                                      ---------------------
Valuation allowance                    (17.0)            --
                                      ---------------------
Net deferred tax asset                 $88.1          $67.4
                                      =====================

In 1997, the Company recorded special and other charges in the amount of $149.6 million for a variety of events (including restructuring actions and a loss from the base-metal fraud in Japan). A net deferred tax asset, after valuation allowance, of $31.9 million was provided with respect to this charge. The tax benefit reflects the recording of a valuation allowance primarily against the capital loss carryforwards expected to be generated by some of these charges. The allowance recognizes management's view that it is more likely than not that these tax benefits may expire unused.

As of December 31, 1997, the Company had approximately $11.6 million of nonexpiring alternative minimum tax credit carryforwards available to offset future U.S. federal income taxes. Also, as of December 31, 1997, the Company had approximately $9.8 million of foreign nonexpiring net operating loss carryforwards and approximately $6.0 million of foreign investment tax credits expiring in 2000 available to offset certain future foreign income taxes. Management believes that the Company will generate sufficient taxable income and employ tax planning strategies to ensure realization of these tax benefits.

A reconciliation of the difference between the Company's consolidated income tax expense and the expense computed at the federal statutory rate is shown in the following table:

CONSOLIDATED INCOME TAX EXPENSE RECONCILIATION
(in millions)
                                             1997        1996        1995
                                           ------------------------------
Income tax expense at federal
 statutory rate                             $30.0       $73.5       $64.9
State income taxes, net of
 federal effect                               2.3         3.3         3.0
Percentage depletion                        (14.0)      (13.4)      (14.0)
Equity earnings                              10.0        (1.0)       (0.9)
Effect of different tax rates
 on foreign earnings, net                     1.4         0.2        (3.6)
Tax credits/carryforwards                    (4.8)       (0.8)       (0.7)
Foreign sales corporation                    (6.8)       (5.0)       (4.1)
Valuation allowance                          17.0          --          --
Other items, net                              2.9         2.7         3.2
                                           ------------------------------
Income tax expense                          $38.0       $59.5       $47.8
                                           ==============================

At December 31, 1997, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $248.2 million. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale; however, under existing law, foreign tax credits would be available to substantially reduce, or in some cases eliminate, U.S. taxes payable.

7.  METAL POSITIONS AND OBLIGATIONS

The following table sets forth the Company's open metal positions included in Committed Metal Positions on the consolidated balance sheets:

METAL POSITIONS INFORMATION
(in millions)                           1997                    1996
                               -------------------------------------------
                                  Gross                   Gross
                                position    Value       position    Value
Platinum group metals              Long     $16.0          Long     $49.2
Gold                              Short      (0.6)        Short      (4.0)
Silver                            Short      (1.7)        Short      (0.5)
Base metals                       Short      (0.2)                     --
                               -------------------------------------------
Total open metal positions                  $13.5                   $44.7
                               ===========================================

The net mark-to-market adjustments related to the above open positions were not material in 1997, in 1996 or in 1995. As a result of its metals transactions, the Company earned net contango income of $2.1 million in 1997, $0.9 million in 1996 and $3.7 million in 1995.

Derivative commodity and foreign currency instruments used to hedge metal positions and obligations consist of the following:

METAL HEDGING INSTRUMENTS
(in millions)                            1997                   1996
                                 -----------------------------------------
                                     Buy      Sell           Buy      Sell
Forward/futures contracts         $927.9    $742.5        $733.1    $520.3
Eurodollar futures                 385.0     639.0         270.0   1,016.0
Swaps                              246.9     298.4           6.9      99.0
Options                             42.9      14.6         143.7     150.4
Yen forwards/futures                  --      31.1            --     171.5

8.  INVENTORIES

Inventories consist of the following:

INVENTORIES
(in millions)                       1997      1996
                                  ----------------
Raw materials                      $99.2     $72.5
Work in process                     31.9      50.0
Finished goods                     191.8     180.0
Precious metals                     33.5      34.6
                                  ----------------
Total inventories                 $356.4    $337.1
                                  ================

All precious-metals inventories are stated at LIFO cost. The market value of the precious-metals inventories exceeded cost by $49.7 million and $25.9 million at December 31, 1997 and 1996, respectively. Net earnings in 1997 and 1996 include after-tax gains of $2.0 million and $3.3 million, respectively, from the sale of certain LIFO inventories.

In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms.

9.  INVESTMENTS

The Company has investments in affiliates that are accounted for on the equity method. The more significant of these investments are Engelhard-CLAL and N.E. Chemcat Corporation (N.E. Chemcat). Engelhard-CLAL, a 50/50 joint venture, manufactures and markets certain precious-metal containing products. N.E. Chemcat is a 38.8% owned, publicly-traded Japanese corporation and a leading producer of automotive and chemical catalysts, electronic chemicals and other precious-metals based products.

At December 31, 1997 and 1996, the quoted market value of the Company's investment in N.E. Chemcat was in excess of $55 million and $104 million, respectively. The valuation represents a mathematical calculation based on the closing quotation published by the Tokyo over-the-counter market and is not necessarily indicative of the amount that could be realized upon sale. Due to the recent weakness of the Japanese equity markets, the Company's investment in N.E. Chemcat exceeded the quoted market value as of December 31, 1997. Management believes this situation to be temporary.

In the fourth quarter of 1996, the Company sold its investment in Heraeus Engelhard Electrochemistry Corp. to its partner for cash, with the buyer assuming all assets and liabilities. The Company realized an after-tax gain of $1.5 million on the sale.

The summarized unaudited financial information below represents an aggregation of the Company's nonsubsidiary affiliates:

FINANCIAL INFORMATION
(unaudited) (in millions)                        1997        1996        1995
                                            ----------------------------------
Earnings data
Revenue                                      $1,788.6    $1,739.7     $1,207.9
Gross profit                                    165.0       327.9        130.8
Net earnings/(losses)                           (69.6)       (5.3)         6.2
Company's equity in net earnings/(losses)       (47.8)       (5.0)         0.7
Balance sheet data
Current assets                               $  420.1    $  555.1
Noncurrent assets                               216.5       199.6
Current liabilities                             117.4       212.7
Noncurrent liabilities                          185.8       104.1
Net assets                                      333.4       437.9
Company's equity in net assets                  156.1       217.4

The decrease in the Company's equity in net assets was primarily a result of the 1997 special and other charges (see pages 39 and 40 for detail).

The Company's share of undistributed earnings/losses of affiliated companies included in consolidated retained earnings was a loss of $14.2 million at December 31, 1997 and gains of $36.0 million and $39.2 million at December 31, 1996 and 1995, respectively. Dividends from affiliated companies were $3.8 million in 1997, $2.5 million in 1996 and $3.4 million in 1995.

10.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

PROPERTY, PLANT AND EQUIPMENT
(in millions)                                                  1997      1996
                                                            ------------------
Land                                                           $38.3     $38.5
Buildings and building improvements                            232.9     224.5
Machinery and equipment                                      1,196.9   1,140.3
Construction in progress                                       111.5      82.1
Mineral deposits and mine development                           76.9      74.4
                                                            ------------------
                                                             1,656.5   1,559.8

Accumulated depreciation, depletion and amortization           868.3     815.1
                                                            ------------------
Property, plant and equipment, net                            $788.2    $744.7
                                                            ==================

11.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At December 31, 1997, the Company had an unsecured committed revolving credit agreement for $600 million with a group of North American money center banks and major foreign banks which expires in the year 2002. Facility fees are paid to the bank group for this line. In connection with its credit facility, the Company has agreed to certain covenants, none of which is considered restrictive to the operations of the Company.

At December 31, 1997 and 1996, short-term bank borrowings were $164.2 million and $108.7 million, respectively. Weighted-average interest rates were 5.9%, 5.7% and 6.0% during 1997, 1996 and 1995, respectively. At December 31, 1997 and 1996, commercial paper borrowings were $85.0 million and $196.0 million, respectively. Weighted-average interest rates were 5.8%, 5.5% and 5.8% during 1997, 1996 and 1995, respectively.

Additional unused, uncommitted lines of credit available exceeded $700 million at December 31, 1997. The Company's lines of credit with its banks are available in accordance with normal terms for prime commercial borrowers and are not subject to commitment fees or other restrictions.

The following table sets forth the components of long-term debt:

DEBT INFORMATION
(in millions)                                                   1997      1996
                                                             -----------------
Notes,with a weighted-average interest rate of 6.53%,
 due 2000                                                     $ 99.7    $100.0
7% Notes, due 2001, net of discount                            149.2     149.8
7.375% Notes, due 2006, net of discount                         99.4      99.9
Notes acquired, with a weighted-average interest
 rate of 12.0%, due 2003-2006                                   14.1      14.1
Industrial revenue bonds, 5.375%, due 2006                       6.5       6.5
Industrial revenue bonds, 64.5% of prime rate, due 1999          4.5       4.5
Foreign bank loans with a weighted-average interest
 rate of 7.0%, due 1998-2000                                     0.1       0.5
Other, with weighted-average rate of 5.8%, due 1998              0.3        --
                                                             -----------------
                                                               373.8     375.3
Amounts due within one year                                      0.2       0.2
                                                             -----------------
Total long-term debt                                          $373.6    $375.1
                                                             =================

As of December 31, 1997, the aggregate maturities of long-term debt for the succeeding five years are as follows: $0.3 million in 1998, $4.5 million in 1999, $99.7 million in 2000, $149.2 million in 2001 and zero in 2002. See Note 14, "Financial Instruments," on pages 40 and 41 for a discussion about interest rate swap agreements.

12.  SPECIAL AND OTHER CHARGES

In the fourth quarter of 1997, the Company recorded Special and Other Charges of $149.6 million ($117.7 million after tax). The following table sets forth the impact of the special and other charges in the 1997 Consolidated Statement of Earnings:

CAPTION IMPACTED                                       Special and
(in millions, except per share amounts)               Other Charges
                                                       ------------
Cost of sales                                                $  6.1
Selling, administrative and other expenses                     12.7
Special charge                                                 86.0
                                                       ------------
Earnings from operations                                      104.8
Equity in earnings (losses) of affiliates                      44.8
                                                       ------------
Earnings before income taxes                                  149.6
Income tax expense                                             31.9
                                                       ------------
Net earnings                                                 $117.7
                                                       ============
Basic earnings per share                                     $ 0.82
                                                       ============
Diluted earnings per share                                   $ 0.81
                                                       ============

Generally, these charges cover asset impairments and employee severance costs related to Engelhard-CLAL; a loss related to the base-metal fraud in Japan (see Note 21, "Subsequent Event," on page 50); the mothballing of a petroleum catalysts facility in The Netherlands used for the manufacture of FCC catalysts; the sale of the stationary-source, emission-control capital equipment business; the restructuring of Engelhard/ICC; and other asset impairments.

Excluding the $44.8 million in charges related to equity investments, the balance of the pretax charge comprises $6.4 million for employee separation liabilities; $7.9 million for restructuring and exit costs; $89.1 million of asset impairments/write-offs; and $1.4 million of other charges for warranty and environmental costs. The $6.4 million charge for employee separation liabilities, included in special charge on the Consolidated Statement of Earnings, covers approximately 90 employees, most of whom work at the FCC catalysts manufacturing facility in The Netherlands.

The $44.8 million charge related to equity investments comprises $7.8 million for employee separation liabilities and $37.0 million of asset impairments (predominately fixed assets, deferred tax assets and goodwill).

The following table sets forth the components of the Company's reserves for restructuring and exit costs:

RESTRUCTURING RESERVES             Employee
(in millions)                   Separations       Other        Total
                                ------------------------------------
Balance at December 31, 1994         $27.1       $18.4        $45.5
Cash spending                         (9.5)       (8.6)       (18.1)
Engelhard-CLAL formation              (3.9)        9.0          5.1
                                ------------------------------------
Balance at December 31, 1995          13.7        18.8         32.5
Cash spending                         (7.4)      (10.6)       (18.0)
Other                                   --        (1.0)        (1.0)
                                ------------------------------------
Balance at December 31, 1996           6.3         7.2         13.5
Provision                              6.4         7.9         14.3
Cash spending                         (1.5)       (4.3)        (5.8)
                                ------------------------------------
Balance at December 31, 1997         $11.2       $10.8        $22.0
                                ====================================

In 1995, the Company completed the formation of Engelhard-CLAL which increased the reserve as a result of previously anticipated precious metal and other asset gains, partially offset by a decrease in the reserve for restructuring activities planned to be performed in the joint venture.

The balance remaining from prior years primarily relates to the Floridin acquisition which had been significantly delayed due to lengthy court proceedings. The acquisition was completed in June 1997 and the related exit activities from a Paper Pigments and Additives facility have begun and are expected to be completed in 1998. Substantially all actions covered by the 1997 Special and Other Charges are expected to be completed in 1998.

13.  LEASE COMMITMENTS

The Company rents real property and equipment under long-term operating leases. Future minimum rental payments required under noncancellable operating leases, having initial or remaining lease terms in excess of one year, are $3.6 million in 1998, $2.7 million in 1999, $2.1 million in 2000, $1.7 million in 2001, $1.5 million in 2002 and $4.3 million thereafter. Rental/lease expense, including all leases, amounted to $14.0 million in 1997, $11.8 million in 1996 and $14.2 million in 1995.

14.  FINANCIAL INSTRUMENTS

The Company's nonderivative financial instruments consist primarily of cash in banks, temporary investments, accounts receivable and debt. The fair value of financial instruments in working capital approximates book value. The fair value of long-term debt was $384.1 million in 1997 and $380.1 million in 1996 based on current interest rates, compared with a book value of $373.8 million in 1997 and $375.3 million in 1996.

The Company's financial instruments do not represent a concentration of credit risk because the Company deals with a variety of major banks worldwide, and its accounts receivable are spread among a number of major industries, customers and geographic areas. In addition, a centralized credit committee reviews significant credit transactions and risk management issues before the granting of credit and an appropriate level of reserves is maintained. For the past three-year period, provisions to these reserves were not significant. Management believes that should a counterparty fail to perform according to the terms of an agreement, it is unlikely that any of the Company's off-balance sheet financial instruments would result in a significant loss to the Company.

FOREIGN CURRENCY INSTRUMENTS
There were no speculative positions in foreign currencies as of December 31, 1997 and 1996, and there were no material gains or losses from such positions for any year presented. The following table sets forth, in U.S. dollars, the Company's open foreign currency forward contracts used for hedging other than metal-related transactions (see Note 7, "Metal Positions and Obligations," on pages 35 and 36 for foreign currency instruments used to hedge metal-related transactions):

FOREIGN CURRENCY FORWARD CONTRACTS INFORMATION

                                         1997               1996
(in millions)                        Buy      Sell       Buy      Sell
                                   -----------------------------------
Deutsche Mark                      $  --      $ --       $--      $5.0
Korean Won                          14.3        --        --        --
Japanese Yen                          --       1.2        --        --
French Franc                         2.4        --        --        --
Finnish Markka                        --       1.4        --        --
Italian Lira                          --       1.4        --        --
                                   -----------------------------------
Total open foreign currency
 forward contracts                 $16.7      $4.0       $--      $5.0
                                   ===================================

The Company also had a cross-currency forward contract to buy Dutch Guilders and sell British Pounds to hedge an intercompany loan transaction. The U.S. dollar value of this contract was $10.6 million at December 31, 1997. None of these contracts exceeds a year in duration and the net amount of deferred income and expense on foreign currency forward contracts had no impact in 1997, 1996 and 1995.

Interest Rate Instruments
The Company entered into an interest rate swap agreement in 1993 to change certain fixed rate debt into floating rate debt. The impact of this swap contract, which terminated in 1996, was to increase interest expense by $0.6 million in 1996 and $1.9 million in 1995.

In 1996, in connection with the $150 million 7% Notes due 2001 and the $100 million 7.375% Notes due 2006, the Company entered into ten forward starting swaps. These swap agreements were based on amounts and maturities which coincided with the debt agreements. These agreements were closed concurrent with the debt issuance. The resulting impact on the weighted-average interest rate for 1997 and 1996 was not material. Also, in 1997 the Company entered into five forward starting swaps commencing in 1998 in connection with an anticipated debt issuance.

15.  BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

The Company operates in three business segments: Catalysts and Chemicals, Pigments and Additives, and Engineered Materials and Industrial Commodities Management.

The Catalysts and Chemicals segment, located principally in the United States, Europe, the Asia-Pacific region and South Africa, provides a wide range of catalyst-based technologies and related performance products and processes to help customers comply with environmental regulations and improve their processes and productivity across many different industries. The Company's technologies are used by customers in the automotive, manufacturing and petroleum refining industries, to solve problems related to quality and/or cost efficiency, manufacturing yields and emissions.

The Pigments and Additives segment, located principally in the United States, Finland and Japan, helps customers improve the look and performance of their products through pigment technologies and performance additives designed to enhance or add new properties to our customers' products in a wide variety of industries, including paper, paint, plastics and rubber.

The Engineered Materials and Industrial Commodities Management segment, located principally in the United States, Europe and Japan, delivers precious-metal based technologies, products, services and management expertise to a variety of industrial customers. This segment also buys and sells precious metals, base metals, energy and related products.

The following table presents certain data by business segment:

                                                                         Engineered
                                                                        Materials &
                                                                         Industrial
BUSINESS SEGMENT INFORMATION              Catalysts &     Pigments &    Commodities      Corporate
(in millions)                               Chemicals      Additives     Management      and Other     Consolidated
                                          -------------------------------------------------------------------------
1997
Net sales                                    $ 920.9        $ 592.2      $ 2,117.5         $   --         $3,630.6
Operating earnings,
  before special and other charges             143.5          115.2         65.2(1)            --            323.9
Special and other charges                      (65.0)          (0.8)         (39.0)            --           (104.8)
Depreciation, depletion and amortization        34.2           43.6            2.5            7.8             88.1
Identifiable assets(2)                         666.0          873.3          650.8          396.2          2,586.3
Capital expenditures, net                       61.5           59.3            5.1           11.0            136.9
1996
Net sales                                     $866.2         $500.8       $1,817.4         $   --         $3,184.4
Operating earnings                             132.5           98.9         50.4(1)            --            281.8
Depreciation, depletion and amortization        32.3           34.3            2.4            5.9             74.9
Identifiable assets                            652.6          793.7          572.2          472.0          2,490.5
Capital expenditures, net                       71.9           42.9            6.0            7.4            128.2
1995
Net sales                                     $725.0         $403.8       $1,711.3         $   --         $2,840.1
Operating earnings                             106.5           90.6           48.3             --            245.4
Depreciation, depletion and amortization        28.1           29.4            4.3            3.7             65.5
Identifiable assets                            534.4          468.8          420.9          519.2          1,943.3
Capital expenditures, net                       32.8           49.0            5.3           60.6            147.7

(1) Includes a gain on the sale of certain LIFO inventories of $2.8 million in 1997 and $5.4 million in 1996.
(2) The special and other charges reduced identifiable assets by $49.0 million in Catalysts and Chemicals,
$0.8 million in Pigments and Additives, $39.0 million in Engineered Materials and Industrial Commodities Management
and $44.8 million in Corporate and Other (see Note 12, "Special and Other Charges," on pages 39 and 40). In 1996, the Pigments and Additives identifiable assets reflect the acquisition of Mearl. (See Note 2, "Acquisition," on page 30.)

The following table presents certain data by geographic area:
                                                                         Special
GEOGRAPHIC AREA DATA                    Inter-area      Operating      and other      Identifiable
(in millions)             Net sales          sales      earnings*        charges            assets
                         -------------------------------------------------------------------------
1997
United States              $2,455.0          $96.5         $245.8        $(37.4)          $1,714.4
International               1,175.6           39.8           78.1         (67.4)             475.7
                         -------------------------------------------------------------------------
1996
United States              $1,910.9          $32.5         $232.9        $   --           $1,567.6
International               1,273.5           55.8           48.9            --              450.9
                         -------------------------------------------------------------------------
1995
United States              $1,680.9          $31.6         $203.4        $   --           $1,031.0
International               1,159.2           52.3           42.0            --              393.1
                         -------------------------------------------------------------------------
*Before special and other charges

The special and other charges reduced identifiable assets by $32.6 million in the United States and $101.0 million in Europe. Inter-area sales are generally based on market prices. The Company's foreign operations are predominately based in Europe. Export sales from the United States to customers throughout the world were $366.3 million in 1997, $285.9 million in 1996 and $265.8 million in 1995 and are included in U.S. sales.

The following table reconciles segment operating earnings with earnings before income taxes as shown in the Consolidated Statements of Earnings:

RECONCILIATION TO CONSOLIDATED STATEMENTS OF EARNINGS
(in millions)
                                                 1997        1996        1995
                                              --------------------------------
Operating earnings                             $219.1      $281.8      $245.4
Gain on sale of investment                        0.3         2.4          --
Equity in earnings (losses) of affiliates       (47.8)       (5.0)        0.7
Interest and other expenses, net                (85.8)      (69.2)      (60.8)
                                              --------------------------------
Earnings before income taxes                    $85.8      $210.0      $185.3
                                              ================================

For the year ended December 31, 1996, Engelhard-CLAL, a related party and a customer of the Engineered Materials and Industrial Commodities Management segment, accounted for 16% of the Company's net sales. For the year ended December 31, 1995, an unaffiliated customer of both the Catalysts and Chemicals and the Engineered Materials and Industrial Commodities Management segments accounted for 11% of the Company's net sales.

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

Had compensation cost for the Company's two stock option plans been determined based on the fair value at grant date for awards in 1997, 1996 and 1995 consistent with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net earnings and earnings per share would have been as follows:

PRO FORMA INFORMATION
(in millions, except per share data)              1997        1996        1995
                                                ------------------------------
Net earnings -- as reported                      $47.8      $150.4      $137.5
Net earnings -- pro forma                         41.4       145.0       135.3
Basic earnings per share -- as reported           0.33        1.05        0.96
Basic earnings per share -- pro forma             0.29        1.01        0.94
Diluted earnings per share -- as reported         0.33        1.03        0.94
Diluted earnings per share -- pro forma           0.28        1.00        0.92

The pro forma amounts shown above are not representative of the effects on net income or earnings per share in future years because only options granted after January 1, 1995 have been included in the above numbers, and the full net income effect is recognized over the vesting period, typically four years. The weighted-average fair value at date of grant for options granted during 1997, 1996 and 1995 was $5.74, $7.37 and $6.17, respectively. Fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for option grants in 1997, 1996 and 1995: dividend yield of 1.3% to 2.1%, expected volatility of 31% to 32%; risk free interest rate of 5.0% to 6.5%; and expected life of 4 to 5 years.

Stock option transactions under all plans are as follows:

                                             1997                         1996                          1995
                                       Number   Option price         Number   Option price         Number    Option price
                                    of shares      per share      of shares      per share      of shares       per share
                                 ---------------------------     -------------------------    -----------    ------------
Outstanding at beginning of year   9,187,945     $5.26-23.88     7,901,801     $5.26-19.05     7,289,925      $4.54-19.05
Granted                            2,935,789     18.56-20.91     2,006,572     19.00-23.88     2,143,845      16.83-22.38
Forfeited                            (62,643)    14.20-23.88      (351,168)     8.17-23.88      (121,165)      5.54-19.14
Exercised                           (330,846)     5.43-19.05      (369,260)     5.54-17.92    (1,410,804)      4.54-19.14
                                 ---------------------------     -------------------------    -----------    ------------
Outstanding at end of year        11,730,245     $5.26-23.88     9,187,945     $5.26-23.88     7,901,801      $5.26-22.38
Exercisable at end of year         5,850,724     $5.26-23.88     4,652,411     $5.26-22.38     2,860,532      $5.26-19.05
Available for future grants        6,447,093                     9,320,239                    10,975,643

The following table summarizes information about fixed-price options outstanding at December 31, 1997:

                  Options Outstanding                                   Options Exercisable
------------------------------------------------------------         --------------------------
                                     Weighted-
                                       average     Weighted-                          Weighted-
                        Number       remaining       average              Number        average
        Range of   outstanding     contractual      exercise         exercisable       exercise
 exercise prices   at 12/31/97    life (years)         price         at 12/31/97          price
------------------------------------------------------------         --------------------------
 $  5.26 to 9.46       582,811               2        $ 7.72             582,811         $ 7.72
  11.45 to 19.06     2,178,315               4         16.92           2,178,315          16.92
  14.21 to 19.06     2,165,594               7         16.20           1,615,842          16.19
  16.83 to 22.38     1,943,313               8         18.93             971,441          18.93
  19.00 to 23.88     1,953,502               9         21.55             501,715          21.61
  18.56 to 20.91     2,906,710              10         18.95                 600          20.25
                    ----------                        ------           ---------        ------
                    11,730,245                        $17.94           5,850,724         $16.53

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

In 1997 and 1996, the Company granted 193,000 and 174,000 shares to key employees at a fair value of $20.25 and $23.88, respectively, per share.

Compensation expense relating to stock awards was $5.2 million in 1997, $7.0 million in 1996 and $7.7 million in 1995. Shares awarded, net of cancellations, are included in average shares outstanding.

17.  ENVIRONMENTAL COSTS

With the oversight of environmental agencies, the Company is currently preparing, has under review, or is implementing, environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites, including Plainville, MA, Salt Lake City, UT and Attapulgus, GA. The Company is continuing to investigate contamination at Plainville under a 1993 agreement with the United States Environmental Protection Agency (EPA) and is awaiting approval of a decommissioning plan by the State of Massachusetts under authority delegated by the Nuclear Regulatory Commission. Investigation of the environmental status at Salt Lake City continues under a 1993 agreement with the Utah Solid and Hazardous Waste Control Board. An approved reclamation program at Attapulgus, under a 1994 consent order with the Georgia Department of Natural Resources, Environmental Protection Division, is expected to be completed in 1998.

In addition, 17 sites have been identified at which the Company believes liability as a potentially responsible party (PRP) is probable under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund imposes strict, joint and several liability under certain circumstances. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de minimis contributor of hazardous substances at many of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances or natural resource damages, the Company has settled a number of other cleanup proceedings. The Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

The liabilities for environmental cleanup related costs recorded in the consolidated balance sheets at December 31, 1997 and 1996 were $43.6 million and $49.6 million, respectively, including $3.8 million and $4.6 million, respectively, for Superfund sites. These amounts represent those costs which the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents approximately 60% of what it believes are the reasonably possible environmental cleanup related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

During the past three-year period, cash payments for environmental cleanup related matters were $6.0 million, $7.0 million and $7.6 million for 1997, 1996 and 1995, respectively. The amounts accrued in connection with environmental cleanup related matters were not significant over this time period.

For the past three-year period, environmental related capital projects have averaged less than 10 percent of the Company's total capital expenditure programs, and the expense of environmental compliance (environmental testing, permits, consultants and in-house staff) was not significant.

There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup related matters are projected to be $10.0 million for 1998, all of which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, management believes that environmental cleanup related reserves at December 31, 1997 are reasonable and adequate and that environmental matters are not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on operating results or cash flows when resolved in a future reporting period.

18.  EARNINGS PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128), during the fourth quarter of 1997 as required. The new standard specifies the computation, presentation, and disclosure requirements for basic and diluted earnings per share (EPS). The following table represents the computation of basic and diluted EPS as required by SFAS 128.

EARNINGS PER SHARE COMPUTATIONS
Year ended December 31 (in thousands, except per share data)

                                              1997         1996         1995
                                          ----------------------------------
Basic EPS Computation
Net income applicable to common shares     $47,778     $150,447     $137,521
                                          ----------------------------------
Average number of shares outstanding       144,270      143,810      143,619
                                          ----------------------------------
Basic earnings per share                     $0.33        $1.05        $0.96
                                          ==================================

Diluted EPS Computation
Net income applicable to common shares     $47,778     $150,447     $137,521
                                          ----------------------------------
Average number of shares outstanding       144,270      143,810      143,619
Effect of dilutive stock options             1,667        1,914        2,656
                                          ----------------------------------
Total number of shares outstanding         145,937      145,724      146,275
                                          ----------------------------------
Diluted earnings per share                   $0.33        $1.03        $0.94
                                          ==================================

Options to purchase additional shares of common stock were outstanding at the end of 1997 and 1996 (1997-1,775,827 and 1996-1,757,223), but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average annual market price of the common shares.

19.  LITIGATION AND CONTINGENCIES

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

The Company is one of a number of defendants in numerous proceedings which allege that the plaintiffs contracted cancer and/or suffered other injuries from exposure to talc, asbestos or other "toxic" substances purportedly supplied by the Company and other defendants. The Company is also subject to a number of environmental contingencies (see Note 17, "Environmental Costs," on pages 46 and
47) and is a defendant in a number of lawsuits covering a wide range of other matters. In some of these matters, the remedies sought or damages claimed are substantial. During 1997, 1996 and 1995, the Company provided $2.8 million, $4.3 million and $7.0 million, respectively, for existing legal proceedings. While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on the operating results or cash flows when resolved in a future reporting period.

In July 1996, the Securities and Exchange Commission (SEC) issued a formal order of investigation concerning the sales of Engelhard stock by certain of the Company's officers and directors during 1995. Subpoenas for documents and witness testimony were issued by the SEC. In response, the Company has provided documents to the SEC and witnesses have been examined by the SEC staff.

20.  SUPPLEMENTAL INFORMATION

The following table presents certain supplementary information to the Consolidated Statements of Cash Flows:

SUPPLEMENTARY CASH FLOW INFORMATION
(in millions)                                          1997      1996      1995
                                                     --------------------------
Cash paid during the year for
  Interest, net of capitalized amounts and contango   $43.9     $34.2     $29.1
  Income taxes                                         29.5      41.3      21.9
Change in assets and liabilities -- source (use)
  Receivables                                         $43.2    $(82.1)    $22.5
  Committed metal positions                           (81.6)    (64.8)    (33.1)
  Inventories                                         (36.0)    (33.2)    (29.9)
  Other current assets                                 24.4      (7.5)      8.2
  Other noncurrent assets                             (68.8)      0.2     (17.2)
  Accounts payable                                     17.1       2.7      (3.4)
  Accrued liabilities                                  48.2     (23.5)     (6.7)
  Noncurrent liabilities                              (23.1)      2.5     (12.3)
                                                     --------------------------
Net change in assets and liabilities                 $(76.6)  $(205.7)   $(71.9)
                                                     ==========================

The following table presents certain supplementary information to the Consolidated Balance Sheets:

SUPPLEMENTARY BALANCE SHEET INFORMATION
 (in millions)                                          1997      1996
                                                      ---------------
Taxes payable                                          $50.4     $30.2
Payroll-related accruals                                45.3      37.7
Restructuring reserves                                  22.0      13.5
Interest payable                                        12.4      14.5
Environmental reserve                                   10.6      11.1
Deferred income                                          7.1      11.2
Other                                                   90.2      69.6
                                                      ----------------
Other current liabilities                             $238.0    $187.8
                                                      ================

21.  SUBSEQUENT EVENT

In 1998, management learned that Engelhard and several other companies operating in Japan had been victims of a sophisticated, fraudulent scheme involving base-metal inventory held in third-party warehouses in Japan. Based on preliminary information, management estimates the inventory loss to be approximately $39.0 million in 1997 and $16.0 million in 1998. The Company has not yet recorded any insurance or third-party recovery due to the ongoing nature of the investigation and the complexity of the fraud uncovered. However, the Company has placed its insurance carriers on notice and is vigorously pursuing recovery from them and responsible third parties. This event is not expected to have a material adverse impact on the business and operation of the ICM group.

Report of Independent Accountants
_________________________________

To the Shareholders and Board of Directors of Engelhard Corporation:

     We have audited the accompanying consolidated balance sheets of Engelhard Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Engelhard Corporation and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                               COOPERS & LYBRAND L.L.P.
New York, New York
February 5, 1998


                                                            First         Second          Third          Fourth
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)             quarter        quarter        quarter         quarter
                                                        --------------------------------------------------------

1997
Net sales                                                  $884.2         $896.7         $836.1       $1,013.6
Gross profit                                                141.7          154.5          140.1          163.6
Earnings/(loss) before income taxes                          53.8           63.1           54.7          (85.7)
Net earnings/(loss)                                          37.6           44.2           38.8          (72.8)
Basic earnings/(loss) per share                              0.26           0.31           0.27          (0.50)
Diluted earnings/(loss) per share                            0.26           0.30           0.27          (0.50)

1996
Net sales                                                 $ 774.7        $ 783.9        $ 800.9        $ 824.9
Gross profit                                                109.8          128.1          124.1          151.1
Earnings before income taxes                                 45.5           56.0           49.0           59.5
Net earnings                                                 32.6           40.0           35.0           42.8
Basic earnings per share                                     0.23           0.28           0.24           0.30
Diluted earnings per share                                   0.22           0.27           0.24           0.30

Unless otherwise indicated, all per-share amounts are presented as basic earnings per share, as calculated under
SFAS No. 128, "Earnings Per Share."

Results in the fourth quarter of 1997 include special and other charges of $149.6 million ($117.7 million after tax or
$0.82 per share) for a variety of events (including restructuring actions and a loss from the base-metal fraud in Japan).

Results in the second quarter of 1996 include a gain of $9.2 million ($5.7 million after tax or $0.04 per share) from an insurance recovery partially offset by a provision of $7.0 million ($4.3 million after tax or $0.03 per share) for costs related to certain existing legal proceedings. Results in the fourth quarter of 1996 include a gain of $5.4 million
($3.3 million after tax or $0.02 per share) on the sale of certain LIFO inventories and a gain of $2.4 million ($1.5 million after tax or $0.01 per share) on the sale of an investment. These fourth quarter gains were partially offset by a restructuring reserve of $2.5 million after tax ($0.02 per share) related to the Company's investment in Engelhard-CLAL, and a charge of $2.6 million ($1.6 million after tax or $0.01 per share) for a revaluation of petroleum catalyst inventories.

Basic and diluted earnings per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year earnings per share amounts.



           Changes in and Disagreements with
Item 9.    Accountants on Accounting and Financial Disclosure
------     --------------------------------------------------
           Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant
-------    --------------------------------------------------

           (a)  Directors -

     Information concerning directors of the Company is included under the caption "Election of Directors" and "Information with Respect to Nominees and Directors Whose Terms Continue" on pages 3 through 6 of the Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

           (b)  Executive Officers -

ARTHUR A. DORNBUSCH, II       Age 54.  Vice President, General Counsel and
                              Secretary of the Company from prior to 1993.

THOMAS P. FITZPATRICK         Age 59.  Vice President and Chief Financial
                              Officer effective May 1, 1997.  Partner with
                              Coopers & Lyband L.L.P. prior thereto.

JOSEPH E. GONNELLA            Age 51.  Senior Vice President, Strategy and
                              Corporate Development effective February 1, 1997.
                              Group Vice President and General Manager of the
                              Environmental Technologies Group from August 1994 to January 1997. Business Director of the Mobile
                              Source business prior thereto.

JOHN C. HESS                  Age 45.  Vice President, Human Resources effective
                              August 1, 1997. Director of Human Resources for the Chemical Catalyst Group from November 1995 to
                              July 1997.  Director of Human Resources for
                              Policies, Plans and Services prior thereto.

PETER B. MARTIN               Age 58.  Vice President, Investor Relations
                              effective June 18, 1997.  Vice President, Investor
                              Relations, W.R. Grace & Company prior thereto.

BARRY W. PERRY *              Age 51.  President and Chief Operating Officer
                              effective February 1, 1997. Group Vice President and General Manager of the Pigments and Additives
                              Group from August 1993 to January 1997.  Group
                              Vice President and General Manager of the Latex &
                              Specialty Polymers Division of Rhone-Poulenc prior thereto.

ROBERT J. SCHAFFHAUSER        Age 59. Vice President and Chief Technical Officer
                              effective February 1, 1997. Vice President,
                              Technology and Corporate Development from January
                              1995 to January 1997.  Vice President, Corporate
                              Development prior thereto.


* Also a director of the Company

ORIN R. SMITH *               Age 62. Chairman and Chief Executive Officer of
                              the Company since January 1995. President and
                              Chief Executive Officer of the Company prior thereto. Mr. Smith is also a director of Ingersoll-Rand Company, Minorco, Perkin-Elmer
                              Corporation, Summit Bancorp and Vulcan Materials
                              Company.

MICHAEL A. SPERDUTO           Age 40.  Treasurer of the Company since January
                              1993.  Vice President of Finance of the Industrial
                              Commodities Management Group prior thereto.

DAVID C. WAJSGRAS             Age 37.  Controller of the Company effective
                              September 1, 1997.  Chief Financial Officer and
                              Director of Financial Services with AlliedSignal
                              Inc. from July 1994 to August 1997.  Business Unit
                              Controller for AlliedSignal Inc. prior thereto.

* Also a director of the Company


     Officers of the Company are elected at the meeting of the Board of Directors held in May of each year after the annual meeting of shareholders and serve until their successors shall be elected and qualified and shall serve as such at the pleasure of the Board.


Item 11.   Executive Compensation
-------    ----------------------
     Information concerning executive compensation is included under the caption "Executive Compensation and Other Information" on pages 11 through 22 of the Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

           Security Ownership of Certain
Item 12.   Beneficial Owners and Management
-------    --------------------------------
     Information concerning security ownership of certain beneficial owners and management is included under the captions "Information as to Certain Shareholders" and "Share Ownership of Directors and Officers" on pages 2 and 3 and pages 7 and 8, respectively, of the Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

           Certain Relationships
Item 13.   and Related Transactions
-------    ------------------------

     Information concerning certain business relationships of nominees for director and directors and related transactions is included under the captions "Information as to Certain Shareholders", "Information with Respect to Nominees and Directors Whose Terms Continue", "Share Ownership of Directors and Officers" and "Compensation Committee Interlocks, Insider Participation and Certain Transactions" on pages 2 through 8 and page 10, respectively, of the Proxy Statement for the 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV


           Exhibits, Financial Statement
Item 14.   Schedules and Reports on Form 8-K
-------    ---------------------------------
                                                                           Pages
                                                                           -----
(a)        (1) Financial Statements and Schedules

               Report of Independent Accountants                            51

               Consolidated Statements of Earnings for each of the          24
               three years in the period ended December 31, 1997

               Consolidated Balance Sheets at December 31, 1997 and 1996    25

               Consolidated Statements of Cash Flows for each of the        26
               three years in the period ended December 31, 1997

               Consolidated Statements of Shareholders' Equity for each     27
               of the three years in the period ended December 31, 1997

               Notes to Consolidated Financial Statements                  28-50

           (2) Financial Statement Schedules

               Consolidated financial statement schedules not filed          *
               herein have been omitted either because they are not applicable or the required information is shown in the Notes to Consolidated Financial Statement in this
               Form 10-K.

(b) There were no reports on Form 8-K filed during the year ended December 31, 1997.


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


* Incorporated by reference as indicated.

Exhibits                                                              Page
--------                                                              ----
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

 (3) (g) By-laws of the Company as amended June 12, 1997                *
         (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 13, 1997).

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


* Incorporated by reference as indicated.

Exhibits                                                              Page
--------                                                              ----
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

 (10)(p) Amendment to the Supplemental Retirement Program of            *
         Engelhard Corporation adopted December 19, 1996
         (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 27, 1997).

 (10)(q) Form of Separation Agreement with L. Donald LaTorre,           *
         formerly a Director, President and Chief Operating
         Officer of the Company, dated April 1, 1997
         (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 14,
         1997).

 (10)(r) Amendment to the Deferred Compensation Plan for Key            *
         Employees of Engelhard Corporation, adopted April 3,
         1997 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 14, 1997).

 (10)(s) Form of Employee Agreement with Orin R. Smith, Chairman      62-68
         and Chief Executive Officer of the Company, dated
         October 3, 1996 and amended on March 5, 1998.




*  Incorporated by reference as indicated.

Exhibits                                                              Pages
--------                                                              -----
 (12)    Computation of Ratio of Earnings to Fixed Charges            69-70

 (21)    Subsidiaries of the Registrant                               71-73

 (23)    Consent of Independent Accountants                           74-75

 (24)    Powers of Attorney                                           76-86

                                   Signatures
                                   ----------


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Iselin, New Jersey on the 31st day of March 1998.


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


      Signature                        Title                        Date
      ---------                        -----                        ----


/s/ Orin R. Smith            Chairman and Chief Executive      March 31, 1998
-------------------------    Officer & Director
    Orin R. Smith            (Principal Executive Officer)



/s/ Thomas P. Fitzpatrick    Vice President and                March 31, 1998
-------------------------    Chief Financial Officer
    Thomas P. Fitzpatrick    (Principal Financial Officer)



/s/ David C. Wajsgras        Controller                        March 31, 1998
-------------------------    (Principal Accounting Officer)
    David C. Wajsgras

           *                            Director               March 31, 1998
---------------------------
     Linda G. Alvarado


           *                            Director               March 31, 1998
---------------------------
     Marion H. Antonini


           *                            Director               March 31, 1998
---------------------------
      Anthony W. Lea


           *                            Director               March 31, 1998
--------------------------
  William R. Loomis, Jr.


           *                            Director               March 31, 1998
--------------------------
     James V. Napier


           *                            Director               March 31, 1998
--------------------------
      Norma T. Pace


           *                            Director               March 31, 1998
-------------------------
     Barry W. Perry


           *                            Director               March 31, 1998
-------------------------
    Reuben F. Richards


           *                            Director               March 31, 1998
-------------------------
      Henry R. Slack


           *                            Director               March 31, 1998
-------------------------
    Douglas G. Watson

* By this signature below, Arthur A. Dornbusch, II has signed this Form 10-K as attorney-in-fact for each person indicated by an asterisk pursuant to duly executed powers of attorney filed with the Securities and Exchange Commission included herein as Exhibit 25.

/s/ Arthur A. Dornbusch, II                                    March 31, 1998
---------------------------
    Arthur A. Dornbusch, II

                                   EXHIBIT 10(s)

                  AMENDED EMPLOYMENT CONTRACT FOR ORIN R. SMITH
                  ---------------------------------------------

                              EMPLOYMENT AGREEMENT


                It is mutually agreed between Engelhard Corporation, a Delaware corporation with its principal offices at 101 Wood Avenue, Iselin, New Jersey 08830-0770 (hereinafter referred to as the "Company"), and Orin R. Smith, an individual residing at Middlebrook P.O. Box 631 Oldwick, N.J. 08858 (hereinafter referred to as the "Employee"), as follows:

                1. Upon the terms and conditions of this Agreement, the Company shall employ the Employee and the Employee shall continue in the employ of the Company for the three-year period commencing May 21, 1996 and ending May 20, 1999 (hereinafter referred to as the "Employment Period"). Commencing on May 20, 1997, and on each May 20th thereafter, the Employment Period shall automatically be extended for another calendar year unless notice of the Company's intention not to so extend the Employment Period shall have been given to the Employee in writing no later than December 31st of the preceding year; provided, however, that the Employment Period shall not extend beyond December 31, 2000.

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

                   (d) Except as provided in the following sentence, this Agreement constitutes and expresses the whole agreement of the parties in reference to any employment of the Employee by the Company and supersedes all prior understandings, written or oral, between the Employee and the Company relating to the subject matter hereof, including the employment agreement between the Company and the Employee dated May 21, 1986. This Agreement does not supersede the Change in Control Agreement between the Company and the Employee dated as of October 3, 1996 (the "Change in Control Agreement"); provided, however, that amounts receivable under Paragraph 4 hereof upon breach of this Agreement by the Company will be reduced (but not below zero) by amounts received by the Employee under Section 3 of the Change in Control Agreement. Upon the occurrence of a "change in control" as defined in the Company's Articles of Incorporation and/or the Change in Control Agreement, the Employee shall have the right solely at his option to call for early termination of this Agreement. Upon such demand, the Employee shall immediately be paid in cash the undiscounted cash value of base salary, bonus and equity-based compensation that would have been paid if the Employee had performed hereunder through December 31, 2000 computed as if the Company had achieved results in each year remaining in the term equal to its highest performance in any of the three immediately preceding years; provided, however, that the cash value of stock options, restricted stock awards and other equity-based awards shall be the undiscounted value of such awards at the time the awards would have been granted determined, in the case of stock options, based on the Black-Scholes option pricing model and in the case of restricted stock on the undiscounted closing trading price of Company shares on the New York Stock Exchange on the date of grant; provided further, however, that amounts receivable under Paragraph 4 hereof upon breach of this Agreement by the Company will be reduced (but not below zero) by amounts received by the Employee under Section 3 of the Change in Control Agreement.

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


                                         ENGELHARD CORPORATION



                                         By /s/ Marion H. Antonini
                                            ----------------------
                                                Marion H. Antonini


                                            /s/ Orin R. Smith
                                            -----------------
                                                Orin R. Smith

                     AMENDMENT NO. 1 TO EMPLOYMENT AGREEMENT



         It is mutually agreed between Engelhard Corporation, a Delaware corporation with its principal offices at 101 Wood Avenue, Iselin, New Jersey 08830-0770 (hereinafter referred to as the "Company"), and Orin R. Smith, an individual residing at Middlebrook, P.O. Box 631, Oldwick, New Jersey 08858 (hereinafter referred to as the "Employee"), as follows:

         1. The Company and the Employee desire to amend the Agreement between them dated October 3, 1996 as provided in Paragraph 7(e) of said Agreement.

         2. Paragraph 1 of the Agreement is amended to delete the date "August 31, 2000" and replace it with the date "December 31, 2000".

         3. Paragraph 7(d) of the Agreement is amended to delete the date "August 31, 2000" and replace it with the date "December 31, 2000".

         4. The Agreement as amended is attached hereto as Exhibit A.

         IN WITNESS WHEREOF, the parties have signed this Agreement as of the 5th day of March 1998.

                                         ENGELHARD CORPORATION



                                         By /s/ Marion H. Antonini
                                            ----------------------
                                                Marion H. Antonini


                                            /s/ Orin R. Smith
                                            -----------------
                                                Orin R. Smith

                                   EXHIBIT 12

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                -------------------------------------------------

EXHIBIT 12

                              ENGELHARD CORPORATION
                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                             (Dollars in Thousands)

                                                                         Years Ended December 31,
                                                   ----------------------------------------------------------------
                                                      1997           1996         1995          1994        1993
                                                      ----           ----         ----          ----        ----

Earnings from continuing operations
 before provision for income taxes                 $ 85,812        $209,955     $185,312      $157,306    ($4,709)

Add/(deduct)

   Portion of rents representative
   of the interest factor                             4,600           3,900        4,700         4,800      4,500

   Interest on indebtedness                          52,776          45,009       31,326        21,954     13,696

   Equity dividends                                   3,803           2,515        3,411         3,800      2,600

   Equity in (earnings) losses of affiliates         47,833           5,008         (695)         (632)    (3,443)
                                                   --------        --------     ---------     ---------   --------

   Earnings, as adjusted                           $194,824        $266,387     $224,054      $187,228    $12,644
                                                   ========        ========     =========     =========   ========


Fixed Charges

   Portion of rents representative
   of the interest factor                            $4,600          $3,900       $4,700        $4,800     $4,500

   Interest on indebtedness                          52,776          45,009       31,326        21,954     13,696

   Capitalized interest                                 651             875          784           528          -
                                                    -------         -------      -------       --------   --------

   Fixed charges                                    $58,027         $49,784      $36,810       $27,282    $18,196
                                                    =======         =======      =======       ========   ========


Ratio of Earnings to Fixed Charges                     3.36 (A)        5.35         6.09          6.86          - (B)
                                                    =======         =======      =======       ========   ========


(A)  Earnings in 1997 were negatively impacted by special and other charges of $149.6 million for a variety of events.
     Without such charges the ratio of earnings to fixed charges would have been 5.94.

(B)  Earnings in 1993 were negatively impacted by a special charge of $148.0 million for the realignment and consolidation of businesses and environmental matters.  Without such charge the ratio of earnings to fixed charges would have been 8.83.


                                   EXHIBIT 21:

                         SUBSIDIARIES OF THE REGISTRANT
                         ------------------------------

                         Subsidiaries of the Registrant
                         ------------------------------

                                                      Jurisdiction Under Which
Name of Subsidiary                                    Incorporated or Organized
------------------                                    -------------------------

Engelhard West, Inc.                                        California
Engelhard Canada, Ltd.                                      Canada
Engelhard Industries International, Ltd.                    Canada
Engelhard Technologies, Ltd.                                Canada
EC Delaware, Inc.                                           Delaware
EI Corporation                                              Delaware
Engelhard Asia Pacific, Inc.                                Delaware
Engelhard C Cubed Corporation                               Delaware
Engelhard DT, Inc.                                          Delaware
Engelhard EM Holding Company                                Delaware
Engelhard Energy Corporation                                Delaware
Engelhard MC, Inc.                                          Delaware
Engelhard Metal Plating, Inc.                               Delaware
Engelhard Pollution Control, Inc.                           Delaware
Engelhard Power Marketing, Inc.                             Delaware
Engelhard Sensor Technologies, Inc.                         Delaware
Engelhard Strategic Investments, Inc.                       Delaware
Engelhard Supply Corporation                                Delaware
International Dioxide, Inc.                                 Delaware
Mustang Property Corporation                                Delaware
Engelhard Pigments OY                                       Finland
Engelhard Pyrocontrole S.A.                                 France
Engelhard S.A.                                              France
Engelhard Holdings GmbH                                     Germany
Engelhard Process Chemicals GmbH                            Germany
Engelhard Technologies GmbH                                 Germany
Engelhard Technologies Verwaltsung GmbH                     Germany
Engelhard Italiana S.P.A.                                   Italy
Engelhard Metals Japan, Ltd.                                Japan
Engelhard Pigments Japan                                    Japan
Engelhard DeMeern, B.V.                                     The Netherlands
Engelhard Netherlands, B.V.                                 The Netherlands
Engelhard Terneuzen, B.V.                                   The Netherlands
Harshaw Chemical Company                                    New Jersey
Mearl Corporation                                           New Jersey
Engelhard Peru S.A.                                         Peru
Engelhard South Africa, Ltd.                                South Africa
Engelhard Metals A.G.                                       Switzerland
Engelhard International, Ltd.                               United Kingdom
Engelhard Limited                                           United Kingdom
Engelhard Metals, Ltd.                                      United Kingdom
Engelhard Sales, Ltd.                                       United Kingdom
Engelhard Technologies, Ltd.                                United Kingdom
Sheffield Smelting Co., Ltd.                                United Kingdom
Engelhard Export Corporation                                U.S. Virgin Islands

                         Subsidiaries of the Registrant
                         ------------------------------

                                                      Jurisdiction Under Which
Name of Subsidiary/Affiliate                          Incorporated or Organized
----------------------------                          -------------------------

Engelhard-CLAL, Ltd. Partnership                            Delaware
Engelhard-CLAL SAS                                          France
Engelhard HexCore L.P.                                      Delaware
NE Chemcat Corporation                                      Japan
Tickford Engelhard                                          Michigan
Engelhard/Colortronics                                      New Jersey
Fresh Air Solutions L.P.                                    Pennsylvania
Heesung-Engelhard Corporation                               South Korea
Acreon Catalysts                                            Texas
Dnipro Kaolin                                               Ukraine


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

                                  EXHIBIT 23:

                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------

                       Consent of Independent Accountants
                       ----------------------------------



     We consent to the incorporation by reference in the registration statements of Engelhard Corporation on Form S-8 (File Nos. 2-72830, 2-81559, 2-84477, 2-89747, 33-28540, 33-37724, 33-40365, 33-40338 and 33-43934) of our report dated
February 5, 1998 on our audits of the consolidated financial statements of Engelhard Corporation and Subsidiaries, as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995, which report is included in this Annual Report on Form 10-K.





                                                   COOPERS & LYBRAND L.L.P.














New York, New York
March 31, 1998

                                  EXHIBIT 24:


                               POWERS OF ATTORNEY
                               ------------------

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney




     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 5, 1998.




                                              /s/ Linda G. Alvarado
                                           _____________________________
                                                  Linda G. Alvarado

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 5, 1998.




                                             /s/ Marion H. Antonini
                                         ________________________________
                                                 Marion H. Antonini

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 11, 1998.




                                              /s/ Anthony W. Lea
                                         ________________________________
                                                  Anthony W. Lea

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 5, 1998.





                                            /s/ William R. Loomis, Jr.
                                          ______________________________
                                                William R. Loomis, Jr.

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 5, 1998.





                                               /s/ James V. Napier
                                          ______________________________
                                                   James V. Napier

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 5, 1998.




                                               /s/ Norma T. Pace
                                         ________________________________
                                                   Norma T. Pace

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 5, 1998.




                                             /s/ Barry W. Perry
                                        _________________________________
                                                 Barry W. Perry

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 5, 1998.




                                               /s/ Reuben F. Richards
                                         ________________________________
                                                   Reuben F. Richards

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 12, 1998.




                                               /s/ Henry R. Slack
                                         _______________________________
                                                   Henry R. Slack

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 5, 1998.



                                              /s/ Douglas G. Watson
                                        _________________________________
                                                  Douglas G. Watson