Form 10-Q
period 1998-03-31
ENGELHARD CORP
filed 1998-05-15
CIK 352947

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

                   For the quarterly period ended March 31, 1998
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  ------------------------------------------------

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

                                 (732) 205-5000
                ---------------------------------------------------
                (Registrant's telephone number including area code)

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

                            Yes   X       No
                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                        Outstanding at April 30, 1998
---------------------                        -----------------------------
    $1 par value                                      144,548,943

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              ENGELHARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (Thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                          1998        1997
                                                        --------    --------

Net sales ...........................................   $970,553    $884,212
Cost of sales .......................................    821,598     742,476
                                                        --------    --------

     Gross profit ...................................    148,955     141,736

Selling, administrative and other expenses ..........     78,741      76,975
                                                        --------    --------


     Earnings from operations .......................     70,214      64,761

Equity in earnings of affiliates ....................      4,405       1,352
Gain on sale of investment ..........................          -         305
Net interest expense ................................    (12,326)    (12,667)
                                                        --------    --------

     Earnings before income taxes ...................     62,293      53,751


Income tax expense ..................................     19,124      16,125
                                                        --------    --------

     Net earnings ...................................   $ 43,169    $ 37,626
                                                        ========    ========

Basic earnings per share ............................   $   0.30    $   0.26
                                                        ========    ========
Diluted earnings per share ..........................   $   0.30    $   0.26
                                                        ========    ========

Cash dividends paid per share .......................   $   0.10    $   0.09
                                                        ========    ========

Average number of shares outstanding - Basic ........    144,494     144,023
                                                        ========    ========

Average number of shares outstanding - Diluted ......    145,307     145,856
                                                        ========    ========

  See the Accompanying Notes to the Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)




                                                      March 31,   December 31,
                                                        1998          1997
                                                     ----------   ------------

Cash .............................................   $   45,570     $   28,765
Receivables ......................................      329,309        323,330
Committed metal positions ........................      476,093        502,494
Inventories ......................................      366,346        356,403
Other current assets .............................       60,440         44,180
                                                     ----------     ----------
       Total current assets ......................    1,277,758      1,255,172

Investments ......................................      149,850        160,082
Property, plant and equipment, net ...............      810,446        788,178
Intangible assets, net ...........................      243,377        214,929
Other noncurrent assets ..........................      163,698        167,962
                                                     ----------     ----------
       Total assets ..............................   $2,645,129     $2,586,323
                                                     ==========     ==========


Short-term borrowings ............................   $  284,856     $  249,368
Accounts payable .................................      217,079        180,499
Hedged metal obligations .........................      545,665        572,266
Other current liabilities ........................      236,404        238,003
                                                     ----------     ----------
       Total current liabilities .................    1,284,004      1,240,136

Long-term debt ...................................      382,171        373,574
Other noncurrent liabilities .....................      187,181        187,353
Shareholders' equity .............................      791,773        785,260
                                                     ----------     ----------
       Total liabilities and
         shareholders' equity ....................   $2,645,129     $2,586,323
                                                     ==========     ==========




  See the Accompanying Notes to the Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                            1998       1997
                                                         ---------   --------

Cash flows from operating activities
     Net earnings ....................................   $ 43,169    $ 37,626
     Adjustments to reconcile net earnings to net cash
     provided by operating activities
          Depreciation, depletion and amortization ...     22,384      21,040
          Equity results, net of dividends ...........     (4,405)     (1,352)
          Net change in assets and liabilities
               Metal related .........................    156,746     116,200
               All other .............................    (27,366)    (34,206)
                                                         --------    --------
          Net cash provided by operating activities ..    190,528     139,308
                                                         --------    --------

Cash flows from investing activities
     Capital expenditures, net .......................    (31,824)    (20,461)
     Acquisitions and investments, net ...............    (35,808)    (10,998)
     Other ...........................................        305        (562)
                                                         --------    --------
          Net cash used in investing activities ......    (67,327)    (32,021)
                                                         --------    --------


Cash flows from financing activities
     Increase in short-term borrowings ...............     35,684      19,185
     Decrease in hedged metal obligations ............   (124,968)   (118,058)
     Proceeds from issuance of long-term debt ........          -         118
     Repayment of long-term debt .....................        (99)        (18)
     Purchase of treasury stock ......................     (3,444)          -
     Stock bonus and option plan transactions ........      2,210       4,265
     Dividends paid ..................................    (14,461)    (12,976)
                                                         --------    --------
          Net cash used in financing activities ......   (105,078)   (107,484)

Effect of exchange rate changes on cash ..............     (1,318)       (623)
                                                         --------    --------
          Net change in cash .........................     16,805        (820)
          Cash at beginning of year ..................     28,765      39,683
                                                         --------    --------

          Cash at end of period ......................   $ 45,570    $ 38,863
                                                         ========    ========


  See the Accompanying Notes to the Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                          BUSINESS SEGMENT INFORMATION
                                   (Thousands)
                                   (Unaudited)




                                                     Three Months Ended
                                                          March 31,
                                                    ---------------------
                                                      1998         1997
                                                    --------     --------
Net Sales
     Catalysts and Chemicals .....................  $232,178     $221,829
     Pigments and Additives ......................   142,448      141,068
     Engineered Materials and
       Industrial Commodities Management .........   595,927      521,315
                                                    --------     --------

                                                    $970,553     $884,212
                                                    ========     ========

Operating Earnings
     Catalysts and Chemicals .....................  $ 38,124     $ 35,092
     Pigments and Additives ......................    23,822       23,443
     Engineered Materials and
       Industrial Commodities Management .........    17,228       13,733
                                                    --------     --------

                                                      79,174       72,268

Equity in earnings of affiliates .................     4,405        1,352
Interest and other expenses, net .................   (21,286)     (19,869)
                                                    --------     --------


          Earnings before income taxes ...........  $ 62,293     $ 53,751
                                                    ========     ========







  See the Accompanying Notes to the Condensed Consolidated Financial Statements

Notes to the Condensed Consolidated Financial Statements
--------------------------------------------------------

Note 1 - Basis of Presentation
------------------------------

     The unaudited condensed consolidated financial statements of Engelhard Corporation and subsidiaries (the "Company") contain all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders.

Note 2 - Inventories
--------------------

Inventories consist of the following (in thousands):

                                          March 31, 1998      December 31, 1997
                                          --------------      -----------------

Raw materials ...........................    $134,435             $ 99,150
Work in process .........................      38,294               31,903
Finished goods ..........................     160,109              191,890
Precious metals .........................      33,508               33,460
                                             --------             --------
Total inventories .......................    $366,346             $356,403
                                             ========             ========

Note 3 - Other Matters
----------------------

     With respect to the fraud involving base metal inventory held in third-party warehouses in Japan described in the paragraph entitled "Subsequent Event" in Engelhard's Form 10-K for the year ended December 31, 1997, the Company is continuing to pursue recovery of its losses from its insurance carriers and various third parties and recorded a related receivable in the first quarter of 1998. This matter did not have a material effect on earnings in the first quarter of 1998.

Note 4 - Comprehensive Income
-----------------------------

     In June of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income". This statement, which the Company adopted in the first quarter of 1998, establishes standards for reporting and displaying comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is summarized as follows (in thousands):
                                                         Three Months Ended
                                                              March 31,
                                                         -------------------
                                                           1998         1997
                                                           ----         ----
Net earnings .........................................   $43,169      $37,626
Other comprehensive loss:
   Foreign currency translation adjustment ...........   (20,963)     (24,602)
                                                         -------      -------
Comprehensive income .................................   $22,206      $13,024
                                                         =======      =======

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

          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
-------   ---------------------------------------------

                              Results of Operations
                              ---------------------

Comparison of the First Quarter of 1998
With the First Quarter of 1997
---------------------------------------

     Net earnings for the first quarter of 1998 were $43.2 million compared with $37.6 million in 1997. The effective tax rate was 30.7%, compared with 30.0% for the same period last year. The higher effective rate was primarily due to a shift in the geographic mix of earnings and a changing product slate.

     Operating earnings for the first quarter of 1998 increased 10% as all segments reported higher earnings. Earnings before income taxes for the first quarter of 1998 were $62.3 million compared with $53.8 million in the first quarter of 1997.

     The Company's share of earnings from affiliates was $4.4 million for the first quarter of 1998 compared with $1.4 million for the same quarter of 1997. The increase was largely attributable to the increased earnings of Engelhard-CLAL, a precious metal fabrication joint venture, and the absence of losses from Engelhard/ICC, which has been restructured. Management anticipates modest levels of profitability from its affiliates throughout 1998 compared to losses incurred last year.

     Net sales for the first quarter of 1998 increased 10% to $970.6 million from $884.2 million for the same quarter of 1997 with higher sales in all business segments.

Catalysts and Chemicals
-----------------------

     Operating earnings increased 9% to $38.1 million in the first quarter of 1998 from $35.1 million in the same period of 1997. Net sales were up 5% to $232.2 million in 1998 from $221.8 million in 1997.

     The Environmental Technologies Group had higher earnings largely due to increased volumes in Europe and a favorable product mix globally. In the Petroleum Catalysts Group, earnings improved primarily from increased sales volume and a favorable product mix for fluid catalytic cracking catalysts. The Chemical Catalysts Group had lower earnings largely due to timing associated with large, periodic orders.

Pigments and Additives
----------------------

     Operating earnings increased 2% to $23.8 million in the first quarter of 1998 from $23.4 million in 1997. Net sales increased 1% to $142.4 million in 1998 from $141.1 million in 1997.

     Earnings from paper pigments increased due to improved manufacturing costs and a favorable product mix. Lower earnings from performance additives reflected an unfavorable product mix, high manufacturing costs resulting from the consolidation of facilities following the Floridin acquisition, and a modest decrease in sales in Asia. These decreases were partially offset by continued volume growth of pearlescent pigments, primarily in the cosmetic markets.

Engineered Materials and Industrial Commodities Management
----------------------------------------------------------

     Operating earnings increased 25% to $17.2 million in the first quarter of 1998 from $13.7 million in the same period of 1997. Net sales increased 14% to $596.0 million in 1998 from $521.3 million in 1997.

     The Industrial Commodities Management Group generated higher earnings by continuing to capitalize on unusual market volatility. The Engineered Materials Group had higher earnings primarily due to increased refining business in Europe and increased demand for metal joining products.

                        Financial Condition and Liquidity
                        ---------------------------------

     At March 31, 1998, the Company's current ratio was 1.0, the same as at December 31, 1997. The Company's total debt to total capital ratio increased to 46% from 44% at year-end, primarily due to the timing of new investments made in the first quarter. A reduction in committed metal positions combined with an increase in metal-related accounts payable resulted in a decrease in hedged metal obligations. The nature of the Industrial Commodities Management business can result in significant fluctuations in cash flow. Management believes that the Company will continue to have adequate access to credit and capital markets to meet its needs for the foreseeable future.

                               Subsequent Events
                               -----------------

     On May 1, 1998, the Company acquired the chemical catalysts businesses of Mallinckrodt, Inc. for $210 million in cash. The Company initially financed the acquisition with a combination of commercial paper and bank borrowings. The acquisition will expand the Company's chemical catalysts business. The businesses, with $100 million in annual sales, produce custom and licensed polymerization catalysts, base-metal catalysts, precious-metal catalysts, and maleic-anhydride catalysts. It is anticipated that the acquisition will be slightly accretive to earnings and provide positive cash flow in the first full year of operation.

     In June 1998, the Company plans to issue $120 million of 30-year bonds whose proceeds will be used to reduce short-term debt related to the acquisition of the chemical catalysts businesses of Mallinckrodt, Inc.

     The Company currently plans to file a new shelf registration for $300 million prior to the end of the second quarter of 1998. The shelf registration will be used for general corporate purposes, which may include the reduction of outstanding indebtedness, working capital increases, capital expenditures, and acquisitions.
                           Forward-looking Statements
                           --------------------------

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
                           Part II - OTHER INFORMATION
                           ---------------------------

Item 4.   Results of Matters to a Vote of Security Holders
-------   ------------------------------------------------
(a)       The Company's Annual Meeting of the Shareholders was held on
          May 7, 1998.
(b)       Results of votes of security holders.

1.   Election of Directors             For               Withheld
     ---------------------             ---               --------
     Linda G. Alvarado             132,566,948           1,748,084
     William R. Loomis, Jr.        120,906,318          13,408,714
     James V. Napier               132,531,636           1,783,396
     Norma T. Pace                 132,497,439           1,817,593

2.   Appointment of Coopers & Lybrand L.L.P. as Independent Public Accountants.

         For            Against         Abstain         Broker Non-Vote
         ---            -------         -------         ---------------
     133,175,428        934,458         205,146                -

Item 6.  Exhibits and Reports on Form 8-K                                 Pages
-------  --------------------------------                                 -----
(a)(10)  Material Contracts.
         (a) Change in Control Agreement dated as of March 17, 1998.      12-24

   (12)  Computation of the Ratio of Earnings to Fixed Charges.           25-26

(b) There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             ENGELHARD CORPORATION
                                         -----------------------------
                                                  (Registrant)





Date       May 15, 1998                   /s/ Orin R. Smith
        ---------------------            -----------------------------
                                              Orin R. Smith
                                              Chairman and Chief
                                              Executive Officer







Date       May 15, 1998                   /s/ Thomas P. Fitzpatrick
        ---------------------            -----------------------------
                                              Thomas P. Fitzpatrick
                                              Senior Vice President and
                                              Chief Financial Officer






Date       May 15, 1998                   /s/ David C. Wajsgras
       ----------------------            -----------------------------
                                              David C. Wajsgras
                                              Controller

                                  EXHIBIT 10(a)


                          CHANGE IN CONTROL AGREEMENT
                          ---------------------------

                           CHANGE IN CONTROL AGREEMENT


                  Agreement, made this 17th day of March, 1998, by and between ENGELHARD CORPORATION, a Delaware corporation (the "Company"), and (the "Executive").

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

                           If to the Executive:
                           --------------------
                           Executive


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

Executive:

/s/ Gary A. Cappeline                        /s/ Peter B. Martin
----------------------------                 ------------------------------
Name:  Gary A. Cappeline                     Name:  Peter B. Martin


/s/ Thomas P. Fitzpatrick                    /s/ Edmund A. Stanczak, Jr.
----------------------------                 ------------------------------
Name:  Thomas P. Fitzpatrick                 Name:  Edmund A. Stanczak, Jr.


/s/ John C. Hess                             /s/ David C. Wajsgras
----------------------------                 ------------------------------
Name:  John C. Hess                          Name:  David C. Wajsgras

                                  ENGELHARD CORPORATION


                                  By: /s/ Arthur A. Dornbusch, II
                                  -------------------------------
                                  Name:  Arthur A. Dornbusch, II
                                  Title: V.P., General Counsel
                                           & Secretary


Attest:

/s/ Lester Fliegel
--------------------------
Name:  Lester Fliegel
Title: Assistant Secretary

                                   EXHIBIT 12


              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
              -----------------------------------------------------

EXHIBIT 12
                                               ENGELHARD CORPORATION
                               COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                                               (Dollars in Thousands)
                                                    (Unaudited)

                                     Three Months Ended
                                          March 31,                            Years Ended December 31,
                                     ------------------   ----------------------------------------------------------------
                                           1998              1997         1996         1995         1994          1993
                                           ----              ----         ----         ----         ----          ----

Earnings from continuing operations
before provision for income taxes        $62,293          $ 85,812      $209,955     $185,312     $157,306      ($4,709)

Add/(deduct)

   Portion of rents representative
   of the interest factor                  1,150             4,600         3,900        4,700        4,800        4,500

   Interest on indebtedness               12,326            52,776        45,009       31,326       21,954       13,696

   Equity dividends                            -             3,803         2,515        3,411        3,800        2,600

   Equity in (earnings)/losses
   of affiliates                          (4,405)           47,833         5,008         (695)        (632)      (3,443)
                                         -------          --------      --------     ---------    ---------     --------

   Earnings, as adjusted                 $71,364          $194,824      $266,387     $224,054     $187,228      $12,644
                                         =======          ========      ========     =========    =========     ========

Fixed Charges

   Portion of rents representative
   of the interest factor                $ 1,150            $4,600        $3,900       $4,700       $4,800       $4,500

   Interest on indebtedness               12,326            52,776        45,009       31,326       21,954       13,696

   Capitalized interest                      125               651           875          784          528            -
                                         -------           -------       -------      -------      --------     --------

   Fixed charges                         $13,601           $58,027       $49,784      $36,810      $27,282      $18,196
                                         =======           =======       =======      =======      ========     ========

Ratio of Earnings to Fixed Charges          5.25              3.36 (A)      5.35         6.09         6.86            - (B)
                                         =======           =======       =======      =======      ========     ========


(A)  Earnings in 1997 were negatively impacted by special and other charges of $149.6 million for a variety of events.
     Without such charges the ratio of earnings to fixed charges would have been 5.94.

(B)  Earnings in 1993 were insufficient to cover fixed charges by $5.6 million.  Earnings were negatively impacted by a special charge of $148.0 million for the realignment and consolidation of businesses and environmental matters.  Without such charge the ratio of earnings to fixed charges would have been 8.83.

                                       26