Form 10-Q
period 1998-06-30
ENGELHARD CORP
filed 1998-08-13
CIK 352947

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

                    For the quarterly period ended June 30, 1998
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  ------------------------------------------------

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

                            Yes   X       No
                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                        Outstanding at July 31, 1998
---------------------                        -----------------------------
    $1 par value                                      144,508,254

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              ENGELHARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (Thousands, except per share data)
                                   (Unaudited)

                                   Three Months Ended      Six Months Ended
                                         June 30,              June 30,
                                  ---------------------  ----------------------
                                     1998        1997       1998        1997
                                  -----------  --------  ----------  ----------
Net sales ....................... $1,074,512   $896,723  $2,045,065  $1,780,935
Cost of sales ...................    902,723    742,205   1,724,321   1,484,681
                                  -----------  --------  ----------  ----------

     Gross profit ...............    171,789    154,518     320,744     296,254

Selling, administrative and other
  expenses ......................     86,267     76,956     165,008     153,931
                                  -----------  --------   ---------   ---------

     Earnings from operations ...     85,522     77,562     155,736     142,323

Equity in earnings (losses) of
  affiliates ....................      3,068       (868)      7,473         484
Gain on sale of investment ......          -          -           -         305
Net interest expense ............    (15,158)   (13,613)    (27,484)    (26,280)
                                  -----------  --------   ---------   ---------

     Earnings before income taxes     73,432     63,081     135,725     116,832

Income tax expense ..............     22,543     18,924      41,667      35,049
                                  -----------  --------   ---------   ---------

     Net earnings ............... $   50,889   $ 44,157   $  94,058   $  81,783
                                  ===========  ========   =========   =========

Basic earnings per share ........ $     0.35   $   0.31   $    0.65   $    0.57
                                  ===========  ========   =========   =========

Diluted earnings per share ...... $     0.35   $   0.30   $    0.65   $    0.56
                                  ===========  ========   =========   =========

Cash dividends paid per share ... $     0.10   $   0.09   $    0.20   $    0.18
                                  ===========  ========   =========   =========
Average number of shares
  outstanding - Basic ...........    144,578    144,229     144,536     144,126
                                  ===========  ========   =========   =========
Average number of shares
  outstanding - Diluted .........    146,414    145,930     145,777     145,886
                                  ===========  ========   =========   =========

  See the Accompanying Notes to the Condensed Consolidated Financial Statements

                             ENGELHARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)




                                              June 30,         December 31,
                                                1998               1997
                                             ----------        ------------
    Cash ..................................  $   44,333          $   28,765
    Receivables ...........................     374,598             323,330
    Committed metal positions .............     549,321             502,494
    Inventories ...........................     366,985             356,403
    Other current assets ..................      60,728              44,180
                                             ----------        ------------
         Total current assets .............   1,395,965           1,255,172

    Investments ...........................     149,854             160,082
    Property, plant and equipment, net ....     884,566             788,178
    Intangible assets, net ................     364,132             214,929
    Other noncurrent assets ...............     151,263             167,962
                                             ----------        ------------
         Total assets .....................  $2,945,780          $2,586,323
                                             ==========        ============


    Short-term borrowings .................  $  390,784          $  249,368
    Accounts payable ......................     224,537             180,499
    Hedged metal obligations ..............     569,536             572,266
    Other current liabilities .............     258,066             238,003
                                             ----------        ------------
         Total current liabilities ........   1,442,923           1,240,136

    Long-term debt ........................     501,635             373,574
    Other noncurrent liabilities ..........     171,152             187,353
    Shareholders' equity ..................     830,070             785,260
                                             ----------        ------------
         Total liabilities and
              shareholders' equity ........  $2,945,780          $2,586,323
                                             ==========        ============






  See the Accompanying Notes to the Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                        ------------------------
                                                           1998          1997
                                                        ----------    ----------
Cash flows from operating activities
  Net earnings ........................................ $  94,058     $  81,783
  Adjustments to reconcile net earnings to net cash
  provided by operating activities
     Depreciation, depletion and amortization .........    45,888        42,996
     Equity results, net of dividends .................    (5,711)        2,953
     Net change in assets and liabilities
          Metal related ...............................     1,998       124,026
          All other ...................................   (45,065)      (43,294)
                                                        ----------    ----------
     Net cash provided by operating activities ........    91,168       208,464
                                                        ----------    ----------

Cash flows from investing activities
  Capital expenditures, net ...........................   (59,497)      (46,464)
  Acquisitions and investments, net ...................  (244,177)      (24,227)
  Other ...............................................       924         5,040
                                                        ----------    ----------
     Net cash used in investing activities ............  (302,750)      (65,651)
                                                        ----------    ----------


Cash flows from financing activities
  Net change in short-term borrowings .................   141,122       (16,755)
  Net change in hedged metal obligations ..............    (2,730)     (104,612)
  Proceeds from issuance of long-term debt ............   119,855           876
  Repayment of long-term debt .........................         -        (1,730)
  Purchase of treasury stock ..........................    (6,903)            -
  Stock bonus and option plan transactions ............     6,333         6,759
  Dividends paid ......................................   (28,927)      (25,958)
                                                        ----------    ----------
     Net cash provided by (used in) financing
       activities .....................................   228,750      (141,420)

Effect of exchange rate changes on cash ...............    (1,600)         (829)
                                                        ----------    ----------
     Net change in cash ...............................    15,568           564
     Cash at beginning of year ........................    28,765        39,683
                                                        ----------    ----------

     Cash at end of period ............................ $  44,333     $  40,247
                                                        ==========    ==========

  See the Accompanying Notes to the Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                          BUSINESS SEGMENT INFORMATION
                        (Thousands, except per share data)
                                   (Unaudited)

                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                  ---------------------  -----------------------
                                     1998        1997       1998         1997
                                  -----------  --------  ----------- -----------
Net Sales
 Catalysts and Chemicals ........ $  258,351   $232,783  $  490,529  $  454,611
 Pigments and Additives .........    159,481    153,426     301,929     294,494
 Engineered Materials and
   Industrial Commodities
     Management .................    656,680    510,514   1,252,607   1,031,830
                                  -----------  --------  ----------- -----------
                                  $1,074,512   $896,723  $2,045,065  $1,780,935
                                  ===========  ========  =========== ===========
Operating Earnings
 Catalysts and Chemicals ........ $   45,143   $ 37,776  $   83,267  $   72,867
 Pigments and Additives .........     29,775     32,698      53,597      56,141
 Engineered Materials and
   Industrial Commodities
     Management .................     20,032     11,266      37,260      25,000
                                  -----------  --------  ----------- -----------
                                      94,950     81,740     174,124     154,008
Equity in earnings (losses)
  of affiliates .................      3,068       (868)      7,473         484
Interest and other expenses, net     (24,586)   (17,791)    (45,872)    (37,660)
                                  -----------  --------  ----------- -----------

    Earnings before income taxes  $   73,432   $ 63,081  $  135,725  $  116,832
                                  ===========  ========  =========== ===========

Income tax expense ..............     22,543     18,924      41,667      35,049
                                  -----------  --------  ----------- -----------

     Net earnings ............... $   50,889   $ 44,157  $   94,058  $   81,783
                                  ===========  ========  =========== ===========

Basic earnings per share ........ $     0.35   $   0.31  $     0.65  $     0.57
                                  ===========  ========  =========== ===========

Diluted earnings per share ...... $     0.35   $   0.30  $     0.65  $     0.56
                                  ===========  ========  =========== ===========

Cash dividends paid per share ... $     0.10   $   0.09  $     0.20  $     0.18
                                  ===========  ========  =========== ===========
Average number of shares
  outstanding - Basic ...........    144,578    144,229     144,536     144,126
                                  ===========  ========  =========== ===========
Average number of shares
  outstanding - Diluted .........    146,414    145,930     145,777     145,886
                                  ===========  ========  =========== ===========

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

Note 2 - Acquisition
--------------------

     On May 1, 1998, the Company acquired the chemical catalysts businesses of Mallinckrodt, Inc. ("Mallinckrodt businesses") for approximately $210 million in cash. The Company initially financed the acquisition with a combination of commercial paper and bank borrowings. The purchase price exceeded the preliminary assessments of the fair value of net assets acquired by approximately $100 million, which is being amortized on a straight-line basis over 40 years. The results of the Mallinckrodt businesses are included in the accompanying financial statements from the date of acquisition: For the second quarter and six months of 1998, the acquisition increased net sales by $23.2 million, operating earnings by $6.3 million and net earnings per share by $.02. The increase in net earnings per share includes the impact of higher interest expense related to the acquisition. Management anticipates modest levels of profitability from the Mallinckrodt businesses for the remainder of 1998.


     The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year:

Pro Forma Information (in millions, except per share data):

                                           Six Months Ended
                                               June 30,
                                       -----------------------
                                          1998           1997
                                          ----           ----
Net sales ..........................   $2,074.3       $1,823.6
Net earnings .......................       95.2           81.6
Basic earnings per share ...........        .66            .57
Diluted earnings per share .........        .65            .56

     The above amounts include the Mallinckrodt businesses actual results for the first six months of 1997 and actual results for the first four months of 1998 prior to the acquisition, and actual results for the two months in 1998 postacquisition. The pro forma amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies which might be achieved from combined operations. The pro forma results do not necessarily represent results which would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

Note 3 - Inventories
--------------------

Inventories consist of the following (in thousands):

                                           June 30, 1998      December 31, 1997
                                           -------------      -----------------
Raw materials ...........................  $    86,638        $     99,150
Work in process .........................       46,742              31,903
Finished goods ..........................      200,113             191,890
Precious metals .........................       33,492              33,460
                                           -------------      -----------------
Total inventories .......................  $   366,985        $    356,403
                                           =============      =================

     The amount of inventory acquired from the Mallinckrodt businesses was $16.3 million.

Note 4 - Other Matters
----------------------

     With respect to the fraud involving base metal inventory held in third-party warehouses in Japan described in the paragraph entitled "Subsequent Event" in Engelhard's Form 10-K for the year ended December 31, 1997, the
Company: is continuing to pursue recovery of its losses from its insurance carriers and various third parties; recorded a related receivable in the first quarter of 1998; and commenced litigation against certain of these third parties in the second quarter of 1998. This matter did not have a material effect on earnings in the first six months of 1998.

Note 5 - Comprehensive Income
-----------------------------

     In accordance with Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income", comprehensive income is summarized as follows (in thousands):
                                       Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                       -------------------    ------------------
                                         1998       1997        1998      1997
                                       --------  ---------    --------  --------
Net earnings ........................  $50,889    $44,157     $94,058   $81,783
Other comprehensive income (loss):
   Foreign currency translation
     adjustment .....................    1,211    (20,650)    (19,752)  (45,252)
                                       --------  ---------    --------  --------
Comprehensive income ................  $52,100    $23,507     $74,306   $36,531
                                       ========  =========    ========  ========

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

          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
-------   ---------------------------------------------

                        Results of Operations
                        ---------------------

Comparison of the Second Quarter of 1998
with the Second Quarter of 1997
----------------------------------------

     Net earnings increased 15% to $50.9 million in the second quarter of 1998 from $44.2 million in the same period of 1997. See "Note 2 - Acquisition" of the Notes to the Condensed Consolidated Financial Statements for the impact of the acquisition of the Mallinckrodt businesses. The effective tax rate was 30.7% in the second quarter of 1998 compared with 30.0% for the same period last year. The higher effective rate was primarily due to a shift in the geographic mix of earnings and a changing product slate.

     Earnings before income taxes for the second quarter of 1998 increased 16% to $73.4 million from $63.1 million for the same period of 1997. Operating earnings for the second quarter of 1998 increased 16%. The Catalysts and Chemicals segment and the Engineered Materials and Industrial Commodities Management segment reported higher earnings which more than offset the lower results of the Pigments and Additives segment.

     The Company's share of earnings from affiliates was $3.1 million for the second quarter of 1998 compared with a loss of $0.9 million for the same period of 1997. The increase was largely attributable to the increased earnings of Engelhard-CLAL, a precious metal fabrication joint venture, increased earnings of N.E. Chemcat, a Japanese affiliate, and the absence of losses from Engelhard/ICC, which has been restructured. Management anticipates modest levels of profitability from its affiliates for the remainder of 1998 compared to losses incurred last year.

     Higher net interest expense was primarily due to the acquisition of the Mallinckrodt businesses.

     Net sales for the second quarter of 1998 increased 20% to $1.1 billion from $896.7 million for the same period of 1997 with higher sales in all business segments.

Catalysts and Chemicals
-----------------------

     Operating earnings increased 20% to $45.1 million in the second quarter of 1998 from $37.8 million in the same period of 1997. Net sales for the second quarter of 1998 increased 11% to $258.4 million from $232.8 million in the same period of 1997. See "Note 2 - Acquisition" of the Notes to the Condensed Consolidated Financial Statements for the impact of the acquisition of the Mallinckrodt businesses.

     The Environmental Technologies Group had higher earnings largely due to increased volumes in Europe and a favorable product mix globally. In the Petroleum Catalysts Group, earnings improved primarily from increased sales volume and prices and a decline in operating costs for fluid catalytic cracking catalysts. The Chemical Catalysts Group had higher earnings due to the addition of two months of strong results from the acquisition of the Mallinckrodt businesses. Excluding the results of the Mallinckrodt businesses, the Chemical Catalysts Group's earnings would have declined, due primarily to a continuing weaker demand in the chemical industry and the timing associated with large, periodic customer orders.

Pigments and Additives
----------------------

     Operating earnings decreased 9% to $29.8 million in the second quarter of 1998 from $32.7 million in 1997. Net sales increased 4% to $159.5 million in 1998 from $153.4 million in 1997.

     Lower earnings from specialty pigments and performance additives was primarily due to lower sales in Asian markets, unfavorable product mix, and planned inventory reductions. This decrease was partially offset by continued volume growth of pearlescent pigments, primarily in the U.S. and European cosmetics markets. Earnings from paper pigments increased due to improved manufacturing costs, a favorable product mix, and more stabilized pricing.

Engineered Materials and Industrial Commodities Management
----------------------------------------------------------

     Operating earnings increased 78% to $20.0 million in the second quarter of 1998 from $11.3 million in the same period of 1997. Net sales increased 29% to $656.7 million in 1998 from $510.5 million in 1997.

     The Industrial Commodities Management Group generated higher earnings by continuing to capitalize on unusual market volatility. The Engineered Materials Group had higher earnings primarily due to increased refining business in Europe and increased demand for metal joining products.

Comparison of the First Six Months of
1998 with the First Six Months of 1997
--------------------------------------

     Net earnings for the first six months of 1998 increased 15% to $94.1 million from $81.8 million for the same period in 1997. See "Note 2 - Acquisition" of the Notes to the Condensed Consolidated Financial Statements for the impact of the acquisition of the Mallinckrodt businesses. The effective tax rate was 30.7% compared with 30.0% for the same period last year. The higher effective rate was primarily due to a shift in the geographic mix of earnings and a changing product slate.

     Earnings before income taxes for the first six months of 1998 increased 16% to $135.7 million from $116.8 million for the same period in 1997. Operating earnings for the first six months of 1998 increased 13%. The Catalysts and Chemicals segment and the Engineered Materials and Industrial Commodities Management segment reported higher earnings which more than offset the lower results of the Pigments and Additives segment.

     The Company's share of earnings from affiliates was $7.5 million for the first six months of 1998 compared with earnings of $0.5 million in 1997. The increase was largely attributable to the increased earnings of Engelhard-CLAL, a precious metal fabrication joint venture, and the absence of losses from Engelhard/ICC, which has been restructured. Management anticipates modest levels of profitability from its affiliates for the remainder of 1998.

     Higher net interest expense was primarily due to the acquisition of the Mallinckrodt businesses.

     Net sales for the first six months of 1998 increased 15% to $2.0 billion from $1.8 billion for the same period in 1997 with higher sales in all business segments.

Catalysts and Chemicals
-----------------------

     Operating earnings increased 14% to $83.3 million in the first six months of 1998 from $72.9 million in the same period of 1997. Net sales increased 8% to $490.5 million in 1998 from $454.6 million in 1997. See "Note 2 - Acquisition" of the Notes to the Condensed Consolidated Financial Statements for the impact of the acquisition of the Mallinckrodt businesses.

     The Environmental Technologies Group had higher earnings largely due to increased volumes in Europe and a favorable product mix globally. In the Petroleum Catalysts Group, earnings improved primarily from increased sales volume and prices, and a decline in operating costs and a favorable product mix for fluid catalytic cracking catalysts. The Chemical Catalysts Group had higher earnings primarily due to the addition of two months of strong results from the the Mallinckrodt businesses. Excluding the results of the Mallinckrodt businesses, the Chemical Catalysts Group's earnings would have declined, due primarily to a continuing weaker demand in the chemical industry and the timing associated with large, periodic customer orders.

Pigments and Additives
----------------------

     Operating earnings decreased 5% to $53.6 million in the first six months of 1998 from $56.1 million in the same period of 1997. Net sales increased 3% to $301.9 million in 1998 from $294.5 million in 1997.

     Lower earnings from specialty pigments and performance additives was due to lower sales in Asian markets, an unfavorable product mix, higher manufacturing costs resulting from the consolidation of facilities following the Floridin acquisition combined with lower Attapulgite volumes, and planned inventory reductions. This decrease was partially offset by continued volume growth of pearlescent pigments, primarily in the U.S. and European cosmetics markets. Earnings from paper pigments increased due to improved manufacturing costs, a favorable product mix, and more stabilized pricing.

Engineered Materials and Industrial Commodities Management
----------------------------------------------------------

     Operating earnings increased 49% to $37.3 million in the first six months of 1998 from $25.0 million in the same period in 1997. Net sales increased 21% $1.3 billion in 1998 from $1.0 billion in 1997.

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

                       Financial Condition and Liquidity
                       ---------------------------------

     In June 1998, the Company issued $120 million of 30-year bonds at an interest rate of 6.95%. The proceeds were used to reduce short-term debt related to the acquisition of the Mallinckrodt businesses.

     At June 30, 1998, the Company's current ratio was 1.0, the same as at December 31, 1997. The Company's total debt to total capital ratio increased to 52% from 44% at year end, primarily due to the acquisition of the Mallinckrodt businesses in the second quarter and the timing of investments made in the first quarter.

     The nature of the Industrial Commodities Management business can result in significant fluctuations in cash flow. Management believes that the Company will continue to have adequate access to credit and capital markets to meet its needs for the foreseeable future.

                                 Other Matters
                                 -------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for the Company on January 1, 2000. The Company will adopt SFAS 133 in the first quarter of 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Company is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in current-period earnings.

     The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings, comprehensive income or statement of financial position.

                                Subsequent Events
                                -----------------

     In July 1998, the Company filed a shelf registration for $300 million. The net proceeds from offerings under the shelf registration are expected to be used to retire short-term debt and for general corporate purposes. The Company currently plans to issue $100 million of bonds under the shelf registration prior to the end of 1998. The proceeds from the issuance will be used to reduce short-term borrowings.

     The Company and certain of its present and former officers have agreed to a Stipulation of Settlement ("Stipulation") of a class action filed in November 1995 which alleged misstatements and omissions in connection with press releases issued in 1995 concerning the Company's PremAir(TM) Catalyst Systems. In the settlement, which remains subject to Court approval, in exchange for the dismissal of the complaint against all defendants, the Company will pay no more than $7.2 million of a maximum settlement amount of $21.5 million. The balance of the settlement amount will be paid by insurance carried by the Company for such purposes. Because the final settlement amount will depend on the number of eligible shares of the Company's common stock for which claims are submitted, the amounts to be paid by the Company and the insurer could be less (but in no event more) than the above-stated amounts. This matter did not have any impact on earnings in the first six months of 1998 and, if resolved in accordance with the Stipulation, will not have a material adverse effect on the operating results of the Company in future periods.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                 Pages
-------  --------------------------------                                 -----
(a)(10)  Material Contracts.

         (a) Change in Control Agreement.                                 15-27

         (b) Amendment to Key Employees Deferred Compensation Plan,       28-29
             effective August 6, 1998.

         (c) Amendment to Supplemental Retirement Program of              30-38
             Engelhard Corporation, effective June 11, 1998.

   (12)  Computation of the Ratio of Earnings to Fixed Charges.           39-40

(b) There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

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






Date      August 13, 1998                      /s/ Orin R. Smith
        ---------------------                -----------------------------
                                                   Orin R. Smith
                                                   Chairman and Chief
                                                   Executive Officer







Date      August 13, 1998                      /s/ Thomas P. Fitzpatrick
        ---------------------                -----------------------------
                                                   Thomas P. Fitzpatrick
                                                   Senior Vice President and
                                                   Chief Financial Officer






Date      August 13, 1998                      /s/ David C. Wajsgras
       ----------------------                -----------------------------
                                                   David C. Wajsgras
                                                   Controller

                                  EXHIBIT 10(a)


                          CHANGE IN CONTROL AGREEMENT
                          ---------------------------

                           CHANGE IN CONTROL AGREEMENT


     Agreement, made this ___ day of ____, 1998, by and between ENGELHARD CORPORATION, a Delaware corporation (the "Company"), and ________________ (the "Executive").

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

          (ii) The Company shall pay to the Executive an amount in cash equal to the product of (A) the cash value of the total incentive pool under the Company's Incentive Compensation Plan (the "Incentive Plan") for the Executive for the calendar year that includes the date of the Change in Control, determined based on the Executive's annual base salary in effect at the time of the Change in Control, the Executive's "Pool Development Factors" (i.e., cash bonus factor, equity pool factor and stock options factor) under the Incentive Plan for the year that includes the date of the Change in Control, and the highest "Performance Multiplier" attributable solely to Company performance under the Incentive Plan for each Pool Development Factor in respect of any of the 3 calendar years immediately preceding the calendar year that includes the date of the Change in Control, multiplied by (B) a fraction, the numerator of which is the number of days elapsed in the calendar year through the date of termination of the Executive's employment, and the denominator of which is 365; and such payment shall be made in a lump sum within 10 business days after the date of such termination of employment;

          (iii) The Company shall pay to the Executive an amount in cash equal to two times the sum of (A) his highest annual salary in effect during any of the 36 months immediately preceding his date of termination of employment, and (B) the cash value of the total incentive pool under the Incentive Plan for the Executive for the calendar year that includes the date of the Change in Control, determined based on the Executive's annual base salary in effect at the time of the Change in Control, the Executive's "Pool Development Factors" (i.e., cash bonus factor, equity pool factor and stock options factor) under the Incentive Plan for the year that includes the date of the Change in Control, and the highest "Performance Multiplier" attributable solely to Company performance under the Incentive Plan for each Pool Development Factor in respect of any of the 3 calendar years immediately preceding the calendar year that includes the date of the Change in Control; and such payment shall be made in a lump sum within 10 business days after the date of such termination of employment;

          (iv) The Company shall continue to cover the Executive and his dependents under, or provide the Executive and his dependents with insurance coverage no less favorable than, the Company's life, disability, health, dental or other emp1oyee welfare benefit plans or programs (as in effect on the day immediately preceding the Protection Period or, at the option of the Executive, on the date of termination of his employment) for a period equal to the lesser of (x) two years following the date of termination or (y) until the Executive is provided by another employer with benefits substantially comparable to the benefits provided by such plans or programs; and

          (v) Following the Executive's termination of employment, the Company shall treat the Executive as if he had continued participation and benefit accruals under the Company's Supplemental Retirement Program or a successor plan (as in effect on the date immediately preceding the Protection Period) for two years following the date of termination, or the Company shall provide an equivalent benefit outside such plan with the result that an additional two years of age and service shall be granted to the Executive.

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

     6. Certain Additional Payments by the Company.

                    (a) Anything in this Agreement to the contrary
               notwithstanding, in the event it shall be determined that any payment or distribution made, or benefit provided (including, without limitation, the acceleration of any payment, distribution or benefit), by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section 6) (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Code (or any similar excise tax) or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any Excise Tax, income tax or employment tax) imposed upon the Gross-Up Payment and any interest or penalties imposed with respect to such taxes, the Executive retains from the Gross-Up Payment an amount equal to the Excise Tax imposed upon the Payments.

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

               provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax, income tax or employment tax, including interest and penalties with respect thereto, imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 6(c), the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Executive on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax, income tax or employment tax, including interest or penalties with respect thereto, imposed with respect to such advance or with respect to any imputed income with respect to such advance; and further provided that any extension of the statute of limitations relating to the payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

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

                                       If to the Executive:

                                       Engelhard Corporation
                                       101 Wood Avenue - PO Box 770
                                       Iselin, NJ 08830-0770


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

                    (f) This Agreement contains the entire understanding of the
               Company and the Executive with respect to the subject matter hereof but does not supersede or override the provisions of any stock option, employee benefit or other plan, program, policy or practice in which Executive is a participant or under which the Executive is a beneficiary; provided, however, that this Agreement does supersede various Change in Control Agreements between the Company and its Executives.


     IN WITNESS WHEREOF, the Executive has hereunto set his hand and, pursuant to the authorization from its Board of Directors, the Company has caused these presents to be executed as of the day and year first above written.

Executive:

/s/ Gary A. Cappeline (3/17/98)              /s/ Daniel W. Parker (5/7/98)
------------------------------------         -----------------------------------
Name:  Gary A. Cappeline                     Name:  Daniel W. Parker


/s/ Arthur A. Dornbusch, II (5/7/98)         /s/ Barry W. Perry (5/7/98)
------------------------------------         -----------------------------------
Name:  Arthur A. Dornbusch, II               Name:  Barry W. Perry


/s/ Thomas P. Fitzpatrick (3/17/98)          /s/ Robert J. Schaffhauser (5/7/98)
------------------------------------         -----------------------------------
Name:  Thomas P. Fitzpatrick                 Name:  Robert J. Schaffhauser


/s/ Joseph E. Gonnella (5/7/98)              /s/ Orin R. Smith (5/7/98)
------------------------------------         -----------------------------------
Name:  Joseph E. Gonnella                    Name:  Orin R. Smith

/s/ John C. Hess (3/17/98)                /s/ Michael A. Sperduto (5/7/98)
------------------------------            -------------------------------------
Name:  John C. Hess                       Name:  Michael A. Sperduto


/s/ James A. Martin (5/7/98)              /s/ Edmund A. Stanczak, Jr. (3/17/98)
------------------------------            -------------------------------------
Name:  James A. Martin                    Name:  Edmund A. Stanczak, Jr.


/s/ Peter B. Martin (3/17/98)             /s/ David C. Wajsgras (3/17/98)
------------------------------            -------------------------------------
Name:  Peter B. Martin                    Name:  David C. Wajsgras


/s/ Ian P. McLean (5/7/98)                /s/ David M. Wexler (7/8/98)
------------------------------            -------------------------------------
Name:  Ian P. McLean                      Name:  David M. Wexler


/s/ Peter R. Rapin (7/8/98)
------------------------------
Name:  Peter R. Rapin



                                  ENGELHARD CORPORATION



                                  By: /s/ Arthur A. Dornbusch, II
                                  -------------------------------
                                  Name:  Arthur A. Dornbusch, II
                                  Title: V.P., General Counsel
                                           & Secretary


Attest:

/s/ Lester Fliegel
------------------------------
Name:  Lester Fliegel
Title: Assistant Secretary

                                  EXHIBIT 10(b)


              AMENDMENT TO KEY EMPLOYEES DEFERRED COMPENSATION PLAN
              -----------------------------------------------------

                    AMENDMENT TO DEFERRED COMPENSATION PLAN
                        FOR KEY EMPLOYEES OF ENGELHARD
                                   CORPORATION


     The Deferred Compensation Plan for Key Employees of Engelhard Corporation

is amended as follows, effective August 6, 1998.

     1.   The first sentence of the last paragraph of Section 5 is replaced with the following two sentences:

     "During the period beginning 3 months before and ending 3 months after the retirement of an Eligible Employee after reaching age 55, or at any time later than six months after the retirement of an Eligible Employee after reaching age 55, the Eligible Employee may, provided consent of the Board of Directors is obtained before the effective date thereof, make an election to convert all or part of the Company Common Stock units credited to his or her bookkeeping account under this paragraph 5 into cash-based credits in the Eligible Employee's bookkeeping account referred to in paragraph 4 above. Such election to convert part of the Company Common Stock units must be made in increments of 5%, but in no event less than twenty-five percent (25%), of the total Company Common Stock units credited to his or her bookkeeping account."

                                  EXHIBIT 10(c)


     AMENDMENT TO SUPPLEMENTAL RETIREMENT PROGRAM OF ENGELHARD CORPORATION
     ---------------------------------------------------------------------

                            AMENDMENT TO SUPPLEMENTAL
                   RETIREMENT PROGRAM OF ENGELHARD CORPORATION


                  The Supplemental Retirement Program of Engelhard Corporation (the "Program"), as amended and restated effective January 1, 1989, is amended as follows, effective as of June 11, 1998.

     1. Clause (ii) of the last sentence of Section 1 is amended to read as follows:

         "(ii) to assist the Company in attracting and retaining executives who will make a significant contribution to its business by providing certain executives with retirement benefits in addition to those provided under the Pension Plan and, if applicable, the Excess Benefit Plan."

     2. The following is added at the end of Section 2:

         "An employee shall be eligible to receive payment under Part C of the Supplemental Executive Retirement Plan ("Part C") only upon selection and designation as a "Part C Participant" by the Pension and Employment Benefit Plans Committee of the Company's Board of Directors (the "Committee"). The participation of any Part C Participant may be suspended or terminated by the Committee at any time, but no such suspension or termination shall operate to reduce any vested benefits accrued by the Part C Participant under Part C prior to the date of suspension or termination."

     3. The word "for" is substituted for the word "in" in the last line of
Section 3(b)(i).

     4. The word "for" is substituted for the word "in" in the last line of
Section 3(c)(i).

     5. The following is added at the end of Section 3:

     "(d) Part C of Supplemental
          Executive Retirement Plan.
          --------------------------

         A Part C Participant's annual benefit under Part C shall be the amount determined in (i) below, offset as provided in (ii) below.

               (i) The annualized Normal Retirement Benefit, Early Retirement Benefit or Disability Benefit, as determined under Section 4.1, 4.2 and 6.1, respectively, of the Pension Plan determined:

                           (A) as if the benefit formula in Section 4.1 was 2.4% of Average Monthly Pay multiplied by years of Credited Service (not in excess of 30 years);

                           (B)  without applying the IRC limitations;

                           (C) as if the Part C Participant's Pay for a Plan Year included Deferred Compensation which, but for his deferral election, would have been paid for the Plan Year;

                           (D) by substituting "Part C Early Retirement Age" (as defined in Schedule C hereto) for Early Retirement Age;

                           (E) by applying the vesting provisions of Section 6 below; and

                           (F)  as if the number of years of Credited
                                Service of any Part C Participant listed on Schedule B hereto were equal to the sum of
                                (x) his actual number of years of Credited
                                Service as of his Severance From Service
                                Date, plus (y) the number of years set forth on Schedule B for such Part C Participant.

               (ii) Notwithstanding any other provision of this Part C to the contrary, the amount of retirement benefit otherwise payable to or in respect of a Part C Participant under this Part C shall be reduced by the Actuarial Equivalent of any benefit payable to or in respect of the same Part C Participant (A) under any other tax-qualified defined benefit plan to which contributions have been made by the Company or any of its Affiliates, or any predecessor thereof, and which benefit is attributable to a period of service taken into account in determining Credited Service under this Part C; and (B) under the Excess Benefit Plan and Parts A and B of the Supplemental Executive Retirement Plan of the Company. In addition, the benefit payable under Part C shall be reduced by 50% of the amount of the Participant's Social Security benefits which would be payable commencing at age 65 assuming the Participant has no further earnings following his termination of employment with the Company and its Affiliates. Such reduction shall be in an amount determined by converting the benefit payable under the other plans to or in respect of the Part C Participant to a benefit payable in the form of an annuity payable for the life of the Part C Participant commencing at age 65. Such conversion shall be effectuated by utilizing the actuarial methods, factors and assumptions in use for the purpose of determining Actuarial Equivalency under Part C at the date as of which payment of the retirement benefit under Part C commences. The reduction so determined shall apply to all benefit payments under Part C to or in respect of such Part C Participant."

     6. Section 4 is amended by adding the following at the end thereof:

         "The Committee shall have full discretionary authority and responsibility to construe the terms of the Excess Benefit Plan and the Supplemental Executive Retirement Plan and to determine entitlement to benefits hereunder."

     7. New Section 6 is added to read as follows, and subsequent paragraphs are renumbered accordingly:

         "6.    Part C Vesting

          A Part C Participant's benefits under Part C will vest in full upon the earliest of the following:

               (a) the Participant's attainment of his Part C Early Retirement Age (as defined in Schedule C hereto);

               (b) the involuntary termination of the Part C Participant's employment by the Company not for Cause (as defined in Schedule C hereto) after the Part C Participant has completed at least 5 years of Vesting Service;

               (c) a Change in Control (as defined in Schedule C hereto) of the Company; or

               (d) such other time as determined by the Committee in its discretion, which determination need not be uniform as to all Part C Participants.

         If a Part C Participant's employment with the Company and its Affiliates terminates prior to the time his benefits have vested in full, as set forth above, then (unless otherwise determined by the Committee in its discretion, which determination need not be uniform as to all Part C Participants) the Part C Participant's entire benefit under Part C shall be forfeited."

     8. The first clause of Section 5(a) is amended to read as follows: "Except as provided in Paragraph (b), (c), (e) and (f) of this Section 5,"

     9. The first sentence of Section 5(b) is amended by adding "Parts A or B of" immediately before "Supplemental Executive Retirement Plan" in each place it appears in such sentence.

     10. The following is added at the end of the first sentence of Section
5(b):

               "and (iii) benefits under Part C can be paid in a lump sum only as provided in Section 5(e) below."

     11. The first sentence of Section 5(e) is amended by adding the following at the end thereof ", or in monthly installments payable to the employee (or his Beneficiary) over a period of up to ten years, commencing as soon as practicable following his Severance From Service Date."

     12. The third sentence of Section 5(e) is amended by deleting "in a lump sum" therefrom. 13. The fourth sentence of Section 5(e) is amended to read as follows:

         "Except as set forth above, the availability of an election under this Paragraph (e) to an employee shall be subject to the same terms and conditions as would apply to a lump sum benefit had it been paid under the Pension Plan, and the amount of the lump sum benefit (or installment benefit) shall be determined using the same actuarial assumptions as would be used in determining a lump sum benefit under the Pension Plan."

     14. New Paragraph (f) is added to Section 5 to read as follows:

                  "(f) Notwithstanding any provision of the Excess Benefit Plan or Supplemental Executive Retirement Plan to the contrary, any election by an employee to commence early retirement benefits hereunder at a time after his Severance From Service Date must be made at least six months in advance of such date."

     15. New Paragraph (g) is added to Section 5 to read as follows:

                  "(g) As a condition to receiving benefits pursuant to Part C, each Part C Participant shall agree that for a period of five years following his termination of employment with the Company and its Affiliates he shall not (on his own behalf, either as an officer, shareholder, partner, employee or otherwise or on behalf of any significant competitor of the Company), in any manner, directly or indirectly, without the express prior written consent of the Company, or except on behalf of the Company, engage in any activity, accept employment with, render any service in any capacity to or have any interest in (including investment in the equity securities of) any business or enterprise or other activity (i) which will conflict with the significant interests of the Company or its Affiliates or their business, or (ii) which is a significant competitor of or is in significant competition with the Company or its Affiliates; provided, however, that a Part C Participant may acquire or hold (beneficially and of record) up to, but not more than, 1% of the equity securities of any such significant competitor or entity without the consent of the Company if such equity securities are listed on the New York Stock Exchange or the American Stock Exchange or are quoted on NASDAQ. If a Part C Participant shall breach such agreement, then, as liquidated damages for the Part C Participant's breach, (x) no further benefits shall be payable to the Part C Participant (or his Beneficiaries) under Part C, and (y) any benefits previously paid to the Part C Participant (or his Beneficiaries) under Part C shall be immediately returned by the Part C Participant (or his Beneficiaries) to the Company, together with interest at the "applicable federal rate" (within the meaning of Section 1274(d) of the Code), as in effect from time to time; provided, however, that this Paragraph (g) shall not apply to a Part C Participant (or his Beneficiaries) whose employment with the Company and its

                 Affiliates terminates for any reason following a Change in Control of the Company."

     16. The following sentence is added after the first sentence of Section 10:

                  "No amendment or termination of the Excess Benefit Plan or the Supplemental Executive Retirement Plan shall have the effect of reducing or forfeiting the benefit of any employee which had accrued and was vested under the terms of the Excess Benefit Plan or the Supplemental Executive Retirement Plan, as the case may be, as of the date of such amendment or termination."

     17. The following new sections 12, 13 and 14 are added at the end of the
Program:


         "12.  Non-Alienation of Benefits
               --------------------------

         No Participant or Beneficiary shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, commute, or otherwise encumber in advance any of the benefits payable hereunder. None of said benefits shall be subject to seizure for the payment of any debts, judgments, alimony or separate maintenance owed by the employee or Beneficiary or be transferable by operation of law in the event of bankruptcy, insolvency or otherwise, except that the Company may set off any amounts payable hereunder against any amounts owed by the employee or Beneficiary to the Company.

         13.  Withholding
              -----------

         The Company may provide for the withholding from any benefits payable under the Excess Benefit Plan and the Supplemental Executive Retirement Plan all Federal, state, city or other taxes as shall be required pursuant to any law or governmental regulation or ruling.

          14.  Applicable Law
               --------------

         To the extent not superseded by ERISA or other applicable federal law, the Excess Benefit Plan and the Supplemental Executive Retirement Plan shall be construed and interpreted under the laws of the State of New Jersey."

               18. Schedule B attached hereto is added to the Program.

               19. Schedule C attached hereto is added to the Program.

                                   SCHEDULE B



                    Name                           Number of Years
                    ----                           ---------------

               Orin R. Smith                              5

                                   SCHEDULE C


                  The following terms shall have the following meanings for purposes of Part C.


                  "Cause" means termination of a Part C Participant's employment by the Company due to the Part C Participant's willful engagement in conduct which involves dishonesty or moral turpitude in connection with his employment and which is demonstrably and materially injurious to the financial condition or reputation of the Company and its Affiliates.


                  "Change in Control" means:


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

     (b) during any period of two consecutive years, individuals who, as of the beginning of such period, constitute the Company's Board of Directors (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board of Directors; provided, however, that any individual becoming a director subsequent to the beginning of such period whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act); or

     (c) approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, with respect to which all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation, do not, following such reorganization, merger or consolidation, beneficially own, directly or indirectly, more than 60% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be; or

     (d) approval by the shareholders of the Company of (1) a complete liquidation or dissolution of the Company or (2) a sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation with respect to which following such sale or other disposition, more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportions as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be.

     "Part C Early Retirement Age" means a Part C Participant's age when he has attained at least age 55 and has at least 5 years of Vesting Service.

                                   EXHIBIT 12


              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
              -----------------------------------------------------

                                                 ENGELHARD CORPORATION
                                  COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                                                 (Dollars in Thousands)
                                                       (Unaudited)


                                     Six Months Ended
                                         June 30,                           Years Ended December 31,
                                     ----------------     --------------------------------------------------------------
                                            1998              1997         1996         1995         1994        1993
                                            ----              ----         ----         ----         ----        ----
Earnings from continuing operations
before provision for income taxes        $135,725         $ 85,812      $209,955     $185,312     $157,306      ($4,709)

Add/(deduct)

   Portion of rents representative
   of the interest factor                   2,300            4,600         3,900        4,700        4,800        4,500

   Interest on indebtedness                27,484           52,776        45,009       31,326       21,954       13,696

   Equity dividends                         1,762            3,803         2,515        3,411        3,800        2,600

   Equity in (earnings) losses
   of affiliates                           (7,473)          47,833         5,008         (695)        (632)      (3,443)
                                         ---------        --------      --------     ---------    ---------     --------

   Earnings, as adjusted                 $159,798         $194,824      $266,387     $224,054     $187,228      $12,644
                                         =========        ========      ========     =========    =========     ========

Fixed Charges

   Portion of rents representative
   of the interest factor                  $2,300           $4,600        $3,900       $4,700       $4,800       $4,500

   Interest on indebtedness                27,484           52,776        45,009       31,326       21,954       13,696

   Capitalized interest                       500              651           875          784          528            -
                                          -------          -------       -------      -------      --------     --------

   Fixed charges                          $30,284          $58,027       $49,784      $36,810      $27,282      $18,196
                                          =======          =======       =======      =======      ========     ========

Ratio of Earnings to Fixed Charges           5.28             3.36 (a)      5.35         6.09         6.86            - (b)
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

                                       40