Form 10-Q
period 1998-09-30
ENGELHARD CORP
filed 1998-11-13
CIK 352947

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

                 For the quarterly period ended September 30, 1998
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  ------------------------------------------------

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

                            Yes   X       No
                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                      Outstanding at October 30, 1998
---------------------                      -------------------------------
    $1 par value                                     143,249,392

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              ENGELHARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (Thousands, except per share data)
                                   (Unaudited)

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                  ---------------------  ----------------------
                                     1998        1997       1998        1997
                                  -----------  --------  ----------  ----------
Net sales ....................... $1,039,495   $836,117  $3,084,560  $2,617,052
Cost of sales ...................    889,446    696,000   2,613,767   2,180,681
                                  -----------  --------  ----------  ----------

     Gross profit ...............    150,049    140,117     470,793     436,371

Selling, administrative and other
  expenses ......................     76,765     69,896     241,773     223,827
                                  -----------  --------  ----------  ----------

     Earnings from operations ...     73,284     70,221     229,020     212,544

Equity in earnings (losses) of
  affiliates ....................      1,456     (3,071)      8,929      (2,587)
Gain on sale of investment ......          -          -           -         305
Net interest expense ............    (16,450)   (12,427)    (43,934)    (38,707)
                                  -----------  --------  ----------  ----------

     Earnings before income taxes     58,290     54,723     194,015     171,555

Income tax expense ..............     13,045     15,903      54,712      50,952
                                  -----------  --------  ----------  ----------

     Net earnings ............... $   45,245   $ 38,820  $  139,303  $  120,603
                                  ===========  ========  ==========  ==========

Basic earnings per share ........ $     0.31   $   0.27  $     0.96  $     0.84
                                  ===========  ========  ==========  ==========

Diluted earnings per share ...... $     0.31   $   0.27  $     0.96  $     0.83
                                  ===========  ========  ==========  ==========

Cash dividends paid per share ... $     0.10   $   0.10  $     0.30  $     0.28
                                  ===========  ========  ==========  ==========
Average number of shares
  outstanding - Basic ...........    144,313    144,349     144,461     144,201
                                  ===========  ========  ==========  ==========
Average number of shares
  outstanding - Diluted .........    145,438    146,068     145,344     145,900
                                  ===========  ========  ==========  ==========

  See the Accompanying Notes to the Condensed Consolidated Financial Statements

                             ENGELHARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)




                                             September 30,     December 31,
                                                 1998              1997
                                             -------------     ------------
    Cash ..................................    $   20,208        $   28,765
    Receivables ...........................       378,144           323,330
    Committed metal positions .............       482,515           502,494
    Inventories ...........................       365,602           356,403
    Other current assets ..................        73,537            44,180
                                             -------------     ------------
         Total current assets .............     1,320,006         1,255,172

    Investments ...........................       155,240           160,082
    Property, plant and equipment, net ....       922,098           788,178
    Intangible assets, net ................       330,021           214,929
    Other noncurrent assets ...............       156,503           167,962
                                             -------------     ------------
         Total assets .....................    $2,883,868        $2,586,323
                                             =============     ============


    Short-term borrowings .................    $  389,959        $  249,368
    Accounts payable ......................       197,646           180,499
    Hedged metal obligations ..............       509,436           572,266
    Other current liabilities .............       234,986           238,003
                                             -------------     ------------
         Total current liabilities ........     1,332,027         1,240,136

    Long-term debt ........................       501,420           373,574
    Other noncurrent liabilities ..........       194,758           187,353
    Shareholders' equity ..................       855,663           785,260
                                             -------------     ------------
         Total liabilities and
              shareholders' equity ........    $2,883,868        $2,586,323
                                             =============     ============






  See the Accompanying Notes to the Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                        ------------------------
                                                           1998          1997
                                                        ----------    ----------
Cash flows from operating activities
  Net earnings ........................................ $ 139,303     $ 120,603
  Adjustments to reconcile net earnings to net cash
  provided by operating activities
     Depreciation, depletion and amortization .........    74,101        64,798
     Equity results, net of dividends .................    (6,906)        6,390
     Net change in assets and liabilities
          Metal related ...............................   (31,029)       86,986
          All other ...................................   (74,504)      (60,296)
                                                        ----------    ----------
     Net cash provided by operating activities ........   100,965       218,481
                                                        ----------    ----------

Cash flows from investing activities
  Capital expenditures, net ...........................   (83,853)      (80,454)
  Acquisitions and investments, net ...................  (245,401)      (24,541)
  Other ...............................................     7,016          (765)
                                                        ----------    ----------
     Net cash used in investing activities ............  (322,238)     (105,760)
                                                        ----------    ----------


Cash flows from financing activities
  Net change in short-term borrowings .................   140,307        11,801
  Net change in hedged metal obligations ..............    (1,806)      (82,696)
  Proceeds from issuance of long-term debt ............   119,744           950
  Repayment of long-term debt .........................      (114)       (1,732)
  Purchase of treasury stock ..........................    (8,412)            -
  Stock bonus and option plan transactions ............     8,173        11,355
  Dividends paid ......................................   (43,381)      (40,404)
                                                        ----------    ----------
     Net cash provided by (used in) financing
       activities .....................................   214,511      (100,726)

Effect of exchange rate changes on cash ...............    (1,795)       (1,045)
                                                        ----------    ----------
     Net change in cash ...............................    (8,557)       10,950
     Cash at beginning of year ........................    28,765        39,683
                                                        ----------    ----------

     Cash at end of period ............................ $  20,208     $  50,633
                                                        ==========    ==========

  See the Accompanying Notes to the Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                          BUSINESS SEGMENT INFORMATION
                        (Thousands, except per share data)
                                   (Unaudited)



                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                  ---------------------  -----------------------
                                     1998        1997       1998         1997
                                  -----------  --------  ----------- -----------
Net Sales
 Catalysts and Chemicals ........ $  243,662   $217,316  $  734,191  $  671,927
 Pigments and Additives .........    140,965    154,953     442,894     449,447
 Engineered Materials and
   Industrial Commodities
     Management .................    654,868    463,848   1,907,475   1,495,678
                                  -----------  --------  ----------- -----------
                                  $1,039,495   $836,117  $3,084,560  $2,617,052
                                  ===========  ========  =========== ===========
Operating Earnings
 Catalysts and Chemicals ........ $   44,154   $ 28,724  $  127,421  $  101,591
 Pigments and Additives .........     20,525     30,524      74,122      86,665
 Engineered Materials and
   Industrial Commodities
     Management .................     18,454     18,230      55,714      43,230
                                  -----------  --------  ----------- -----------
                                      83,133     77,478     257,257     231,486
Equity in earnings (losses)
  of affiliates .................      1,456     (3,071)      8,929      (2,587)
Gain on sale of investment ......          -          -           -         305
Interest and other expenses, net     (26,299)   (19,684)    (72,171)    (57,649)
                                  -----------  --------  ----------- -----------

    Earnings before income taxes  $   58,290   $ 54,723  $  194,015  $  171,555
                                  ===========  ========  =========== ===========














  See the Accompanying Notes to the Condensed Consolidated Financial Statements

Notes to the Condensed Consolidated Financial Statements
--------------------------------------------------------

Note 1 - Basis of Presentation
------------------------------

     The unaudited condensed consolidated financial statements of Engelhard Corporation and subsidiaries (the "Company") contain all adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Shareholders. Unless otherwise indicated, all per-share amounts are presented as basic earnings per share, as calculated under SFAS NO. 128, "Earnings per Share".

Note 2 - Acquisition
--------------------

     On May 1, 1998, the Company acquired the chemical catalysts businesses of Mallinckrodt, Inc. ("Mallinckrodt businesses") for approximately $210 million in cash. The Company initially financed the acquisition with a combination of commercial paper and bank borrowings. The purchase price exceeded the preliminary assessment of the fair value of net assets acquired by approximately $90 million, which is being amortized on a straight-line basis over 40 years. The results of the Mallinckrodt businesses are included in the accompanying financial statements from the date of acquisition: For the third quarter and first nine months of 1998, the acquisition increased net sales by $19.5 million and $42.7 million, respectively; operating earnings by $2.5 million and $8.8 million, respectively; and earnings per share by $.00 and $.02, respectively. Earnings per share include the impact of higher interest expense related to the acquisition. Management anticipates modest levels of profitability from the Mallinckrodt businesses for the remainder of 1998.

     The following summarized unaudited pro forma financial information assumes the acquisition had occurred on January 1 of each year:

Pro Forma Information (in millions, except per share data):

                                          Nine Months Ended
                                             September 30,
                                       -----------------------
                                          1998           1997
                                          ----           ----
Net sales ..........................   $3,133.3       $2,681.9
Net earnings .......................      140.2          119.8
Basic earnings per share ...........        .97            .83
Diluted earnings per share .........        .96            .82

     The 1997 amounts above include the Mallinckrodt businesses results for the first nine months of 1997. The 1998 amounts above include the Mallinckrodt businesses results for the first four months of 1998 prior to the acquisition, and the five months in 1998 postacquisition. The pro forma amounts are based upon certain assumptions and estimates, and do not reflect any benefit from economies that might be achieved from combined operations. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

Note 3 - Inventories
--------------------
Inventories consist of the following (in thousands):

                                     September 30, 1998      December 31, 1997
                                     ------------------      -----------------
Raw materials ...................    $     89,722            $     99,150
Work in process .................          54,501                  31,903
Finished goods ..................         189,362                 191,890
Precious metals .................          32,017                  33,460
                                     ------------------      -----------------
Total inventories ...............    $    365,602            $    356,403
                                     ==================      =================

     The amount of inventory acquired from the Mallinckrodt businesses was $16.3 million.

     All precious metals are stated at LIFO cost. The precious metals inventories exceeded cost by $75.0 million and $49.7 million at September 30, 1998 and December 31, 1997, respectively. In order to make more efficient use of the Company's assets, the Company reduced certain elements of precious metals inventories. As a result, operating earnings and net earnings included $4.1 million and $2.4 million, respectively, for the third quarter and first nine months of 1998 as a result of selling inventory accounted for under the LIFO method. These gains are included in the Industrial Commodities Management Group of the Engineered Materials and Industrial Commodities Management segment.

Note 4 - Other Matters
----------------------

     With respect to the fraud involving base metal inventory held in third-party warehouses in Japan described in the paragraph entitled "Subsequent Event" in Engelhard's Form 10-K for the year ended December 31, 1997, the
Company: is continuing to pursue recovery of its losses from its insurance carriers and various third parties; recorded a related receivable in the first quarter of 1998; and commenced litigation against certain of these third parties in the second quarter of 1998. This matter did not have a material effect on earnings in the first nine months of 1998.

Note 5 - Comprehensive Income
-----------------------------

     In accordance with Statement of Financial Accounting Standard No. 130 "Reporting Comprehensive Income", comprehensive income is summarized as follows (in thousands):
                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                       -------------------   ------------------
                                         1998       1997       1998      1997
                                       --------  ---------   --------  --------
Net earnings ........................  $45,245    $38,820    $139,303  $120,603
Other comprehensive income (loss):
   Foreign currency translation
     adjustment .....................   18,177     (3,972)     (1,575)  (49,223)
                                       --------  ---------   --------  --------
Comprehensive income ................  $63,422    $34,848    $137,728  $ 71,380
                                       ========  =========   ========  ========

     No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations.

Note 6 - Accounting Change
--------------------------

     Engelhard has certain deferred compensation arrangements where shares earned under the Engelhard stock bonus plan are deferred and placed in a "Rabbi Trust". Under certain conditions, these plans permit the employees at the time of settlement to receive cash in lieu of Engelhard stock. In the third quarter of 1998, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested". This EITF requires Engelhard to consolidate into its financial statements the net assets of the trust. The impact to the accompanying consolidated financial statements is: a $20.1 million increase in treasury stock (measured at historical cost); the recording of a $23.7 million deferred compensation obligation (measured on the reporting date by fair value of the Engelhard common stock held in the trust on behalf of the employees); and a charge to equity for the $3.6 million difference (referred to as the "transition differential"). After the transition date but prior to final settlement, increases/decreases in the deferred compensation liability would be recognized (1) in equity to the extent that the share price change falls within the transition differential, or (2) in income to the extent that the share change falls outside the transition differential.

          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
-------   ---------------------------------------------

                        Results of Operations
                        ---------------------

Comparison of the Third Quarter of 1998
with the Third Quarter of 1997
----------------------------------------

     Net earnings increased 17% to $45.2 million in the third quarter of 1998 from $38.8 million in the same period of 1997. Earnings before income taxes for the third quarter of 1998 increased 7% to $58.3 million from $54.7 million for the same period of 1997. Operating earnings for the third quarter of 1998 increased 7%. The Catalysts and Chemicals segment and the Engineered Materials and Industrial Commodities Management segment reported higher earnings which more than offset the lower results of the Pigments and Additives segment.

     The Company has entered into negotiations to dispose of underutilized real estate. As a result of this program, capital gains are anticipated to be realized in the last quarter of 1998, as well as in 1999. The effective tax rate for the third quarter of 1998 was reduced to reflect the reversal of a valuation allowance related to capital loss carryforwards. The effective tax rate was 22.4% in the third quarter of 1998 compared with 29.1% for the same period last year.

     The Company's share of earnings from affiliates was $1.5 million for the third quarter of 1998 compared with a loss of $3.1 million for the same period of 1997. The increase was principally attributable to Engelhard-CLAL's improved operating results as well as the absence of losses from Engelhard/ICC, which has been restructured. Management anticipates continued profitability from its affiliates for the remainder of 1998 compared to losses incurred last year.

     Higher net interest expense was primarily due to the acquisition of the Mallinckrodt businesses.

     Net sales for the third quarter of 1998 increased 24% to $1.0 billion from $836.1 million for the same period of 1997. The Catalysts and Chemicals segment and the Engineered Materials and Industrial Commodities Management segment reported higher sales which more than offset the lower sales of the Pigments and Additives segment.

Catalysts and Chemicals
-----------------------

     Operating earnings increased 54% to $44.2 million in the third quarter of 1998 from $28.7 million in the same period of 1997. Net sales for the third quarter of 1998 increased 12% to $243.7 million from $217.3 million in the same period of 1997.

     Sales and operating earnings in 1998 include the impact of the acquisition of the Mallinckrodt businesses (see "Note 2 - Acquisition" of the Notes to the Condensed Consolidated Financial Statements).

     The Environmental Technologies Group had higher earnings largely due to higher automotive volumes, the absence of the stationary source capital equipment business (sold in the first quarter of 1998) and manufacturing efficiencies of $3.8 million achieved over a twelve-month period, partially offset by the expected lower demand in the diesel catalyst business. In the Petroleum Catalysts Group, earnings improved dramatically primarily due to its lower cost structure resulting from the shutdown of the Netherlands manufacturing facility in mid- 1998. The Chemical Catalysts Group had higher earnings driven by the strong results from the acquisition of the Mallinckrodt businesses and higher sales of base-metal catalysts.

Pigments and Additives
----------------------

     Operating earnings decreased 33% to $20.5 million in the third quarter of 1998 from $30.5 million in 1997. Net sales declined 9% to $141.0 million in 1998 from $155.0 million in 1997.

     Significantly lower earnings from the Specialty Pigments and Additives Group were primarily due to continuing pricing pressures, lower volumes in Asia and the impact of a recently completed inventory reduction program. This decrease was partially offset by an increase in the Paper Pigments and Additives Group, which benefited from cost recoveries in the third quarter. Absent these items, the paper group would have declined due to lower volume and pricing pressures.

Engineered Materials and Industrial Commodities Management
----------------------------------------------------------

     Operating earnings increased 1% to $18.5 million in the third quarter of 1998 from $18.2 million in the same period of 1997. Net sales increased 41% to $654.9 million in 1998 from $463.8 million in 1997.

     Operating earnings in 1998 of the Industrial Commodities Management Group included a reduction in one of the Company's precious metal reserves as a result of increased stability of the metal's market value. Also, see "Note 3 - Inventories" of the Notes to the Condensed Consolidated Financial Statements for the impact from the sale of inventory accounted for under the LIFO method.

     The results of the Engineered Materials Group and the Industrial Commodities Management Group were not materially different from the prior year. However, absent the reduction in certain precious metals inventories (see "Note 3 - Inventories" of the Notes to the Condensed Consolidated Financial Statements), the Industrial Commodities Management Group declined, principally due to lower price volatility.

Comparison of the First Nine Months of
1998 with the First Nine Months of 1997
---------------------------------------

     Net earnings for the first nine months of 1998 increased 16% to $139.3 million from $120.6 million for the same period in 1997. Earnings before income taxes for the first nine months of 1998 increased 13% to $194.0 million from $171.6 million for the same period in 1997. Operating earnings for the first nine months of 1998 increased 11%. The Catalysts and Chemicals segment and the Engineered Materials and Industrial Commodities Management segment reported higher earnings which more than offset the lower results of the Pigments and Additives segment.

     The Company has entered into negotiations to dispose of underutilized real estate. As a result of this program, capital gains are anticipated to be realized in the last quarter of 1998, as well as in 1999. The effective tax rate for the nine months ended September 30, 1998 was reduced to reflect the reversal of a valuation allowance related to capital loss carryforwards. The effective tax rate was 28.2% for the nine months ended September 30, 1998 compared with 29.7% for the same period last year.

     The Company's share of earnings from affiliates was $8.9 million for the first nine months of 1998 compared with a loss of $2.6 million in 1997. The increase was partially attributable to Engelhard-CLAL's improved operating results and the absence of losses from Engelhard/ICC, which has been restructured. Management anticipates continued profitability from its affiliates for the remainder of 1998 compared to losses incurred last year.

     Higher net interest expense was primarily due to the acquisition of the Mallinckrodt businesses.

     Net sales for the first nine months of 1998 increased 18% to $3.1 billion from $2.6 billion for the same period in 1997. The Catalysts and Chemicals segment and the Engineered Materials and Industrial Commodities Management segment reported higher sales which more than offset the lower sales of the Pigments and Additives segment.

Catalysts and Chemicals
-----------------------

     Operating earnings increased 25% to $127.4 million in the first nine months of 1998 from $101.6 million in the same period of 1997. Net sales increased 9% to $734.2 million in 1998 from $671.9 million in 1997.

     Sales and operating earnings in 1998 include the impact of the acquisition of the Mallinckrodt businesses (see "Note 2 - Acquisition" of the Notes to the Condensed Consolidated Financial Statements).

     The Environmental Technologies Group had higher earnings largely due to higher automotive volumes and the absence of the stationary source capital equipment business (sold in the first quarter of 1998), partially offset by the expected lower demand in the diesel catalyst business. In the Petroleum Catalysts Group, earnings improved primarily due to its lower cost structure resulting from the shutdown of the Netherlands manufacturing facility in mid-1998, a decline in other operating costs and a favorable product mix for fluid catalytic cracking catalysts. Excluding the results of the Mallinckrodt businesses, the Chemical Catalysts Group's earnings would have declined, due primarily to the overall comparatively weaker demand in the chemical industry and the timing associated with large, periodic customer orders.

Pigments and Additives
----------------------

     Operating earnings decreased 14% to $74.1 million in the first nine months of 1998 from $86.7 million in the same period of 1997. Net sales decreased 1% to $442.9 million in 1998 from $449.4 million in 1997.

     Significantly lower earnings from the Specialty Pigments and Additives Group were primarily due to continuing pricing pressures, lower volumes in Asia and the negative impact of a recently completed inventory reduction program. This decrease was partially offset by an increase in the Paper Pigments and Additives Group, which benefited from cost recoveries in the third quarter. Absent the cost recoveries, the paper group would have approximated prior year.

Engineered Materials and Industrial Commodities Management
----------------------------------------------------------

     Operating earnings increased 29% to $55.7 million in the first nine months of 1998 from $43.2 million in the same period in 1997. Net sales increased 28% to $1.9 billion in 1998 from $1.5 billion in 1997.

     See "Note 3 - Inventories" of the Notes to the Condensed Consolidated Financial Statements for the impact from the sale of inventory accounted for under the LIFO method.

     The Industrial Commodities Management Group generated higher earnings by continuing to capitalize on unusual market volatility throughout the first six months of 1998 and the benefit of reducing certain precious metals inventories described above. The Engineered Materials Group had higher earnings primarily due to increased refining business in Europe and higher demand for metal joining products.
                       Financial Condition and Liquidity
                       ---------------------------------

     In July 1998, the Company filed a shelf registration for $300 million. The net proceeds from offerings under the shelf registration are expected to be used to retire short-term debt and for general corporate purposes. The Company anticipates issuing $100 million of bonds under the shelf registration prior to the end of the first quarter of 1999.

     At September 30, 1998, the Company's current ratio was 1.0, the same as at December 31, 1997. The Company's total debt to total capital ratio increased to 51% from 44% at year end, primarily due to the acquisition of the Mallinckrodt businesses in the second quarter and the timing of investments made in the first quarter.

     The nature of the Industrial Commodities Management business can result in significant fluctuations in cash flow. Management believes that the Company will continue to have adequate access to credit and capital markets to meet its needs for the foreseeable future.

                                 Other Matters
                                 -------------
Year 2000 Update
----------------

     The ability of computers, software or any equipment utilizing micro-processors to properly recognize and process data information at the turn of the century is commonly referred to as a Year 2000 ("Y2K") compliance issue.

     The Company has approached its Y2K compliance issue by categorizing its dependencies into two sections: Internal systems (Information Technology ("IT") systems and Non-IT systems), and External systems of suppliers and customers. Generally, internal systems identified as non-Y2K compliant will be replaced or modified (reprogrammed, upgraded, etc.). Many of the internal non-compliant systems were targeted for replacement for reasons other than Y2K issues as the benefits of newer technology had already created an economic business case for action. The cost of these replacement solutions will be capitalized as permitted by applicable accounting standards whereas the cost of modification solutions will generally be expensed as repairs. External systems will be monitored with the cooperation of our suppliers and customers.

     Internal IT systems - includes internal applications software such as finance, manufacturing (purchasing, product costing, production reporting, maintenance, and planning and scheduling) and logistics (distribution planning and customer order entry). All internal IT systems have been inventoried and assessed for Y2K compliance. The Company anticipates its Corporate-wide systems for finance, logistics, and human resources to be Year 2000 compliant by the end of 1998. In addition, the Company anticipates approximately 80% of manufacturing and other plant application systems to be compliant by the end of 1998, with the remainder being compliant by mid 1999.

     Internal Non-IT systems - includes embedded chip technology such as programmable logic controllers and related hardware/software; and personal computers and related software. The Company's programmable logic controllers and related hardware/software have been inventoried and assessed for Y2K compliance. The Company anticipates that all non-compliant equipment software will be replaced or upgraded by mid-1999. All of the Company's personal computers and related software are currently in the process of being tested. The Company believes that "critical" non-compliant hardware/software will be replaced or upgraded by the end of 1998 and that remaining hardware/software will be replaced or upgraded by mid-1999.

     External systems - includes systems of customers and suppliers. The Company is in the process of understanding the extent to which it is vulnerable to the Y2K issues of its customers and suppliers. The Company has identified and contacted third parties whose systems would have a significant negative impact on operations if not Y2K compliant. The Company is in the process of assessing the systems of these third parties and expects to complete its assessment and to have developed requisite action plans with respect to these findings by the end of 1998. There can be no assurance that the Y2K compliance issues of these customers and suppliers will not have a material adverse affect on the Company.

     The estimated total cost of implementing Y2K solutions is approximately $14.2 million. The total amount expended through December 31, 1997 was $0.8 million, with an additional $9.1 million expended in the first nine months of 1998. With regard to the $9.9 million expended to date, approximately $5.4 million has been expensed and $4.5 million capitalized in accordance with applicable accounting standards. The remaining Y2K expenditures are estimated to be incurred by the end of 1999, of which approximately $2.0 million will be expensed.

     The dates on which the Company plans to complete any necessary Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

     The failure to correct a material Y2K compliance problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could have a material adverse impact on the operations of the Company. The Company believes that, with the implementation of new business systems and completion of the Y2K project as scheduled, the possibility of significant interruptions of normal operations is reduced.

     The Company currently does not have a contingency plan in place to deal with Y2K issues, but anticipates having all contingency actions identified by the end of the first quarter of 1999.

                                Subsequent Events
                                -----------------

Significant Shareholder Announcement
------------------------------------

     On October 15, 1998, Minorco S.A. ("Minorco"), the Luxembourg-based company that owns 31.8% of Engelhard's common stock, and Anglo American Corporation announced that they had agreed in principle to combine their businesses to establish Anglo American plc ("AA plc"). In that announcement, Minorco disclosed that it will be divesting its interests in Engelhard Corporation.

Debt Ratings
------------

     In October 1998, Standard & Poor's and Moody's Investors Service each placed its ratings of Engelhard Corporation debt on credit watch. The rating action was prompted by Engelhard's announcement that it had hired financial advisors to help the Company explore its strategic alternatives after Minorco announced that it will be divesting its interests in Engelhard Corporation (see Significant Shareholder Announcement above). The debt ratings of Engelhard could be raised or lowered depending on the disposition of the 31.8% stake, including but not limited to the creditworthiness of the ultimate purchaser.

Stockholder Rights Plan
-----------------------

     On October 1, 1998, the Board of Directors of the Company adopted a Stockholder Rights Plan declaring a dividend distribution of one Right for each outstanding share of common stock, $1.00 par value, of the Company. The distribution is payable to stockholders of record on November 13, 1998. Each Right entitles the registered stockholders to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $100 per one one-thousandth of a share (subject to adjustment).

     Subject to certain exceptions, the Rights may not be exercised until 10 days after a person or group acquires 15% or more of the Company's common stock, or announces a tender offer that, if consummated, would result in such person or group owning 15% or more of the Company's common stock. If a person or group acquires 15% or more of the Company's common stock, each holder of a Right (other than the acquirer) will have the right to receive common stock (or, in certain circumstances, cash, property, or other securities of the Company) having a value equal to two times the purchase price of the Right. In the event that the Company is acquired in a merger or other business combination transaction, or 50% or more of the Company's assets or earning power is sold or transferred, each holder of a Right will have the right to receive common stock of the acquiring company having a value equal to two times the purchase price of the Right.

     Subject to certain exceptions, if 15% or more of the Company's common stock is acquired, the Board of Directors may exchange the Rights (other than the acquirer's Rights which will have become void), in whole or in part, at an exchange ratio of one share of common stock (or a fraction of a share of Preferred Stock having the same market value) per Right (subject to adjustment).

     The Rights will expire on October 1, 2008, unless exchanged or redeemed prior to that date. The Company may redeem the Rights at a price of $.001 per Right at any time prior to the tenth day following a public announcement that a person or group has acquired 15% or more of the Company's common stock (for further details on the Company's Stockholder Rights Plan, see Form 8-K which was filed with the SEC on October 29, 1998).

Class Action
------------

     The Company and certain of its present and former officers have agreed to a Stipulation of Settlement ("Stipulation") of a class action filed in November 1995 which alleged misstatements and omissions in connection with press releases issued in 1995 concerning the Company's PremAir(TM) Catalyst Systems. In the settlement, which remains subject to Court approval, in exchange for the dismissal of the complaint against all defendants, the Company will pay no more than $7.2 million of a maximum settlement amount of $21.5 million. The balance of the settlement amount will be paid by insurance carried by the Company for such purposes. Because the final settlement amount will depend on the number of eligible shares of the Company's common stock for which claims are submitted, the amounts to be paid by the Company and the insurer could be less (but in no event more) than the above-stated amounts. This matter did not have any impact on earnings in the first nine months of 1998 and, if resolved in accordance with the Stipulation, will not have a material adverse effect on the operating results of the Company in future periods.

                           Forward-looking Statements
                           --------------------------

     This document contains forward-looking statements. Investors should be aware of factors that could cause Engelhard's actual results to vary materially from those projected in the forward-looking statements. These factors include, but are not limited to, global economic trends; competitive pricing or product development activities; markets, alliances, and geographic expansions developing differently than anticipated; government legislation and/or regulation (particularly on environmental issues); and technology, manufacturing and legal issues; and the factors disclosed in the Year 2000 Update on pages 13 and 14 of this Form 10-Q.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                 Pages
-------  --------------------------------                                 -----

(a)(10)  Material Contracts.

         (a) Amendment to Key Employees Stock Bonus Plan of               19-20
             Engelhard Corporation, effective October 1, 1998.

         (b) Amendment to Supplemental Retirement Program of              21-22
             Engelhard Corporation, effective October 1, 1998.

         (c) Amendment to Engelhard Corporation Directors and             23-24
             Executives Deferred Compensation Plan (1986-1989), effective October 1, 1998.

         (d) Amendment to Engelhard Corporation Directors and             25-27
             Executives Deferred Compensation Plan (1990-1993), effective October 1, 1998.

         (e) Amendment to Deferred Compensation Plan For Key              28-30
             Employees of Engelhard Corporation, effective
             October 1, 1998.

         (f) Amendment to Deferred Compensation Plan For                  31-34
             Directors of Engelhard Corporation, effective
             October 1, 1998.

         (g) Amendment to Retirement Plan For Directors of                35-36
             Engelhard Corporation, effective October 1, 1998.

         (h) Amendment to Stock Bonus Plan For Non-Employee               37-38
             Directors of Engelhard Corporation, effective
             October 1, 1998.

         (i) Amendment to Deferred Compensation Plan for Key              39-40
             Employees of Engelhard Corporation, effective
             August 6, 1998.

    (12)  Computation of the Ratio of Earnings to Fixed Charges.          41-42

(b)      There were no reports on Form 8-K filed during the quarter         *
         ended September 30, 1998. The Company has filed a Form 8-K with the SEC on October 29, 1998 relating to the adoption of the Stockholder Rights Plan.

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






Date      November 13, 1998                    /s/ Orin R. Smith
        ---------------------                -----------------------------
                                                   Orin R. Smith
                                                   Chairman and Chief
                                                   Executive Officer







Date      November 13, 1998                    /s/ Thomas P. Fitzpatrick
        ---------------------                -----------------------------
                                                   Thomas P. Fitzpatrick
                                                   Senior Vice President and
                                                   Chief Financial Officer






Date      November 13, 1998                    /s/ David C. Wajsgras
       ----------------------                -----------------------------
                                                   David C. Wajsgras
                                                   Controller

                                  EXHIBIT 10(a)


                        AMENDMENT TO KEY EMPLOYEES STOCK
                       BONUS PLAN OF ENGELHARD CORPORATION
                       -----------------------------------

                        AMENDMENT TO KEY EMPLOYEES STOCK
                       BONUS PLAN OF ENGELHARD CORPORATION
                       -----------------------------------


     The Key Employees Stock Bonus Plan of Engelhard Corporation (the "Plan") is amended as follows, effective October 1, 1998.

     1. The following new paragraph (d) is added at the end of Section 6 of the Plan:

          "(d) At the time of a Change in Control or an acquisition of a control interest in the Company, the Company shall make an immediate cash payment to each key employee equal, on an after tax basis (including combined federal, state and local income, employment and excise taxes), to the excess of (A) over (B), where (A) is equal to the combined federal, state and local income and employment taxes payable by the key employee as a result of the accelerated vesting of Company Common Stock due to the Change in Control or acquisition of a control interest in the Company; and (B) is the present value (discounted at the Applicable Federal Rate (within the meaning of Section 1274 of the Code) at the time of payment) of the combined federal, state and local income and employment taxes which would be payable at the time such Company Common Stock vested if it had vested in accordance with its original vesting schedule, assuming the fair market value per share of Company Common Stock would then be equal to the actual fair market value per share on the date of the Change in Control or acquisition of a control interest, as the case may be. For purposes of this paragraph, it shall be assumed that all income taxes are payable at the top marginal rates in effect at the time of the payment hereunder and that state and local income taxes are deductible for federal income tax purposes."

                                  EXHIBIT 10(b)


                            AMENDMENT TO SUPPLEMENTAL
                   RETIREMENT PROGRAM OF ENGELHARD CORPORATION
                   -------------------------------------------

                            AMENDMENT TO SUPPLEMENTAL
                   RETIREMENT PROGRAM OF ENGELHARD CORPORATION
                   -------------------------------------------


     The Supplemental Retirement Program of Engelhard Corporation (the "Plan") is amended as follows, effective October 1, 1998.

     1.   The following is added at the end of Section 8 of the Plan:

          "All payments provided for under the Plan shall be paid from the general assets of the Company; provided, however, that such payments shall be reduced by the amount of any payments made to the participant or his or her beneficiary from any trust or special or separate fund established by the Company to assure such payments. The Company may establish and maintain a trust, the assets of which shall be subject to the claims of the Company's creditors in the event of the Company's bankruptcy or insolvency, in order to provide a source of funds to assist it in the meeting of its liabilities hereunder."

                                  EXHIBIT 10(c)


                  AMENDMENT TO ENGELHARD CORPORATION DIRECTORS
                    AND EXECUTIVES DEFERRED COMPENSATION PLAN
                                   (1986-1989)
                  --------------------------------------------

                  AMENDMENT TO ENGELHARD CORPORATION DIRECTORS
                    AND EXECUTIVES DEFERRED COMPENSATION PLAN
                                   (1986-1989)
                  --------------------------------------------


     The Engelhard Corporation Directors and Executives Deferred Compensation Plan (1986-1989) the ("Plan") is amended as follows, effective October 1, 1998:

     1. The second sentence of Section 6 of the Plan is amended to read as follows:

          "No participant shall have any right or interest in any such policy or the proceeds thereof and all payments provided for under the Plan shall be paid in cash from the general funds of the Company; provided, however, that such payments shall be reduced by the amount of any payments made to the participant or his or her beneficiary from any trust or special or separate fund established by the Company to assure such payments. The Company may establish and maintain a trust, the assets of which shall be subject to the claims of the Company's creditors in the event of the Company's bankruptcy or insolvency, in order to provide a source of funds to assist it in the meeting of its liabilities hereunder."

     2. The first sentence of the second paragraph of Section 9 of the Plan is amended by adding the following at the end of such sentence:

     "; provided, however, that a participant may change his election with respect to a Change In Control provided such change is made at least six months in advance of the date of the Change In Control."

     3. Section 9 of the Plan is amended by adding the following new paragraph at the end thereof:

          "If a participant has elected, pursuant to this Section 9, to receive a lump sum payment either upon a Change In Control or upon termination of his employment following a Change In Control, then at the time such lump sum payment is made the Company shall also make an immediate cash payment to such participant equal, on an after-tax basis (including combined federal, state and local income, employment and excise taxes), to the excess of (A) over (B), where (A) is equal to the present value (discounted at the Applicable Federal Rate (within the meaning of Section 1274 of the Code) in effect at the time of payment) of: (x) the participant's benefit payments assuming they would have been paid in accordance with the Plan and the participant's elections thereunder, without regard to the Change In Control, multiplied by (y) one minus the federal income tax rate (expressed as a decimal) in effect at the time of the payment; and (B) is the amount of the participant's lump sum payment hereunder, as reduced by federal, state and local income taxes payable on such lump sum payment. For purposes of this paragraph, it shall be assumed that income taxes are payable at the top marginal rates and that state and local income taxes are deductible for federal income tax purposes."

                                  EXHIBIT 10(d)


                  AMENDMENT TO ENGELHARD CORPORATION DIRECTORS
                    AND EXECUTIVES DEFERRED COMPENSATION PLAN
                                   (1990-1993)
                  --------------------------------------------

                  AMENDMENT TO ENGELHARD CORPORATION DIRECTORS
                    AND EXECUTIVES DEFERRED COMPENSATION PLAN
                                   (1990-1993)
                  --------------------------------------------


     The Engelhard Corporation Directors and Executives Deferred Compensation Plan (1990-1993) (the "Plan") is amended as follows, effective October 1, 1998:

     1. The second sentence of Section 6 of the Plan is amended to read as follows:


     "No participant shall have any right or interest in any such policy or the proceeds thereof and all payments provided for under the Plan shall be paid in cash from the general funds of the Company; provided, however, that such payments shall be reduced by the amount of any payments made to the participant or his or her beneficiary from any trust or special or separate fund established by the Company to assure such payments. The Company may establish and maintain a trust, the assets of which shall be subject to the claims of the Company's creditors in the event of the Company's bankruptcy or insolvency, in order to provide a source of funds to assist it in the meeting of its liabilities hereunder."

     2. The first sentence of the second paragraph of Section 9 of the Plan is amended by adding the following at the end of such sentence:


     "; provided, however, that a participant may change his election with respect to a Change In Control provided such change is made at least six months in advance of the date of the Change In Control."

     3. The second to the last paragraph in Section 9 of the Plan is hereby deleted.


     4. Section 9 of the Plan is amended by adding the following new paragraph at the end thereof:


          "If a participant has elected, pursuant to this
     Section 9, to receive a lump sum payment either upon a Change In Control or upon termination of his employment following a Change In Control, then at the time such lump sum payment is made the Company shall also make an immediate cash payment to such participant equal, on an after-tax basis (including combined federal, state and local income, employment and excise taxes), to the excess of (A) over (B), where (A) is equal to the present value (discounted at the Applicable Federal Rate (within the meaning of Section 1274 of the Code) in effect at the time of payment) of: (x) the participant's benefit payments assuming they would have been paid in accordance with the Plan and the participant's elections thereunder, without regard to the Change In Control, multiplied by (y) one minus the federal income tax rate
     (expressed as a decimal) in effect at the time of the payment; and (B) is the amount of the participant's lump sum payment hereunder, as reduced by federal, state and local income taxes payable on such lump sum payment. For purposes of this paragraph, it shall be assumed that income taxes are payable at the top marginal rates and that state and local income taxes are deductible for federal income tax purposes."

                                  EXHIBIT 10(e)


                 AMENDMENT TO DEFERRED COMPENSATION PLAN FOR
                     KEY EMPLOYEES OF ENGELHARD CORPORATION
                  -------------------------------------------

                   AMENDMENT TO DEFERRED COMPENSATION PLAN FOR
                     KEY EMPLOYEES OF ENGELHARD CORPORATION
                   -------------------------------------------

          The Deferred Compensation Plan for Key Employees of Engelhard Corporation (the "Plan") is amended as follows, effective October 1, 1998.

          1. The Plan is amended by deleting the second sentence in Section 5 thereof and replacing it with the following:

     "The assets of the Trust shall be subject to the claims of the general creditors of the Company in the event of bankruptcy or insolvency of the Company, and the Trust may be utilized to assist the Company in satisfying its other obligations under the Plan."

          2. The fifth paragraph of Section 6 is amended by adding the following at the end thereof:

     "Notwithstanding the foregoing, a Change of Control shall not be considered an Immediate Payment Event hereunder with respect to the Accumulated Account of an Eligible Employee if the Eligible Employee so elects (in a manner acceptable to the Committee) at least six months in advance of the Change of Control."

          3.   The following paragraph is added at the end of Section 6 of the
Plan:

          "At the time of an Immediate Payment Event resulting from a Change of Control, the Company shall also make to each Eligible Employee whose Accumulated
     Account is distributed on account of the Change of Control an immediate cash payment equal, on an after-tax basis (including combined federal, state and local income, employment and excise taxes), to the excess of (A) over (B), where (A) is equal to the present value (discounted at the Applicable Federal
     Rate (within the meaning of Section 1274 of the Code) in effect at the time of payment) of: (x) the Eligible Employee's Accumulated Account at the time of assumed payment (described below) as increased from the date of the Immediate Payment Event through the dates of assumed payment at a compound annual rate equal to the interest equivalent rate provided for under Section 4 of the Plan (as determined at the time of the Immediate Payment Event), multiplied by
     (y) one minus the federal income tax rate (expressed as a decimal) in effect at the time of the Immediate
     Payment Event; and (B) is the present value
     (discounted at the Applicable Federal Rate at the time of payment) of the Eligible Employee's
     Accumulated Account at the time of assumed payment, computed assuming that the Eligible Employee's
     Accumulated Account at the time of the Immediate
     Payment Event is reduced at such time by federal, state and local income taxes payable on a lump sum distribution of the entire Accumulated Account at such time and also assuming that such resulting amount is increased through the dates of assumed payment at a compound annual rate equal to (x) the interest equivalent rate provided for under Section 4 of the Plan at the time of the Immediate Payment
     Event, multiplied by (y) one minus the combined federal, state and local income tax rate at such time, expressed as a decimal. For purposes of this paragraph, it shall be assumed that the Eligible
     Employee's Accumulated Account will be distributed in ten annual installments commencing at the time the Eligible Employee reaches age 65, and it shall also be assumed that income taxes are payable at the top marginal rates and that state and local income taxes are deductible for federal income tax purposes."

                                  EXHIBIT 10(f)


                   AMENDMENT TO DEFERRED COMPENSATION PLAN FOR
                       DIRECTORS OF ENGELHARD CORPORATION
                   -------------------------------------------

                   AMENDMENT TO DEFERRED COMPENSATION PLAN FOR
                       DIRECTORS OF ENGELHARD CORPORATION
                   -------------------------------------------

     The Deferred Compensation Plan for Directors of Engelhard Corporation (the "Plan") is amended as follows, effective October 1, 1998.

          1. The Plan is amended by deleting the first two sentences in the third paragraph of Section 5 thereof and replacing them with the following:

          "The Company in its discretion may establish a trust to assist it in satisfying its obligations under this Plan. The assets of the Trust shall be subject to the claims of the general creditors of the Company in the event of bankruptcy or insolvency of the Company."

          2. Section 6 of the Plan is amended by adding the following at the end thereof:

          "Notwithstanding the foregoing, each Director may elect (in a manner acceptable to the Company) to have his or her entire benefit under the Plan distributed to the Director in a single lump sum at the time of a Change in Control; provided, however, that such an election (or a revocation of such an election) must have been made at least six months in advance of the Change in Control.

          At the time of a Change in Control, the Company shall also make to each Director whose benefits are distributed in a lump sum on account of the Change in Control an immediate cash payment equal, on an after- tax basis (including combined federal, state and local income, employment and excise taxes), to the excess of (A) over (B), where (A) is equal to the present value (discounted at the Applicable Federal Rate (within the meaning of Section 1274 of the Code) in effect at the time of payment) of:
     (x) the Director's entire benefit at the time of assumed payment (described below) as increased from the date of the Change in Control through the dates of assumed payment at a compound annual rate equal to the interest equivalent rate provided for under Section 4 of the Plan (as determined at the time of the Change in Control), multiplied by (y) one minus the federal income tax rate (expressed as a decimal) in effect at the time of the Change in Control; and (B) is the present value (discounted at the Applicable Federal Rate at the time of payment) of the Director's entire benefit at the time of assumed payment, computed assuming that the Director's benefits at the time of the Change in Control are reduced at such time by federal, state and local income taxes payable on a lump sum distribution of the entire benefit at such time and also assuming that such resulting amount is increased through the dates of assumed payment at a compound annual rate equal to (x) the interest equivalent rate provided for under Section 4 of the Plan at the time of the Change in Control, multiplied by (y) one minus the combined federal, state and local income tax rate at such time, expressed as a decimal. For purposes of this paragraph, it shall be assumed that the Director's benefits will be distributed in ten annual installments commencing at the later of the time the Director reaches age 65 or the date of the Change in Control, and it shall also be assumed that income taxes are payable at the top marginal rates and that state and local income taxes are deductible for federal income tax purposes.

          For purposes hereof 'Change in Control' means:

          (a) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act, (a "Person"), of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 25% or more of either (1) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (2) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change in Control: (i) any acquisition directly from the Company (other than by exercise of a conversion privilege); (ii) any acquisition by the Company or any of its subsidiaries; (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its subsidiaries; (iv) any acquisition by any corporation with respect to which, following such acquisition, more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such acquisition in substantially the same proportions as their ownership, immediately prior to such acquisition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be; or (v) any acquisition by a Person owning more than 25% of the Outstanding Company Common Stock on the date hereof; or

          (b) during any period of two consecutive years, individuals who, as of the beginning of such period, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the beginning of such period whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act); or

          (c) approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, with respect to which all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation, do not, following such reorganization, merger or consolidation, beneficially own, directly or indirectly, more than 60% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be; or

          (d) approval by the shareholders of the Company of (1) a complete liquidation or dissolution of the Company or (2) a sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation with respect to which following such sale or other disposition, more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportions as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be."

                                  EXHIBIT 10(g)


                        AMENDMENT TO RETIREMENT PLAN FOR
                       DIRECTORS OF ENGELHARD CORPORATION
                       ----------------------------------

                        AMENDMENT TO RETIREMENT PLAN FOR
                       DIRECTORS OF ENGELHARD CORPORATION
                       ----------------------------------



     The Retirement Plan for Directors of Engelhard Corporation (the "Plan") is amended as follows, effective October 1, 1998.

          1. The first two sentences of Section 5 of the Plan are deleted and replaced with the following:

              "All payments provided for under the Plan shall be paid from the general assets of the Corporation; provided, however, that such payments shall be reduced by the amount of any payments made to the Director or his or her beneficiary from any trust or special or separate fund established by the Corporation to assure such payments. The Corporation may establish and maintain a trust, the assets of which shall be subject to the claims of the Corporation's creditors in the event of the Corporation's bankruptcy or insolvency, in order to provide a source of funds to assist it in the meeting of its liabilities hereunder."

                                  EXHIBIT 10(h)



                        AMENDMENT TO STOCK BONUS PLAN FOR
                NON-EMPLOYEE DIRECTORS OF ENGELHARD CORPORATION
                -----------------------------------------------

                       AMENDMENT TO STOCK BONUS PLAN FOR
                NON-EMPLOYEE DIRECTORS OF ENGELHARD CORPORATION
                -----------------------------------------------


     The Stock Bonus Plan for Non-Employee Directors of Engelhard Corporation (the "Plan") is amended as follows, effective October 1, 1998.

          1. The following new paragraph (d) is added at the end of Section 7 of the Plan:

          "(d) At the time of a Change in Control or an acquisition of a control interest in the Company, the Company shall make an immediate cash payment to each Non-Employee Director equal, on an after tax basis
     (including combined federal, state and local income, employment and excise taxes), to the excess of (A) over (B), where (A) is equal to the combined federal, state and local income and employment taxes payable by the Non-Employee Director as a result of the accelerated distribution of Company Common Stock due to the Change in Control or acquisition of a control interest in the Company; and (B) is the present value
     (discounted at the Applicable Federal Rate (within the meaning of Section 1274 of the Code) at the time of payment) of the combined federal, state and local income and employment taxes which would be payable at the time such Company Common Stock was distributed if it had been distributed on the date the Non-Employee
     Director reached age 70, assuming the fair market value per share of Company Common Stock would then be equal to the actual fair market value per share on the date of the Change in Control or acquisition of a control interest, as the case may be. For purposes of this paragraph, it shall be assumed that all income taxes are payable at the top marginal rates in effect at the time of the payment hereunder and that state and local income taxes are deductible for federal income tax purposes."

                                  EXHIBIT 10(i)


                   AMENDMENT TO DEFERRED COMPENSATION PLAN FOR
                     KEY EMPLOYEES OF ENGELHARD CORPORATION
                   -------------------------------------------

                   AMENDMENT TO DEFERRED COMPENSATION PLAN FOR
                     KEY EMPLOYEES OF ENGELHARD CORPORATION
                   -------------------------------------------



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

                                   EXHIBIT 12


              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
              -----------------------------------------------------

                                                 ENGELHARD CORPORATION
                                  COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                                                 (Dollars in Thousands)
                                                       (Unaudited)


                                     Nine Months Ended
                                       September 30,                        Years Ended December 31,
                                     -----------------    --------------------------------------------------------------
                                            1998             1997          1996         1995         1994        1993
                                            ----             ----          ----         ----         ----        ----
Earnings from continuing operations
before provision for income taxes        $194,015          $85,812      $209,955     $185,312     $157,306      ($4,709)

Add/(deduct)

   Portion of rents representative
   of the interest factor                   3,450            4,600         3,900        4,700        4,800        4,500

   Interest on indebtedness                43,934           52,776        45,009       31,326       21,954       13,696

   Equity dividends                         2,022            3,803         2,515        3,411        3,800        2,600

   Equity in (earnings) losses
   of affiliates                           (8,929)          47,833         5,008         (695)        (632)      (3,443)
                                         ---------        --------      --------     ---------    ---------     --------

   Earnings, as adjusted                 $234,493         $194,824      $266,387     $224,054     $187,228      $12,644
                                         =========        ========      ========     =========    =========     ========

Fixed Charges

   Portion of rents representative
   of the interest factor                  $3,450           $4,600        $3,900       $4,700       $4,800       $4,500

   Interest on indebtedness                43,934           52,776        45,009       31,326       21,954       13,696

   Capitalized interest                       750              651           875          784          528            -
                                          -------          -------       -------      -------      --------     --------

   Fixed charges                          $48,134          $58,027       $49,784      $36,810      $27,282      $18,196
                                          =======          =======       =======      =======      ========     ========

Ratio of Earnings to Fixed Charges           4.87             3.36 (a)      5.35         6.09         6.86            - (b)
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

                                       42