Form 10-K
period 1998-12-31
ENGELHARD CORP
filed 1999-03-19
CIK 352947

                                      1998
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

 X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------
                  For the fiscal year ended December 31, 1998
                                       OR
---            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------
                   For the transition period from          to

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

Number of shares of common stock outstanding as of March 2, 1999 - 143,602,500. Aggregate market value of common stock held by non-affiliates as of March 2, 1999 - $1,788,429,377.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Proxy Statement for the 1999 Annual Meeting of Shareholders, which will be filed by April 30, 1999.

                               Table of Contents
                               ------------------

Item                                                           Page
----                                                           ----
                                     Part I
1.  Business
    (a) General development of business                          3
    (b) Segment and geographic area data                    3-8, 56-60
    (c) Description of business                             3-8, 56-60

2.  Properties                                                  10

3.  Legal Proceedings                                         11-12

4.  Submission of Matters to a Vote of                          12
    Security Holders
                                     Part II

5.  Market for Registrant's                                     12
    Common Equity and Related
    Stockholder Matters

6.  Selected Financial Data                                   13, 67

7.  Management's Discussion and                               14-31
    Analysis of Financial Condition
    and Results of Operations

8.  Financial Statements and                                  32-66
    Supplementary Data

9.  Changes in and Disagreements with                           67
    Accountants on Accounting and Financial
    Disclosure
                                    Part III

10. Directors and Executive Officers of                       68-69
    the Registrant

11. Executive Compensation                                     69

12. Security Ownership of Certain                              69
    Beneficial Owners and Management

13. Certain Relationships and Related                          69
    Transactions
                                    Part IV

14. Exhibits, Financial Statement                             70-112
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

     The Company develops, manufactures and markets technology-based performance products and engineered materials for a wide spectrum of industrial customers. It also provides services to precious and base-metal customers.

     The Company employed approximately 6,425 people as of January 1, 1999 and operates on a worldwide basis with corporate, operating headquarters, principal manufacturing facilities and mineral reserves in the United States with other operations conducted in the Asia-Pacific region, Canada, the European Community, the Russian Federation, South Africa and South America.

     The Company's businesses are organized into five segments - Environmental Technologies, Process Technologies, Paper Pigments and Additives, Specialty Pigments and Additives and Industrial Commodities Management.

     The following information on the Company is included in Note 15, "Business Segment and Geographic Area Data", of the Notes to Consolidated Financial Statements on pages 56-60 of this Form 10-K: sales to external customers, operating earnings/(losses), interest expense, depreciation, depletion and amortization, equity in earnings (losses) of affiliates, total assets, equity investments and capital expenditures.

ENVIRONMENTAL TECHNOLOGIES

     The Environmental Technologies segment consists of Automotive Emission Systems and Emission and Performance Systems, serving the automotive, off-road vehicle, light and heavy duty truck, aircraft, power generation and process industries.

     Environmental technology catalysts are used in applications such as the abatement of carbon monoxide, oxides of nitrogen and hydrocarbons from gasoline, diesel and alternate fueled vehicle exhaust gases to meet emission control standards. These catalysts also are used for removal of odors, fumes and pollutants generated by a variety of process industries, including but not limited to the painting of automobiles, appliances and other equipment; printing processes; the manufacture of nitric acid and tires; the curing of polymers; and power generation sources. In 1997, the Company dissolved its Metreon joint venture, formed in 1995 with W. R. Grace, to develop and market metallic substrate catalytic converters for cars. Also in 1997, the Company purchased the assets of W. R. Grace's Camet Metal Monolith business, which manufactures and markets pre-coated catalyzed metal monoliths for mobile-source applications as well as stationary nitrogen oxides and carbon dioxide emission-control products.

     The Company also participates in the manufacture and supply of automotive emission-control catalysts through affiliates serving the Asia-Pacific region:
N.E. Chemcat Corporation (Japan) - 38.8% owned; and Heesung-Engelhard (South Korea) - 49% owned, both of which also produce other catalysts and products.

     The products of the Environmental Technologies segment compete in the marketplace on the basis of cost and value performance. No single competitor is dominant in the markets in which the Company operates.

     The manufacturing operations of the Environmental Technologies segment are carried out in eight states in the United States. Subsidiary operations are located in Germany, India, South Africa and the United Kingdom with equity investments located in the United States and South Korea. The products are sold principally through the Company's sales organizations or those of its equity investments, supplemented by independent distributors and representatives.

     The principal raw materials used by the Environmental Technologies segment include precious metals, procured by the Industrial Commodities Management segment, and a variety of minerals and chemicals that are generally readily available. For more information about precious-metal supply contracts, see the "Industrial Commodities Management" section below on page 7 of this Form 10-K.

     As of January 1, 1999, the Environmental Technologies segment had approximately 1,525 employees worldwide.

PROCESS TECHNOLOGIES

     The Process Technologies segment consists of the Chemical Catalysts and Petroleum Catalysts businesses. The Chemical Catalysts business consists of chemical and polymerization catalyst products, serving the chemical, petrochemical, pharmaceutical and food processing industries. The Petroleum Catalysts business consists of a variety of petroleum refining catalyst products, serving the petroleum refining industries.

     The Chemical Catalysts products consist of catalysts and sorbents used in the production of a variety of products or intermediates, including synthetic fibers, fragrances, antibiotics, vitamins, polymers, plastics, detergents, fuels and lube oils, solvents, oleochemicals and edible products. These catalysts are used in both batch and continuous operations that, in many cases, require special catalysts for each application. Chemical catalysts are based on the Company's proprietary technology and often are developed in close cooperation with specific customers. Sorbents are used to purify and decolorize naturally occurring fats and oils for manufacture into shortenings, margarines and cooking oils.

     On May 1, 1998, the Company acquired the chemical catalysts businesses of Mallinckrodt Inc. for approximately $210 million in cash. The acquired businesses produce custom and licensed polymerization catalysts, base-metal catalysts, precious-metal catalysts, and maleic-anhydride catalysts and expanded the Company's existing Chemical Catalysts businesses. For more information about this acquisition, see Note 2, "Acquisitions" of the Notes to Consolidated Financial Statements on pages 39-40 of this Form 10-K.

     The products of the Chemical Catalysts business compete in the marketplace on the basis of cost and value performance. No single competitor is dominant in the markets in which the Company operates.

     The manufacturing operations of the Chemical Catalysts business are carried out in five states in the United States. Subsidiary operations are located in Belgium, Italy and The Netherlands. The products are sold principally through the Company's sales organizations supplemented by independent representatives.

     The principal raw materials used by the Chemical Catalysts business include metals, procured by the Industrial Commodities Management segment and third parties, and a variety of minerals and chemicals that are generally readily available. For more information about precious-metal supply contracts, see the "Industrial Commodities Management" section on page 7 of this Form 10-K.

     The principal products of the Petroleum Catalysts business are zeolitic cracking catalysts widely used by refiners to provide economies in petroleum processing. The Company offers a full line of fluid catalytic cracking (FCC) catalysts, many of which are based on patented technology. These catalysts can be used to separately control selectivity and cracking activity, which enables catalyst formulations to be tailored to meet specific refiners' needs.

     Other catalyst products are used in reforming, hydrotreating, isomerization and selective hydrogenation processes in petroleum refineries to meet increasingly stringent fuel quality requirements. Silica gel absorbents are used in air drying and natural gas treating.

     The products of the Petroleum Catalysts business compete in the marketplace on the basis of cost and value performance. No single competitor is dominant in the markets in which the Company operates.

     The manufacturing operations of the Petroleum Catalysts business are carried out in two states in the United States. Subsidiary operations are located in Germany. The products are sold principally through the Company's sales organizations supplemented by independent distributors and representatives.

     The principal raw materials used by the Petroleum Catalysts business include kaolin, supplied by the Paper Pigments and Additives segment, and a variety of minerals and chemicals which are generally readily available.

     As of January 1, 1999 the Process Technologies segment had approximately 1,875 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

PAPER PIGMENTS AND ADDITIVES

     The Paper Pigments and Additives segment serves customers in the worldwide paper industry. The products impart performance characteristics, including opacity, brightness, gloss and printability to paper products.

     Products for the paper market include Miragloss (registered trademark) pigments for coating applications requiring superior gloss and brightness; Luminex (registered trademark) pigments, a high brightness material for high-quality paper coating: Ansilex (registered trademark) pigments that provide the desired opacity, brightness, gloss and printability in paper products; Nuclay (registered trademark) specialized coating pigment for lightweight publication papers; Exsilon (registered trademark) structured pigments that improve the printability of lightweight coated paper and carbonless forms; and Spectrafil (registered trademark) pigments for newsprint and groundwood specialty markets.

     The products of the Paper Pigments and Additives segment compete with those of other kaolin manufacturers, as well as those of producers of precipitated calcium carbonate and ground calcium carbonate, on the basis of cost and value performance. No single competitor is dominant in the markets in which the Company competes.

     Paper Pigments and Additives' manufacturing operations are carried out in one state in the United States. Subsidiary sales and manufacturing facilities are located in Finland and Japan. An equity investment is located in the Ukraine. Products are sold through the Company's sales organization or those of its equity investment, supplemented by independent distributors and representatives.

     The principal raw materials used by the Paper Pigments and Additives segment include kaolin, which is mined from owned or leased property by the Company, and a variety of other minerals and chemicals which are readily available.

     As of January 1, 1999 the Paper Pigments and Additives segment had approximately 1,050 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

SPECIALTY PIGMENTS AND ADDITIVES

     The Specialty Pigments and Additives segment provides functional additives to customers in a broad array of markets including coatings, plastics, cosmetics and construction. In addition, the segment provides iridescent films used in a variety of creative, decorative and packaging applications. The segment's products create value for customers by improving the look, performance and cost of their products. The Company applies its technical competencies in mineral beneficiation, material science, surface chemistry and optical physics to kaolin, attapulgite, mica and other naturally-occurring materials to produce performance additives, specialty pigments and effect pigments as well as specialty films.

     Minerals-based performance additives are used principally as extender pigments for a variety of purposes in the manufacture of plastic, rubber, ink, ceramic, adhesive products and paint. Principal products include Satintone

(registered trademark) products, ASP (registered trademark) pigments and Translink (registered trademark) surface modified reinforcements. The segment produces a variety of organic and inorganic color and pearlescent and natural pearl special-effect pigments for a wide range of applications. Additionally, the segment also produces gellants and sorbents with an assortment of uses, as well as Metamax (registered trademark) for the concrete industry.

     The products of the Specialty Pigments and Additives segment compete with those of other minerals and effect pigment manufacturers on the basis of cost and value performance. No single competitor is dominant in the markets in which the Company competes.

     Specialty Pigments and Additives' manufacturing operations are carried out in nine states in the United States and in South Korea. Subsidiary sales and distribution centers are located in France, Hong Kong, Japan, Mexico, The Netherlands and Turkey. Products are sold through the Company's sales organization supplemented by independent distributors and representatives.

     The principal raw materials used by the Specialty Pigments and Additives segment include attapulgite and mica, which are mined from mineral reserves owned or leased by the Company, and a variety of other minerals and chemicals which are readily available.

     As of January 1, 1999 the Specialty Pigments and Additives segment had approximately 1,325 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

INDUSTRIAL COMMODITIES MANAGEMENT

     The Industrial Commodities Management segment purchases and sells precious metals, base metals and related products. It does so under a variety of pricing and delivery arrangements structured to meet the logistical, financial and price risk management requirements of the Company, its customers and suppliers. Additionally, it offers related services for precious-metals refining and produces salts and solutions.

     The Industrial Commodities Management segment is responsible for procuring precious and base metals to meet the requirements of the Company's operations and its customers. Supplies of newly mined platinum group metals are obtained primarily from South Africa and the Russian Federation and to a lesser extent from the United States and Canada, the only four regions that are known significant sources. Most of these platinum group metals are obtained pursuant to a number of contractual arrangements with different durations and terms. Gold and silver are purchased from various sources. In addition, in the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms.

     The Industrial Commodities Management segment also engages in precious and base metal dealing with industrial consumers, dealers, central banks, miners and refiners. It also participates in refining of precious metals and the production of salts and solutions. For more information regarding precious-metals operations, see Note 7, "Metal Positions and Obligations", on pages 43-44 and
Note 8, "Financial Instruments", on pages 44-45 of this Form 10-K. Offices are located in the United States, Italy, Japan, Peru, the Russian Federation, Switzerland and the United Kingdom.

     As of January 1, 1999 the Industrial Commodities Management segment had approximately 125 employees worldwide.

MAJOR CUSTOMERS

     For the years ended December 31, 1998 and 1997, Ford Motor Company, a customer of the Environmental Technologies and Industrial Commodities Management segments, accounted for 18% and 12%, respectively, of the Company's net sales. For the year ended December 31, 1996, Engelhard-CLAL, a related party and a customer of the Environmental Technologies and Industrial Commodities Management segments, accounted for 16% of the Company's net sales. Sales to these customers include both fabricated products and precious metals and were therefore significantly influenced by fluctuations in precious-metal prices, as was the quantity and type of metal purchased. In such cases, market price fluctuations, quantities and types purchased can result in material variations in sales reported, but do not usually have a direct or significant effect on earnings.

RESEARCH AND PATENTS

     The Company currently employs approximately 475 scientists, technicians and auxiliary personnel engaged in research and development in the field of chemistry and metallurgy. These activities are conducted in the United States and abroad. Research and development expense was $69.8 million in 1998, $61.4 million in 1997 and $56.5 million in 1996.

     Research facilities include fully staffed instrument analysis laboratories, which the Company maintains in order to achieve the high level of precision necessary for its various business groups and to assist customers in understanding how Engelhard's products and services add value to their businesses.

     The Company owns or is licensed under numerous patents secured over a period of years. It is the policy of the Company to normally apply for patents whenever it develops new products or processes considered to be commercially viable and, in appropriate circumstances, to seek licenses when such products or processes are developed by others. While the Company deems its various patents and licenses to be important to certain aspects of its operations, it does not consider any significant portion or its business as a whole to be materially dependent on patent protection.

ENVIRONMENTAL MATTERS

     With the oversight of environmental agencies, the Company is currently preparing, has under review, or is implementing, environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites, including Plainville, MA, Salt Lake City, UT and Attapulgus, GA. The Company is continuing to investigate contamination at Plainville under a 1993 agreement with the United States Environmental Protection Agency (EPA) and is awaiting approval of a decommissioning plan by the State of Massachusetts under authority delegated by the Nuclear Regulatory Commission. Investigation of the environmental status at Salt Lake City continues under a 1993 agreement with the Utah Solid and Hazardous Waste Control Board. An approved reclamation program at the Attapulgus site, under a 1994 consent order with the Georgia Department of Natural Resources, Environmental Protection Division, is complete pending final Department approval.

     In addition, seven sites have been identified at which the Company believes liability as a potentially responsible party (PRP) is probable under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund imposes strict, joint and several liability under certain circumstances. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de minimis contributor of hazardous substances at a number of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances or natural resource damages, the Company has settled a number of other cleanup proceedings. The Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

     The liabilities for environmental cleanup related costs recorded in the consolidated balance sheets at December 31, 1998 and 1997 were $39.5 million and $43.6 million, respectively, including $1.2 million and $3.8 million, respectively, for Superfund sites. These amounts represent those costs which the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents approximately 55% of what it believes are the reasonably possible environmental cleanup related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

     During the past three-year period, cash payments for environmental cleanup related matters were $4.1 million, $6.0 million and $7.0 million for 1998, 1997 and 1996, respectively. The amounts accrued in connection with environmental cleanup related matters were not significant over this time period.

     For the past three-year period, environmental related capital projects have averaged less than 10 percent of the Company's total capital expenditure programs, and the expense of environmental compliance (e.g. environmental testing, permits, consultants and in-house staff) was not material.

     There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup related matters are projected to be $8.0 million for 1999, all of which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, management believes that environmental cleanup related reserves at December 31, 1998 are reasonable and adequate and that environmental matters are not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on operating results or cash flows.

Item 2.    Properties
------     ----------

     The Company leases a building on approximately seven acres of land with a combined area of approximately 271,000 square feet in Iselin, NJ. This building serves as the principal executive and administrative offices of the Company and its operating segments. The Company owns approximately 15 acres of land and three buildings with a combined area of approximately 150,000 square feet in Iselin, NJ. These buildings serve as the major research and development facilities for the Company's operations. The Company also owns research facilities in Gordon, GA; Union, NJ; Buchanan and Ossining, NY; Beachwood, OH; Hannover, Germany; and DeMeern, The Netherlands.

     The Environmental Technologies segment owns and operates plants located in Huntsville,AL; Santa Barbara, CA; East Windsor, CT; Daytona, Deerfield Beach, and Miami, FL; Wilmington, MA; Hiram, OH; North Kingston and Warwick, RI; Duncan, SC; Nienburg, Germany; Madras, India; Port Elizabeth, South Africa; and Coleford, United Kingdom.

     The Process Technologies segment owns and operates plants located in Attapulgus and Savannah, GA; Jackson, MS; Elyria, OH; Erie, PA; Seneca, SC; Pasadena, TX; Salt Lake City, UT; Nienburg, Germany; Rome, Italy; and DeMeern, The Netherlands. In addition, the segment owns mines in Mississippi and leases a mine in Arizona.

     The Paper Pigments and Additives segment owns and operates five kaolin mines and five milling facilities in Middle Georgia which serve an 85 mile network of pipelines to three processing plants. It also owns land containing kaolin, and leases on a long-term basis kaolin mineral rights to additional acreage. In addition, the Company owns sales and manufacturing facilities in Helsinki, Kotka and Rauma, Finland and Tokyo, Japan. Management believes that the Company's crude kaolin will be sufficient to meet its needs for the foreseeable future.

     The Specialty Pigments and Additives segment owns and operates attapulgite processing plants in Quincy, FL near the area containing its attapulgite reserves, plus a mica mine and processing facilities in Hartwell, GA. Management believes that the Company's attapulgite and mica reserves will be sufficient to meet its needs for the foreseeable future. The segment also owns and operates color, pearlescent pigment and film manufacturing facilities in Sylmar, CA; Louisville, KY; Eastport, ME; Roselle Park, NJ; Peekskill, NY; Elyria, OH; Charleston, SC; and Inchon, South Korea.

     The Industrial Commodities Management segment's operations are conducted at leased facilities in Iselin and Carteret, NJ; Lincoln Park, Michigan; Tokyo, Japan; Moscow, Russia; Zug, Switzerland; and London, United Kingdom. In addition, the segment's operations are conducted at owned facilities in Beachwood, OH; Anaheim, CA; Seneca, SC; Rome, Italy and Lima, Peru.

     Management believes that the Company's processing and refining facilities, plants and mills are suitable and have sufficient capacity to meet its normal operating requirements for the foreseeable future.

Item 3.    Legal Proceedings
------     -----------------

     Various lawsuits, claims and proceedings are pending against the Company. The most significant of these are described below.

     The Company and certain of its present and former officers have agreed to a Stipulation of Settlement ("Stipulation") of a class action filed in November 1995 which alleged misstatements and omissions in connection with press releases issued in 1995 concerning the Company's PremAir(registered trademark) catalyst systems. In the settlement, which was approved by the Court on December 8, 1998, in exchange for the dismissal of the complaint against all defendants, the Company will pay no more than $7.2 million of a maximum settlement amount of $21.5 million. The balance of the settlement amount will be paid by insurance carried by the Company for such purposes. Because the final settlement amount will depend on the number of eligible shares of the Company's common stock for which claims are submitted, the amounts to be paid by the Company and the insurer could be less (but in no event more) than the above-stated amounts. This matter, if resolved in accordance with the Stipulation, will not have a material adverse effect on the operating results of the Company.

     The Company is one of a number of defendants in numerous proceedings which allege that the plaintiffs contracted cancer and/or suffered other injuries from exposure to talc, asbestos or other "toxic" substances purportedly supplied by the Company and other defendants. The Company is also subject to a number of environmental contingencies and is a defendant in a number of lawsuits covering a wide range of other matters. In some of these matters, the remedies sought or damages claimed are substantial. During 1998, 1997 and 1996, the Company provided $2.4 million, $2.8 million and $4.3 million, respectively, for existing legal proceedings. While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on the operating results or cash flows.

     In July 1996, the Securities and Exchange Commission ("SEC") issued a formal order of investigation concerning the sales of Engelhard stock by certain of the Company's officers and directors during 1995. Subpoenas for documents and witness testimony were issued by the SEC. In response, the Company provided documents to the SEC and witnesses were examined by the SEC staff during 1996.

     In 1998, management learned that Engelhard and several other companies operating in Japan had been victims of a fraudulent scheme involving base-metal inventory held in third-party warehouses in Japan. The inventory loss was approximately $40 million in 1997 and $20 million in 1998. The Company is vigorously pursuing various recovery actions. These actions include negotiations with the various third parties involved and in several instances the commencement of litigation. During 1998, Engelhard recorded a receivable from the insurance carriers and third parties involved for approximately $20 million. This amount represents management's and counsel's best estimate of the minimum probable recovery from the various insurance policies and other parties involved in the fraudulent scheme.

     In February 1999, the Peruvian taxing authority made public an investigation of the country's gold industry stemming from suspected evasion of value-added tax payments. Engelhard Peru, S.A., a purchaser and exporter of gold, has paid the tax to its vendors for each purchase and then claimed a refund from the Peruvian taxing authority after export. Engelhard typically would post a one-month letter of credit to obtain a prompt refund. Engelhard's refund claims for November and December of 1998 and January of 1999 were approximately $10 million per month. Engelhard has received the refunds for November and December, but, at the request of the government, the letters of credit, in the amount of $20 million, have been extended until July 1999 while the industry investigation is conducted. The refund for January 1999 is going through the claim procedure and remains unpaid. Management believes, based upon consultation with counsel, that all appropriate tax payments have been made and that the Company is entitled to all refunds claimed. However, if the resolution of this matter differs from management's belief, the maximum financial exposure is approximately $30 million. Meanwhile, the Company has suspended any operations that could further increase the value-added tax exposure pending completion of the industry investigation.

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

          Not applicable.

                                     PART II
                                     -------

           Market for Registrant's Common Equity
Item 5.    and Related Stockholder Matters
------     -------------------------------------

     As of March 2, 1999, there were 6,819 holders of record of the Company's common stock, which is traded on the New York Stock Exchange (ticker symbol "EC"), as well as on the London and Swiss stock exchanges.

     The range of market prices and cash dividends paid for each quarterly period were as follows:
                                         NYSE                      Cash
                                     market price             dividends paid
                                   High         Low             per share
                                 ---------   ---------        --------------
1998
First quarter                    $20         $16 1/2              $0.10
Second quarter                    22 13/16    18 13/16             0.10
Third quarter                     21 1/2      17 5/16              0.10
Fourth quarter                    21 11/16    15 3/4               0.10

1997
First quarter                    $23 3/4     $18 3/4              $0.09
Second quarter                    22 1/4      18 5/8               0.09
Third quarter                     22 15/16    19 9/16              0.10
Fourth quarter                    21 5/8      17 1/16              0.10

Item 6.    Selected Financial Data
------     -----------------------

                             Selected Financial Data
                    ($ in millions, except per share amounts)

OPERATING RESULTS                             1998          1997         1996          1995          1994
-----------------                             ----          ----         ----          ----          ----
OPERATING RESULTS
Net sales                                  $4,174.6      $3,630.7      $3,184.4      $2,840.1     $2,385.8
Net earnings(1)                               187.1          47.8         150.4         137.5        118.0
Basic earnings per share(2)                    1.30          0.33          1.05          0.96         0.82
Diluted earnings per share(2)                  1.29          0.33          1.03          0.94         0.82
Total assets                               $2,866.3      $2,586.3      $2,490.5      $1,943.3     $1,777.8
Long-term debt                                497.4         373.6         375.1         211.5        111.8
Shareholders' equity                          901.6         785.3         833.2         737.7        614.7
Cash dividends paid per share(2)               0.40          0.38          0.36          0.35         0.30
Return on average shareholders' equity        22.2%          5.9%         19.2%         20.3%        20.6%

Unless otherwise indicated, all per-share amounts are presented as basic earnings per share, as calculated under SFAS No. 128, "Earnings Per Share".

(1)  Results in 1998 include an after-tax gain of $4.9 million ($0.03 per share) on the sale of inventory accounted for under the LIFO method.  Results in 1997 include special and other charges of $117.7 million ($0.82 per share) for a variety of events (including restructuring actions and a loss from the base-metal fraud in Japan).  In addition, 1997 results include an after-tax gain of $2.0 million
     ($0.01 per share) on the sale of inventory accounted for under the LIFO method.  Results in 1996 include an after-tax gain of $3.3 million ($0.02 per share) on the sale of inventory accounted for under the LIFO method.  Results in 1994 include a special credit of $5.0 million ($0.03 per share)
     representing the reversal of excess restructuring reserves and a net charge of $5.3 million ($0.04 per share) for a change in the Company's estimate of compensation expense relating to stock awards.

 (2) Reflects the three-for-two stock split as of June 30, 1995.


           Management's Discussion and Analysis
Item 7.    of Financial Condition and Results of Operations
------     ------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, all per-share amounts are presented as basic earnings per share, as calculated under SFAS No. 128,"Earnings per Share."

Results of Operations

Net earnings in 1997 include special and other charges of $117.7 million ($0.82 per share) for a variety of events, including restructuring actions and a loss from the base-metal fraud in Japan (see "Japan Fraud Update" on page 29 for detail).

The information in the discussion of each segment's results is derived directly from that segment's internal financial reporting system used for Management purposes. Items allocated to the segment's results include various corporate overhead charges such as expenses for information technology, research and development, and site management. Unallocated items include interest expense, royalty income, sale of inventory accounted for under the LIFO method, special and other charges and other miscellaneous Corporate items (see Note 15, "Business Segment and Geographic Area Data" of the Notes to Consolidated Financial Statements on pages 56-60 of this Form 10-K for further detail on the Company's segment reporting).

ENVIRONMENTAL TECHNOLOGIES
The Environmental Technologies segment develops and markets sophisticated emission-control technologies and systems that enable customers to cost effectively meet stringent environmental regulations.

1998 Performance
Sales increased 9% to $558.5 million and operating earnings increased 22% to $83.5 million.

Discussion
Sales and operating earnings from auto-emission catalysts increased as a result of continuing demand for more sophisticated technologies needed to meet stricter environmental regulations. Both Europe and North America improved on volume gains. New and added business growth from European automakers supported volume increases. In North America, shipments increased to General Motors for their full-size pickup trucks. Supply chain initiatives at all manufacturing facilities contributed to improved earnings performance.

Sales and operating earnings from diesel-emission systems declined. Sales from the urban bus retrofit business softened, while heavy-duty diesel engine manufacturers employed a new design that does not require a catalyst. Surface Technology also declined, as the business was being repositioned for future growth.

Results from the stationary source, emission control business improved on lower sales, reflecting the elimination of losses from the portion of the business related to capital equipment. That portion was sold to Durr Environmental in February 1998. No longer a provider of capital equipment, Engelhard continues to market catalysts and related technology for control of pollution from stationary sources.

Outlook
Demand for auto-emission catalysts and other environmental technologies is expected to increase, driven by tightening air-emission standards worldwide. In 1998, for example, the California Air Resources Board (CARB) - a leader for the world's clean-air initiatives - enacted more stringent regulations for passenger cars, light trucks, minivans and sport utility vehicles for the 2004 model year. Compliance with stricter standards will likely require more sophisticated catalyst systems, which plays to Engelhard's technology strength. Additionally, the EPA has accelerated the effective date for stricter diesel truck regulations to 2002 from 2004, driving development of new catalyst systems for diesel engine manufacturers. Beginning in 1999, new sales of Engelhard's diesel retrofit system are expected for several major urban bus programs.

Manufacturing capacity is being bolstered in emerging markets where the phase-out of leaded fuels is driving catalyst demand. Engelhard Environmental Systems Ltd., a joint venture of Engelhard and UCAL Fuel Systems Ltd., opened India's first auto-emission catalyst plant in June 1998. Engelhard also broke ground for an auto-catalyst plant in Brazil, which will supply a major automaker's South American operations beginning in mid-1999.

Some automakers continue to emphasize the environmental benefits of their vehicles. For example, Volvo announced that it will include Engelhard's proprietary PremAir (registered trademark) catalyst system on the Volvo S80 luxury sedan, beginning in late 1999. When applied to an automobile's radiator, PremAir converts ground-level ozone into oxygen.

ENVIRONMENTAL TECHNOLOGIES -- PRIOR YEAR COMPARISONS

1997 compared with 1996
Sales increased 10% to $512.4 million and operating earnings increased 27% to $68.3 million.

Automotive catalyst sales and operating earnings grew, driven by continuing demand for more sophisticated technologies needed to meet stricter environmental regulations. New business from several European automakers spurred volume growth. In addition, revenues and operating earnings from heavy-duty power systems rose on increased sales of thermal coatings for aircraft and power-generating turbine engines. Sales of Engelhard's CMX catalytic mufflers to the urban transit retrofit market also increased.

1996 compared with 1995
Sales increased 31% to $465.7 million and operating earnings increased 63% to $53.9 million.

Sales and operating earnings gains were achieved for most product lines. Sales and operating earnings from emission and performance systems were up significantly, driven by sales of diesel catalysts to truck-engine makers and catalytic converters for diesel buses.

PROCESS TECHNOLOGIES
The Process Technologies segment enables customers to improve the productivity, efficiency, environmental compliance and safety of their processes through advanced chemical and polymerization catalysts, sorbents and separation products and related manufacturing expertise. In addition, the segment's advanced cracking and hydroprocessing technologies enable petroleum refiners to more efficiently produce gasoline, transportation fuels and heating oils.

1998 Performance
Sales increased 19% to $533.3 million and operating earnings increased 41% to $78.5 million.

Discussion
Significant increases in sales and operating earnings for the Chemical Catalysts business were driven by the May 1998 acquisition of the catalyst businesses of Mallinckrodt Inc. The acquisition was accretive to operating earnings and provided positive cash flow from operating activities in 1998. The acquisition broadened and strengthened this business' existing product offering and gave it a position in the high-growth polymerization catalyst market segment. As a result of the acquisition, this business is now a major producer of custom and licensed catalysts for the manufacture of polypropylene, one of the fastest growing segments of the polyolefin market. This portion of the business had enough new commitments to justify significant expansions shortly following the acquisition.

For the Petroleum Catalysts business, operating earnings were up sharply on slightly higher sales, reflecting a lower overall cost structure. The lower cost structure resulted from the mid-1998 shutdown of a manufacturing facility in The Netherlands, significant manufacturing efficiencies and reduced administrative expenses. Global customer needs for fluid catalytic cracking (FCC) catalysts are now being met from the Company's expanded North American facilities.

Sales of FCC catalysts were higher, reflecting slight volume gains worldwide, favorable product mix and a price increase implemented in the third quarter of 1998. The business raised FCC prices by 2%, Engelhard's second price increase in two years, following a number of years of price declines. The improved FCC results offset lower sales and operating earnings from hydroprocessing and moving-bed catalysts.

Excluding the results of the acquisition, operating earnings for the segment would have increased 12%, in spite of overall comparative weakness in the chemical industry reducing demand for petrochemical catalysts and the timing associated with large, periodic orders.

Outlook
Earnings growth opportunities for chemical catalysts are expected to be driven by: (1) a favorable comparison from the full-year inclusion of results of the acquired Mallinckrodt businesses; and (2) anticipated strong demand for polypropylene catalysts. New capacity is expected to be on stream for the Company by mid-year and, based on continuing indications of growing demand, additional capacity is being planned for the second half of the year. Overall weakness in the chemical industry is expected to continue to negatively affect demand for petrochemical catalysts. As a result, the business intends to focus on aggressively controlling operating costs.

As for the Petroleum Catalysts business, lower spreads between light and heavy crude oils flattened demand for FCC catalysts in recent years. Refining lighter crudes requires less catalyst as well as less sophisticated catalyst technology. As a result, competing technologies have become less differentiated. Demand for FCC catalysts is expected to be relatively flat for several years. To generate value, this business expects to aggressively manage costs, maintain positive price momentum, capitalize on opportunities inherent in process technology proprietary to Engelhard and pursue select growth opportunities worldwide.

While FCC catalysts are expected to continue to be the main driver of this business, the business also is focusing on growing market share in hydroprocessing technologies for petroleum refining and adsorbents (molecules that selectively attract other materials) and desiccants (drying agents) for industrial processes, automotive parts and industrial gases.

PROCESS TECHNOLOGIES -- PRIOR YEAR COMPARISONS

1997 compared with 1996
Sales increased 3% to $447.5 million and operating earnings decreased 5% to $55.6 million.

Operating earnings were down for the Petroleum Catalysts business, reflecting continuing losses from European operations. Sales of FCC catalysts were up despite maintenance down time at U.S. refineries early in the year. The sales increase was driven by favorable volume gains outside Europe and a 2% price increase implemented in August. However, a decline in sales of hydroprocessing and moving-bed catalysts offset the improved sales of FCC catalysts. Sales gains were achieved in Asia, particularly for FCC catalysts, although the stronger dollar impacted pricing to Asian customers.

For the Chemical Catalysts business, new alliances and the continuing trend toward decaptivation - producing catalysts for customers that formerly made their own - drove increased sales. In addition, strong sales continued for a unique Engelhard catalyst used in M.W. Kellogg's advanced process for ammonia production. A new alliance with Mobil expanded the sale of specialty zeolites to the petrochemical industry. However, 1997 catalyst sales for the production of styrene and polyvinyl chloride ("PVC") plastics were affected by customers slowing down replacements of these catalysts.

1996 compared with 1995
Sales increased 7% to $433.3 million and operating earnings increased 14% to $58.6 million.

For the Chemical Catalysts business, strong economic conditions in the chemical industry and success in new business programs led to growth in sales and operating earnings. Volumes were up for all product lines, most notably for catalysts used to make PTA (the main component for polyester), catalysts used to make PVC intermediates, and products to remove lead from drinking water.

Sales and operating earnings for the Petroleum Catalysts business were up despite difficult market conditions in the refining industry. In addition, Petroleum catalyst pricing was under pressure due to excess capacity in the FCC catalysts industry.

PAPER PIGMENTS AND ADDITIVES
The Paper Pigments and Additives segment provides kaolin-based performance products used as coating and extender pigments by paper makers to improve the opacity, brightness, gloss and printability of their products.

1998 Performance
Sales decreased 1% to $239.4 million while operating earnings increased 6% to $35.8 million.

Discussion
Sales were flat, reflecting an overall slowdown in the paper industry, particularly in Asia, Europe and the U.S. Pricing continued to be weak. Operating earnings grew, however, as a result of improved product mix and significant reductions in manufacturing and distribution costs. The segment entered a new market with the launch of Digitex (registered trademark) paper pigment, which enables large-scale commercial ink jet printers to economically produce large, colorful graphics like those on billboards and bus advertisements. Initial market reception was very positive.

Outlook
Paper industry conditions are expected to remain depressed. Recovery, if it occurs, is expected to be gradual. Unused industry capacity could again impact pricing. In the face of these market conditions, the segment intends to focus on aggressive cost reductions, improvements to product mix and continued introduction of new products. The segment is targeting increased sales for newly introduced Digitex pigments as well as Miragloss (registered trademark) engineered pigments.

PAPER PIGMENTS AND ADDITIVES -- PRIOR YEAR COMPARISONS

1997 compared with 1996
Sales increased 2% to $242.0 million while operating earnings decreased 19% to $33.9 million.

While Engelhard's strong market position in paper pigments led to a slight sales increase, operating earnings were down due to depressed economic conditions in the global paper industry that drove price weakness and an unfavorable product mix.

1996 compared with 1995
Sales decreased 1% to $237.6 million and operating earnings decreased 13% to $41.9 million.

Lower operating earnings from paper pigments resulted from depressed economic conditions in the paper industry. However, new performance products developed and marketed during 1996 improved Engelhard's performance versus much of the industry. Among these new performance products are Luminex, a kaolin-based paper pigment bright enough to compete with more costly products, and several other pigments that work better on high-speed papermaking machines. These new pigments are based on a new, patented manufacturing process.

SPECIALTY PIGMENTS AND ADDITIVES
The Specialty Pigments and Additives segment provides functional additives to customers in a broad array of markets including coatings, plastics, cosmetics and construction. The segment also provides iridescent films used in a variety of creative, decorative and packaging applications. The segment's products help customers improve the look, performance and overall cost of their products.

1998 Performance
Sales of $349.0 million were flat while operating earnings decreased 35% to $42.0 million.

Discussion
Lower operating earnings resulted from the economic downturn in Asia, lower prices driven by market conditions, unfavorable product mix and several non-recurring expense items partly related to productivity improvements and inventory reductions. Strong sales of effect-enhancing pigments to the cosmetics and personal care industries were mostly offset by lower volumes to industrial and automotive markets, partially the result of economic conditions in Asia. Operating earnings from the attapulgite business were up significantly. This increase was driven by inclusion of the full-year impact of certain assets of the Floridin Company acquired in 1997, cost synergies resulting from that acquisition, and other cost reductions. The segment strengthened its Asian presence with the purchase of Semo Chemical's South-Korea-based pearlescent pigments business.

New product introductions in 1998 included: Firemist (registered trademark) special effect pigments for coatings and plastics; Mattex (registered trademark) structured pigments, which impart critical performance characteristics to wall coatings, including enhanced touch up, whiteness and opacity; and new specialty iridescent films for packaging, fashion and security applications. These new products are expected to contribute to future growth.

Outlook
The segment intends to focus on aggressive cost management and implementation of productivity improvements. Any improvement in economic conditions in Asia is expected to be slow. New product introductions are planned to the cosmetics and personal care markets as well as for specialty mineral products and optical-effect films. This segment is targeting increased sales for glass-flake effect pigments across multiple market segments including: custom car finishes, motorcycles, gel coats for automobiles, boats and personal watercraft; and plastic items such as toys and skis.

SPECIALTY PIGMENTS AND ADDITIVES - PRIOR YEAR COMPARISONS

1997 compared with 1996
Sales increased 34% to $349.0 million and operating earnings increased 64% to $64.3 million.

Strong sales and earnings were driven by the successful integration of Mearl, acquired in May 1996. Capitalizing on cost, technology and market - channel synergies, Engelhard continued to build its leadership in pearlescent and color pigments, particularly in the automotive and cosmetics industries. In 1997, Engelhard introduced a unique product line called Cellini, which combines pearlescent and organic pigments. These unique products better position Engelhard to capitalize on the growing, high-fashion trend toward bright, vibrant color.

1996 compared with 1995
Sales increased 59% to $260.5 million and operating earnings increased 64% to $39.1 million.

Sales growth was driven by performance additives and color pigments, as well as the addition of pearlescent pigment sales resulting from the acquisition of Mearl in May 1996. Operating earnings benefited from reduced manufacturing costs, the success of new performance additives and the Mearl acquisition.

INDUSTRIAL COMMODITIES MANAGEMENT

The Industrial Commodities Management segment purchases and sells precious metals, base metals and related products. It does so under a variety of pricing and delivery arrangements structured to meet the logistical, financial and price risk management requirements of the Company, its customers and suppliers. Additionally, it offers related services for precious-metals refining and produces salts and solutions.

1998 Performance
Sales increased 20% to $2,346.8 million and operating earnings increased 8% to $48.4 million.

Discussion
Sales for this segment include all sales of metals to industrial customers plus purchases for refining, which are resold to the market at the conclusion of the refining process. The significant increase resulted primarily from higher palladium and rhodium volumes and prices. Changes in metal sales amounts are not necessarily indicative of changes in earnings because of the mix of potential arrangements with customers and other factors that may affect dealing and refining revenues.

Both 1998 and 1997 operating earnings benefited greatly from volatility in platinum group metals. This volatility resulted primarily from the variability of shipments from Russia, which impacted both spot prices and the relationship of the spot price to forward prices. The situation was exacerbated by the continually increasing demand for platinum, palladium and rhodium in the manufacture of various products, including jewelry and automotive catalysts. Volatility not only increases the spreads on dealing transactions, but also provides opportunities to benefit from strong and prudent physical positions. The increase in 1998 was partially offset by a decrease in pretax earnings from Japanese base-metal dealing.

It should be noted that customers often supply the precious metals for manufactured products. In those cases, precious-metal values are not included as sales. The mix of such arrangements and the extent of market-price fluctuation can significantly affect the level of reported sales, but do not usually have a material effect on earnings. Precious metals are considered as sales if the metal was supplied by Engelhard. Purchase of metal generally is hedged (see Note 1, "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements on pages 36-39 of this Form 10-K).

Outlook
While a sustainable level of base business is anticipated, market volatility, such as described above, cannot be assured. The benefits of such volatility represent an upside opportunity for this segment above its sustainable base business.

INDUSTRIAL COMMODITIES MANAGEMENT--PRIOR YEAR COMPARISONS

1997 compared with 1996
Sales increased 18% to $1,954.0 million and operating earnings increased 111% to $44.9 million.

Strong increases in both sales and operating earnings were driven by unusually high volatility in the platinum-group-metals markets. Refining operations, although down slightly, also benefited from increased activity generated by the market volatility.

1996 compared with 1995
Sales increased 39% to $1,659.1 million and operating earnings increased 8% to $21.3 million.

Improvement was driven by strong performance in the precious-metals refining and salts and solutions product lines.

SPECIAL AND OTHER CHARGES
In response to weak results of certain operations, and as a result of the base-metal fraud in Japan, the Company recorded, in the fourth quarter of 1997, Special and Other Charges of $149.6 million ($117.7 million after tax). The following table sets forth the impact of the Special and Other Charges in the 1997 Consolidated Statement of Earnings:

FINANCIAL IMPACT
(in millions, except per share amounts)               Special and
                                                     Other Charges
                                                     -------------
Cost of sales                                          $  (6.1)
Selling, administrative and other expenses               (12.7)
Special charge                                           (86.0)
                                                       ---------
    Operating loss                                      (104.8)
Equity in losses of affiliates                           (44.8)
                                                       ---------
    Loss before income taxes                            (149.6)
Income tax benefit                                        31.9
                                                       ---------
    Net loss                                           $(117.7)
                                                       =========
    Basic loss per share                               $  (0.82)
                                                       =========

Generally, these charges covered asset impairments and employee severance costs related to Engelhard-CLAL, a joint venture in precious-metal-fabricated products; the closure and sale of a petroleum catalysts facility in The Netherlands used for the manufacture of FCC catalysts (completed in 1998); the sale of the stationary-source, emission-control capital equipment business of the Environmental Technologies segment (completed in 1998); the restructuring of Engelhard/ICC, a joint venture in desiccant-based, climate-control systems (completed in 1998); a loss related to the base-metal fraud in Japan (see Note 18, "Litigation and Contingencies" of the Notes to Consolidated Financial Statements on pages 62 and 63 of this Form 10-K for further detail); and other asset impairments. See Note 3, "Special and Other Charges" of the Notes to Consolidated Financial Statements on pages 40 and 41 of this Form 10-K for further detail.

During 1998, the activities covered by these charges yielded pretax savings of approximately $20.0 million as a result of lower manufacturing costs and the elimination of operating losses, and yielded annual cash savings of approximately $10.0 million as a result of lower employee and plant operating costs.

The Engelhard-CLAL joint venture continued to face pressures of declining demand for French-manufactured jewelry and increased competition from other international fabricators of precious-metal products. In response to economic pressures and other market conditions, Engelhard and its partner, FIMALAC, in the fourth quarter of 1997, agreed to rationalize certain operations and determined that it was more likely than not that certain deferred tax assets would not be realized and reduced those assets to an estimate of realizable value. In addition, Engelhard recognized an impairment of its goodwill associated with this joint venture.

In the fourth quarter of 1997, management approved a plan to improve the profitability of the Petroleum Catalysts business, primarily by lowering its cost structure and optimizing its manufacturing resources. The most significant action resulted in the 1998 sale of the FCC catalysts facility in The Netherlands. This decision was driven by industry overcapacity and the determination that the Company's European customers could be served more efficiently by North American FCC catalysts operations. As a result, the Company provided for employee severance obligations and site closure costs and reduced the carrying value of the related assets to an estimate of fair value.

Also in the fourth quarter of 1997, management approved a plan to sell the stationary-source, emission-control capital equipment business. This sale was completed in 1998. This decision was based on market growth projections combined with low technological barriers to enter this market. Management believes that this strategy will allow the Company to concentrate on its core competency - catalyst technology. The Company continues to sell catalysts for stationary-source pollution abatement. Engelhard provided for business exit costs and reduced the carrying value of the related assets to an estimate of fair value.

In 1997, the Company reached an agreement with its partner ICC Technologies, Inc. to restructure Engelhard/ICC. In 1998, as a result of the restructuring, Engelhard acquired 100% of Engelhard Hexcore L.P., the portion of the former joint venture that focuses on manufacturing and marketing desiccant-coated rotors and related products. Management believes that this reorganization will allow greater concentration on core competencies.

Substantially all actions covered by the 1997 Special and Other Charges, with the exception of the satisfaction of warranty obligations, have been completed in 1998, and the savings estimated to be generated by these actions are generally being realized.

ACQUISITIONS AND PARTNERSHIPS

Other Party             Business Arrangement          Transaction Date      Business Opportunity
-----------             --------------------          ----------------      --------------------
Mallinckrodt Inc.       Acquired the chemical          May 1998             Strategic expansion of chemical
                        catalysts businesses                                catalysts business
                        of Mallinckrodt Inc.
                        ("Mallinckrodt businesses")

Semo Chemical           Acquired the pearlescent       January 1998         Asian expansion in automotive
Company                 pigments business                                   and cosmetics pigment markets

Mearl Corporation       Acquired business              May 1996             Rationalization of costs and
                                                                            expansion of pigments markets

SELLING ADMINISTRATIVE AND OTHER EXPENSE
Selling, administrative and other expenses of $337.6 million in 1998 were up from $327.8 million in 1997 and $255.5 million in 1996. The 1998 amount reflects the acquisition of the Mallinckrodt businesses in May 1998. The 1997 amount reflects a full year of Mearl (acquired in May 1996), the impact of the special and other charges (see Note 3, "Special and Other Charges" to the Notes to Consolidated Financial Statements on pages 40 and 41 of this Form 10-K for detail), a 1996 insurance recovery ($5.7 million after tax or $0.04 per share) and general growth in our businesses due to new programs and strategic alliances.

EQUITY EARNINGS/LOSSES
Equity in earnings of affiliates was $10.1 million in 1998, compared with equity in losses of affiliates of $47.8 million in 1997 and $5.0 million in 1996. The 1997 loss reflects the 1997 special and other charges of $44.8 million related to Engelhard-CLAL and Engelhard/ICC (see Note 3, "Special and Other Charges" to the Notes to Consolidated Financial Statements on pages 40 and 41 of this Form 10-K for detail). The increase was also partially attributable to Engelhard-CLAL's improved operating results and the absence of losses from Engelhard/ICC.

GAIN ON SALE OF INVESTMENT
In 1996, the Company sold its share of Heraeus Engelhard Electrochemistry Corporation, a marketer of electrochemical products. The Company realized a gain of $2.4 million ($1.5 million after tax or $0.01 per share) on the sale.

INTEREST
Interest expense was $58.9 million in 1998, compared with $52.8 million in 1997 and $45.0 million in 1996. The 1998 increase primarily reflects the incremental financing costs associated with acquiring the Mallinckrodt businesses in May 1998. Excluding the impact of financing the acquisition of the Mallinckrodt businesses, interest expense would have decreased in the current year primarily due to lower interest rates and a decrease in average debt balances. Higher interest expense in 1997 and 1996 was primarily due to higher average debt balances as a result of acquisitions and investments.

The Company capitalized interest of $1.9 million in 1998, $0.7 million in 1997 and $0.9 million in 1996.

Interest income, included as a component of net sales, was $2.3 million in 1998, $1.1 million in 1997 and $1.8 million in 1996.

TAXES
Income tax expense was $73.5 million in 1998, $38.0 million in 1997 and $59.5 million in 1996. The effective income tax rate was 28.2% in 1998, 29.7% in 1997 (excluding the valuation allowance associated with the 1997 special and other charges) and 28.3% in 1996. The effective income tax rate was 44.3% in 1997 including the special and other charges.

The effective tax rate in 1998 includes a $7.1 million reduction of a valuation allowance created in 1997 for certain capital loss carryforwards. In 1998, capital gains were realized on the disposal of certain capital assets. The Company also anticipates additional capital gains in 1999 sufficient to fully utilize this benefit.

At year-end 1998, the net deferred tax asset was $106.0 million, primarily for accrued postretirement and postemployment benefit obligations, the 1997 special and other charges, the environmental clean-up reserve and other accruals. Management believes the Company will generate sufficient taxable income and employ tax planning strategies to ensure deferred tax benefits are realized.

FINANCIAL CONDITION AND LIQUIDITY
Working capital was $89.5 million at December 31, 1998, compared with $15.0 million last year. The increase was primarily due to an increase in accounts receivable combined with changes in metal related assets and liabilities. The current ratio was 1.1, compared with 1.0 in 1997. The year-end market value of the Company's precious-metal inventories exceeded carrying cost by $85.8 million, compared with $49.7 million last year. The increase in excess value reflects higher market values which more than offset the impact of slightly reduced levels of this inventory accounted for under the LIFO method. (See Note 4, "Inventories" of the Notes to Consolidated Financial Statements on pages 41 and 42 of this Form 10-K).

The Company's total debt increased to $752.4 million at December 31, 1998, compared with $622.9 million last year, primarily due to the acquisition of the Mallinckrodt businesses in May 1998. The ratio of total debt to total capital was 45% at December 31, 1998, compared with 44% last year.

The Company currently has one $600 million, five-year committed credit facility with a group of major U.S. and overseas banks. Additional unused, uncommitted lines of credit available exceeded $670 million at year-end 1998.

In July 1998, the Company filed a shelf registration for $300 million. The net proceeds from offerings under the shelf registration are expected to be used to retire short-term debt and for general corporate purposes. The Company anticipates issuing $100 million of bonds under the shelf registration by mid-1999.

Operating activities provided net cash of $176.7 million in 1998, compared with $196.5 million in 1997 and $24.8 million in 1996. The variance in cash flows from operating activities primarily occurred in the Industrial Commodities Management segment (ICM) and reflects changes in metal positions used to facilitate both supplier and customer requirements. ICM routinely enters into a variety of arrangements for the sourcing of industrial commodities. Generally, all such transactions are hedged on a daily basis (see Note 1, "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements on pages 36-39 of this Form 10-K). Hedging is accomplished primarily through forward, future and option contracts. Hedged metal obligations (metal sold not yet purchased but fully hedged) are considered financing activities and reflect the fair value of the derivative instruments. These transactions generally cover the sourcing requirements of ICM. ICM works to ensure that the Company and its customers have an uninterrupted source of industrial commodities utilizing supply contracts and commodities markets around the world.

The cash provided from operations other than the change in metal related assets and liabilities, exceeded $200 million in 1998 and 1997 and approximated $145 million in 1996.

The variance in cash flows from investing activities is primarily due to the acquisition of the Mallinckrodt businesses in May 1998, partially offset by proceeds received from the sale and leaseback of the Company's principal executive and administrative offices in December 1998.

The variance in cash flows from financing activities is primarily due to the issuance of $120 million of 30-year bonds in June 1998 related to the acquisition of the Mallinckrodt businesses.

Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements.

MARKET RISK SENSITIVE TRANSACTIONS
The Company is exposed to market risks arising from adverse changes in interest rates, foreign currency exchange rates, and commodity prices. In the normal course of business, the Company uses a variety of techniques and instruments, including derivatives, as part of its overall risk management strategy. Engelhard enters into derivative agreements with a diverse group of major financial and other institutions with individually determined credit limits to reduce the risk of nonperformance by counterparties.

INTEREST RATE RISK
Engelhard uses sensitivity analysis to assess the market risk of its debt-related financial instruments and derivatives. Market risk is defined here as the potential change in the fair value of debt resulting from an adverse movement in interest rates. The fair value of the Company's total debt was $750.0 million at December 31, 1998 and $633.5 million at December 31, 1997 based on average market quotations of price and yields provided by investment banks. A 100 basis point increase in interest rates could result in a reduction in the fair value of total debt of $23.0 million at December 31, 1998 compared with $13.9 million at December 31, 1997.

Also, the Company uses interest rate derivatives to help achieve its fixed and floating rate debt objectives. As of December 31, 1998, the Company had two forward treasury lock agreements with a total notional value of $100 million, both of which were settled in March 1999. As of December 31, 1997, the Company had forward starting swaps with a total notional value of $120 million, each with a start date of April 30, 1998 and termination date of April 30, 2008. These contracts hedged a debt issuance of $120 million in June 1998.

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

Engelhard uses sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined here as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. A 10% adverse movement in foreign currency rates could result in a net loss of $7.3 million in 1998 compared with $4.7 million in 1997 on the Company's foreign currency forward contracts; however, since the Company limits the use of foreign currency derivatives to the hedging of contractual foreign currency payables and receivables, this loss in fair value for those instruments would generally be offset by a gain in the value of the underlying payable or receivable.

A 10% adverse movement in foreign currency rates could result in an unrealized loss of $61.4 million in 1998 compared with $61.3 million in 1997 on its net investment in foreign subsidiaries and affiliates; however, since Engelhard views these investments as long term, the Company would not expect such a loss to be realized in the near term.

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

The Company has performed a "value-at-risk" analysis on all of its commodity assets and liabilities. The "value-at-risk" calculation is a statistical model that uses historical price and volatility data to predict market risk on a one-day interval with a 95% confidence level. While the "value-at-risk" models are relatively sophisticated, the quantitative information generated is limited by the historical information used in the calculation. For example, the volatility in the platinum and palladium markets in 1998 and 1997 was greater than historical norms. Therefore, the Company uses this model only as a supplement to other risk management tools and not as a substitute for the experience and judgment of senior management and dealers who have extensive knowledge of the markets and adjust positions and revise strategies as the markets change. Based on the "value-at-risk" analysis, the maximum potential one-day loss in fair value was approximately $2.7 million as of December 31, 1998 compared with $1.1 million as of December 31, 1997.

CAPITAL EXPENDITURES, COMMITMENTS AND CONTINGENCIES
Capital projects are designed to maintain capacity, expand operations, improve efficiency or protect the environment. Capital expenditures amounted to $116.5 million in 1998, $136.9 million in 1997 and $128.2 million in 1996. Capital expenditures in 1999 are expected to approximate 1998 spending. For information about commitments and contingencies, see Note 17, "Environmental Costs," and
Note 18, "Litigation and Contingencies," of the Notes to Consolidated Financial Statements on pages 61-63 of this Form 10-K.

DIVIDENDS AND CAPITAL STOCK
The annualized common stock dividend rate at the end of 1998 and 1997 was $0.40 per share. In the third quarter of 1997, the Board of Directors approved an 11.1% increase in the common stock dividend, raising the level to $0.10 per share effective September 30, 1997.

In the first quarter of 1996, the Board approved the purchase of five million shares of the Company's common stock. At December 31, 1998, 435,000 shares had been purchased under this plan.

YEAR 2000 UPDATE
The ability of computers, software or any equipment utilizing microprocessors to properly recognize and process data at the turn of the century is commonly referred to as a Year 2000 ("Y2K") compliance issue.

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

Internal IT systems - includes internal applications software such as finance, manufacturing (purchasing, product costing, production reporting, maintenance, and planning and scheduling) and logistics (distribution planning and customer order entry). All internal IT systems have been inventoried and assessed for Y2K compliance. The Company believes that its Corporate-wide systems for finance, logistics, and human resources are Year 2000 compliant. In addition, approximately 75% of manufacturing and other plant application systems are believed to be compliant, with the remainder expected to be compliant by mid-1999.

Internal Non-IT systems - includes embedded chip technology such as programmable logic controllers and related hardware/software; and personal computers and related software. The Company's programmable logic controllers and related hardware/software have been inventoried and assessed for Y2K compliance. The Company anticipates that all non-compliant equipment software will be replaced or upgraded by mid-1999. The Company believes that all of its "critical" personal computers and related software are Y2K compliant. All of the Company's other personal computers and related software are in the process of being remediated and tested. The Company believes that any non-compliant hardware/software will be replaced or upgraded by mid-1999.

External systems - includes systems of customers and suppliers. The Company is in the process of understanding the extent to which it is vulnerable to the Y2K issues of its customers and suppliers. The Company has identified and contacted third parties who would have a significant negative impact on operations if not Y2K compliant. The Company has assessed the status of these third parties and will develop requisite action plans with respect to these findings during the first quarter of 1999. There can be no assurance that the Y2K compliance issues of these customers and suppliers will not have a material adverse affect on operating results or cash flows of the Company.

The estimated total cost of implementing Y2K solutions is approximately $13.1 million. The total amount expended through December 31, 1997 was $0.8 million, with an additional $9.8 million expended in 1998. With regard to the $10.6 million expended to date, approximately $6.1 million has been expensed and $4.5 million capitalized in accordance with applicable accounting standards. The remaining Y2K expenditures are estimated to be incurred by the end of 1999, of which approximately $1.6 million will be expensed.

The dates on which the Company plans to complete any necessary Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

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

The Company currently does not have a contingency plan in place to deal with Y2K issues, but anticipates identifying all business operations that will require contingency actions by the end of the first quarter of 1999.

EURO
On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro is traded on currency exchanges and may be used in business transactions. The conversion to the euro will eliminate currency exchange rate risk between the member countries. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. Engelhard's operating subsidiaries affected by the euro conversion have established plans to address the issues raised by the currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment, to accommodate euro-denominated transactions and the impact of one common currency on pricing. Since financial systems and processes currently accommodate multiple currencies, the plans contemplate conversion by mid-2001 if not already addressed in conjunction with Y2K remediation. Engelhard does not expect the system and equipment conversion costs to be material. Due to numerous uncertainties, Engelhard cannot reasonably estimate the effects one common currency will have on pricing and the resulting impact, if any, on financial condition or results of operations.

JAPAN FRAUD UPDATE
In 1998, management learned that Engelhard and several other companies operating in Japan had been victims of a fraudulent scheme involving base-metal inventory held in third-party warehouses in Japan. The inventory loss was approximately $40 million in 1997 and $20 million in 1998. The Company is vigorously pursuing various recovery actions. These actions include negotiations with the various third parties involved and in several instances the commencement of litigation. During 1998, Engelhard recorded a receivable from the insurance carriers and third parties involved for approximately $20 million. This amount represents management's and counsel's best estimate of the minimum probable recovery from the various insurance policies and other parties involved in the fraudulent scheme.

STOCKHOLDER RIGHTS PLAN
On October 1, 1998, the Board of Directors of the Company adopted a Stockholder Rights Plan declaring a dividend distribution of one Right for each outstanding share of common stock, $1.00 par value, of the Company. The distribution is payable to stockholders of record on November 13, 1998. Each Right entitles the registered stockholders to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $100 per one one-thousandth of a share (subject to adjustment).

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

OTHER MATTERS
The Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") in the fourth quarter of 1998. This Statement establishes standards for the way in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about those operating segments in interim reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not have an effect on the financial position or results of operations of the Company.

The Company adopted Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132") in the fourth quarter of 1998. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The adoption of SFAS 132 did not have an effect on the financial position or results of operations of the Company.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for the Company on January 1, 2000. The Company will adopt SFAS 133 by the first quarter of 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings, comprehensive income or statement of financial position.

SUBSEQUENT EVENT
On March 2, 1999, Engelhard Corporation announced that it has reached an agreement to purchase approximately 18 million shares of Engelhard stock owned by Minorco, with the remainder of Minorco's 31.8% stake (approximately 28 million shares) to be sold through an underwritten public offering. Engelhard has filed a shelf registration on Form S-3 for those 28 million shares.

Minorco, a Luxembourg-based company, previously announced its intention to divest its 31.8% interest in Engelhard prior to the combination of its businesses with those of Anglo American Corporation of South Africa Limited, which is expected to occur by the end of May 1999.

Under terms of the agreement, Engelhard will purchase approximately 18 million shares at $18.90 per share or the price received by Minorco in the secondary offering less the underwriting spread, whichever is lower. Engelhard also has agreed to purchase up to an additional two million shares if available at the end of the offering. The 20 million shares represent 13.9% of Engelhard's total shares outstanding. In addition, Minorco will compensate Engelhard for the costs and expenses incurred in connection with the transaction.

Engelhard anticipates initially financing the purchase with short-term debt and intends to take steps to reduce its total debt going forward. It is reviewing its portfolio to identify non-core assets and businesses for potential sale and exploring ways to further reduce operating expenses. The buy-back is expected to be accretive to earnings per share.

Engelhard's purchase of shares and the secondary offering are expected to be completed during the second quarter of 1999.

In October 1998, Standard & Poor's and Moody's Investors Service each placed its ratings of Engelhard Corporation debt on credit watch. The rating action was prompted by Engelhard's announcement that it had hired financial advisors to help the Company explore its strategic alternatives after Minorco announced that it will be divesting its 31.8% interest in Engelhard Corporation. In March 1999, Moody's Investors Service confirmed the A3 ratings on Engelhard's senior unsecured debt and confirmed the Company's commercial paper rating at Prime-2. In addition, in March 1999 Standard & Poor's announced that ratings on Engelhard remain on credit watch, with the implications being revised to "negative" from "developing". If the transaction is consummated as described above, Standard & Poor's indicated that it would lower its corporate credit and senior unsecured debt ratings to single-'A' minus from single-'A' and its commercial paper ratings to A-'2' from A-'1'. These rating actions followed the March 2, 1999 announcement discussed above.

FORWARD-LOOKING STATEMENTS
This document contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to the future prospects, developments and business strategies of Engelhard. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties that may cause Engelhard's actual future activities and results of operations to be materially different from those suggested or described in this document. These risks include: competitive pricing or product development activities; Engelhard's ability to achieve and execute internal business plans; global economic trends; worldwide political instability and economic growth; markets, alliances and geographic expansions developing differently than anticipated; fluctuations in the supply and prices of precious and base metals; government legislation and/or regulation (particularly on environmental issues); technology, manufacturing and legal issues; the impact of "Year 2000"; and the impact of any economic downturns and inflation, including the recent weaknesses in the currency, banking and equity markets of countries in the Asia/Pacific region. Investors are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of their dates. Engelhard disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                              ENGELHARD CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS




Year ended December 31 (in thousands, except per share amounts)           1998             1997             1996
                                                                     -----------       -----------      ------------

Net sales                                                            $ 4,174,553      $ 3,630,653       $ 3,184,431
Cost of sales                                                          3,527,624        3,030,717         2,671,377
                                                                     -----------      ------------      ------------
   Gross profit                                                          646,929          599,936           513,054
Selling, administrative and other expenses                               337,556          327,820           255,460
Special charge                                                                 -           86,000                 -
                                                                     -----------      ------------      ------------
   Operating earnings                                                    309,373          186,116           257,594
Equity in earnings (losses) of affiliates                                 10,077          (47,833)           (5,008)
Gain on sale of investment                                                     -              305             2,378
Interest expense                                                         (58,887)         (52,776)          (45,009)
                                                                     -----------      ------------      ------------
     Earnings before income taxes                                        260,563           85,812           209,955
Income tax expense                                                        73,479           38,034            59,508
                                                                     -----------      -----------       ------------
     Net earnings                                                    $   187,084      $    47,778       $   150,447
                                                                     ===========      ============      ============
       Basic earnings per share                                      $      1.30      $      0.33       $      1.05
       Diluted earnings per share                                    $      1.29      $      0.33       $      1.03
                                                                     ===========      ============      ============
Average number of shares outstanding - basic                             144,157          144,270           143,810
                                                                     ===========      ============      ============
Average number of shares outstanding - diluted                           145,366          145,937           145,724
                                                                     ===========      ============      ============





          See accompanying Notes to Consolidated Financial Statements.

                              ENGELHARD CORPORATION
                           CONSOLIDATED BALANCE SHEETS


December 31 (in thousands)                               1998            1997
--------------------------                          ---------------------------
Assets
   Cash                                             $   22,339      $   28,765
   Receivables, net of allowances of
     $7,038 and $4,931, respectively                   376,826         323,330
   Committed metal positions                           541,224         502,494
   Inventories                                         349,752         356,403
   Other current assets                                 69,826          44,180
                                                    ---------------------------
     Total current assets                            1,359,967       1,255,172
   Investments                                         156,727         160,082
   Property, plant and equipment, net                  876,461         788,178
   Intangible assets, net                              326,253         214,929
   Other noncurrent assets                             146,911         167,962
                                                    ---------------------------
     Total assets                                   $2,866,319      $2,586,323
                                                    ===========================

Liabilities and Shareholders' Equity
   Short-term borrowings                            $  255,002      $  249,368
   Accounts payable                                    227,535         180,499
   Hedged metal obligations                            552,690         572,266
   Other current liabilities                           235,218         238,003
                                                    ---------------------------
     Total current liabilities                       1,270,445       1,240,136
   Long-term debt                                      497,393         373,574
   Other noncurrent liabilities                        196,924         187,353
                                                    ---------------------------

     Total liabilities                               1,964,762       1,801,063
   Commitments and contingent liabilities
Shareholders' equity:
   Preferred stock, no par value, 5,000 shares
     authorized and unissued                                 -               -
   Common stock, $1 par value, 350,000 shares
     authorized and 147,295 shares issued              147,295         147,295
   Retained earnings                                   853,249         726,082
   Treasury stock, at cost, 4,008 and 2,803
     shares, respectively                              (65,013)        (45,992)
   Accumulated other comprehensive loss                (33,974)        (42,125)
                                                    ---------------------------
     Total shareholders' equity                        901,557         785,260
                                                    ---------------------------
     Total liabilities and shareholders' equity     $2,866,319      $2,586,323
                                                    ===========================


          See accompanying Notes to Consolidated Financial Statements.

                              ENGELHARD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended December 31 (in thousands)                                      1998             1997             1996
                                                                        --------------------------------------------
Cash flows from operating activities
   Net earnings                                                         $187,084         $ 47,778         $ 150,447
   Adjustments to reconcile net earnings to
     net cash provided by operating activities
       Depreciation, depletion and amortization                          100,931           88,066            74,871
       Gain on sale of investments                                             -             (305)           (2,378)
       Special charge                                                          -           86,000                 -
       Equity results, net of dividends                                   (8,055)          51,636             7,523
       Net change in assets and liabilities
         Metal related                                                   (71,859)         (29,763)         (121,270)
         All other                                                       (31,389)         (46,864)          (84,434)
                                                                        --------------------------------------------
         Net cash provided by operating activities                       176,712          196,548            24,759
                                                                        --------------------------------------------
Cash flows from investing activities
   Capital expenditures, net                                            (116,460)        (136,945)         (128,195)
   Proceeds from sale of investment                                        1,018            2,458             1,391
   Proceeds from sale and leaseback                                       67,168                -                 -
   Acquisition of businesses and investments                            (244,780)         (37,409)         (287,675)
   Other                                                                   5,850            8,691             4,931
                                                                        --------------------------------------------
         Net cash used in investing activities                          (287,204)        (163,205)         (409,548)
                                                                        --------------------------------------------
Cash flows from financing activities
   Increase (decrease) in short-term borrowings                            5,349          (55,493)          121,419
   Increase in hedged metal obligations                                   39,743           55,403           159,286
   Proceeds from issuance of long-term debt                              115,605              555           250,164
   Repayment of long-term debt                                                 -           (2,051)         (100,786)
   Purchase of treasury stock                                             (8,411)               -            (7,357)
   Stock bonus and option plan transactions                               11,021           13,329            13,903
   Dividends paid                                                        (57,842)         (54,851)          (51,773)
                                                                        --------------------------------------------
         Net cash provided by (used in) financing activities             105,465          (43,108)          384,856
Effect of exchange rate changes on cash                                   (1,399)          (1,153)             (407)
                                                                        --------------------------------------------
         Net decrease in cash                                             (6,426)         (10,918)             (340)
         Cash at beginning of year                                        28,765           39,683            40,023
                                                                        --------------------------------------------
         Cash at end of year                                            $ 22,339         $ 28,765         $  39,683
                                                                        ============================================


          See accompanying Notes to Consolidated Financial Statements.

                              ENGELHARD CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                              Accumulated
                                                                                                 other         Total
                                            Common     Retained   Treasury   Comprehensive   comprehensive  shareholders'
(in thousands, except per share amounts)     stock     earnings     stock    income/(loss)   income/(loss)     equity
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995               $147,295    $625,787   $(57,173)                    $ 21,833       $737,742
Comprehensive income/(loss):
  Net earnings                                          150,447                 150,447                        150,447
                                                                                -------
  Other comprehensive loss:
     Foreign currency translation adjustments                                    (9,806)
                                                                                -------
  Other comprehensive loss                                                       (9,806)         (9,806)        (9,806)
                                                                                -------
Comprehensive income                                                            140,641
                                                                                =======
Dividends ($0.36 per share)                             (51,773)                                               (51,773)
Treasury stock acquired                                             (7,357)                                     (7,357)
Stock bonus and option plan transactions                  5,852      8,051                                      13,903
                                           ----------------------------------------------------------------------------
Balance at December 31, 1996                147,295     730,313    (56,479)                      12,027        833,156
Comprehensive income/(loss):
  Net earnings                                           47,778                  47,778                         47,778
                                                                                -------
  Other comprehensive loss:
     Foreign currency translation adjustments                                   (54,152)
                                                                                -------
  Other comprehensive loss                                                      (54,152)        (54,152)       (54,152)
                                                                                -------
Comprehensive loss                                                               (6,374)
                                                                                =======
Dividends ($0.38 per share)                              (54,851)                                              (54,851)
Stock bonus and option plan transactions                   2,842    10,487                                      13,329
                                           ----------------------------------------------------------------------------
Balance at December 31, 1997                147,295      726,082   (45,992)                     (42,125)       785,260
Comprehensive income/(loss):
  Net earnings                                           187,084                187,084                        187,084
                                                                                -------


  Other comprehensive income/(loss):
     Foreign currency translation adjustments                                    12,067

     Minimum pension liability adjustment                                        (3,916)
                                                                                -------
  Other comprehensive income                                                      8,151           8,151          8,151
                                                                                -------
Comprehensive income                                                            195,235
                                                                                =======
Dividends ($0.40 per share)                              (57,842)                                              (57,842)
Treasury stock acquired                                             (8,411)                                     (8,411)
Adoption of Rabbi Trust                                   (3,603)  (20,103)                                    (23,706)
Stock bonus and option plan transactions                   1,528     9,493                                      11,021
                                           ----------------------------------------------------------------------------
Balance at December 31, 1998               $147,295     $853,249  $(65,013)                    $(33,974)      $901,557
                                           ============================================================================

          See accompanying Notes to Consolidated Financial Statements.

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

CASH AND CASH EQUIVALENTS
Cash equivalents include all investments purchased with an original maturity of three months or less, and have virtually no risk of loss in value.

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

PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment are stated at cost. Depreciation of buildings and equipment are provided primarily on a straight-line basis over the estimated useful lives of the assets. Buildings and building improvements are depreciated over 20 years, while machinery and equipment is depreciated based on lives varying from 3 to 10 years. Depletion of mineral deposits and mine development are provided under the units of production method. When assets are sold or retired, the cost and related accumulated depreciation is removed from the accounts and any gain or loss is included in earnings.

INTANGIBLE ASSETS
Identifiable intangible assets such as patents and trademarks are amortized using the straight-line method over their estimated useful lives. Goodwill is amortized over periods up to 40 years using the straight-line method. The Company recorded amortization expense of $12.6 million in 1998, $9.6 million in 1997, and $6.3 million in 1996. The accumulated amortization amounted to $34.8 million and $22.2 million at December 31, 1998 and December 31, 1997, respectively. Included in intangible assets, is net goodwill which amounted to $300.0 million and $209.4 million at December 31, 1998 and December 31, 1997, respectively. The increase in net goodwill was primarily the result of the acquisition of the Mallinckrodt businesses in May 1998. The Company continually evaluates the reasonableness of its amortization of intangibles. In addition, if it becomes probable that expected future undiscounted cash flows associated with intangible assets are less than their carrying value, the assets are written down to their fair value.

COMMITTED METAL POSITIONS AND HEDGED METAL OBLIGATIONS
The Company routinely enters into a variety of arrangements for the sourcing of industrial commodities. These arrangements are spread among a number of counterparties, which are generally major industrial companies or highly rated financial or other institutions. The conduct of this business is closely monitored.

Generally, all industrial commodity transactions are hedged on a daily basis, using forward, future, option or swap contracts to substantially eliminate the exposure to price risk. In addition, all industrial commodity transactions are marked-to-market daily. In limited and closely monitored situations, for which exposure levels have been set by senior management, the Company holds significant unhedged industrial commodity positions that are subject to future market fluctuations. Such positions may include varying levels of derivative commodity instruments.

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

REVENUE RECOGNITION
Revenues are recognized on sales of product when title has passed to the customer. The metal component of product sales is recognized at contract price on the date of title transfer. For all other commodity related activities, an unrealized gain or loss is recorded based on changes in the market value of the Company's positions.

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

Income Taxes
Deferred income taxes reflect the differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

EQUITY METHOD OF ACCOUNTING
The Company's investments in 20% to 50% owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Accordingly, the Company's share of the earnings of these companies is included in consolidated net income. Investments in other companies are carried at cost.

DERIVATIVE INSTRUMENTS
Derivative financial instruments are used by the Company primarily for hedging purposes to mitigate a variety of working capital, investment and borrowing risks. The use and mix of hedging instruments can vary depending on business and economic conditions and management's risk assessments. The Company uses a variety of strategies, including foreign currency forward contracts and transaction hedging, to minimize or eliminate foreign currency exchange rate risk associated with substantially all of its foreign currency transactions. Gains and losses on these hedging transactions are generally recorded in earnings in the same period as they are realized, which is usually the same period as the settlement of the underlying transactions. The Company uses interest rate derivative instruments as hedges or as an integral part of borrowings. As such, the differential to be paid or received in connection with these instruments is accrued and recognized in income as an adjustment to interest expense.

Derivative commodity instruments are used by the Company primarily for hedging purposes to mitigate commodity price risk and include futures, forwards, options and swaps. Gains and losses on these hedging instruments are recorded in earnings daily, which matches the recording of gains and losses on the underlying transactions. Risk is reduced on any mismatches through the use of Eurodollar futures.

STOCK OPTION PLANS
The Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") in 1997. In conjunction with the adoption, the Company will continue to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" with pro-forma disclosure of net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied. In general, no compensation cost related to these plans is recognized in the consolidated statements of earnings.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are charged to expense as incurred and were $69.8 million in 1998, $61.4 million in 1997 and $56.5 million in 1996. These costs are included within selling, administrative and other expenses in the Company's consolidated statements of earnings.

FOREIGN CURRENCY TRANSLATION
The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The resulting translation adjustments are recorded as a component of shareholders' equity. Gains or losses resulting from foreign currency transactions are included in the Company's consolidated statements of earnings.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for the Company on January 1, 2000. The Company will adopt SFAS 133 by the first quarter of 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings, comprehensive income or statement of financial position.

2.   ACQUISITIONS

On May 1, 1998, the Company acquired the Mallinckrodt businesses for approximately $210 million in cash. The Company initially financed the acquisition with a combination of commercial paper and bank borrowings. The purchase price exceeded the preliminary assessment of the fair value of net assets acquired by approximately $90 million, which is being amortized on a straight-line basis over 40 years. The results of the Mallinckrodt businesses are included in the accompanying financial statements from the date of acquisition: For the year ended December 31, 1998, the acquisition increased net sales by $67.7 million; operating earnings by $16.2 million; and earnings per share by $0.04. Earnings per share include the impact of higher interest expense related to the acquisition.

The following summarized unaudited pro forma financial information of the Company assumes the acquisition had occurred on January 1 of each year:

Pro Forma Information
(in millions except per share amounts)        1998          1997
--------------------------------------      --------      --------

Net sales                                   $4,248.3      $3,717.6
Net earnings                                   191.8          47.9(1)
Basic earnings per share                        1.33          0.33(1)
Diluted earnings per share                      1.32          0.33(1)

(1) The 1997 pro forma balances include special and other charges of $149.6 million ($117.7 million after tax or $0.82 per share).

The 1997 amounts above include the Mallinckrodt businesses actual results in 1997. The 1998 amounts above include the Mallinckrodt businesses results for the first four months of 1998 prior to the acquisition, and the eight months in 1998 postacquisition. The pro forma amounts are based upon certain assumptions and estimates, and do not reflect any benefit economies that might be achieved from combined operations. The pro forma results do not necessarily represent results that would have occurred if the acquisition had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

On May 31, 1996, the Company acquired the Mearl Corporation (Mearl). Mearl manufactured and supplied the automotive, cosmetics and industrial markets with pearlescent pigments, and also manufactured and supplied iridescent film and other products to a variety of markets. The transaction was accounted for as a purchase. The purchase price was $272.7 million in cash, financed primarily with long-term debt. The purchase price exceeded the fair value of net assets acquired by $153.5 million, which is being amortized on a straight-line basis over 35 years. The results of operations of Mearl, integrated into the Specialty Pigments and Additives segment, are included in the accompanying consolidated financial statements from the date of acquisition.

3.   SPECIAL AND OTHER CHARGES

In 1997, the Company recorded Special and Other Charges of $149.6 million ($117.7 million after tax). The following table sets forth the impact of the special and other charges in the 1997 Consolidated Statement of Earnings:

FINANCIAL IMPACT                                      Special and
(in millions, except per share amounts)              Other Charges
                                                     --------------

Cost of sales                                           $  (6.1)
Selling, administrative and other expenses                (12.7)
Special charge                                            (86.0)
                                                     --------------
   Operating loss                                        (104.8)
Equity in losses of affiliates                            (44.8)
                                                     --------------
   Loss before income taxes                              (149.6)
Income tax benefit                                         31.9
                                                     --------------
   Net loss                                             $(117.7)
                                                     ==============
   Basic loss per share                                 $ (0.82)
                                                     ==============

Generally, these charges covered asset impairments and employee severance costs related to Engelhard-CLAL; a loss related to the base-metal fraud in Japan (see
Note 18, "Litigation and Contingencies" of the Notes to Consolidated Financial Statements on pages 62 and 63 of this Form 10-K); the closure and sale of a petroleum catalysts facility in The Netherlands used for the manufacture of FCC catalysts (sold in 1998); the sale of the stationary-source, emission-control capital equipment business (sold in 1998); the restructuring of Engelhard/ICC (completed in 1998); and other asset impairments.

Excluding the $44.8 million in charges related to equity investments, the balance of the 1997 pretax charge comprised $6.4 million for employee separation liabilities; $7.9 million for restructuring and exit costs; $89.1 million of asset impairments/write-offs; and $1.4 million of other charges for warranty and environmental costs. The $6.4 million charge for employee separation liabilities, included in special charge on the Consolidated Statement of Earnings, covered approximately 90 employees, most of whom worked at the FCC catalysts manufacturing facility in The Netherlands.

The $44.8 million charge related to equity investments comprised $7.8 million for employee separation liabilities and $37.0 million of asset impairments (predominately fixed assets, deferred tax assets and goodwill).

The following table sets forth the components of the Company's reserves for restructuring and exit costs:

RESTRUCTURING RESERVES                  Employee
(in millions)                         Separations     Other       Total
                                      ----------------------------------
Balance at December 31, 1995             $13.7       $ 18.8      $ 32.5
Cash spending                             (7.4)       (10.6)      (18.0)
Asset write-offs                             -         (1.0)       (1.0)
                                      ----------------------------------
Balance at December 31, 1996               6.3          7.2        13.5
Provision                                  6.4          7.9        14.3
Cash spending                             (1.5)        (4.3)       (5.8)
                                      ----------------------------------
Balance at December 31, 1997             $11.2       $ 10.8      $ 22.0
Cash spending                             (4.7)        (5.8)      (10.5)
Asset write-offs                             -         (1.9)       (1.9)
                                      ----------------------------------
Balance at December 31, 1998             $ 6.5       $  3.1      $  9.6
                                      ==================================

The 1998 cash spending of $10.5 million is net of $7.1 million of proceeds from the sale of a previously shut-down site.

Substantially all actions covered by the 1997 Special and Other Charges (with the exception of warranty obligations) have been completed in 1998. The reserve balance of $9.6 million at December 31, 1998 is primarily related to severance payments, shutdown costs for sites being closed or sold, and the satisfaction of warranty obligations.

4.   INVENTORIES

Inventories consist of the following:

INVENTORIES
(in millions)                  1998              1997
                             ------------------------
Raw materials                $ 76.3            $ 99.2
Work in process                54.9              31.9
Finished goods                189.7             191.8
Precious metals                28.9              33.5
                             ------------------------
Total inventories            $349.8            $356.4
                             ========================

All precious-metals inventories are stated at LIFO cost. The market value of the precious-metals inventories exceeded cost by $85.8 million and $49.7 million at December 31, 1998 and 1997, respectively. Net earnings include after-tax gains of $4.9 million in 1998, $2.0 million in 1997, and $3.3 million in 1996 from the sale of inventory accounted for under the LIFO method.

In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms.

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

PROPERTY, PLANT AND EQUIPMENT
(in millions)                                        1998         1997
                                                 ---------------------
Land                                             $   26.1     $   38.3
Buildings and building improvements                 210.6        232.9
Machinery and equipment                           1,323.7      1,196.9
Construction in progress                            124.2        111.5
Mineral deposits and mine development                79.7         76.9
                                                 ---------------------
                                                  1,764.3      1,656.5
Accumulated depreciation and depletion              887.8        868.3
                                                 ---------------------
Property, plant and equipment, net               $  876.5     $  788.2
                                                 =====================

In December 1998, the Company entered into a sale-leaseback transaction for property that served as the principal executive and administrative offices of the Company and its operating businesses. The gain on the transaction was approximately $15.3 million and is being amortized over the twenty-year term of the lease.

The Company capitalized interest of $1.9 million in 1998, $0.7 million in 1997 and $0.9 million in 1996.

6.   INVESTMENTS

The Company has investments in affiliates that are accounted for on the equity method. The more significant of these investments are Engelhard-CLAL and N.E. Chemcat Corporation (N.E. Chemcat). Engelhard-CLAL, a 50% joint venture, manufactures and markets certain products containing precious metals. N.E. Chemcat is a 38.8% owned, publicly-traded Japanese corporation and a leading producer of automotive and chemical catalysts, electronic chemicals and other precious-metals-based products.

At December 31, 1998 and 1997, the quoted market value of the Company's investment in N.E. Chemcat was approximately $66 million and $56 million, respectively. The valuation represents a mathematical calculation based on the closing quotation published by the Tokyo over-the-counter market and is not necessarily indicative of the amount that could be realized upon sale. Due to the recent weakness of the Japanese equity markets, the Company's investment in

N.E. Chemcat exceeded the quoted market values by $3.7 million and $17.9 million as of December 31, 1998 and 1997, respectively. Management believes this situation to be temporary.

The summarized unaudited financial information below represents an aggregation of the Company's nonsubsidiary affiliates on a 100 percent basis, unless otherwise noted:

FINANCIAL INFORMATION
(unaudited) (in millions)                         1998       1997         1996
--------------------------------------------------------------------------------
Earnings data:
  Revenue                                      $1,540.7   $1,788.6     $1,739.7
  Gross profit                                    151.8      165.0        327.9
  Net earnings/(losses)                            14.3      (69.6)(1)     (5.3)
  Engelhard's equity in net earnings/(losses)
    of affiliates                                  10.1      (47.8)(1)     (5.0)
Balance sheet data:
  Current assets                               $  530.2   $  420.1
  Noncurrent assets                               197.5      216.5
  Current liabilities                             250.0      117.4
  Noncurrent liabilities                           89.1      185.8
  Net assets                                      388.6      333.4
  Engelhard's equity in net assets                153.6      156.1

The Company's share of undistributed earnings/losses of affiliated companies included in consolidated retained earnings were losses of $5.4 million in 1998 and $14.2 million in 1997, compared with earnings of $36.0 million in 1996. Dividends from affiliated companies were $2.0 million in 1998, $3.8 million in 1997 and $2.5 million in 1996.

(1) The 1997 loss includes $39.9 million in special and other charges related to Engelhard-CLAL (see Note 3, "Special and Other Charges" of the Notes to Consolidated Financial Statements on pages 40 and 41 of this Form 10-K for further detail).

7.   METAL POSITIONS AND OBLIGATIONS

The following table sets forth the Company's open metal positions included in Committed Metal Positions on the consolidated balance sheets:

METAL POSITIONS INFORMATION
(in millions)                             1998                 1997
                                   --------------------------------------
                                     Gross                 Gross
                                   position   Value      position  Value
                                   -------------------------------------
Platinum group metals                 Long    $17.4         Long   $16.0
Gold                                  Flat        -        Short    (0.6)
Silver                                Flat        -        Short    (1.7)
Base metals                           Long      4.6        Short    (0.2)
                                   --------------------------------------
Total open metal positions, net               $22.0                $13.5
                                   ======================================

The net mark-to-market adjustments related to open positions were not material in 1998, 1997 or 1996.

Derivative commodity and foreign currency instruments used to hedge metal positions and obligations consist of the following:

METAL HEDGING INSTRUMENTS
(in millions)                            1998                      1997
                                ----------------------------------------------
                                     Buy        Sell           Buy        Sell
                                ----------------------------------------------
Forward/futures contracts       $1,270.9    $1,057.4        $927.9      $742.5
Eurodollar futures                  44.5       120.4         385.0       639.0
Swaps                              367.2       343.5         246.9       298.4
Options                              0.1           -          42.9        14.6
Yen forwards/futures                   -        11.6             -        31.1

8.   FINANCIAL INSTRUMENTS

The Company's nonderivative financial instruments consist primarily of cash in banks, temporary investments, accounts receivable and debt. The fair value of financial instruments in working capital approximates book value. The fair value of long-term debt was $495.9 million in 1998 and $384.1 million in 1997 based on current interest rates, compared with a book value of $497.4 million in 1998 and $373.6 million in 1997.

The Company believes that its financial instruments do not represent a concentration of credit risk because the Company deals with a variety of major banks worldwide, and its accounts receivable are spread among a number of major industries, customers and geographic areas. In addition, a centralized credit committee reviews significant credit transactions and risk management issues before the granting of credit and an appropriate level of reserves is maintained. For the past three-year period, provisions to these reserves were not significant. Management believes in the unlikely event that should a counterparty fail to perform according to the terms of an agreement, that some of the Company's off-balance sheet financial instruments could result in a loss to the Company.

FOREIGN CURRENCY INSTRUMENTS
There were no speculative positions in foreign currencies as of December 31, 1998 and 1997, and there were no material gains or losses from such positions for any year presented. The following table sets forth, in U.S. dollars, the Company's open foreign currency forward contracts used for hedging other than metal-related transactions (see Note 7, "Metal Positions and Obligations" of the Notes to Consolidated Financial Statements on pages 43 and 44 of this Form 10-K for foreign currency instruments used to hedge metal-related transactions):

FOREIGN CURRENCY FORWARD CONTRACTS INFORMATION
(in millions)
                                        1998                   1997
                                   Buy       Sell          Buy      Sell
                                 ---------------------------------------
Deutsche Mark                    $   -      $34.7        $   -      $  -
Korean Won                           -          -         14.3         -
Japanese Yen                      16.0       19.6            -       1.2
French Franc                         -        5.9          2.4         -
Finnish Markka                       -          -            -       1.4
Netherlands Guilder               30.1        4.3            -         -
Thai Baht                            -        0.2            -         -
Peru Soles                         4.4        9.0            -         -
Swedish Krona                        -        1.2            -         -
Italian Lira                         -        1.9            -       1.4
                                 ---------------------------------------
Total open foreign currency
  forward  contracts             $50.5      $76.8        $16.7      $4.0
                                 =======================================

None of these contracts exceeds a year in duration and the net amount of deferred income and expense on foreign currency forward contracts had no impact on financial position or results of operations in 1998, 1997 and 1996.

INTEREST RATE INSTRUMENTS
In 1998, the Company entered into two treasury lock agreements which were settled in March 1999.

In 1997, the Company entered into five forward starting swaps commencing in 1998, which were closed concurrent with the debt issuance.

In 1996, in connection with the $150 million 7% Notes due 2001 and the $100 million 7.375% Notes due 2006, the Company entered into ten forward starting swaps, which were closed concurrent with the debt issuance. The resulting impact on the weighted-average interest rate for 1998 and 1997 was not material.

The Company entered into an interest rate swap agreement in 1993 to change certain fixed rate debt into floating rate debt. The impact of this swap contract, which terminated in 1996, was to increase interest expense by $0.6 million in 1996.

9.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At December 31, 1998, the Company had an unsecured committed revolving credit agreement for $600 million with a group of North American money center banks and major foreign banks which expires in the year 2002. In connection with its credit facility, the Company has agreed to certain covenants, none of which is considered restrictive to the operations of the Company. Facility fees are paid to the bank group for this line.

At December 31, 1998 and 1997, short-term bank borrowings were $185.0 million and $164.2 million, respectively. Weighted-average interest rates were 5.5%, 5.9% and 5.7% during 1998, 1997 and 1996, respectively. At December 31, 1998 and 1997, long-term debt due within one year was $5.0 million and $0.2 million, respectively.

At December 31, 1998 and 1997, commercial paper borrowings were $65.0 million and $85.0 million, respectively. Weighted-average interest rates were 5.5%, 5.8% and 5.5% during 1998, 1997 and 1996, respectively.

Additional unused, uncommitted lines of credit available exceeded $670 million at December 31, 1998. The Company's lines of credit with its banks are available in accordance with normal terms for prime commercial borrowers and are not subject to commitment fees or other restrictions.

The following table sets forth the components of long-term debt:

DEBT INFORMATION
(in millions)                                                   1998     1997
                                                              ---------------
Notes, with a weighted-average interest rate of 6.53%,
  due 2000                                                    $ 99.8   $ 99.7
Notes acquired, with a weighted-average interest rate
  of 12.0%, due 2003-2006                                       14.1     14.1
7% Notes, due 2001, net of discount                            149.4    149.2
7.375% Notes, due 2006, net of discount                         99.5     99.4
6.95% Notes, due 2028, net of discount                         118.4        -
Industrial revenue bonds, 64.5% of prime rate, due 1999          4.5      4.5
Industrial revenue bonds, 5.375%, due 2006                       6.5      6.5
Industrial revenue bonds, variable rate, due 2020                8.5        -
Foreign bank loans with a weighted-average interest
  rate of 7.0%, due 2000                                         0.4      0.1
Other, with weighted-average rate of 5.5%, due 1999-2000         1.3      0.3
                                                              ---------------
                                                               502.4    373.8
Amounts due within one year                                      5.0      0.2
                                                              ---------------
Total long-term debt                                          $497.4   $373.6
                                                              ===============

As of December 31, 1998, the aggregate maturities of long-term debt for the succeeding five years are as follows: $5.0 million in 1999, $101.0 million in 2000, $149.4 million in 2001, zero in 2002, $0.1 million in 2003 and $246.9 million thereafter. See Note 8, "Financial Instruments" of the Notes to Consolidated Financial Statements on pages 44 and 45 of this Form 10-K for a discussion about interest rate swap agreements.

Interest expense was $58.9 million in 1998, compared with $52.8 million in 1997 and $45.0 million in 1996. Interest income, included as a component of net sales, was $2.3 million in 1998, $1.1 million in 1997 and $1.8 million in 1996.

10.  INCOME TAXES

The components of income tax expense are shown in the following table:

Income Tax Expense
(in millions)                              1998          1997          1996
                                      --------------------------------------
Current income tax expense
   Federal                                $39.5        $ 27.9         $21.7
   State                                    7.9           4.5           2.1
   Foreign                                 22.4          22.7          11.0
                                      --------------------------------------
                                           69.8          55.1          34.8
                                      --------------------------------------
Deferred income tax expense
   Federal                                  1.9           2.9          16.6
   State                                   (1.0)          0.1           3.0
   Foreign                                  8.6         (17.4)          4.7
   Changes in tax rates                    (0.8)         (1.1)            -
   Loss carryforwards/tax credits          (5.0)         (1.6)          0.4
                                      --------------------------------------
                                            3.7         (17.1)         24.7
                                      --------------------------------------
Income tax expense                        $73.5        $ 38.0         $59.5
                                      ======================================

The foreign portion of earnings before income tax expense was $77.9 million in 1998, $13.8 million in 1997 and $50.6 million in 1996. Taxes on income of foreign consolidated subsidiaries and affiliates are provided at the tax rates applicable to their respective foreign tax jurisdictions.

The following table sets forth the components of the net deferred tax asset which results from temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes:

NET DEFERRED INCOME TAX ASSET
(in millions)                                    1998               1997
                                             ----------------------------
Deferred tax assets
   Accrued liabilities                         $ 77.4             $ 48.5
   Noncurrent liabilities                        79.4               82.4
   Tax credits/carryforwards                     38.1               32.7
                                             ----------------------------
Total deferred tax assets                       194.9              163.6
                                             ----------------------------
Deferred tax liabilities
   Prepaid pension expense                      (36.4)             (38.0)
   Property, plant and equipment                (15.5)              (8.4)
   Other assets                                 (31.1)             (16.1)
                                             ----------------------------
Total deferred tax liabilities                  (83.0)             (62.5)
                                             ----------------------------
Valuation allowance                              (5.9)             (13.0)
                                             ----------------------------
Net deferred tax asset                         $106.0             $ 88.1
                                             ============================

In 1997, the Company recorded special and other charges of $149.6 million. A net deferred tax asset was provided with respect to this charge. The tax benefit was net of a valuation allowance against the capital loss carryforwards expected to be generated by some of these charges. In 1998, the Company disposed of certain capital assets and thereby realized capital gains. The Company also anticipates that additional capital gains will be realized in 1999. Therefore, the valuation allowance recorded in 1997 against the capital loss carryforwards was reduced in 1998 by $7.1 million.

As of December 31, 1998, the Company had approximately $17.6 million of nonexpiring alternative minimum tax credit carryforwards available to offset future U.S. federal income taxes. Also, as of December 31, 1998, the Company had approximately $3.8 million of domestic capital loss carryforwards expiring in 2003 and approximately $5.4 million of foreign investment tax credits expiring in 2000 available to offset certain future foreign income taxes. Management believes that the Company will generate sufficient taxable income and employ tax planning strategies to ensure realization of these tax benefits.

A reconciliation of the difference between the Company's consolidated income tax expense and the expense computed at the federal statutory rate is shown in the following table:

CONSOLIDATED INCOME TAX EXPENSE RECONCILIATION
(in millions)                                 1998          1997         1996
                                            ----------------------------------
Income tax expense at federal
  statutory rate                            $ 91.2        $ 30.0       $ 73.5
State income taxes, net of
  federal effect                               5.1           2.3          3.3
Percentage depletion                         (13.5)        (14.0)       (13.4)
Equity earnings                               (1.3)         14.0         (1.0)
Effect of different tax rates
  on foreign earnings, net                     4.3           1.4          0.2
Tax credits/carrybacks                        (2.3)         (2.8)        (0.8)
Foreign sales corporation                     (7.4)         (6.8)        (5.0)
Non-deductible goodwill                        2.0           2.2          1.3
Valuation allowance                           (7.1)         13.0            -
Other items, net                               2.5          (1.3)         1.4
                                            ----------------------------------
Income tax expense                          $ 73.5        $ 38.0       $ 59.5
                                            ==================================

At December 31, 1998, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $259.2 million. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale; however, under existing law, foreign tax credits would be available to substantially reduce, or in some cases eliminate, U.S. taxes payable.

11.  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has raw material supply arrangements with entities in which Anglo American Corporation of South Africa Limited has material interests and with Engelhard-CLAL and its subsidiaries. Anglo, indirectly through Minorco S.A., holds a significant minority interest in the common stock of the Company. Engelhard-CLAL is a 50% owned joint venture. The Company's transactions with such entities amounted to: purchases-from of $176.3 million in 1998, $101.2 million in 1997 and $203.2 million in 1996;
sales-to of $1.7 million in 1998, $42.2 million in 1997 and $513.5 million in 1996; and metal leasing-to of $17.5 million in 1998, $16.3 million in 1997 and $37.7 million in 1996. At December 31, 1998 and 1997, amounts due to such entities totaled $8.6 million and $5.3 million, respectively. Also, see Note 20, "Subsequent Event" of the Notes to Consolidated Financial Statements on pages 64 and 65 of this Form 10-K for a discussion of Engelhard's announcement that it has reached an agreement to purchase shares of Engelhard stock owned by Minorco.

12. BENEFITS

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

The following table sets forth the plans' funded status:

Funded Status
(in millions)                                                1998        1997
-------------                                              -------     -------
Change in projected benefit obligation
Projected benefit obligation at beginning of year          $328.7      $297.3
Service cost                                                 12.1        10.1
Interest cost                                                23.6        22.7
Plan amendments                                               6.3         0.6
Actuarial losses                                             37.9        20.9
Benefits paid                                               (24.5)      (22.3)
Business combinations                                         0.7         3.2
Curtailments                                                 (1.0)          -
Special termination benefits                                  0.4           -
Foreign exchange                                              1.9        (3.8)
                                                           -------     -------
Projected benefit obligation at end of year                $386.1      $328.7
                                                           -------     -------
Change in plan assets
Fair value of plan assets at beginning of year             $374.7      $329.4
Actual return on plan assets                                 18.7        62.0
Employer contribution                                         3.4         7.4
Benefits paid                                               (24.5)      (22.3)
Business combinations                                         0.7         3.2
Foreign exchange                                              2.1        (5.0)
                                                           -------     -------
Fair value of plan assets at end of year                   $375.1      $374.7
                                                           -------     -------

Funded status                                              $(11.0)    $  46.0
Unrecognized net actuarial loss                              77.5        27.2
Unrecognized prior service cost                              10.5         5.9
Unrecognized transition asset, net of amortization           (1.7)       (2.7)
Fourth quarter contribution                                   0.2         0.2
                                                           -------    --------
Prepaid pension asset                                      $ 75.5     $  76.6
                                                           =======    ========

Amounts recognized in the statement of financial position consist of:

Funded Status
(in millions)                                                1998        1997
-------------                                              -------     -------
Prepaid benefit cost                                       $ 79.8     $  80.4
Accrued benefit liability                                    (4.3)       (3.8)
Intangible asset                                             (2.5)          -
Accumulated other comprehensive income                       (3.9)          -
                                                           -------    --------
Net amount recognized                                      $ 69.1     $  76.6
                                                           =======    ========

The prepaid pension asset balances of $75.5 million and $76.6 million at December 31, 1998 and December 31, 1997, respectively, are included in other noncurrent assets in the Company's consolidated balance sheets. In 1998, the Company recorded a minimum pension liability adjustment amounting to $3.9 million. This adjustment was recognized and charged to accumulated other comprehensive income/(loss).

The components of the net pension credit for all plans are shown in the following table:

NET PERIODIC PENSION CREDIT
(in millions)                                 1998         1997          1996
                                           -----------------------------------
Service cost                               $  12.1       $ 10.1        $  8.9
Interest cost                                 23.6         22.7          20.3
Expected return on plan assets               (34.7)       (32.4)        (30.0)
Amortization of prior service cost             1.6          0.8           0.9
Amortization of transition asset              (1.0)        (3.0)         (3.0)
Recognized actuarial loss                      2.4          1.4           1.1
Curtailment gain                              (1.0)           -             -
                                           -----------------------------------
Net periodic pension expense/(credit)      $   3.0       $ (0.4)       $ (1.8)
                                           ===================================

The discount rates used in determining the actuarial present value of the projected benefit obligation are 6.00% to 6.75% in 1998, 6.00% to 7.50% in 1997 and 6.50% to 8.50% in 1996. The expected increase in future compensation levels was 3.00% to 4.00% in 1998, 3.00% to 5.00% in 1997 and 3.00% to 6.00% in 1996.
The expected long-term rate of return on assets was 8.50% to 10.50% in 1998 and 1997 and 7.50% to 10.50% in 1996. The aggregate ABO (Accumulated Benefit Obligation) for those plans with ABO's in excess of plan assets is $38.1 million in 1998. The aggregate fair value of assets for those plans with ABO's in excess of plan assets is $28.2 million in 1998.

The Company also sponsors three savings plans covering certain salaried and hourly paid employees. The Company's contributions, which may equal up to 50% of certain employee contributions, were $3.2 million in 1998, $2.9 million in 1997 and $2.4 million in 1996.

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

The following table sets forth the components of the accrued postretirement and postemployment benefit obligation, all of which are unfunded:

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
(in millions)                                         1998              1997
-----------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of year             $111.5            $113.8
Service cost                                           3.0               2.3
Interest cost                                          8.0               8.5
Actuarial (gains) losses                              15.3              (1.5)
Business combinations                                  0.8                 -
Benefits paid                                        (10.5)            (11.6)
                                                    -------           -------
Benefit obligation at beginning of year             $128.1            $111.5
                                                    -------           -------

Unrecognized net gain (loss)                         (10.0)              5.9
Unrecognized prior service cost                       33.2              39.0
Fourth quarter contribution                           (2.5)             (3.1)
                                                    -------           -------
Accrued benefit obligation                          $148.8            $153.3
                                                    =======           =======

The postretirement and postemployment benefit balances of $148.8 million and $153.3 million at December 31, 1998 and December 31, 1997, respectively, are included in other noncurrent liabilities in the Company's consolidated balance sheets.

The components of the net expense for these postretirement and postemployment benefits are shown in the following table:

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
(in millions)                                  1998        1997        1996
                                              -----------------------------
Components of net periodic benefit cost
Service cost                                   $3.0        $2.3        $2.4
Interest cost                                   8.0         8.5         8.1
Net amortization                               (5.8)       (6.0)       (5.5)
                                               -----       -----       -----
Net periodic benefit cost                      $5.2        $4.8        $5.0
                                               =====       =====       =====

The weighted-average discount rate used in determining the actuarial present value of the accumulated postretirement and postemployment benefit obligation for 1998 is 6.75%. The average assumed health care cost trend rate used for 1998 is 8%, gradually decreasing to 5% by 2005. A 1% increase in the assumed health care cost trend rate would have increased aggregate service and interest cost in 1998 by $0.8 million and the accumulated postretirement and postemployment benefit obligation as of December 31, 1998 by $ 6.6 million. A 1% decrease in the assumed healthcare cost trend rate would have decreased aggregate service and interest cost in 1998 by $1.3 million and the accumulated postretirement and postemployment benefit obligation as of December 31, 1998 by $11.1 million.

13.  STOCK OPTION AND BONUS PLANS

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

Had compensation cost for the Company's two stock option plans been determined based on the fair value at grant date for awards in 1998, 1997 and 1996 consistent with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net earnings and earnings per share would have been as follows:

PRO FORMA INFORMATION
(in millions, except per share data)            1998         1997        1996
                                              -------------------------------
Net earnings--as reported                     $187.1        $47.8      $150.4
Net earnings--pro forma                        179.4         41.4       145.0
Basic earnings per share--as reported           1.30         0.33        1.05
Basic earnings per share--pro forma             1.24         0.29        1.01
Diluted earnings per share--as reported         1.29         0.33        1.03
Diluted earnings per share--pro forma           1.23         0.28        1.00

The pro forma amounts shown above are not representative of the effects on net earnings or earnings per share in future years because only options granted after January 1, 1995 have been included in the above numbers, and the full net earnings effect is recognized over the vesting period, typically four years. The weighted-average fair value at date of grant for options granted during 1998, 1997 and 1996 was $5.07, $5.74 and $7.37, respectively. Fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for option grants in 1998, 1997 and 1996: dividend yield of 1.3% to 2.3%, expected volatility of 31% to 32%; risk free interest rate of 4.5% to 6.5%; and expected life of 4 to 5 years.

Stock option transactions under all plans are as follows:

                                               1998                         1997                         1996
                                                Weighted Average              Weighted Average             Weighted Average
                                      Number     Exercise Price      Number    Exercise Price     Number    Exercise Price
                                    of Shares       Per Share      of Shares      Per Share     of Shares      Per Share
                                   -----------------------------  ----------------------------  ---------------------------
Outstanding at beginning of year   11,730,245         $17.93       9,187,945        $17.43      7,901,801        $17.08
Granted                             2,903,190         $18.59       2,935,789        $19.13      2,006,572        $21.65
Forfeited                            (320,162)        $20.61         (62,643)       $19.04       (351,168)       $16.03
Exercised                            (229,125)        $12.67        (330,846)       $13.44       (369,260)       $11.52
                                   -----------        ------      -----------       ------      ----------       ------
Outstanding at end of year         14,084,148         $18.17      11,730,245        $17.93      9,187,945        $17.43
Exercisable at end of year          8,108,731         $17.45       5,850,724        $16.53      4,652,411        $15.55
Available for future grants         3,864,065                      6,447,093                    9,320,239


The following table summarizes information about fixed-price options outstanding at December 31, 1998:

                Options Outstanding                       Options Exercisable
-----------------------------------------------------   -----------------------
                                 Weighted-
                                   Average  Weighted-                 Weighted-
                      Number     Remaining    Average        Number     Average
       Range of  Outstanding   Contractual   Exercise   Exercisable    Exercise
Exercise prices  at 12/31/98  Life (years)      Price   at 12/31/98       Price
-----------------------------------------------------   -----------   ---------

 $5.54 to  9.46      497,555             2     $ 7.91       497,555      $ 7.91
 11.45 to 19.14    2,058,510             5      16.91     2,058,510       16.91
 14.21 to 19.06    2,096,036             6      16.18     2,096,036       16.18
 16.83 to 22.38    1,868,448             7      18.99     1,515,040       19.00
 19.00 to 23.88    1,910,887             8      21.54     1,164,846       21.53
 18.56 to 20.91    2,786,397             9      19.13       749,873       19.31
 17.34 to 21.69    2,866,315            10      18.60        26,871       17.56
                  ----------                   ------   -----------   ---------
                  14,084,148                   $18.17     8,108,731      $17.45

The Company's Key Employee Stock Bonus Plan, as amended (the Bonus Plan) provides for the award of up to 15,187,500 common shares to key employees as compensation for future services, not exceeding 1,518,750 shares in any year (plus any canceled awards or shares available for award, but not previously awarded). The Bonus Plan terminates on June 30, 2006. Shares awarded vest in five annual installments, provided the recipient is still employed by the Company on the vesting date. Compensation value is measured on the date the award is granted. In 1998 and 1997, the Company granted 197,000 and 193,000 shares to key employees at a fair value of $17.54 and $20.25, respectively, per share.

Compensation expense relating to stock awards was $3.9 million in 1998, $5.2 million in 1997 and $7.0 million in 1996. Shares awarded, net of cancellations, are included in average shares outstanding.

Engelhard has certain deferred compensation arrangements where shares earned under the Engelhard stock bonus plan are deferred and placed in a "Rabbi Trust". Under certain conditions, the plan permits the employees to convert their deferred stock balance to deferred cash. In the third quarter of 1998, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested". This EITF requires Engelhard to consolidate into its financial statements the net assets of the trust. The impact to the third quarter, 1998 consolidated financial statements was a $20.1 million increase in treasury stock (measured at historical cost); the recording of a $23.7 million deferred compensation obligation (measured on the reporting date by fair value of the Engelhard common stock held in the trust on behalf of the employees); and a charge to equity for the $3.6 million difference (referred to as the "transition differential"). After the transition date but prior to final settlement, increases/decreases in the deferred compensation liability will be recognized (1) in equity to the extent that the share price change falls within the transition differential, or (2) in income to the extent that the share change falls outside the transition differential.

During the fourth quarter of 1998, the Company recognized a charge to expense of $2.4 million as a result of an increase in the stock price from $17.69 at September 30, 1998 to $19.50 at December 31, 1998. For the year ended December 31, 1998, the total charge to expense as a result of adopting EITF 97-14 was $2.4 million. The total value of the Rabbi Trust at December 31, 1998 was $26.1 million.

14.  EARNINGS PER SHARE

Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS
128) specifies the computation, presentation, and disclosure requirements for basic and diluted earnings per share (EPS). The following table represents the computation of basic and diluted EPS as required by SFAS 128.

EARNINGS PER SHARE COMPUTATIONS
Year ended December 31 (in thousands, except per share data)

                                               1998         1997         1996
                                           ----------------------------------
Basic EPS Computation
Net income applicable to common shares     $187,084     $ 47,778     $150,447
                                           ----------------------------------
Average number of shares outstanding        144,157      144,270      143,810
                                           ----------------------------------
Basic earnings per share                   $   1.30     $   0.33     $   1.05
                                           ==================================
Diluted EPS Computation
Net income applicable to common shares     $187,084     $ 47,778     $150,447
                                           ----------------------------------
Average number of shares outstanding        144,157      144,270      143,810
Effect of dilutive stock options                818        1,667        1,914
Effect of Rabbi Trust                           391            -            -
                                           ----------------------------------
Total number of shares outstanding          145,366      145,937      145,724
                                           ----------------------------------
Diluted earnings per share                 $   1.29     $   0.33     $   1.03
                                           ==================================

Options to purchase additional shares of common stock of 2,886,768 (at a price range of $19.72 to $23.88), 1,775,827 (at a price range of $20.91 to $23.88), and 1,757,223 (at a price range of $22.38 to $23.88) were outstanding at the end of 1998, 1997 and 1996, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average annual market price of the common shares. Shares held in the Rabbi Trust were included in basic and diluted shares outstanding until adoption of EITF 97-14 (as of September 30, 1998) at which point they were considered treasury stock and excluded from basic shares outstanding.

15.  BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

The Company adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" in the fourth quarter of 1998. SFAS No. 131 requires a new basis of determining reportable business segments, i.e., the management reporting approach. This approach designates the Company's internal organizational structure as used by management for making operating decisions and assessing performance, as the source of business segments. On this basis, the Company has five reportable business segments: Environmental Technologies, Process Technologies, Paper Pigments and Additives, Specialty Pigments and Additives, and Industrial Commodities Management. Segment results, as well as selected geographic data, are presented on this new basis in 1998, as well as 1997 and 1996.

Items that are allocated to the segment results include various corporate overhead charges such as expenses for information technology, research and development, and site management. Unallocated items include interest expense, royalty income, sale of inventory accounted for under the LIFO method, special and other charges and other miscellaneous Corporate items.

The Environmental Technologies segment, located principally in the United States, Europe and South Africa, develops and markets sophisticated emission-control technologies and systems that enable customers to cost effectively meet stringent environmental regulations.

The Process Technologies segment, located principally in the United States and Europe, enables customers to improve the productivity, efficiency, environmental compliance and safety of their processes through advanced chemical and polymerization catalysts, sorbents and separation products and related manufacturing expertise. In addition, the segment manufactures advanced cracking and hydroprocessing technologies that enable petroleum refiners to more efficiently produce gasoline, transportation fuels and heating oils.

The Paper Pigments and Additives segment, located principally in the United States, Finland and Japan, provides kaolin-based performance products used as coating and extender pigments by the paper industry. These pigments provide the opacity, brightness, gloss and printability in paper products.

The Specialty Pigments and Additives segment, located principally in the United States and South Korea, provides functional additives to customers in a broad array of markets including coatings, plastics, cosmetics and construction. The segment also provides iridescent films used in a variety of creative, decorative and packaging applications. These products help customers improve the look, performance and overall cost of their products.

The Industrial Commodities Management segment, located principally in the United States, Europe and Japan, purchases and sells precious metals, base metals and related products. It does so under a variety of pricing and delivery arrangements structured to meet the logistical, financial and price risk management requirements of the Company, its customers and suppliers. Additionally, it offers related services for precious-metals refining and produces salts and solutions.

Within the "All Other" category, sales to external customers are primarily from the Engineered Materials business; operating earnings/(losses) are derived primarily from the Engineered Materials business, the sale of inventory accounted for under the LIFO method, royalty income and other miscellaneous income and expense items not related to the reportable segments.

The following table presents certain data by business segment:

BUSINESS SEGMENT INFORMATION (in millions)

                                                           Paper     Specialty
                                                          Pigments   Pigments     Industrial   Reportable
                            Environmental    Process        and        and       Commodities    Segments      All
                             Technologies  Technologies  Additives   Additives    Management   Sub-total     Other     Total
--------------------------------------------------------------------------------------------------------------------------------
1998
Sales to external customers    $558.5        $533.3      $239.4       $349.0       $2,346.8      $4,027.0    $147.6  $4,174.6
Operating earnings               83.5          78.5        35.8         42.0           48.4         288.2   (1)21.2     309.4
Interest expense                    -             -           -            -              -             -      58.9      58.9
Depreciation, depletion &
  amortization                   16.9          24.4        24.6         22.4            1.6          89.9      11.0     100.9
Equity in earnings (losses)
  of affiliates                  (0.5)         (1.2)          -            -              -          (1.7)     11.8      10.1
Total assets                    376.5      (2)595.3       358.3        509.4          611.5       2,451.0     415.3   2,866.3
Equity investments                4.2           0.7         1.3            -              -           6.2     147.4     153.6
Capital expenditures             27.5          27.4        27.4         25.6            3.6         111.5       5.0     116.5
-----------------------------------------------------------------------------------------------------------------------------
1997
Sales to external customers    $512.4        $447.5      $242.0       $349.0       $1,954.0      $3,504.9    $125.8  $3,630.7
Operating earnings/(losses)      68.3          55.6        33.9         64.3           44.9         267.0  (1)(80.9)    186.1
Interest expense                    -             -           -            -              -             -      52.8      52.8
Depreciation, depletion &
  amortization                   15.6          19.3        23.5         20.1            1.0          79.5       8.6      88.1
Equity in earnings (losses)
  of affiliates                   1.1           0.1        (0.6)           -              -           0.6  (3)(48.4)    (47.8)
Total assets(4)                 331.3         371.1       348.2        515.4          550.4       2,116.4     469.9   2,586.3
Equity investments                8.8           1.9         1.3            -              -          12.0     144.1     156.1
Capital expenditures             28.6          33.6        37.5         21.8            2.7         124.2      12.7     136.9
-----------------------------------------------------------------------------------------------------------------------------
1996
Sales to external customers    $465.7        $433.3      $237.6       $260.5       $1,659.1      $3,056.2    $128.2  $3,184.4
Operating earnings               53.9          58.6        41.9         39.1           21.3         214.8   (1)42.8     257.6
Interest expense                    -             -           -            -              -             -      45.0      45.0
Depreciation, depletion &
  amortization                   14.0          18.9        22.2         14.6            0.6          70.3       4.6      74.9
Equity in earnings (losses)
  of affiliates                   0.7           0.6           -            -              -           1.3      (6.3)     (5.0)
Total assets                    298.1         362.3       328.6        451.1          441.0       1,881.1     609.4   2,490.5
Equity investments                7.6           1.9         1.9            -              -          11.4     206.1     217.5
Capital expenditures             35.6          37.6        33.0          9.9            2.1         118.2      10.0     128.2

(1)  Includes pre-tax gains on the sale of certain inventories accounted for under the LIFO method of $8.2 million in
     1998, $3.3 million in 1997 and $5.4 million in 1996. In addition, the 1997 amount includes special and other charges of $104.8 million.

(2)  The total assets of the Process Technologies segment reflect the acquisition of the Mallinckrodt businesses in
     May 1998.


(3)  Includes special and other charges of $44.8 million in 1997.

(4)  The special and other charges in 1997 reduced total assets by $21.7 million in the Environmental
     Technologies segment, $27.3 million in the Process Technologies segment, $0.8 million in the Specialty
     Pigments and Additives segment, $39.0 million in Industrial Commodities Management and $44.8 million in All Other (see Note 3, "Special and Other Charges" of the Notes to Consolidated Financial
     Statements on pages 40 and 41 of this Form 10-K).


The following table presents certain data by geographic area:

GEOGRAPHIC AREA DATA (in millions)                    1998       1997       1996
--------------------------------------------------------------------------------
Sales to External Customers:
    United States                                 $2,824.1   $2,455.0   $1,910.9
    International                                  1,350.5    1,175.7    1,273.5
--------------------------------------------------------------------------------
Total consolidated sales to external customers    $4,174.6   $3,630.7   $3,184.4
--------------------------------------------------------------------------------
Property, Plant and Equipment, Net:
    United States                                 $  791.6   $  718.3   $  657.7
    International                                     84.9       69.9       87.0
--------------------------------------------------------------------------------
Total Property, Plant and Equipment, net          $  876.5   $  788.2   $  744.7
--------------------------------------------------------------------------------

The special and other charges in 1997 reduced total assets by $32.6 million in the United States and by $101.0 million in Europe. The Company's international operations are predominantly based in Europe.

The following table reconciles segment operating earnings with earnings before income taxes as shown in the Consolidated Statements of Earnings:

SEGMENT RECONCILIATIONS
(in millions)                                        1998       1997       1996
                                                 -------------------------------
Total Sales to External Customers:
    Total sales for reportable segments          $4,027.0   $3,504.9   $3,056.2
    Sales for other business units                  107.1      113.4      122.3
    All other                                        40.5       12.4        5.9
                                                 -------------------------------
Total consolidated sales to external customers   $4,174.6   $3,630.7   $3,184.4
                                                 ===============================
Earnings Before Income Taxes:
    Operating earnings for reportable segments   $  288.2   $  267.0   $  214.8
    Operating earnings for other business units       5.7        4.2       12.1
    Special and other charges                           -     (104.8)         -
    Other operating earnings                         15.5       19.7       30.7
                                                 -------------------------------
Total operating earnings                         $  309.4   $  186.1   $  257.6
    Interest expense                                (58.9)     (52.8)     (45.0)
    Equity in earnings (losses) of affiliates        10.1       (3.0)      (5.0)
    Special and other charges                           -      (44.8)         -
    Gain on sale of investment                          -        0.3        2.4
                                                 -------------------------------
Earnings before income taxes                     $  260.6   $   85.8   $  210.0
                                                 ===============================
Total Assets
    Total assets for reportable segments         $2,451.0   $2,116.4   $1,881.1
    Assets for other business units                  27.1       23.3       24.2
    Other assets                                    388.2      446.6      585.2
                                                 -------------------------------
Total consolidated assets                        $2,866.3   $2,586.3   $2,490.5
                                                 ===============================

For the year ended December 31, 1996, Engelhard-CLAL, a related party and a customer of the Environmental Technologies and Industrial Commodities Management segments, accounted for approximately $513 million (16%) of the Company's net sales.

Ford Motor Company, a customer of the Environmental Technologies and Industrial Commodities Management segments, accounted for approximately $731 million (18%) of the Company's net sales in 1998 and approximately $443 million (12%) of the Company's net sales in 1997.

16.  LEASE COMMITMENTS

The Company rents real property and equipment under long-term operating leases. Future minimum rental payments required under noncancellable operating leases, having initial or remaining lease terms in excess of one year, are $12.0 million in 1999, $11.0 million in 2000, $9.8 million in 2001, $9.5 million in 2002, $9.4 million in 2003 and $92.6 million thereafter. Rental/lease expense, including all leases, amounted to $10.7 million in 1998, $9.2 million in 1997 and $11.8 million in 1996. In December 1998, the Company entered into a sales-leaseback transaction for property that served as the principal executive and administrative offices of the Company and its operating businesses. The term of the lease is twenty years.

17.  ENVIRONMENTAL COSTS

With the oversight of environmental agencies, the Company is currently preparing, has under review, or is implementing, environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites, including Plainville, MA, Salt Lake City, UT and Attapulgus, GA. The Company is continuing to investigate contamination at Plainville under a 1993 agreement with the United States Environmental Protection Agency (EPA) and is awaiting approval of a decommissioning plan by the State of Massachusetts under authority delegated by the Nuclear Regulatory Commission. Investigation of the environmental status at the Salt Lake City site continues under a 1993 agreement with the Utah Solid and Hazardous Waste Control Board. An approved reclamation program at the Attapulgus site, under a 1994 consent order with the Georgia Department of Natural Resources, Environmental Protection Division, is complete pending final Department approval.

In addition, seven sites have been identified at which the Company believes liability as a potentially responsible party (PRP) is probable under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund imposes strict, joint and several liability under certain circumstances. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de minimis contributor of hazardous substances at a number of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances or natural resource damages, the Company has settled a number of other cleanup proceedings. The Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

The liabilities for environmental cleanup related costs recorded in the consolidated balance sheets at December 31, 1998 and 1997 were $39.5 million and $43.6 million, respectively, including $1.2 million and $3.8 million, respectively, for Superfund sites. These amounts represent those costs which the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents approximately 55% of what it believes are the reasonably possible environmental cleanup related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

During the past three-year period, cash payments for environmental cleanup related matters were $4.1 million, $6.0 million and $7.0 million for 1998, 1997 and 1996, respectively. The amounts accrued in connection with environmental cleanup related matters were not significant over this time period.

For the past three-year period, environmental related capital projects have averaged less than 10 percent of the Company's total capital expenditure programs, and the expense of environmental compliance (e.g. environmental testing, permits, consultants and in-house staff) was not material.

There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup related matters are projected to be $8.0 million for 1999, all of which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, management believes that environmental cleanup related reserves at December 31, 1998 are reasonable and adequate and that environmental matters are not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on operating results or cash flows.

18.  LITIGATION AND CONTINGENCIES

Various lawsuits, claims and proceedings are pending against the Company. The most significant of these are described below.

The Company and certain of its present and former officers have agreed to a Stipulation of Settlement ("Stipulation") of a class action filed in November 1995 which alleged misstatements and omissions in connection with press releases issued in 1995 concerning the Company's PremAir (registered trademark) catalyst systems. In the settlement, which was approved by the Court on December 8, 1998, in exchange for the dismissal of the complaint against all defendants, the Company will pay no more than $7.2 million of a maximum settlement amount of $21.5 million. The balance of the settlement amount will be paid by insurance carried by the Company for such purposes. Because the final settlement amount will depend on the number of eligible shares of the Company's common stock for which claims are submitted, the amounts to be paid by the Company and the insurer could be less (but in no event more) than the above-stated amounts. This matter, if resolved in accordance with the Stipulation, will not have a material adverse effect on the operating results of the Company.

The Company is one of a number of defendants in numerous proceedings which allege that the plaintiffs contracted cancer and/or suffered other injuries from exposure to talc, asbestos or other "toxic" substances purportedly supplied by the Company and other defendants. The Company is also subject to a number of environmental contingencies (see Note 17, "Environmental Costs" of the Notes to Consolidated Financial Statements on pages 61 and 62 of this Form 10-K) and is a defendant in a number of lawsuits covering a wide range of other matters. In some of these matters, the remedies sought or damages claimed are substantial. During 1998, 1997 and 1996, the Company provided $2.4 million, $2.8 million and $4.3 million, respectively, for existing legal proceedings. While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on the operating results or cash flows.

In July 1996, the Securities and Exchange Commission (SEC) issued a formal order of investigation concerning the sales of Engelhard stock by certain of the Company's officers and directors during 1995. Subpoenas for documents and witness testimony were issued by the SEC. In response, the Company provided documents to the SEC and witnesses were examined by the SEC staff during 1996.

In 1998, management learned that Engelhard and several other companies operating in Japan had been victims of a fraudulent scheme involving base-metal inventory held in third-party warehouses in Japan. The inventory loss was approximately $40 million in 1997 and $20 million in 1998. The Company is vigorously pursuing various recovery actions. These actions include negotiations with the various third parties involved and in several instances the commencement of litigation. During 1998, Engelhard recorded a receivable from the insurance carriers and third parties involved for approximately $20 million. This amount represents management's and counsel's best estimate of the minimum probable recovery from the various insurance policies and other parties involved in the fraudulent scheme.

In February 1999, the Peruvian taxing authority made public an investigation of the country's gold industry stemming from suspected evasion of value-added tax payments. Engelhard Peru, S.A., a purchaser and exporter of gold, has paid the tax to its vendors for each purchase and then claimed a refund from the Peruvian taxing authority after export. Engelhard typically would post a one-month letter of credit to obtain a prompt refund. Engelhard's refund claims for November and December of 1998 and January of 1999 were approximately $10 million per month. Engelhard has received the refunds for November and December, but, at the request of the government, the letters of credit, in the amount of $20 million, have been extended until July 1999 while the industry investigation is conducted. The refund for January 1999 is going through the claim procedure and remains unpaid. Management believes, based upon consultation with counsel, that all appropriate tax payments have been made and that the Company is entitled to all refunds claimed. However, if the resolution of this matter differs from management's belief, the maximum financial exposure is approximately $30 million. Meanwhile, the Company has suspended any operations that could further increase the value-added tax exposure pending completion of the industry investigation.

19.  SUPPLEMENTAL INFORMATION

The following table presents certain supplementary information to the Consolidated Statements of Cash Flows:

SUPPLEMENTARY CASH FLOW INFORMATION
(in millions)                                           1998     1997      1996
                                                     ---------------------------
Cash paid during the year for
  Interest                                           $  49.6   $ 43.9   $  34.2
  Income taxes                                          57.6     29.5      41.3
Change in assets and liabilities -- source (use)
  Receivables                                        $ (41.1)  $ 43.2   $ (82.1)
  Committed metal positions                            (98.0)   (81.6)    (64.8)
  Inventories                                           23.9    (36.0)    (33.2)
  Other current assets                                 (29.5)    24.4      (7.5)
  Other noncurrent assets                               21.8    (68.8)      0.2
  Accounts payable                                      41.4     17.1       2.7
  Accrued liabilities                                   (7.6)    48.2     (23.5)
  Noncurrent liabilities                               (14.1)   (23.1)      2.5
                                                     ---------------------------
Net change in assets and liabilities                 $(103.2)  $(76.6)  $(205.7)
                                                     ===========================

The following table presents certain supplementary information to the Consolidated Balance Sheets:

SUPPLEMENTARY BALANCE SHEET INFORMATION
 (in millions)                              1998        1997
                                          ------------------
Taxes payable                             $ 63.9      $ 50.4
Payroll-related accruals                    48.7        45.3
Deferred income                             17.4         7.1
Interest payable                            13.5        12.4
Restructuring reserve                        9.6        22.0
Environmental reserve                        8.5        10.6
Other                                       73.6        90.2
                                          ------------------
Other current liabilities                 $235.2      $238.0
                                          ==================

20.  SUBSEQUENT EVENT

On March 2, 1999, Engelhard Corporation announced that it has reached an agreement to purchase approximately 18 million shares of Engelhard stock owned by Minorco, with the remainder of Minorco's 31.8% stake (approximately 28 million shares) to be sold through an underwritten public offering. Engelhard has filed a shelf registration on Form S-3 for those 28 million shares.

Minorco, a Luxembourg-based company, previously announced its intention to divest its 31.8% interest in Engelhard prior to the combination of its businesses with those of Anglo American Corporation of South Africa Limited, which is expected to occur by the end of May 1999.

Under terms of the agreement, Engelhard will purchase approximately 18 million shares at $18.90 per share or the price received by Minorco in the secondary offering less the underwriting spread, whichever is lower. Engelhard also has agreed to purchase up to an additional two million shares if available at the end of the offering. The 20 million shares represent 13.9% of Engelhard's total shares outstanding. In addition, Minorco will compensate Engelhard for the costs and expenses incurred in connection with the transaction.

Engelhard anticipates initially financing the purchase with short-term debt and intends to take steps to reduce its total debt going forward. It is reviewing its portfolio to identify non-core assets and businesses for potential sale and exploring ways to further reduce operating expenses.

Engelhard's purchase of shares and the secondary offering are expected to be completed during the second quarter of 1999.

In October 1998, Standard & Poor's and Moody's Investors Service each placed its ratings of Engelhard Corporation debt on credit watch. The rating action was prompted by Engelhard's announcement that it had hired financial advisors to help the Company explore its strategic alternatives after Minorco announced that it will be divesting its 31.8% interest in Engelhard Corporation. In March 1999, Moody's Investors Service confirmed the A3 ratings on Engelhard's senior unsecured debt and confirmed the Company's commercial paper rating at Prime-2. In addition, in March 1999 Standard & Poor's announced that ratings on Engelhard remain on credit watch, with the implications being revised to "negative" from "developing". If the transaction is consummated as described above, Standard & Poor's indicated that it would lower its corporate credit and senior unsecured debt ratings to single-'A' minus from single-'A' and its commercial paper ratings to A-'2' from A-'1'. These rating actions followed the March 2, 1999 announcement discussed above.

                       Report of Independent Accountants
                       _________________________________



To the Shareholders and Board of Directors of Engelhard Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, shareholders' equity and cash flows, appearing on pages 32 through 65 present fairly, in all material respects, the consolidated financial position of Engelhard Corporation and Subsidiaries (the "Company") as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PRICEWATERHOUSECOOPERS LLP

New York, New York
February 4, 1999, except
for Note 20, as to which
the date is March 2, 1999


                                                            First         Second          Third         Fourth
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)             quarter        quarter        quarter        quarter
                                                        -------------------------------------------------------
1998
Net sales                                                  $970.6       $1,074.5       $1,039.5       $1,090.0
Gross profit                                                149.0          171.8          150.0          176.1
Earnings before income taxes                                 62.3           73.4           58.3           66.5
Net earnings                                                 43.2           50.9           45.2           47.8
Basic earnings per share                                     0.30           0.35           0.31           0.33
Diluted earnings per share                                   0.30           0.35           0.31           0.33

1997
Net sales                                                  $884.2         $896.7         $836.1       $1,013.6
Gross profit                                                141.7          154.5          140.1          163.6
Earnings/(loss) before income taxes                          53.8           63.1           54.7          (85.7)
Net earnings/(loss)                                          37.6           44.2           38.8          (72.8)
Basic earnings/(loss) per share                              0.26           0.31           0.27          (0.50)
Diluted earnings/(loss) per share                            0.26           0.30           0.27          (0.50)


Results in the third and fourth quarters of 1998 include pre-tax gains of $4.0 million ($2.4 million after tax)
and $4.2 million ($2.5 million after tax), respectively, on the sale of inventory accounted for under the LIFO method.  In addition, the effective tax rate for the third quarter of 1998 was reduced to reflect the reversal of a valuation allowance related to capital loss carryforwards (see Note 10, "Income Taxes" of the Notes to
Consolidated Financial Statements on pages 47-48 of this Form 10-K for further detail).

Results in the fourth quarter of 1997 include a pre-tax gain of $3.3 million ($2.0 million after tax) on the sale of inventory accounted for under the LIFO method.

Results in the fourth quarter of 1997 include special and other charges of $149.6 million ($117.7 million after tax) for a variety of events (including restructuring actions and a loss from the base-metal fraud in Japan).
Basic and diluted earnings per share amounts are calculated independently for each of the quarters presented.
The sum of the quarters may not equal the full year earnings-per-share amounts.


           Changes in and Disagreements with
Item 9.    Accountants on Accounting and Financial Disclosure
------     --------------------------------------------------
           Not applicable.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant
-------    --------------------------------------------------

           (a)  Directors -

     Information concerning directors of the Company is included under the caption "Election of Directors" and "Information with Respect to Nominees and Directors Whose Terms Continue" in the Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

           (b)  Executive Officers -

ARTHUR A. DORNBUSCH, II       Age 55.  Vice President, General Counsel and
                              Secretary of the Company from prior to 1994.

MARK DRESNER                  Age 47. Vice President of Corporate Communications
                              effective December 17, 1998.  Director of
                              Corporate Communications from October 1995 to
                              December 1998. Director of Human Resources for the Chemical Catalysts Group from August 1994 to
                              September 1995. Director of Communications prior thereto.

THOMAS P. FITZPATRICK         Age 60.  Senior Vice President and Chief Financial
                              Officer effective May 1, 1997.  Partner with
                              Coopers & Lybrand L.L.P. prior thereto.

JOSEPH E. GONNELLA            Age 52.  Senior Vice President, Strategy and
                              Corporate Development effective February 1, 1997.
                              Group Vice President and General Manager of the
                              Environmental Technologies Group from August 1994 to January 1997. Business Director of the Mobile
                              Source business prior thereto.

JOHN C. HESS                  Age 46.  Vice President, Human Resources effective
                              August 1, 1997. Director of Human Resources for the Chemical Catalyst Group from November 1995 to
                              July 1997.  Director of Human Resources for
                              Policies, Plans and Services prior thereto.

PETER B. MARTIN               Age 59.  Vice President, Investor Relations
                              effective June 18, 1997.  Vice President, Investor
                              Relations, W.R. Grace & Company prior thereto.

BARRY W. PERRY *              Age 52.  President and Chief Operating Officer
                              effective February 1, 1997. Group Vice President and General Manager of the Pigments and Additives
                              Group prior thereto. Mr. Perry is also a director of Arrow Electronics.

PETER R. RAPIN                Age 44.  Treasurer effective July 8, 1998.
                              Assistant Treasurer from July 1995 to July 1998.
                              Director, Banking Services for the Westinghouse
                              Electric Corporation prior thereto.

* Also a director of the Company

ROBERT J. SCHAFFHAUSER        Age 60. Vice President and Chief Technical Officer
                              effective February 1, 1997. Vice President,
                              Technology and Corporate Development from January
                              1995 to January 1997.  Vice President, Corporate
                              Development prior thereto.

ORIN R. SMITH *               Age 63. Chairman and Chief Executive Officer of
                              the Company since January 1995. President and
                              Chief Executive Officer of the Company prior thereto. Mr. Smith is also a director of Ingersoll-Rand Company, Perkin-Elmer Corporation,
                              Summit Bancorp and Vulcan Materials Company.

MICHAEL A. SPERDUTO           Age 41.  Vice President-Finance since July 8,
                              1998.  Treasurer prior thereto.

DAVID C. WAJSGRAS             Age 38.  Controller of the Company effective
                              September 1, 1997.  Chief Financial Officer and
                              Director of Financial Services with AlliedSignal
                              Inc. Business Services Group from July 1994 to
                              August 1997.  Business Unit Controller for
                              AlliedSignal Inc. prior thereto.

* Also a director of the Company

     Officers of the Company are elected at the meeting of the Board of Directors held in May of each year after the annual meeting of shareholders and serve until their successors shall be elected and qualified and shall serve as such at the pleasure of the Board.

Item 11.   Executive Compensation
-------    ----------------------
     Information concerning executive compensation is included under the caption "Executive Compensation and Other Information" of the Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

           Security Ownership of Certain
Item 12.   Beneficial Owners and Management
-------    --------------------------------
     Information concerning security ownership of certain beneficial owners and management is included under the captions "Information as to Certain Shareholders" and "Share Ownership of Directors and Officers" of the Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

           Certain Relationships
Item 13.   and Related Transactions
-------    ------------------------
     Information concerning certain business relationships of nominees for director and directors and related transactions is included under the captions "Information as to Certain Shareholders", "Agreement with Minorco", "Information with Respect to Nominees and Directors Whose Terms Continue", "Share Ownership of Directors and Officers" and "Compensation Committee Interlocks, Insider Participation and Certain Transactions" of the Proxy Statement for the 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

           Exhibits, Financial Statement
Item 14.   Schedules and Reports on Form 8-K                              Pages
-------    ---------------------------------                              -----

(a)        (1) Financial Statements and Schedules

               Report of Independent Accountants                            66

               Consolidated Statements of Earnings for each of the          32
               three years in the period ended December 31, 1998

               Consolidated Balance Sheets at December 31, 1998 and 1997    33

               Consolidated Statements of Cash Flows for each of the        34
               three years in the period ended December 31, 1998

               Consolidated Statements of Shareholders' Equity for each     35
               of the three years in the period ended December 31, 1998

               Notes to Consolidated Financial Statements                 36-65

           (2) Financial Statement Schedules

               Consolidated financial statement schedules not filed herein have been omitted either because they are not applicable or the required information is shown in the Notes to Consolidated Financial Statement in this
               Form 10-K.

(b)        In a report on Form 8-K filed with the Securities and             *
           Exchange Commission on October 29, 1998, the Company recorded the adoption of its Stockholder Rights Plan.

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

* Incorporated by reference as indicated.

Exhibits                                                              Pages
--------                                                              -----
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

 (3) (h) Article II of the By-laws of the Company as amended            *
         December 17, 1998 (incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on January 29, 1999).

 (3) (i) Certificate of Designation relating to Series A Junior       78-84
         Participating Preferred Stock, filed with the State of Delaware, Office of the Secretary of State on November 12,
         1998.

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


*  Incorporated by reference as indicated.

Exhibits                                                                Page
--------                                                                ----
 (10)(k) Engelhard Corporation Directors Stock Option                    *
         Plan Effective May 4, 1995 (incorporated by reference to the 1995 definitive Proxy Statement filed with the Securities and Exchange Commission on March 31, 1995).

 (10)(l) Form of Agreement With Key Employees in the                     *
         Event of an Acquisition of a Control Interest in the Company, dated November 2, 1995 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 22, 1996).

 (10)(m) Amendments to the Key Employee Stock Bonus Plan of              *
         Engelhard Corporation adopted March 7, 1996
         (incorporated by reference to the 1996 definitive
         Proxy Statement filed with the Securities and Exchange Commission on March 29, 1996).

 (10)(n) Amendments to the Stock Bonus Plan for Non-Employee             *
         Directors of Engelhard Corporation adopted March 7,
         1996 (incorporated by reference to the 1996 definitive
         Proxy Statement filed with the Securities and Exchange
         Commission on March 29, 1996).

 (10)(o) Amendment to the Supplemental Retirement Program of             *
         Engelhard Corporation adopted December 19, 1996
         (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 27, 1997).

 (10)(p) Form of Separation Agreement with L. Donald LaTorre,            *
         formerly a Director, President and Chief Operating
         Officer of the Company, dated April 1, 1997
         (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 14,
         1997).

 (10)(q) Amendment to the Deferred Compensation Plan for Key             *
         Employees of Engelhard Corporation, adopted April 3,
         1997 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 14, 1997).

 (10)(r) Form of Employee Agreement with Orin R. Smith, Chairman         *
         and Chief Executive Officer of the Company, dated
         October 3, 1996 and amended on March 5, 1998
         (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 31, 1998).



* Incorporated by reference as indicated.

Exhibits                                                                Page
--------                                                                ----
 (10)(s) Change in Control Agreement dated as of March 17, 1998          *
         (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 15, 1998).

 (10)(t)  Change in Control Agreement (incorporated by reference         *
          to Form 10-Q filed with the Securities and Exchange
          Commission on August 13, 1998).

 (10)(u)  Amendment to Key Employees Deferred Compensation Plan,         *
          effective August 6, 1998 (incorporated by reference to Form 10-Q filed with the Securities and Exchange
          Commission on August 13, 1998).

 (10)(v)  Amendment to Supplemental Retirement Program of                *
          Engelhard Corporation, effective June 11, 1998
          (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 13,
          1998).

 (10)(w)  Engelhard Corporation Stock Option Plan of 1991 -            85-93
          conformed copy includes amendments through
          September 1998.

 (10)(x)  Rights Agreement, dated as of October 1, 1998 between          *
          the Company and ChaseMellon Shareholder Services, l.l.c., as Rights Agent (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 1998).

 (10)(y)  Amendment to Key Employees Stock Bonus Plan of                 *
          Engelhard Corporation, effective October 1, 1998
          (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 13, 1998).

 (10)(z)  Amendment to Supplemental Retirement Program of                *
          Engelhard Corporation, effective October 1, 1998.
          (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 13, 1998).

 (10)(aa) Amendment to Engelhard Corporation Directors and               *
          Executives Deferred Compensation Plan (1986-1989), effective October 1, 1998 (incorporated by reference to Form 10-Q filed with the Securities and Exchange
          Commission on November 13, 1998).

 (10)(ab) Amendment to Engelhard Corporation Directors and               *
          Executives Deferred Compensation Plan (1990-1993), effective October 1, 1998 (incorporated by reference to Form 10-Q filed with the Securities and Exchange
          Commission on November 13, 1998).

Exhibits                                                               Pages
--------                                                               -----
(10)(ac)  Amendment to Deferred Compensation Plan For Key                *
          Employees of Engelhard Corporation, effective
          October 1, 1998 (incorporated by reference to Form
          10-Q filed with the Securities and Exchange Commission on November 13, 1998).

(10)(ad)  Amendment to Deferred Compensation Plan For                    *
          Directors of Engelhard Corporation, effective
          October 1, 1998 (incorporated by reference to Form
          10-Q filed with the Securities and Exchange Commission on November 13, 1998).

(10)(ae)  Amendment to Retirement Plan For Directors of                  *
          Engelhard Corporation, effective October 1, 1998
          (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 13, 1998).

(10)(af)  Amendment to Stock Bonus Plan For Non-Employee                 *
          Directors of Engelhard Corporation, effective
          October 1, 1998 (incorporated by reference to Form
          10-Q filed with the Securities and Exchange Commission on November 13, 1998).

(10)(ag)  Amendment to Deferred Compensation Plan for Key                *
          Employees of Engelhard Corporation, effective
          August 6, 1998 (incorporated by reference to Form
          10-Q filed with the Securities and Exchange Commission on November 13, 1998).

(10)(ah)  Stock Purchase and Registration Rights Agreement dated         *
          as of March 2, 1999 between the Company and Minorco
          (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 2, 1999).

(12)      Computation of the Ratio of Earnings to Fixed Charges.       94-95

(21)      Subsidiaries of the Registrant.                              96-98

(23)      Consent of Independent Accountants.                          99-100

(24)      Powers of Attorney.                                         101-112

                                   Signatures
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Iselin, New Jersey on the 19th day of March 1999.


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


      Signature                        Title                        Date
      ---------                        -----                        ----


/s/ Orin R. Smith            Chairman and Chief Executive      March 19, 1999
-------------------------    Officer & Director
    Orin R. Smith            (Principal Executive Officer)



/s/ Thomas P. Fitzpatrick    Senior Vice President and         March 19, 1999
-------------------------    Chief Financial Officer
    Thomas P. Fitzpatrick    (Principal Financial Officer)



/s/ David C. Wajsgras        Controller                        March 19, 1999
-------------------------    (Principal Accounting Officer)
    David C. Wajsgras

           *                            Director              March 19, 1999
---------------------------
     Linda G. Alvarado


           *                            Director              March 19, 1999
---------------------------
     Marion H. Antonini


           *                            Director              March 19, 1999
---------------------------
      Anthony W. Lea


           *                            Director              March 19, 1999
--------------------------
  William R. Loomis, Jr.


           *                            Director              March 19, 1999
--------------------------
     James V. Napier


           *                            Director              March 19, 1999
--------------------------
      Norma T. Pace


           *                            Director              March 19, 1999
-------------------------
     Barry W. Perry


           *                            Director              March 19, 1999
-------------------------
    Reuben F. Richards


           *                            Director              March 19, 1999
-------------------------
      Henry R. Slack


           *                            Director              March 19, 1999
-------------------------
    Douglas G. Watson

* By this signature below, Arthur A. Dornbusch, II has signed this Form 10-K as attorney-in-fact for each person indicated by an asterisk pursuant to duly executed powers of attorney filed with the Securities and Exchange Commission included herein as Exhibit 24.

/s/ Arthur A. Dornbusch, II                                   March 19, 1999
---------------------------
    Arthur A. Dornbusch, II

                                  EXHIBIT 3(i)



                              ENGELHARD CORPORATION


          CERTIFICATE OF DESIGNATION OF BOARD OF DIRECTORS CLASSIFYING
                 AND DESIGNATING A SERIES OF PREFERRED STOCK AS

                  SERIES A JUNIOR PARTICIPATING PREFERRED STOCK
                           AND FIXING DISTRIBUTION AND
                   OTHER PREFERENCES AND RIGHTS OF SUCH SERIES
          ------------------------------------------------------------

                              ENGELHARD CORPORATION


                                   ----------


          Certificate of Designation of Board of Directors Classifying and Designating a Series of Preferred Stock as

                  Series A Junior Participating Preferred Stock
                           and Fixing Distribution and
                   Other Preferences and Rights of Such Series


                                   ----------


                  Engelhard Corporation, a Delaware corporation, having its principal office in the State of New Jersey in the City of Iselin (the "Company"), hereby certifies that:

                  Pursuant to authority conferred upon the Board of Directors by the Restated Certificate of Incorporation ("Charter") and Bylaws of the Company, the Board of Directors pursuant to resolutions adopted on October 1, 1998 (i) authorized the creation and issuance of up to 200,000 shares of Series A Junior Participating Preferred Stock which stock was previously authorized but not issued and (ii) determined the voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions, and terms and conditions of redemption of the shares of such series and the Dividend Rate payable on such series. Such voting powers, designations, preferences and relative, participating, optional or other special rights, qualifications, limitations or restrictions, and terms and conditions of redemption, number of shares and Dividend Rate are as follows:

                  Section 1. Number of Shares and Designation. This class of Preferred Stock shall be designated the Series A Junior Participating Preferred Stock (the "Series A Preferred Shares") and the number of shares which shall constitute such series shall be 200,000 shares, no par value. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of Series A Preferred Shares to a number less than the number of shares then outstanding plus the number of shares reserved for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Company convertible into Series A Preferred Shares.

                  Section 2. Dividend Rights. (1) Subject to the rights of holders of any shares of any series of Preferred Stock (or any similar stock) ranking prior and superior to the Series A Preferred Shares with respect to dividends, the holders of Series A Preferred Shares shall be entitled prior to the payment of any dividends on shares ranking junior to the Series A Preferred Shares to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the first day of February, May, August and November in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Preferred Shares, in an amount per share

(rounded to the nearest cent) equal to the greater of (a) $1.00 or (b) subject to the provision for adjustment hereinafter set forth, 1000 times the aggregate per share amount of all cash dividends, and 1000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions (other than a dividend payable in shares of common stock, par value $1.00 per share, of the Company (the "Common Stock") or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise)) declared on the Common Stock since the immediately preceding Quarterly Dividend Payment Date, or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Preferred Shares. In the event the Company shall at any time (i) declare or pay any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the amount to which holders of Series A Preferred Shares were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

                  (2) The Company shall declare a dividend or distribution on the Series A Preferred Shares as provided in subparagraph (1) above immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $1.00 per share on the Series A Preferred Shares shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

                  (3) Dividends shall begin to accrue and be cumulative on outstanding Series A Preferred Shares from the Quarterly Dividend Payment Date next preceding the date of issue of such Series A Preferred Shares, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of Series A Preferred Shares entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the Series A Preferred Shares in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of Series A Preferred Shares entitled to receive payment of a dividend or distribution declared thereon, which record date shall be no more than 30 days prior to the date fixed for the payment thereof.

                  Section 3. Liquidation. (1) Upon any liquidation, dissolution or winding up of the Company, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Shares unless, prior thereto, the holders of shares of Series A Preferred Shares shall have received $1.00 per share (the "Series A Liquidation Preference"), plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment. Following the payment of the full amount of the Series A Liquidation Preference, no additional distributions shall be made to the holders of shares of Series A Preferred Shares unless, prior thereto, the holders of shares of Common Stock shall have received an amount per share (the "Common Adjustment") equal to the quotient obtained by dividing (i) the Series A Liquidation Preference by (ii) 1000 (as appropriately adjusted as set forth in subparagraph (3) below to reflect such events as stocks splits, stock dividends and recapitalizations with respect to the Common Stock) (such number in clause
(ii), the "Adjustment Number"). Following the payment of the full amount of the Series A Liquidation Preference and the Common Adjustment in respect of all outstanding Series A Preferred Shares and shares of Common Stock, respectively, holders of Series A Preferred Shares and holders of shares of Common Stock shall receive their ratable and proportionate share of the remaining assets to be distributed in the ratio of the Adjustment Number to 1 with respect to the Series A Preferred Shares and Common Stock, on a per share basis, respectively.

                  (2) In the event, however, that there are not sufficient assets available to permit payment in full of the Series A Liquidation Preference and the liquidation preferences of all other series of Preferred Stock, if any, which rank on a parity with the Series A Preferred Shares, then such remaining assets shall be distributed ratably to the holders of such parity shares in proportion to their respective liquidation preferences. In the event, however, that there are not sufficient assets available to permit payment in full of the Common Adjustment, then such remaining assets shall be distributed ratably to the holders of Common Stock.

                  (3) In the event the Company shall at any time (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the Adjustment Number in effect immediately prior to such event shall be adjusted by multiplying such Adjustment Number by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

                  Section 4. No Redemption. The Series A Preferred Shares shall not be redeemable.

                  Section 5. Voting Rights. The holders of Series A Preferred Shares shall have the following voting rights:

                  (1) Subject to the provision for adjustment hereinafter set forth, each Series A Preferred Share shall entitle the holder thereof to 1000 votes on all matters voted on at a meeting of the stockholders of the Company. In the event the Company shall at any time (i) declare or pay any dividend on Common Stock payable in shares of Common Stock, or (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the number of votes per share to which holders of Series A Preferred Shares were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

                  (2) Except as otherwise provided herein or by law, the holders of Series A Preferred Shares and the holders of shares of Common Stock and any other capital stock of the Company having general voting rights shall vote together as one voting group on all matters submitted to a vote of stockholders of the Company.

                  (3) Except as set forth herein or as otherwise provided by law, holders of Series A Preferred Shares shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

                  Section 6.  Certain Restrictions.

                  (1) Whenever quarterly dividends or other dividends or distributions payable on the Series A Preferred Stock as provided in Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on Series A Preferred Shares outstanding shall have been paid in full, the Company shall not:

                  (i)declare or pay dividends on, make any other distributions on, or redeem or purchase or otherwise acquire for consideration any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Preferred Shares;

                  (ii)declare or pay dividends on or make any other distributions on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Shares, except dividends paid ratably on the Series A Preferred Shares and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

                  (iii) redeem or purchase or otherwise acquire for consideration shares of any stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Preferred Shares, provided that the Company may at any time redeem, purchase or otherwise acquire shares of any such parity stock in exchange for shares of any stock of the Company ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series A Preferred Shares; or

                  (iv)purchase or otherwise acquire for consideration any shares of Series A Preferred Shares or any shares of stock ranking on a parity with the Series A Preferred Shares, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

                  (2) The Company shall not permit any subsidiary of the Company to purchase or otherwise acquire for consideration any shares of stock of the Company unless the Company could, under subparagraph (1) of this Section 6, purchase or otherwise acquire such shares at such time and in such manner.

                  Section 7. Reacquired Shares. Any Series A Preferred Shares purchased or otherwise acquired by the Company in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein or in the Charter.

                  Section 8. Merger, Consolidation, etc. In case the Company shall enter into any merger, consolidation, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case each Series A Preferred Share shall at the same time be similarly exchanged or changed into an amount per share (subject to the provision for adjustment hereinafter set forth) equal to 1000 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Company shall at any time (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of Series A Preferred Shares shall be adjusted by multiplying such amount by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

                  Section 9. Ranking. The Series A Preferred Shares shall rank, with respect to the payment of dividends and distribution of assets, junior to all series of any other class of the Company's Preferred Stock unless the terms of any such series shall provide otherwise.

                  Section 10. Amendment. The Charter, including this Certificate of Designation establishing the rights and preferences of the Series A Preferred Shares, shall not be amended in any manner which would materially alter or change the powers, preferences or special rights of the Series A Preferred Shares so as to affect them adversely without the affirmative vote of the holders of a majority of the outstanding shares of Series A Preferred Shares, voting separately as one voting group.

                  Section 11. Fractional Shares. Series A Preferred Shares may be issued in fractions of a share which shall entitle the holder, in proportion to such holder's fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series A Preferred Shares.

                  IN WITNESS WHEREOF, the Company has caused this Certificate of Designation to be signed in its name and on its behalf and attested to by the undersigned on this 1st day of October, 1998 and the undersigned acknowledges under the penalties of perjury that this Certificate of Designation is the corporate act of said Company and that to the best of his knowledge, information and belief, the matters and facts set forth herein are true in all material respects.

                                    ENGELHARD CORPORATION



                                    By: /s/ Arthur A. Dornbusch, II
                                        ------------------------------
                                        Name: Arthur A. Dornbusch, II
                                        Title: Vice President, General
                                                 Counsel and Secretary


Attest:



/s/ Lester Fliegel
--------------------------
Name:  Lester Fliegel
Title: Assistant Secretary

                                  EXHIBIT 10(w)



                              ENGELHARD CORPORATION

                            STOCK OPTION PLAN OF 1991
                            -------------------------

                              ENGELHARD CORPORATION
                            STOCK OPTION PLAN OF 1991


                  1. Purposes. This Stock Option Plan (the "Plan") of Engelhard Corporation (the "Company") is established so that the Company may make available to essential executives the opportunity to acquire ownership of Company stock pursuant to options constituting incentive or non-qualified stock options under the Internal Revenue Code. It is anticipated that such stock options will materially assist the Company in providing incentives to essential executives for future performance.

                  2. Administration. The Plan shall be administered by a committee (the "Committee") which shall be appointed from time to time by the Board of Directors of the Company (the "Board of Directors"), and shall consist of not less than two directors of the Company who qualify as "disinterested persons" under Rule 16b-3(c)(2) issued by the Securities and Exchange Commission. The Committee shall have full power and authority, subject to the terms and conditions of the Plan, to determine the essential executives to whom awards may be made under the Plan, the number of such shares to be awarded to each of such essential executives, the applicable terms and conditions of such awards and all other matters which may arise in the administration of the Plan. The determination of the Committee concerning any matter arising under or with respect to the Plan or any awards granted hereunder shall be final, binding and conclusive on all interested persons. The Committee may as to all questions of accounting rely conclusively upon any determinations made by the independent auditors of the Company. Notwithstanding any provision of the Plan to the contrary, the Chief Executive Officer of the Company shall have the power and authority, subject to the terms and conditions of the Plan, to make awards under the Plan to executives who are not officers or directors of the Company for purposes of Section 16(b) of the Securities Exchange Act of 1934, as amended; provided, however, that the authority of the Chief Executive Officer to make such awards shall be subject to limitations as may be imposed from time to time by the Committee.

                  3. Stock Available for Options. There shall be available for option under the Plan 5,000,000 shares of the Company's Common Stock (the "Stock"), subject to any adjustments which may be made pursuant to Section 5(f) hereof. Shares of Stock used for purposes of the Plan may be either authorized and unissued shares or treasury shares or both. Stock covered by options which have terminated or expired prior to exercise or have been surrendered and cancelled as contemplated by Section 7(b) hereof shall be available for further option hereunder. Subject to any adjustments which may be made pursuant to
Section 5(f) hereof, the maximum number of shares of Stock with respect to which options may be granted during a calendar year to any employee under this Plan shall be 1,000,000 shares.

                  4. Eligibility. Essential managers and other key employees, including officers and directors of the Company, and of any subsidiary corporation, as defined in Section 424(f) of the Internal Revenue Code of 1986, as amended (the "Code"), of the Company ("Subsidiary"), shall be eligible to receive options under the Plan, provided that no option may be granted to any director who is not also an employee of the Company or a Subsidiary.

                  5. Terms and Conditions of Options. Each option granted hereunder shall be in writing, shall specify its type (incentive stock option or non-qualified stock option) and shall contain such terms and conditions as the Committee may determine, which terms and conditions need not be the same in each case or within each type, subject to the following:

                  (a) Option Price. The price at which each share of Stock covered by an option granted hereunder may be purchased shall not be less than the greater of the par value of the Stock or the fair market value thereof at the time of grant, as determined by the Board of Directors.

                  (b) Option Period. The period for exercise of an option shall not exceed ten years from the date the option is granted. Options may be made exercisable in installments during the option period. Any shares not purchased on any applicable installment date, if so provided in the related options, may be purchased thereafter at any time prior to the expiration of the option period. Any option granted before March 7, 1996 which is exercisable in installments shall become immediately exercisable in full in the event of an "acquisition of a control interest" in the Company. For purposes of this Plan, an "acquisition of a control interest" shall occur if: (A) twenty-five percent (25%) or more of the Company's outstanding securities entitled to vote in elections of directors ("voting securities") shall be beneficially owned, directly or indirectly (including options, conversion rights, warrants, and the like, considered as if exercised), by any person or group of persons, other than the group owning the same (including their affiliates and associates) on March 7, 1991; or (B) the majority of the Board of Directors ceases to consist of the existing membership or successors nominated by the existing membership or their similar successors. Any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of voting securities owned by other holders shall, for the purposes of the foregoing definition of "acquisition of a control interest", be deemed to constitute each party to such agreement, arrangement or understanding as the owner of such securities.

                  In the case of options granted under the Plan on or after March 7, 1996 which are exercisable in installments, such options shall become immediately exercisable in full at the time of a "Change in Control" unless the Committee expressly provides in the applicable option agreement entered into pursuant to this Plan that an additional condition or conditions must be satisfied in order for exercisability of the option to be accelerated, in which event exercisability of any such options shall be accelerated upon satisfaction of such condition(s), if any, following the Change in Control. The provisions relating to acceleration of exercisability of such options need not be the same for all options granted under the Plan. For this purpose, a "Change in Control" shall mean:

                           (a) the acquisition by any individual, entity or
                  group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person"), of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of

                  20% or more of either (1) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (2) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change in
                  Control: (i) any acquisition directly from the Company (other than by exercise of a conversion privilege); (ii) any acquisition by the Company or any of its subsidiaries; (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its subsidiaries; (iv) any acquisition by any corporation with respect to which, following such acquisition, more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Company Voting Securities immediately prior to such acquisition in substantially the same proportions as their ownership, immediately prior to such acquisition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be; or (v) any acquisition by a Person owning more than 25% of the Outstanding Company Common Stock on the date hereof; or

                           (b) During any period of two consecutive years,
                  individuals who, as of the beginning of such period, constitute the Board of Directors of the Company (the "Incumbent Board"), cease for any reason to constitute at least a majority of the Board of Directors of the Company; provided, however, that any individual becoming a director subsequent to the beginning of such period whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act); or

                           (c) approval by the shareholders of the Company of a
                  reorganization, merger or consolidation, in each case, with respect of which all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation, do not, following such reorganization, merger or consolidation, beneficially own, directly or indirectly, more than 60% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be; or

                           (d) approval by the shareholders of the Company of
                  (1) a complete liquidation or dissolution of the Company or
                  (2) a sale or other disposition of all or substantially all of the assets of the Company, other than to the corporation, with respect to which following such sale or other disposition, more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be.

                  (c) Exercise of Options. Unless the Committee determines otherwise, no option shall be exercisable until the expiration of at least one year from the date the option is granted; provided, however, that (i) an option granted before March 7, 1996 shall become immediately exercisable in full in the event of an "acquisition of a control interest" in the Company (as such term is defined in Section 5(b) hereof), whether or not such "acquisition of a control interest" in the Company occurs prior to the expiration of one year after the date the option is granted, and (ii) in the case of an option granted on or after March 7, 1996, such option shall become immediately exercisable in full as set forth in Section 5(b) hereof, whether or not the date of such immediate exercisability occurs prior to the expiration of one year after the date the option is granted. To exercise an option, the holder thereof shall give written notice to the Company specifying the number of shares to be purchased and accompanied by payment in full of the purchase price therefor. An option holder shall have none of the rights of a stockholder until the shares are paid for in full and issued to him. The purchase price may be paid in whole or in part with shares of Stock having a fair market value on the exercise date equal to the cash amount for which such shares are substituted; provided, however, that in no event may any portion of the purchase price be paid with shares of Stock acquired upon exercise of a stock option granted under this Plan unless such shares were acquired more than thirty days before the applicable date of exercise.

                  Notwithstanding any provision of this Plan to the contrary, the Committee shall have the authority at any time to accelerate the exercisability of all or any portion of any option granted under the Plan.

                  (d) Effect of Termination of Employment or Death. No option may be exercised after the termination of employment of an optionee, except that: (i) if such termination is by reason of disability or retirement at normal, deferred or early retirement age, under any retirement plan maintained by the Company or any Subsidiary, or for any other reason specifically approved in advance by the Committee, any options held by the optionee which were granted more than one year before such termination shall thereupon become exercisable in full, and
         (x) in the case of options granted before February 2, 1995, may be exercised by the optionee for a period of three months after such termination, and (y) in the case of options granted on or after February 2, 1995, may be exercised by the optionee during the period ending on the tenth anniversary of the date of grant of the option;
         (ii) if such termination is by action of the Company or a Subsidiary other than as provided in (i) above and other than discharge by reason of willful violation of the rules of the Company or instructions of superior(s), (x) in the case of options granted before August 7, 1997, any options held by the optionee which are exercisable at the time his employment terminates may be exercised by him for a period of three months after such termination, and (y) in the case of options granted on or after August 7, 1997, such options shall continue to become exercisable at the times set forth in the applicable stock option agreement notwithstanding such termination of employment and such options may be exercised during the period ending on the later of three months following the date the options become exercisable in full or such termination of employment; (iii) in the event of the death of an optionee after the termination of his employment pursuant to (i) or
         (ii) above, the person or persons to whom the optionee's rights are transferred by will or the laws of descent and distribution may exercise any options which the optionee could have exercised had he survived for the remainder of the period under (i) or (ii) above during which the optionee could have exercised the option if he had survived; and (iv) in the event of the death of an optionee while employed, any options then held by the optionee, which were granted more than one year before his death, shall thereupon become exercisable in full, and the person or persons to whom the optionee's rights are transferred by will or the laws of descent and distribution shall have (x) in the case of options granted before February 2, 1995, a period of one year thereafter to exercise such options, and (y) in the case of options granted on or after February 2, 1995, a period ending on the tenth anniversary of the date of grant of the option to exercise such options. In no event, however, shall any option be exercisable more than ten years from the date of grant thereof.

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

                  (f) Adjustment for Change in Stock Subject to Plan. In the event of a stock split, stock dividend, combination of shares, recapitalization, reorganization, merger, consolidation, rights offering, or any other change in the corporate structure or shares of the Company, the Board of Directors shall make such adjustments, if any, as it deems appropriate for purposes hereof in the number and kind of shares subject to the Plan, in the number and kind of shares covered by outstanding options, or in the option prices.

                  (g) Registration, Listing and Qualification of Shares. Each option shall be subject to the requirement that if at any time the Board of Directors shall determine that the registration, listing or qualification of the shares covered thereby upon any securities exchange or under any federal or state law, or the consent or approval of any governmental regulatory body is necessary or desirable as a condition of, or in connection with, the granting of such option or the purchase of shares thereunder, no such option may be exercised unless and until such registration, listing, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Board of Directors. Any person exercising an option shall make such representations and agreements and furnish such information as the Board of Directors may request to assure compliance with the foregoing or any other applicable legal requirements.

                  (h) Incentive Stock Options. Unless otherwise designated by the Committee, options granted under the Plan shall be deemed to be options not intended to qualify as "Incentive Stock Options" within the meaning of Section 422 of the Code. However, the Committee may designate options granted to an employee as Incentive Stock Options to the extent that such options and all other incentive stock options (as defined in Section 422 of the Code) held by the employee and exercisable for the first time by such employee during any calendar year (under all plans of the Company and its parent and subsidiary corporations (as hereinafter defined)) cover shares of the Company having an aggregate fair market value (determined by the Committee as of the time the option is granted in such manner as will constitute an attempt in good faith to meet the applicable requirements of Section 422(b) of the Code) of not more than $100,000. Options deemed to be Incentive Stock Options hereunder shall comply with the following requirements in addition to the terms and conditions previously set forth in this Plan. Incentive Stock Options and other stock options granted under the Plan shall be clearly identified as such. (The terms "parent" or "subsidiary" corporation as used in this Section 5(h) shall have the respective meanings set forth in Section 424(e) and (f) of the Code.)

                  The additional requirements referred to are the following:

                           (A) Notwithstanding the provisions of this Plan for
                  exercise of stock options after the death of the Optionee or any other provision of this Plan, an Incentive Stock Option may not in any event be exercised after the expiration of ten years from the date the Incentive Stock Option is granted. Each stock option agreement shall so provide with respect to any and all Incentive Stock Options covered by that agreement.

                           (B) No Incentive Stock Option shall be granted to an
                  individual who, at the time the Incentive Stock Option is granted, owns (within the meaning of Section 422(b)(6) of the Code) stock possessing more than ten percent of the total combined voting power of all classes of stock of the Company or of its parent or subsidiary corporation, if any (a "10-percent shareholder"), unless, at the time the Incentive Stock Option is granted, the option price is at least 110 percent of the fair market value of the shares subject to the Incentive Stock Option and the Incentive Stock Option by its terms is not exercisable after the expiration of five years from the date the Incentive Stock Option is granted to such 10-percent shareholder.

                  (i) Tax Withholding. The Committee may establish such rules and procedures as it considers desirable in order to satisfy any obligation of the Company or any Subsidiary to withhold Federal income taxes or other taxes with respect to the exercise of an option (other than an Incentive Stock Option) under the Plan, including without limitation rules and procedures permitting an optionee to elect that the Company withhold shares of Stock otherwise issuable upon exercise of such option in order to satisfy such withholding obligation.

                  6. Duration. Unless sooner terminated by the Board of Directors, the Plan shall terminate on, and no option shall be granted hereunder after June 30, 2001.

                  7. (a) Amendment. The Board of Directors may amend or terminate the Plan at any time; provided, however, that any such amendment or termination shall be subject to the approval of the Company's shareholders to the extent such shareholder approval is required (i) in order to insure that options granted under the Plan are exempt under Rule 16b-3 promulgated under the Securities Exchange Act of 1934 or (ii) under Section 422 of the Internal Revenue Code of 1986, as amended; provided, further, however, that, without the consent of an affected optionee, no amendment or termination of the Plan may impair the rights or, in any other manner, adversely affect the rights of such optionee under any option theretofore granted to him. Notwithstanding the foregoing, the Committee shall have the right to accept the surrender of and cancel options issued under the Plan and reissue those options and to amend the terms of outstanding options under the terms and conditions set forth herein.

                  (b) Surrender, Cancellation and Reissue of Options. The Committee, upon invitation by it during the term of this Plan to any holder(s) of options under the Plan to do so, may accept the surrender of outstanding options, cancel such options and issue in exchange therefor new options under this Plan, provided:

                  (1) the tender of options for surrender is in accordance with such conditions as the Committee may set forth in its invitation for that surrender;

                  (2) the number of shares covered by an option issued in exchange for a surrendered and cancelled option shall not exceed the number of shares covered by the option surrendered and cancelled;

                  (3) the exercise price and all other terms of each option issued in exchange shall comply with the requirements of this Plan for the issuance of options; and

                  (4) no such invitation for surrender of options shall be made by the Committee unless it first shall have determined that it is in the interest of the Company to provide an opportunity for the surrender and cancellation of outstanding options and the issue of new options in exchange therefor upon more appropriate terms and conditions, including exercise price.

                  (c) Amendments of Outstanding Options. In the event that any options issued under this Plan shall remain outstanding after June 30, 2001, and if the Committee shall determine that it is in the interest of the Company to amend the terms and conditions, including exercise price or prices, of such options, the Committee shall have the right, by written notice to the holders thereof, to amend the terms and conditions of such options including exercise price or prices; provided, however, that (i) no such amendment shall be adverse to the holders of the options, and (ii) the amended terms of an option, including exercise price or prices, would have been permitted under this Plan had the Plan been outstanding at the time of such amendment.

                  8. Effectiveness of the Plan. This Plan will not be made effective unless approved by the holders of not less than a majority of the outstanding shares of voting stock of the Company represented and entitled to vote thereon at a meeting thereof duly called and held for such purpose, and no option granted hereunder shall be exercisable prior to such approval.

                  9. Other Actions. This Plan shall not restrict the authority of the Board of Directors, for proper corporate purposes, to grant or assume stock options, other than under the Plan, to or with respect to any employee or other person.

                 10. Name. This Plan shall be known as the Engelhard Corporation Stock Option Plan of 1991.

                                   EXHIBIT 12

              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
              -----------------------------------------------------

EXHIBIT 12

                              ENGELHARD CORPORATION
              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                             (Dollars in Thousands)

                                                                         Years Ended December 31,
                                                   ----------------------------------------------------------------
                                                      1998           1997       1996         1995          1994
                                                      ----           ----       ----         ----          ----

Earnings from continuing operations
 before provision for income taxes                 $260,563       $ 85,812     $209,955     $185,312      $157,306

Add/(deduct)

   Portion of rents representative
   of the interest factor                             3,500          3,000        3,900        4,700         4,800

   Interest on indebtedness                          58,887         52,776       45,009       31,326        21,954

   Equity dividends                                   2,022          3,803        2,515        3,411         3,800

   Equity in (earnings) losses of affiliates        (10,077)        47,833        5,008         (695)         (632)
                                                   ---------      --------     --------     ---------     ---------

   Earnings, as adjusted                           $314,895       $193,224     $266,387     $224,054      $187,228
                                                   =========      ========     ========     =========     =========


Fixed Charges

   Portion of rents representative
   of the interest factor                            $3,500         $3,000       $3,900       $4,700        $4,800

   Interest on indebtedness                          58,887         52,776       45,009       31,326        21,954

   Capitalized interest                               1,897            651          875          784           528
                                                    --------       -------      -------      -------       --------

   Fixed charges                                    $64,284        $56,427      $49,784      $36,810       $27,282
                                                    ========       =======      =======      =======       ========


Ratio of Earnings to Fixed Charges                     4.90           3.42 (A)     5.35         6.09          6.86
                                                    ========       =======      =======      =======       ========


(A)  Earnings in 1997 were negatively impacted by special and other charges of $149.6 million for a variety of events.
     Without such charges the ratio of earnings to fixed charges would have been 5.28.



                                   EXHIBIT 21:

                         SUBSIDIARIES OF THE REGISTRANT
                         ------------------------------

                         Subsidiaries of the Registrant
                         ------------------------------

                                                      Jurisdiction Under Which
Name of Subsidiary                                    Incorporated or Organized
------------------                                    -------------------------

Engelhard West, Inc.                                        California
Engelhard Canada, Ltd.                                      Canada
Engelhard Industries International, Ltd.                    Canada
Engelhard Technologies, Ltd.                                Canada
EC Delaware, Inc.                                           Delaware
EI Corporation                                              Delaware
Engelhard Asia Pacific, Inc.                                Delaware
Engelhard C Cubed Corporation                               Delaware
Engelhard DT, Inc.                                          Delaware
Engelhard EM Holding Company                                Delaware
Engelhard Energy Corporation                                Delaware
Engelhard Equity Corporation                                Delaware
Engelhard Financial Corporation                             Delaware
Engelhard MC, Inc.                                          Delaware
Engelhard Metal Plating, Inc.                               Delaware
Engelhard Pollution Control, Inc.                           Delaware
Engelhard Power Marketing, Inc.                             Delaware
Engelhard Sensor Technologies, Inc.                         Delaware
Engelhard Strategic Investments, Inc.                       Delaware
Engelhard Supply Corporation                                Delaware
International Dioxide, Inc.                                 Delaware
Mustang Property Corporation                                Delaware
Engelhard Pigments OY                                       Finland
Engelhard Pyrocontrole S.A.                                 France
Engelhard S.A.                                              France
Engelhard Holdings GmbH                                     Germany
Engelhard Process Chemicals GmbH                            Germany
Engelhard Technologies GmbH                                 Germany
Engelhard Technologies Verwaltsung GmbH                     Germany
Engelhard Italiana S.P.A.                                   Italy
Engelhard Metals Japan, Ltd.                                Japan
Engelhard Pigments Japan                                    Japan
Engelhard DeMeern, B.V.                                     The Netherlands
Engelhard Netherlands, B.V.                                 The Netherlands
Engelhard Terneuzen, B.V.                                   The Netherlands
Harshaw Chemical Company                                    New Jersey
Mearl Corporation                                           New Jersey
Engelhard Peru S.A.                                         Peru
Engelhard South Africa, Ltd.                                South Africa
Engelhard Metals A.G.                                       Switzerland
Engelhard International, Ltd.                               United Kingdom
Engelhard Limited                                           United Kingdom
Engelhard Metals, Ltd.                                      United Kingdom
Engelhard Sales, Ltd.                                       United Kingdom
Engelhard Technologies, Ltd.                                United Kingdom
Sheffield Smelting Co., Ltd.                                United Kingdom
Engelhard Export Corporation                                U.S. Virgin Islands

                         Subsidiaries of the Registrant
                         ------------------------------

                                                      Jurisdiction Under Which
Name of Subsidiary/Affiliate                          Incorporated or Organized
----------------------------                          -------------------------

Engelhard-CLAL, Ltd. Partnership                            Delaware
Engelhard-CLAL SAS                                          France
Engelhard HexCore L.P.                                      Delaware
NE Chemcat Corporation                                      Japan
Tickford Engelhard                                          Michigan
Heesung-Engelhard Corporation                               South Korea
Acreon Catalysts                                            Texas
Dnipro Kaolin                                               Ukraine


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

                                  EXHIBIT 23:

                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------

                       Consent of Independent Accountants
                       ----------------------------------



     We consent to the incorporation by reference in the registration statements of Engelhard Corporation and Subsidiaries on Form S-8 (File Nos. 2-72830, 2-81559, 2-84477, 2- 89747, 33-28540, 33-37724, 33-40365, 33-40338 and 33-43934)
of our report dated February 4, 1999 (except for Note 20, as to which the date is March 2, 1999) on our audits of the consolidated financial statements of Engelhard Corporation and Subsidiaries, as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998 which report is included in this Annual Report on Form 10-K.









PRICEWATERHOUSECOOPERS LLP

New York, New York
March 18, 1999

                                  EXHIBIT 24:


                               POWERS OF ATTORNEY
                               ------------------

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney




     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 16, 1999.




                                              /s/ Linda G. Alvarado
                                           _____________________________
                                                  Linda G. Alvarado

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 11, 1999.




                                             /s/ Marion H. Antonini
                                         ________________________________
                                                 Marion H. Antonini

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 16, 1999.




                                              /s/ Anthony W. Lea
                                         ________________________________
                                                  Anthony W. Lea

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 11, 1999.





                                            /s/ William R. Loomis, Jr.
                                          ______________________________
                                                William R. Loomis, Jr.

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 11, 1999.





                                               /s/ James V. Napier
                                          ______________________________
                                                   James V. Napier

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 11, 1999.




                                               /s/ Norma T. Pace
                                         ________________________________
                                                   Norma T. Pace

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 11, 1999.




                                             /s/ Barry W. Perry
                                        _________________________________
                                                 Barry W. Perry

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 11, 1999.




                                               /s/ Reuben F. Richards
                                         ________________________________
                                                   Reuben F. Richards

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 11, 1999.




                                               /s/ Henry R. Slack
                                         _______________________________
                                                   Henry R. Slack

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 11, 1999.




                                               /s/ Orin R. Smith
                                         _______________________________
                                                   Orin R. Smith

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 11, 1999.



                                              /s/ Douglas G. Watson
                                        _________________________________
                                                  Douglas G. Watson