Form 10-Q
period 1999-03-31
ENGELHARD CORP
filed 1999-05-11
CIK 352947

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

                   For the quarterly period ended March 31, 1999
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  ------------------------------------------------

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

                            Yes   X       No
                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                        Outstanding at April 30, 1999
---------------------                        -----------------------------
    $1 par value                                      143,644,464

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              ENGELHARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (Thousands, except per share data)
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                        ---------------------
                                                          1999        1998
                                                        --------    --------

Net sales .........................................   $1,073,234    $970,553
Cost of sales .....................................      928,080     821,598
                                                      -----------   ---------

     Gross profit .................................      145,154     148,955

Selling, administrative and other expenses ........       77,595      78,741
                                                      -----------   ---------


     Operating earnings ...........................       67,559      70,214

Equity in earnings of affiliates ..................        3,675       4,405
Gain on sale of investment ........................        1,020           -
Net interest expense ..............................      (13,919)    (12,326)
                                                      -----------   ---------

     Earnings before income taxes .................       58,335      62,293


Income tax expense ................................       17,792      19,124
                                                      -----------   ---------

     Net earnings .................................   $   40,543    $ 43,169
                                                      ===========   =========

Basic earnings per share ..........................   $     0.28    $   0.30
                                                      ===========   =========
Diluted earnings per share ........................   $     0.28    $   0.30
                                                      ===========   =========

Cash dividends paid per share .....................   $     0.10    $   0.10
                                                      ===========   =========

Average number of shares outstanding - Basic ......      143,481     144,494
                                                      ===========   =========

Average number of shares outstanding - Diluted ....      145,441     145,307
                                                      ===========   =========

  See the Accompanying Notes to the Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)




                                                      March 31,   December 31,
                                                        1999          1998
                                                     ----------   ------------

Cash .............................................   $   29,422    $   22,339
Receivables ......................................      357,823       376,826
Committed metal positions ........................      721,004       541,224
Inventories ......................................      352,260       349,752
Other current assets .............................       81,768        69,826
                                                     ----------    ----------
       Total current assets ......................    1,542,277     1,359,967

Investments ......................................      165,738       156,727
Property, plant and equipment, net ...............      860,224       876,461
Intangible assets, net ...........................      324,158       326,253
Other noncurrent assets ..........................      152,383       146,911
                                                     ----------    ----------
       Total assets ..............................   $3,044,780    $2,866,319
                                                     ==========    ==========


Short-term borrowings ............................   $  268,462    $  255,002
Accounts payable .................................      282,529       227,535
Hedged metal obligations .........................      646,201       552,690
Other current liabilities ........................      224,501       235,218
                                                     ----------    ----------
       Total current liabilities .................    1,421,693     1,270,445

Long-term debt ...................................      497,526       497,393
Other noncurrent liabilities .....................      197,304       196,924
Shareholders' equity .............................      928,257       901,557
                                                     ----------    ----------
       Total liabilities and
         shareholders' equity ....................   $3,044,780    $2,866,319
                                                     ==========    ==========




  See the Accompanying Notes to the Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                            1999       1998
                                                         ---------   --------
Cash flows from operating activities
     Net earnings ....................................   $ 40,543    $ 43,169
     Adjustments to reconcile net earnings to cash
     provided by operating activities
          Depreciation, depletion and amortization ...     27,172      22,384
          Gain on sale of investment .................     (1,020)          -
          Equity results, net of dividends ...........     (3,675)     (4,405)
          Net change in assets and liabilities
               Metal related .........................    (88,168)    156,746
               All other .............................    (34,151)    (27,366)
                                                         ---------   ---------
          Net cash provided by (used in) operating
            activities ...............................    (59,299)    190,528
                                                         ---------   ---------

Cash flows from investing activities
     Capital expenditures, net .......................    (13,117)    (31,824)
     Acquisitions and investments, net ...............       (578)    (35,808)
     Other ...........................................     (1,540)        305
                                                         ---------   ---------
          Net cash used in investing activities ......    (15,235)    (67,327)
                                                         ---------   ---------

Cash flows from financing activities
     Increase in short-term borrowings ...............     13,460      35,684
     Increase (decrease) in hedged metal obligations .     78,834    (124,968)
     Proceeds from issuance of long-term debt ........        183           -
     Repayment of long-term debt .....................        (50)        (99)
     Purchase of treasury stock ......................          -      (3,444)
     Stock bonus and option plan transactions ........      2,222       2,210
     Dividends paid ..................................    (14,495)    (14,461)
                                                         ---------   ---------
          Net cash provided by (used in) financing
            activities ...............................     80,154    (105,078)

Effect of exchange rate changes on cash ..............      1,463      (1,318)
                                                         ---------   ---------
          Net change in cash .........................      7,083      16,805
          Cash at beginning of year ..................     22,339      28,765
                                                         ---------   ---------

          Cash at end of period ......................   $ 29,422    $ 45,570
                                                         =========   =========


  See the Accompanying Notes to the Condensed Consolidated Financial Statements

                              ENGELHARD CORPORATION
                          BUSINESS SEGMENT INFORMATION
                                   (Thousands)
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                    ------------------------
                                                        1999         1998
                                                    -----------    ---------
Net Sales
     Environmental Technologies ..................  $  149,223     $136,193
     Process Technologies ........................     118,095      109,123
     Paper Pigments and Additives ................      55,928       57,512
     Specialty Pigments and Additives ............      88,032       84,745
     Industrial Commodities Management ...........     635,400      553,777
                                                    -----------    ---------
          Reportable segments ....................   1,046,678      941,350
     All Other ...................................      26,556       29,203
                                                    -----------    ---------

                                                    $1,073,234     $970,553
                                                    ===========    =========

Operating Earnings
     Environmental Technologies ..................  $   24,179     $ 20,952
     Process Technologies ........................      14,390       12,826
     Paper Pigments and Additives ................       6,723        6,076
     Specialty Pigments and Additives ............      13,897       13,680
     Industrial Commodities Management ...........       6,890       14,376
                                                    -----------    ---------
          Reportable segments ....................      66,079       67,910
     All Other ...................................       1,480        2,304
                                                    -----------    ---------

                                                        67,559       70,214

Equity in earnings of affiliates .................       3,675        4,405
Gain on sale of investment .......................       1,020            -
Net interest expense .............................     (13,919)     (12,326)
                                                    -----------    ---------


          Earnings before income taxes ...........  $   58,335     $ 62,293

Income tax expense ...............................      17,792       19,124
                                                    -----------    ---------

          Net earnings ...........................  $   40,543     $ 43,169
                                                    ===========    =========

Within the "All other" category, sales to external customers and operating earnings are derived primarily from the Engineered Materials business, as well as royalty income and other miscellaneous income and expense items that are not related to the reportable segments.

  See the Accompanying Notes to the Condensed Consolidated Financial Statements

Notes to the Condensed Consolidated Financial Statements
--------------------------------------------------------

Note 1 - Basis of Presentation
------------------------------

     The unaudited condensed consolidated financial statements of Engelhard Corporation and subsidiaries (the "Company") contain all adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders.

Note 2 - Acquisition
--------------------

     On May 1, 1998, the Company acquired the chemical catalysts businesses of Mallinckrodt Inc. ("Mallinckrodt businesses") for approximately $210 million in cash. The Company financed the acquisition with a combination of commercial paper and bank borrowings. The purchase price exceeded the preliminary assessment of the fair value of net assets acquired by approximately $90 million, which is being amortized on a straight-line basis over 40 years. The results of the Mallinckrodt businesses are included in the accompanying financial statements from the date of acquisition: For the first quarter of 1999, the acquisition increased net sales by $17.8 million; operating earnings by $2.8 million; and had no impact on earnings per share, after considering the impact of higher interest expense related to the acquisition.

Note 3 - Inventories
--------------------

Inventories consist of the following (in thousands):

                                          March 31, 1999      December 31, 1998
                                          --------------      -----------------

Raw materials ...........................    $ 76,071             $ 76,304
Work in process .........................      89,004               54,933
Finished goods ..........................     158,197              189,653
Precious metals .........................      28,988               28,862
                                             --------             --------
Total inventories .......................    $352,260             $349,752
                                             ========             ========

Note 4 - Other Matters
----------------------

     In 1998, management learned that Engelhard and several other companies operating in Japan had been victims of a fraudulent scheme involving base-metal inventory held in third-party warehouses in Japan. The inventory loss was approximately $40 million in 1997 and $20 million in 1998. The Company is vigorously pursuing various recovery actions. These actions include negotiations with the various third parties involved and in several instances the commencement of litigation. In the first quarter of 1998, Engelhard recorded a receivable from the insurance carriers and third parties involved for approximately $20 million. This amount represents management's and counsel's best estimate of the minimum probable recovery from the various insurance policies and other parties involved in the fraudulent scheme.

     In February 1999, the Peruvian taxing authority made public an investigation of the country's gold industry stemming from suspected evasion of value-added tax payments. Engelhard Peru, S.A., a purchaser and exporter of gold, has paid the tax to its vendors for each purchase and then claimed a refund from the Peruvian taxing authority after export. Engelhard typically would post a one-month letter of credit to obtain a prompt refund. Engelhard's refund claims for November and December of 1998 and January of 1999 were approximately $10 million per month. Engelhard has received the refunds for November and December, but, at the request of the government, the letters of credit, in the amount of $20 million, have been extended until July 1999 while the industry investigation is conducted. The refund for January 1999 is going through the claim procedure and remains unpaid, and the related January letter of credit in the amount of $10 million, has also been extended until July 1999. The January letter of credit becomes effective upon receipt of the January refund by Engelhard. Management believes, based upon consultation with counsel, that all appropriate tax payments have been made and that the Company is entitled to all refunds claimed. However, if the resolution of this matter differs from management's belief, the maximum financial exposure is approximately $30 million.

Note 5 - Comprehensive Income
-----------------------------

Comprehensive income is summarized as follows (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                         ---------------------
                                                           1999         1998
                                                           ----         ----
Net earnings .........................................   $40,543      $43,169
Other comprehensive loss:
   Foreign currency translation adjustment ...........    (1,759)     (20,963)
                                                         --------     --------
Comprehensive income .................................   $38,784      $22,206
                                                         ========     ========

     No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations.

Note 6 - Earnings Per Share
---------------------------

The following table represents the computation of basic and diluted earnings per share:

                                                   Three Months Ended
                                                         March 31,
(in thousands, except per share data)             1999             1998
-------------------------------------           --------         --------

Basic EPS Computation
---------------------
Net earnings applicable to common shares        $ 40,543         $ 43,169
                                                --------         --------
Average number of shares outstanding             143,481          144,494
                                                --------         --------
Basic earnings per share                        $   0.28         $   0.30
                                                ========         ========

Diluted EPS Computation
-----------------------
Net earnings applicable to common shares        $ 40,543         $ 43,169
                                                --------         --------
Average number of shares outstanding             143,481          144,494
Effect of dilutive stock options                     625              813
Effect of Rabbi Trust                              1,335                -
                                                --------         --------
Total number of shares outstanding               145,441          145,307
                                                --------         --------
Diluted earnings per share                      $   0.28         $   0.30
                                                ========         ========


          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
-------   ---------------------------------------------

                              Results of Operations
                              ---------------------

Comparison of the First Quarter of 1999
With the First Quarter of 1998
---------------------------------------
     Net earnings decreased 6% to $40.5 million in the first quarter of 1999 from $43.2 million in the same period of 1998. Operating earnings for the first quarter of 1999 decreased 4% to $67.6 million, compared with $70.2 million in the same period of 1998. The Industrial Commodities Management segment reported lower operating earnings, which offset higher operating earnings for all of the Company's other reportable segments.

     The Company's share of earnings from affiliates was $3.7 million for the first quarter of 1999 compared with $4.4 million for the same quarter of 1998. The decrease was attributable to lower equity earnings from Engelhard-CLAL, a precious metal fabrication joint venture.

     Higher net interest expense was primarily due to increased borrowings due to the acquisition of the Mallinckrodt businesses, partially offset by a decrease in interest rates.

     Net sales for the first quarter of 1999 increased 11% to $1.1 billion from $1.0 billion for the same quarter of 1998. The Environmental Technologies, Process Technologies, Specialty Pigments and Additives, and Industrial Commodities Management segments reported higher sales, which more than offset the lower sales of the Paper Pigments and Additives segment and sales reported in the "All Other" category.

Environmental Technologies
--------------------------

     Operating earnings increased 15% to $24.2 million in the first quarter of 1999 from $21.0 million in the same period of 1998. Net sales for the first quarter of 1999 increased 10% to $149.2 million from $136.2 million in the same period of 1998.

     The segment had higher earnings largely due to increased volumes for emission-control systems in both North America and Europe and reduced material costs resulting from supply-chain management initiatives.

     More than 80% of the segment's sales and more than 90% of its operating earnings came from technologies to control emissions from mobile sources, including gasoline- and diesel-powered passenger cars, sport utility vehicles, trucks, buses and off-road vehicles. Sales and operating earnings from these technologies increased 12% and 17%, respectively. Continuing demand for the more sophisticated emission-control technologies drove sales increases in both North America and Europe. In North America, higher sales were primarily from increased volumes at General Motors. In Europe, the volume increase was primarily from Ford Motor Company and Nissan.

Process Technologies
--------------------

     Operating earnings increased 12% to $14.4 million in the first quarter of 1999 from $12.8 million in the same period of 1998. Net sales for the first quarter of 1999 increased 8% to $118.1 million from $109.1 million in the same period of 1998.

     Sales and earnings growth were driven by the May 1998 acquisition of the catalyst businesses of Mallinckrodt Inc., which accounted for $17.8 million in sales and $2.8 million in operating earnings in the first quarter of 1999. Excluding the results of the acquisition, operating earnings and net sales for the segment would have decreased 10% and 8%, respectively, partially due to the continuing lower demand for petrochemical catalysts. Overall weakness in the chemical industry reduced demand for petrochemical catalysts.

     Operating earnings from petroleum cracking catalysts were flat, as significantly lower operating costs offset the impact from a drop in demand from petroleum refiners. The lower operating costs resulted from the mid-1998 shutdown of a manufacturing facility in The Netherlands, manufacturing efficiencies and reduced administrative expenses. The plant shutdown reduced fixed costs by $2.0 million in the first quarter of 1999. The manufacturing efficiencies accounted for $1.1 million, while the reduced administrative expenses totaled $1.3 million.

Paper Pigments and Additives
----------------------------

     Operating earnings increased 11% to $6.7 million in the first quarter of 1999 from $6.1 million in the same period of 1998. Net sales for the first quarter of 1999 decreased 3% to $55.9 million from $57.5 million in the same period of 1998.

     Operating earnings were up despite a modest decline in sales as a result of lower manufacturing and commercial costs, which accounted for substantially all of the increase. The sales decrease primarily reflected an overall slowdown in the paper industry. Sales in Europe and North America decreased 13% and 4%, respectively, from the prior year first quarter while sales in the Asia-Pacific region increased 12%.

Specialty Pigments and Additives
--------------------------------

     Operating earnings increased 2% to $13.9 million in the first quarter of 1999 from $13.7 million in the same period of 1998. Net sales for the first quarter of 1999 increased 4% to $88.0 million from $84.7 million in the same period of 1998.

     The increase in operating earnings was driven by increased performance additives earnings of $2.3 million, due largely to higher attapulgite-based product earnings resulting from a 9% increase in sales. In addition, increased sales in the Asia-Pacific region increased earnings by $1.0 million, while specialty films increased earnings by $0.8 million due to a 35% increase in sales. These improved results were offset by higher period costs for specialty pigments resulting from the start up of a new manufacturing process.

Industrial Commodities Management
---------------------------------

     Operating earnings decreased 52% to $6.9 million in the first quarter of 1999 from $14.4 million in the same period of 1998. Net sales for the first quarter of 1999 increased 15% to $635.4 million from $553.8 million in the same period of 1998.

     Sales increased, as palladium and rhodium prices were significantly higher than in the year-ago quarter. The earnings decrease was the result of significantly lower volatility in platinum group metals markets during the quarter as compared with the prior year.

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

     At March 31, 1999, the Company's current ratio was 1.1, the same as at December 31, 1998. The Company's total debt to total capital ratio was 45%, the same as at December 31, 1998.

     The nature of the Industrial Commodities Management business can result in significant fluctuations in cash flow. To that end, committed metal positions increased due to a significant purchase of precious metals close to quarter end. Payment terms reduced the immediate outflow of cash and this is reflected in the increase in accounts payable. Hedged metal obligations also increased as a consequence of this transaction. Under contracts already in place, this metal will be sold during the second quarter causing an offsetting reduction in all balances. Management believes that the Company will continue to have adequate access to credit and other capital markets to meet its needs for the foreseeable future.

     Cash flows from investing activities were impacted by the acquisition of Semo Chemical Company and the restructuring of Engelhard/ICC in the first quarter of 1998, as well as the timing of capital expenditures in the first quarter of 1999. Capital expenditures in 1999 are anticipated to approximate 1998 spending.

                                 Other Matters
                                 -------------

Significant Shareholder Announcement
------------------------------------

     In the fourth quarter of 1998, Minorco announced that it was merging with Anglo American Corporation of South Africa Limited and that it would sell all the shares of common stock of Engelhard owned by Minorco and its affiliates, approximately 46 million shares.

     On March 2, 1999, Engelhard announced that Minorco would sell 26 million shares in a secondary public offering and it also agreed to purchase approximately 18 million of its shares owned by Minorco. Engelhard will purchase those shares for the price, net of the underwriting commission, received by Minorco in this offering. However, if that net price is more than $18.90 per share, Engelhard will purchase those 18 million shares for $18.90 per share. If the underwriters do not exercise all of their overallotment option granted to them by Minorco for up to 2 million shares, Engelhard will purchase those remaining shares at the same price that it will purchase the 18 million shares. The 20 million shares, which includes the additional 2 million shares related to the overallotment option, represent approximately 14% of Engelhard's total shares outstanding. Minorco has agreed to compensate Engelhard for its costs and other expenses relating to this offering and its purchase of the shares.

     Engelhard plans to initially finance the purchase with short-term debt and intends to take steps to reduce its total debt going forward. Engelhard does not believe the financing of the purchase will have any material impact on its liquidity. Engelhard is reviewing its portfolio to identify non-core assets and businesses for potential sale and exploring ways to further reduce operating expenses. Engelhard expects the buy-back to increase its earnings per share. If Engelhard purchased the 20 million shares from Minorco on January 1, 1999 at a price of $18.90 per share, it is estimated that Engelhard's first quarter 1999 earnings per share would have increased by approximately $.02 on both a basic and diluted basis.

     Engelhard's purchase of shares and the secondary offering are expected to be completed during the second quarter of 1999.

Year 2000 Update
----------------
The ability of computers, software or any equipment utilizing microprocessors to properly recognize and process data at the turn of the century is commonly referred to as a Y2K compliance issue. To address this issue, Engelhard has developed a worldwide Y2K readiness plan that is divided into phases. The phases are as follows:

o    Inventory - understanding what applications are in the portfolio.

o Assessment - determining what, if any, Y2K shortcomings each application has.

o Remediation - fixing or replacing each application to make it Y2K compliant.

o Testing - conducting thorough Y2K scenarios to ensure that the fixing of each application is complete.

The entire company has completed the inventory and assessment stages. Our major corporate-wide applications, such as order processing, financials, metals trading, human resources and payroll are all complete, including testing.

Engelhard has approached its Y2K compliance issue by categorizing its dependencies into two sections: Internal systems and External systems of suppliers and customers. Generally, internal systems identified as non-Y2K compliant will be replaced or modified by reprogramming, upgrading or other means. Many of the internal non-compliant systems were targeted for replacement for reasons other than Y2K issues as the benefits of newer technology had already created an economic business case for action. The cost of these replacement solutions will be capitalized as permitted by applicable accounting standards, whereas the cost of modification solutions will generally be expensed as repairs. External systems will be monitored with the cooperation of our suppliers and customers.

Internal IT systems - includes internal applications software such as finance, manufacturing and logistics. All internal IT systems have been inventoried and assessed for Y2K compliance.

An estimate of completion for individual business unit systems is as follows:

                  Approximate % Completion of Key Applications

                                         Actual             Plan
                                         ------       -----------------
                                          3/99        6/99        9/99
                                          ----        ----        ----

Environmental Technologies                 70           95         100
Process Technologies                       90          100         100
Paper Pigments and Additives               80          100         100
Specialty Pigments and Additives           70           90         100
Industrial Commodities Management          90          100         100
All Other                                  90          100         100

The projects which are either complete or still underway have been primarily internally planned and staffed. The only major project which used external help in assessment, remediation, and testing was our corporate order processing system (CSS), for which we engaged MCI Systemhouse. This is now complete.

A core team in corporate headquarters, including a representative from internal audit, has been given the responsibility to assess Y2K project progress during remediation. They also conduct reviews at the end of each major project to validate Y2K concurrence, according to a pre-determined checklist.

There has been little in the way of deferral of projects due to Y2K efforts. In fact, the two major system implementations at corporate (PeopleSoft for Human Resources and Oracle for Accounts Receivable) were Y2K compliance driven. Both are now complete.

There have been no Y2K problems to date. In particular, orders which have been placed with Y2K delivery have experienced no problem.

Internal Non-IT systems - includes embedded chip technology such as programmable logic controllers and related hardware/software; and personal computers and related software. Engelhard's programmable logic controllers and related hardware/software have been inventoried and assessed for Y2K compliance. Engelhard anticipates that all non-compliant equipment software will be replaced or upgraded by mid-1999. Engelhard believes that all of its "critical" personal computers and related software are Y2K compliant. All of Engelhard's other personal computers and related software are in the process of being remediated and tested. Engelhard believes that any non-compliant hardware/software will be replaced or upgraded by mid-1999.

External systems - includes systems of customers and suppliers. Engelhard is in the process of understanding the extent to which it is vulnerable to the Y2K issues of its customers and suppliers. Engelhard has identified and contacted third parties who would have a significant negative impact on operations if not Y2K compliant. Engelhard has assessed the status of these third parties and has developed requisite action plans where necessary. There can be no assurance that the Y2K compliance issues of these customers and suppliers will not have a material adverse affect on operating results or cash flows of the Company.

Engelhard's assessment of its suppliers regarding their Y2K readiness, including both domestic and international, includes comprehensive surveys of all vendors and individual assessments of key ones. The surveys are complete and revealed no major problems. The individual assessments are ongoing through 1999, and will include face-to-face reviews if appropriate. In Engelhard's communication with its customers regarding their inquiries to us, we have replied, with a standard written response which gives our assurance that we are taking the appropriate steps to be Y2K compliant before January 1, 2000.

The estimated total cost of implementing Y2K solutions is approximately $13.1 million. The total amount expended through December 31, 1998 was $10.6 million, with an additional $0.3 million expended in the first quarter of 1999. With regard to the $10.9 million expended to date, approximately $6.4 million has been expensed and $4.5 million capitalized in accordance with applicable accounting standards. The remaining Y2K expenditures are estimated to be incurred by the end of 1999, of which approximately $1.3 million will be expensed.

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

The failure to correct a material Y2K compliance problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could have a material adverse impact on the operations of Engelhard. Engelhard believes that, with the implementation of new business systems and completion of the Y2K project as scheduled, the possibility of significant interruptions of normal operations is reduced.

While we feel that we do not have significant exposure with respect to our major systems in dealing with Y2K, we have begun to assess areas in which a contingency plan is prudent in the event of an unforeseen problem.

To that end, each business has identified the key systems that require a contingency plan to be developed. Going forward, the milestones through 1999 are:

  Establish business/site teams to develop plans and
    procedures to address identified critical components              6/30
  Develop contingency plans                                           6/30
  Publish recommendations relative to year-end 1999 activities        7/31
  Test contingency plans where possible                               8/31

                           Forward-looking Statements
                           --------------------------

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

                           Part II - OTHER INFORMATION
                           ---------------------------

Item 4.   Results of Matters to a Vote of Security Holders
-------   ------------------------------------------------
(a)       The Company's Annual Meeting of the Shareholders was held on
          May 6, 1999.
(b)       Results of votes of security holders.

1.   Election of Directors             For               Withheld
     ---------------------             ---               --------
     Barry W. Perry                132,707,698           1,527,213
     Reuben F. Richards            132,684,026           1,550,885
     Henry R. Slack                132,609,874           1,625,037
     Orin R. Smith                 132,576,265           1,658,646

2.   Appointment of PricewaterhouseCoopers L.L.P. as Independent Public
     Accountants.

         For            Against         Abstain
         ---            -------         -------
     133,139,766        647,282         447,863

3. Approval of the Engelhard Corporation Deferred Stock Plan for Nonemployee Directors.

         For            Against         Abstain
         ---            -------         -------
     127,137,637       6,357,547        739,727

Item 6.  Exhibits and Reports on Form 8-K                                 Pages
-------  --------------------------------                                 -----

(a)(10)  Material Contracts.

         (a)  Engelhard Corporation Deferred Stock Plan for                 *
              Nonemployee Directors, effective May 6, 1999
              (incorporated by reference to the 1998 definitive
              Proxy Statement filed with the Securities and Exchange Commission on March 31, 1999).

         (b)  Credit Agreement dated as of April 10, 1997                   *
              (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 14,
              1997).

   (12)  Computation of the Ratio of Earnings to Fixed Charges.           18-19

(b)      In a report on Form 8-K filed with the SEC on March 2,             *
         1999, the Company reported the Stock Purchase And
         Registration Rights Agreement between Engelhard
         Corporation and Minorco.





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





Date       May 11, 1999                   /s/ Orin R. Smith
        ---------------------            -----------------------------
                                              Orin R. Smith
                                              Chairman and Chief
                                              Executive Officer







Date       May 11, 1999                   /s/ Thomas P. Fitzpatrick
        ---------------------            -----------------------------
                                              Thomas P. Fitzpatrick
                                              Senior Vice President and
                                              Chief Financial Officer






Date       May 11, 1999                   /s/ David C. Wajsgras
       ----------------------            -----------------------------
                                              David C. Wajsgras
                                              Controller

                                   EXHIBIT 12


              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
              -----------------------------------------------------


                                               ENGELHARD CORPORATION
                               COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                                               (Dollars in Thousands)
                                                    (Unaudited)

                                     Three Months Ended
                                          March 31,                             Years Ended December 31,
                                     ------------------   -----------------------------------------------------------------
                                           1999              1998        1997         1996         1995         1994
                                           ----              ----        ----         ----         ----         ----

Earnings from continuing operations
before provision for income taxes        $58,335          $260,563    $ 85,812      $209,955     $185,312     $157,306

Add/(deduct)

   Portion of rents representative
   of the interest factor                    875             3,500       3,000         3,900        4,700        4,800

   Interest on indebtedness               13,919            58,887      52,776        45,009       31,326       21,954

   Equity dividends                            -             2,022       3,803         2,515        3,411        3,800

   Equity in (earnings) losses
   of affiliates                          (3,675)          (10,077)     47,833         5,008         (695)        (632)
                                         --------         ---------   --------      --------     ---------    ---------

   Earnings, as adjusted                 $69,454          $314,895    $193,224      $266,387     $224,054     $187,228
                                         ========         =========   ========      ========     =========    =========

Fixed Charges

   Portion of rents representative
   of the interest factor                $   875          $  3,500    $  3,000      $  3,900     $  4,700     $  4,800

   Interest on indebtedness               13,919            58,887      52,776        45,009       31,326       21,954

   Capitalized interest                      292             1,897         651           875          784          528
                                         --------         ---------   --------      --------     --------     ---------

   Fixed charges                         $15,086          $ 64,284    $ 56,427      $ 49,784     $ 36,810     $ 27,282
                                         ========         =========   ========      ========     ========     =========

Ratio of Earnings to Fixed Charges          4.60              4.90        3.42 (a)      5.35         6.09         6.86
                                         ========         =========   ========      ========     ========     =========


(a)  Earnings in 1997 were negatively impacted by special and other charges of $149.6 million for a variety of events.
     Without such charges the ratio of earnings to fixed charges would have been 5.94.


                                       19