Form 10-K/A
period 1998-12-31
ENGELHARD CORP
filed 1999-05-18
CIK 352947

                                      1998
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A.

Number of shares of common stock outstanding as of April 30, 1999 - 143,644,464. Aggregate market value of common stock held by non-affiliates as of April 30, 1999 - $1,874,637,361.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Proxy Statement for the 1999 Annual Meeting of Shareholders.

                               Table of Contents
                               ------------------

Item                                                           Page
----                                                           ----
                                     Part I
1.  Business
    (a) General development of business                          3
    (b) Segment and geographic area data                    3-7, 63-67
    (c) Description of business                             3-7, 63-67

2.  Properties                                                 9-10

3.  Legal Proceedings                                         10-11

4.  Submission of Matters to a Vote of                          11
    Security Holders
                                     Part II

5.  Market for Registrant's                                     12
    Common Equity and Related
    Stockholder Matters

6.  Selected Financial Data                                   13, 74

7.  Management's Discussion and                               13-35
    Analysis of Financial Condition
    and Results of Operations

8.  Financial Statements and                                  36-73
    Supplementary Data

9.  Changes in and Disagreements with                          74
    Accountants on Accounting and Financial
    Disclosure
                                    Part III

10. Directors and Executive Officers of                       75-76
    the Registrant

11. Executive Compensation                                     76

12. Security Ownership of Certain                              76
    Beneficial Owners and Management

13. Certain Relationships and Related                          76
    Transactions
                                    Part IV

14. Exhibits, Financial Statement                             77-113
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

     The following information on the Company is included in Note 15, "Business Segment and Geographic Area Data", of the Notes to Consolidated Financial Statements. Sales to external customers, operating earnings/(losses), interest expense, depreciation, depletion and amortization, equity in earnings (losses) of affiliates, total assets, equity investments and capital expenditures.

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

     The manufacturing operations of the Environmental Technologies segment are carried out in the United States, Germany, India, South Africa and the United Kingdom with equity investments located in the United States and South Korea. The products are sold principally through the Company's sales organizations or those of its equity investments, supplemented by independent distributors and representatives.

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

     The Chemical Catalysts products consist of catalysts and sorbents used in the production of a variety of products or intermediates, including synthetic fibers, fragrances, antibiotics, vitamins, polymers, plastics, detergents, fuels and lube oils, solvents, oleochemicals and edible products. These catalysts are used in both batch and continuous operations, that in many cases, require special catalysts for each application. Chemical catalysts are based on the Company's proprietary technology and often are developed in close cooperation with specific customers. Sorbents are used to purify and decolorize naturally occurring fats and oils for manufacture into shortenings, margarines and cooking oils.

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

     The manufacturing operations of the Chemical Catalysts business are carried out in the United States, Belgium, Italy and The Netherlands. The products are sold principally through the Company's sales organizations supplemented by independent representatives.

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

     Other catalyst products of the Petroleum Catalysts business are used in reforming, hydrotreating, isomerization and selective hydrogenation processes in petroleum refineries to meet increasingly stringent fuel quality requirements. Silica gel absorbents are used in air drying and natural gas treating.

     The products of the Petroleum Catalysts business compete in the marketplace on the basis of cost and value performance. No single competitor is dominant in the markets in which the Company operates.

     The manufacturing operations of the Petroleum Catalysts business are carried out in the United States and Germany. The products are sold principally through the Company's sales organizations supplemented by independent distributors and representatives.

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

     Products for the paper market include Miragloss (trademark) pigments for coating applications requiring superior gloss and brightness; Luminex (registered trademark) pigments, a high brightness material for high-quality paper coating: Ansilex (trademark) pigments that provide the desired opacity, brightness, gloss and printability in paper products; Nuclay (trademark) specialized coating pigment for lightweight publication papers; Exsilon (trademark) structured pigments that improve the printability of lightweight coated paper and carbonless forms; and Spectrafil (trademark) pigments for newsprint and groundwood specialty markets.

     The products of the Paper Pigments and Additives segment compete with those of other kaolin manufacturers, as well as those of producers of precipitated calcium carbonate and ground calcium carbonate, on the basis of cost and value performance. No single competitor is dominant in the markets in which the Company competes.

     Paper Pigments and Additives' manufacturing operations are carried out in the United States, Finland and Japan. An equity investment is located in the Ukraine. Products are sold through the Company's sales organization or those of its equity investment, supplemented by independent distributors and representatives.

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

     Minerals-based performance additives are used principally as extender pigments for a variety of purposes in the manufacture of plastic, rubber, ink, ceramic, adhesive products and paint. Principal products include Satintone (trademark) products, ASP (trademark) pigments and Translink (trademark) surface modified reinforcements. The segment produces a variety of organic and inorganic color and pearlescent and natural pearl special-effect pigments for a wide range of applications. Additionally, the segment also produces gellants and sorbents with an assortment of uses, as well as Metamax (trademark) for the concrete industry.

     The products of the Specialty Pigments and Additives segment compete with those of other minerals and effect pigment manufacturers on the basis of cost and value performance. No single competitor is dominant in the markets in which the Company competes.

     Specialty Pigments and Additives' manufacturing operations are carried out in the United States and in South Korea. Subsidiary sales and distribution centers are located in France, Hong Kong, Japan, Mexico, The Netherlands and Turkey. Products are sold through the Company's sales organization supplemented by independent distributors and representatives.

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

     There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup related matters are projected to be $8.0 million for 1999, all of which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, management believes that environmental cleanup related reserves at December 31, 1998 are reasonable and adequate and that environmental matters are not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on the Company's operating results or cash flows.

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

     The Company and certain of its present and former officers have agreed to a Stipulation of Settlement ("Stipulation") of a class action filed in November 1995 which alleged misstatements and omissions in connection with press releases issued in 1995 concerning the Company's PremAir(trademark) catalyst systems. In the settlement, which was approved by the Court on December 8, 1998, in exchange for the dismissal of the complaint against all defendants, the Company will pay no more than $7.2 million of a maximum settlement amount of $21.5 million. The balance of the settlement amount will be paid by insurance carried by the Company for such purposes. Because the final settlement amount will depend on the number of eligible shares of the Company's common stock for which claims are submitted, the amounts to be paid by the Company and the insurer could be less, but in no event more, than the above-stated amounts. This matter, if resolved in accordance with the Stipulation of settlement, will not have a material adverse effect on the operating results of the Company.

     The Company is one of a number of defendants in numerous proceedings which allege that the plaintiffs contracted cancer and/or suffered other injuries from exposure to talc, asbestos or other "toxic" substances purportedly supplied by the Company and other defendants. The Company is also subject to a number of environmental contingencies and is a defendant in a number of lawsuits covering a wide range of other matters. In some of these matters, the remedies sought or damages claimed are substantial. While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from management's current expectations, could have a material adverse effect on the operating results or cash flows. See Note 17 of the Notes to Consolidated Financial Statements for information regarding environmental cleanup costs.

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

                                     PART II
                                     -------

           Market for Registrant's Common Equity
Item 5.    and Related Stockholder Matters
------     -------------------------------------

     As of April 30, 1999, there were 6,752 holders of record of the Company's common stock, which is traded on the New York Stock Exchange (ticker symbol "EC"), as well as on the London and Swiss stock exchanges.

     The range of market prices and cash dividends paid for each quarterly period were as follows:
                                         NYSE                      Cash
                                     market price             dividends paid
                                   High         Low             per share
                                 ---------   ---------        --------------
1999
First quarter                    $20 13/16   $16 1/2              $0.10
Second quarter                    20 11/16    16 1/4                  -
 (through May 12, 1999)

1998
First quarter                    $20         $16 1/2              $0.10
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

Results of Operations
Net earnings in 1997 include special and other charges of $117.7 million ($0.82 per share) for a variety of events, including restructuring actions and a loss from the base-metal fraud in Japan (see Note 18 of the Notes to Consolidated Financial Statements for detail).

The information in the discussion of each segment's results is derived directly from that segment's internal financial reporting system used for Management purposes. Items allocated to the segment's results include various corporate overhead charges such as expenses for information technology, research and development, and site management. Unallocated items include interest expense, royalty income, sale of inventory accounted for under the LIFO method, special and other charges and other miscellaneous Corporate items (see Note 15 of the Notes to Consolidated Financial Statements for further detail on Engelhard's segment reporting).

ENVIRONMENTAL TECHNOLOGIES
The Environmental Technologies segment develops and markets sophisticated technologies and systems to control emissions from mobile and stationary sources. These technologies enable customers to cost-effectively meet stringent environmental regulations.

1998 Performance
Sales increased 9% to $558.5 million, and operating earnings increased 22% to $83.5 million.

Discussion
The segment's operating earnings grew at a greater rate than sales as a result of three key factors:

1) sale of higher-value, more sophisticated emission-control technologies required to meet stricter environmental regulations;

2)   lower manufacturing and overall operating costs; and

3) the absence of losses from the portion of the stationary-source, emission-control business related to capital equipment, which was sold in February 1998.

More than 80% of the segment's sales and more than 90% of its operating earnings came from technologies to control emissions from mobile sources, including gasoline- and diesel-powered passenger cars, sport utility vehicles, trucks, buses and off-road vehicles. Sales and operating earnings from these technologies increased 12% and 13%, respectively. Continuing demand for the more sophisticated emission-control technologies drove sales increases in both Europe and North America. In Europe, the volume increase resulted from greater share with major European automakers. In North America, a major volume gain resulted from increased shipments to General Motors for their redesigned full-size trucks.

Outlook
The Company expects demand for environmental technologies to increase, driven by tightening air-emission standards worldwide. In 1998, for example, the California Air Resources Board (CARB)--a leader for the world's clean-air initiatives--enacted more stringent regulations for passenger cars, light trucks, minivans and sport utility vehicles for the 2004 model year. Compliance with stricter standards will likely require more sophisticated catalyst systems, which plays to Engelhard's technology strength. Additionally, the U.S. Environmental Protection Agency has accelerated the effective date for stricter diesel truck regulations to 2002 from 2004, driving development of new catalyst systems for diesel engine manufacturers. Beginning in 1999, the Company expects new sales of its diesel retrofit systems for several major urban bus programs.

The Company is bolstering manufacturing capacity in emerging markets where the phase-out of leaded fuels is driving catalyst demand. Engelhard Environmental Systems, Ltd., a joint venture of Engelhard and UCAL Fuel Systems Ltd., opened India's first emission-catalyst plant in June 1998. The Company also broke ground for a plant in Brazil, which will supply a major automaker's South American operations beginning in mid-1999.

Some automakers continue to emphasize the environmental benefits of their vehicles. For example, Volvo announced that it will include Engelhard's proprietary PremAir (registered trademark) catalyst system on the Volvo S80 luxury sedan beginning in late 1999. When applied to an automobile's radiator, PremAir converts ground-level ozone into oxygen.

ENVIRONMENTAL TECHNOLOGIES--PRIOR-YEAR COMPARISONS

1997 compared with 1996
Sales increased 10% to $512.4 million, and operating earnings increased 27% to $68.3 million.

Sales from mobile-source, emission-control technologies grew 16%, while operating earnings increased 43%. Earnings growth outpaced the sales increase due to the sale of higher-value, more sophisticated emission-control technologies required to meet stricter environmental regulations, improved utilization of existing manufacturing capacity and other productivity improvements. New volume from several European automakers provided the majority of the sales growth.

1996 compared with 1995
Sales increased 31% to $465.7 million, and operating earnings increased 63% to $53.9 million.

Sales from mobile-source, emission-control technologies grew 24%, while operating earnings grew 73%. The increases were driven by demand for the more sophisticated new technologies needed to meet stricter environmental regulations. Share growth at Ford Motor Company in North America and new customers in Europe provided the majority of the sales increase.

PROCESS TECHNOLOGIES

The Process Technologies segment helps customers make their processes more productive, efficient, environmentally sound and safer. The segment supplies advanced chemical and polymerization catalysts, sorbents and separation products. In addition, the segment's advanced cracking and hydroprocessing technologies enable petroleum refiners to more efficiently produce gasoline, transportation fuels and heating oils.

1998 Performance
Sales increased 19% to $533.3 million, and operating earnings increased 41% to $78.5 million.

Discussion
Sales and earnings growth were driven by the May 1998 acquisition of the catalyst businesses of Mallinckrodt Inc., which accounted for $67.7 million in sales and $16.2 million in operating earnings in 1998. The operating earnings increase also reflects a lower overall cost structure for the petroleum catalysts business. The lower cost structure resulted from the mid-1998 shutdown of a manufacturing facility in The Netherlands, manufacturing efficiencies and reduced administrative expenses. The plant shutdown reduced fixed costs by $4.0 million in 1998. The manufacturing efficiencies accounted for $6.0 million, while the reduced administrative expenses totaled $3.0 million. Global customer needs for fluid catalytic cracking (FCC) catalysts are now being met from expanded facilities in North America.

The acquisition broadened and strengthened the segment's existing product offering and gave it a position in the high-growth polymerization catalyst market segment. This business is now a major producer of custom and licensed catalysts for the manufacture of polypropylene, one of the fastest growing segments of the polyolefin market. The polypropylene market segment is expected to grow about 6% per year compared with growth rates of about 3%-5% for other polymerization catalyst market segments. This portion of the business had enough new commitments to justify significant expansions shortly following the acquisition. These expansions will increase capacity by about 20%.

Excluding the results of the acquisition, operating earnings for the segment would have increased 12%, largely due to the improved performance from petroleum catalysts, which more than offset declines from petrochemical catalysts. Overall competitive weakness in the chemical industry reduced demand for petrochemical catalysts.

Outlook
The Company expects earnings growth opportunities for chemical catalysts to be driven by:

1) a favorable comparison from the full-year inclusion of results from the acquired Mallinckrodt businesses; and

2)   anticipated strong demand for polypropylene catalysts.

The Company expects new capacity to be on stream by mid-year, and, based on continuing indications of growing demand, is planning to add even more capacity in the second half of the year. The Company anticipate weakness in the chemical industry to continue to negatively affect demand for petrochemical catalysts. As a result, the business intends to focus on aggressively controlling operating costs.

Lower spreads between light and heavy crude oils flattened demand for FCC catalysts in recent years. Petroleum refiners use FCC catalysts to break down crude oil in gasoline and other transportation and heating fuels. Refining lighter crudes requires a reduced quantity of catalysts as well as less sophisticated catalyst technology. As a result, competing technologies have become less differentiated. The Company expects demand for FCC catalysts to be relatively flat for several years. To generate value, this business expects to aggressively manage costs, maintain positive price momentum, capitalize on opportunities inherent in process technology proprietary to Engelhard and pursue select growth opportunities worldwide.

PROCESS TECHNOLOGIES--PRIOR-YEAR COMPARISONS

1997 compared with 1996
Sales increased 3% to $447.5 million, and operating earnings decreased 5% to $55.6 million.

Operating earnings from increased sales of chemical catalysts were offset by a $6 million decline in operating earnings from petroleum catalysts, primarily the result of continuing losses from European FCC catalyst operations. Sales of petroleum catalysts were flat. The segment's sales gain reflects higher sales of chemical catalysts driven by new alliances and the trend toward decaptivation -- producing catalysts for customers who formerly made their own. Alliances and decaptivation accounted for more than two thirds of the sales increase.

1996 compared with 1995
Sales increased 7% to $433.3 million, and operating earnings increased 14% to $58.6 million.

Strong economic conditions in the chemical industry and success in new business programs led to sales and operating earnings increases. Volumes were up for all product lines, most notably for catalysts used to make PTA (the main component for polyester), catalysts used to make PVC intermediates, and products to remove lead from drinking water. Collectively, these product lines accounted for about 25% of the segment's sales increase. Volume increases in petroleum catalysts were offset by lower pricing due to excess capacity in the FCC catalyst industry.

PAPER PIGMENTS AND ADDITIVES

The Paper Pigments and Additives segment provides primarily kaolin-based performance products used as coating and extender pigments by papermakers to improve the opacity, brightness, gloss and printability of their products.

1998 Performance
Sales decreased 1% to $239.4 million, and operating earnings increased 6% to $35.8 million.

Discussion
Operating earnings were up despite relatively flat sales as a result of ongoing productivity initiatives, which accounted for substantially all of the increase. The flat sales reflected an overall slowdown in the paper industry and reduced demand resulting from some paper makers switching to a process that does not require Kaolin-based pigments. Regionally, sales varied, with North American sales down 10% from the prior year and Europe up 7%. Asia-Pacific volume grew modestly, but prices there declined about 4%. The business launched Digitex (trademark) paper pigment, which enables large-scale commercial ink jet printers to economically produce large, colorful graphics like those on billboards and bus advertisements. The market's initial reception was positive, although shipments primarily were for trial and testing purposes.

Outlook
The Company expects paper industry conditions to remain depressed. The Company believes recovery in 1999 will be gradual if it occurs at all. Unused industry capacity could again impact pricing. In the face of these market conditions, the segment intends to focus on aggressive cost reductions, sale of higher-value-add products and continued introduction of new products. The segment is targeting increased sales of newly introduced Digitex (trademark) pigments as well as engineered pigments.

PAPER PIGMENTS AND ADDITIVES--PRIOR-YEAR COMPARISONS

1997 compared with 1996
Sales increased 2% to $242.0 million, and operating earnings decreased 19% to $33.9 million.

Lower pricing was the primary factor in the operating earnings decline despite a slight sales increase. The industry sought to address overcapacity issues by lowering prices to boost manufacturing volume. Earnings also were adversely affected by sales of lower margin products to certain customers in Asia and unscheduled maintenance costs.

1996 compared with 1995
Sales decreased 1% to $237.6 million, and operating earnings decreased 13% to $41.9 million.

Lower operating earnings resulted from reduced demand, which resulted from depressed economic conditions in the paper industry. However, new performance products developed and marketed during 1996 improved Engelhard's results compared with much of the industry. Among these new products was Luminex (registered trademark), a pigment bright enough to compete with more costly products and several other pigments that work better on high-speed papermaking machines. These pigments are based on a new, patented manufacturing process.

SPECIALTY PIGMENTS AND ADDITIVES

The Specialty Pigments and Additives segment provides functional additives to customers in a broad array of markets, including coatings, plastics, cosmetics and construction. The segment also provides iridescent films used in a variety of creative, decorative and packaging applications. The segment's products help customers improve the look, performance and overall cost of their products.

1998 Performance
Sales of $349.0 million were flat, and operating earnings decreased 35% to $42.0 million.

Discussion
Sales were flat as the impact of the economic downturn in the Asia-Pacific region and lower selling prices offset increases in sales of pearlescent pigments and attapulgite-based products. The economic crisis in Asia-Pacific began in 1997 and continued throughout 1998. Sales in Asia of pearlescent pigments and specialty-mineral products decreased 24% to $33.1 million. Competitive pressures in the Company's color and pearlescent pigment businesses drove prices down about 1.5%. The Company expects prices to continue at the same level through 1999. Overall, sales of pearlescent pigments rose 1% to $139.1 million, on the strength of increased demand from the cosmetics and industrial market segments. Sales of attapulgite-based products increased 15% to $32.2 million, reflecting the full-year inclusion of results from the acquisition of certain assets of Floridin, which occurred in June 1997.

A number of factors resulted in reduced operating earnings. First, reduced sales in Asia lowered earnings by $6.8 million, primarily in the industrial and automotive segments served by the specialty pigments and specialty minerals businesses. Second, operating earnings were reduced by another $4.9 million as a result of a sales shift to less sophisticated color products, which was driven by customer consolidations and vertical integration of a portion of the customer base, particularly in the ink market segment. Third, operating earnings were affected by price decreases of about 5%, which resulted from competitive pressure in the specialty pigments business. Fourth, operating earnings were adversely affected by $7.5 million as a result of an inventory-reduction program completed in 1998. All other sales volume increases resulted in an earnings increase of $1.0 million, due mostly to increased pearlescent pigment sales outside the Asia-Pacific region. In addition, operating earnings from attapulgite-based products were up $2.9 million, reflecting full-year benefit of the Floridin acquisition.

Benefits of cost reduction and productivity initiatives resulted in savings of $8.0 million in manufacturing costs, which partially was offset by operating cost increases of $6.0 million and non-recurring items totaling $2.0 million.

Outlook
The segment intends to focus on aggressive cost management and implementation of productivity improvements. The Company expects any improvement in economic conditions in Asia will be slow. The segment has planned new product introductions to the cosmetics and personal care markets as well as new product launches in the specialty-mineral and optical-effect film businesses. The segment is targeting increased sales of new glass-flake effect pigments across multiple market segments, including: custom car finishes; motorcycles, gel coats for automobiles, boats and personal watercraft; and plastic items such as toys and skis.

SPECIALTY PIGMENTS AND ADDITIVES--PRIOR-YEAR COMPARISONS

1997 compared with 1996
Sales increased 34% to $349.0 million, and operating earnings rose 64% to $64.3 million.

Sales and operating earnings growth were driven by the successful integration of Mearl Corporation, which was acquired in May 1996. Full-year, pretax benefit of the acquisition totaled $29.1 million. Capitalizing on cost, technology and market-channel synergies, Engelhard continued to build its leadership in pearlescent and color pigments, particularly in the automotive and cosmetics industries. In 1997, Engelhard introduced a unique product line called Cellini (trademark) which combines pearlescent and organic pigments. These unique products better position Engelhard to capitalize on the growing, high-fashion trend toward bright, vibrant color.

1996 compared with 1995
Sales increased 59% to $260.5 million, and operating earnings increased 64% to $39.1 million.

Sales growth was driven by performance additives and color pigments and addition of pearlescent pigment sales resulting from the acquisition of Mearl in May 1996. These factors contributed $15.2 million in operating earnings.

INDUSTRIAL COMMODITIES MANAGEMENT

The Industrial Commodities Management segment purchases and sells precious metals, base metals and related products. It does so under a variety of pricing and delivery arrangements structured to meet the logistical, financial and price risk management requirements of Engelhard, its customers and suppliers. Additionally, it offers related services for precious-metals refining and produces salts and solutions.

1998 Performance
Sales increased 20% to $2,346.8 million and operating earnings increased 8% to $48.4 million.

Discussion
Sales for this segment include all sales of metals to industrial customers plus purchases for refining, which are resold to the market at the conclusion of the refining process. The significant increase resulted primarily from higher palladium and rhodium volumes and prices. Changes in metal sales amounts are not necessarily indicative of changes in earnings because of the mix of potential arrangements with customers and other factors that may affect dealing and refining revenues. Operating earnings in 1998 were affected by lower margins earned on metal sales. As described in Note 1 to the Consolidated Financial Statements, the lower margins on Industrial Commodities Management sales are driven by including precious metals in both sales and cost of sales for certain transactions. Sales growth outpaced operating earnings as the result of higher prices for certain platinum group metals.

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

It should be noted that customers often supply the precious metals for manufactured products. In those cases, precious-metal values are not included as sales. The mix of such arrangements and the extent of market-price fluctuation can significantly affect the level of reported sales, but do not usually have a material effect on earnings. Precious metals are considered as sales if the metal was supplied by Engelhard. Purchase of metal generally is hedged (see Note 1 to the Consolidated Financial Statements.)

Outlook
While a sustainable level of base business is anticipated, market volatility, such as described above, cannot be assured. The benefits of such volatility represent an upside opportunity for this segment above its sustainable base business.

INDUSTRIAL COMMODITIES MANAGEMENT--PRIOR-YEAR COMPARISONS

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

SPECIAL AND OTHER CHARGES
In response to weak results of certain operations, and as a result of the base-metal fraud in Japan, Engelhard recorded, in the fourth quarter of 1997, special and other charges of $149.6 million ($117.7 million after tax). The following table sets forth the impact of the special and other charges in the 1997 Consolidated Statement of Earnings:

FINANCIAL IMPACT
                                                  Special and Other Charges
                                                  -------------------------
                                                  (in millions, except per
                                                        share amounts)

Cost of sales                                              $  (6.1)
Selling, administrative and other expenses                   (12.7)
Special charge                                               (86.0)
                                                           --------
Operating loss                                              (104.8)
Equity in losses of affiliates                               (44.8)
                                                           --------
Loss before income taxes                                    (149.6)
Income tax benefit                                            31.9
                                                           --------
Net loss                                                   $(117.7)
                                                           ========
Basic loss per share                                       $ (0.82)
                                                           ========
The 1997 special and other charges are described below:

* The Process Technologies segment incurred charges of $35.4 million primarily related to the closure and subsequent sale of a petroleum catalysts facility in The Netherlands used for the manufacture of fluid catalytic cracking (FCC) catalysts. Management approved a plan to improve the profitability of this business, primarily by lowering its cost structure and optimizing its manufacturing resources. The most significant action resulted in the 1998 sale of the FCC catalysts facility in The Netherlands. There was no gain or loss on the sale of the facility as the sales price approximated the carrying value as adjusted by the special and other charges. This decision was driven by industry overcapacity and the determination that Engelhard's European customers could be served more efficiently by North American FCC catalysts operations. As a result, Engelhard provided for employee severance obligations of $6.4 million covering 90 site employees, plant closure and other miscellaneous costs of $1.7 million and asset write-downs of $27.3 million consisting of $22.1 million to reduce the carrying value of the facility to an estimate of fair value based on appraisals performed by third parties, a $2.7 million reserve for obsolete inventory, and $2.5 million to write-off intangible assets related to production technology which could no longer be utilized. These actions are expected to be substantially complete by the end of 1999.

     Management anticipated annual pretax savings of $11 million, consisting of:

     Cash savings of $7 million due to the elimination of Terneuzen-based operating staff and non-Terneuzen-based-support staff involved in research and development and sales and marketing.

     Non-cash savings of $4 million due to the elimination of depreciation charges related to fixed assets written off.

     The actual pretax savings realized during 1998 were $7 million - $5 million in cash savings and $2 million in non-cash savings. During 1999, management expects to realize the full pretax savings of $11 million.

* The Environmental Technologies segment incurred charges of $29.6 million related to the sale of the stationary-source, emission-control capital equipment business. Management approved a plan to sell this business based on unfavorable market growth projections, combined with low technological barriers to enter this market. Management believes that this strategy will allow Engelhard to concentrate on its core competency--catalyst technology. Revenue and operating loss for the capital equipment business were $21.6 million and $6.4 million, respectively, for the year ended December 31, 1997 and $40.3 million and zero, respectively, for the year ended December 31, 1996. Engelhard continues to sell catalysts for stationary-source pollution abatement. Engelhard provided for losses on contracts and warranty costs of $7.9 million and reduced the carrying value of goodwill and other assets by $21.7 million to an estimate of fair value based on negotiations with third parties. This write-down consisted of the write-off of goodwill of $15.0 million, a reserve for uncollectable accounts receivable of $4.2 million and a reserve for obsolete inventory of $2.5 million. The sale was completed in February 1998 and there was no gain or loss on the sale of the business as the sales price approximated the carrying value as adjusted by the special and other charges. These actions are expected to be substantially complete by the end of 1999.

     Management anticipated annual pretax savings of $6 million, consisting of:

     Cash savings of $5 million due to the elimination of losses generated by the capital equipment business.

     Non-cash savings of $1 million due to the elimination of amortization charges related to goodwill written off.

     The actual pretax savings realized during 1998 were $6 million - $5 million in cash savings and $1 million in non-cash savings.

* The Specialty Pigments and Additives segment wrote off assets of approximately $0.8 million.

* Japan base-metal fraud of $39.0 million which is discussed in Note 18 to the Consolidated Financial Statements.

* Engelhard recorded equity in losses of affiliates of $44.8 million as follows:

* Engelhard-CLAL continued to face pressures of declining demand for French manufactured jewelry, generally due to the availability of inexpensive high-quality costume jewelry, and increased competition from other international fabricators of precious-metal products with lower cost structures. In response to these economic pressures and market conditions, Engelhard and its partner, FIMALAC, agreed to rationalize certain operations, determined that related assets were impaired and reduced those assets to their estimated realizable value. The impact to Engelhard of these actions was approximately $30.9 million, the components of which were: a valuation allowance provided on deferred tax assets of $14.3 million, employee severance of $10.5 million, write off of production equipment of $4.3 million and inventory obsolescence reserves of $1.8 million. In addition, Engelhard wrote off goodwill of $9.0 million related to its investment in the joint venture based on the expected future undiscounted cash flows. While market conditions continue to reflect the circumstances noted in 1997, as a result of the actions taken by Engelhard-CLAL, operating results turned marginally positive in 1998. Engelhard-CLAL management expects that these actions will be substantially completed during 1999.

     Management anticipated annual pretax savings of $2 million due to the elimination of the losses from this joint venture. The actual pretax savings realized during 1998 were $2 million.

* In 1997, Engelhard reached an agreement with its partner, ICC Technologies, to restructure Engelhard/ICC, a joint venture in desiccant-based, climate-control systems. As a result of this restructuring, Engelhard subsequently acquired 100% of Engelhard Hexcore L.P., the portion of the former joint venture that focuses on manufacturing and marketing desiccant-coated rotors and related products, and sold its interest in Fresh Air Solutions L.P. which comprised the remainder of the joint venture. Goodwill of $4.9 million related to Fresh Air Solutions L.P. was written off as a loss on sale. Management believes that this reorganization will allow greater concentration on core competencies. This action had been completed prior to the end of 1998.

     Management anticipated annual pretax savings of $5 million due to the elimination of the losses from this joint venture. The actual pretax savings realized during 1998 were $5 million.

In summary, the activities covered by these charges yielded pretax savings of approximately $20 million as a result of lower manufacturing costs for the FCC catalysts business and the elimination of operating losses for the former stationary-source, emission-control capital equipment business and the equity investments, and yielded annual cash savings of approximately $10 million as a result of lower employee and plant operating costs for the FCC catalysts business, capital equipment business and the Engelhard/ICC joint venture.

Pre-1997 Charges

The pre-1997 restructuring charges are related to:

* The restructuring of administrative operations at corporate headquarters and the process technologies organization;

* The transfer of Attapulgite operations from Engelhard's Attapulgus, GA facility to the acquired Quincy, FL site and the associated closing of the Attapulgus operations;

* The closure of the Plainville, MA site and the subsequent disposal upon the completion of environmental remediation activities;

* The shutdown of operations at an Engelhard facility in Newark, NJ and the subsequent disposal of the facility;

* The shutdown of certain operations of the Union, NJ facility and relocation of certain other operations to other underutilized Engelhard facilities.

The employee severance costs associated with the pre-1997 restructuring charges are primarily related to the restructuring of administrative operations and the transfer of Attapulgite operations. The severance costs associated with these actions have been paid over extended periods as certain agreements negotiated with severed employees provided for payments to be spread over several years. The pre-1997 restructuring charges originally provided for employee severance obligations for 1,863 corporate and site employees. The remaining severance obligation as of December 31, 1998 is primarily attributable to 43 employees. Additionally, regulatory delays in the consummation of Engelhard's acquisition of the Quincy, FL attapulgite operation and inherent delays in the completion of environmental remediation activities at Plainville, MA have extended the payment periods for those severance costs. Costs of retention of employees for the longer than expected periods prior to termination have been expensed as incurred. The remaining severance accrual of $3.6 million at December 31, 1998 is principally for long-term severance payments related to the Union facility and for severance costs for employees remaining at the Plainville, MA site until its closure.

Non-separation related costs associated with the pre-1997 restructuring charges are primarily for costs associated with the shut down of the Union and Newark, NJ sites, the Attapulgus, GA attapulgite operations, as well as non-environmental shut-down costs at the Plainville, MA site. These shut down costs approximated $15 million during the three year period ended December 31, 1998. The remaining accrual of $2.9 million is primarily for shut-down costs to be incurred until closure of the Plainville and Union facilities. The timeframe for final closure of the Plainville facility is pending government approval of environmental cleanup plans at the site. Additionally, negotiations have begun for the sale of a portion of the Union facility which, if consummated, will complete the closure process for that site.

The actions related to the Plainville, MA site and the Union, NJ site are expected to be substantially complete by the end of 2000. Pending resolution of the matters discussed above, Engelhard believes remaining reserves related to pre-1997 restructuring activities are adequate for remaining activities under those plans. No significant incremental savings from the pre-1997 restructurings were achieved in 1998.

The following table sets forth the components of Engelhard's reserves for restructuring and exit costs:

Restructuring Reserves          Separations         Other           Total
(in millions)                 Pre-1997  1997   Pre-1997  1997   Pre-1997  1997
                              --------  ----   --------  ----   --------  ----
Balance at December 31, 1995   $13.7    $  -    $ 18.8   $  -   $ 32.5    $  -
Cash spending                   (7.4)      -     (10.6)     -    (18.0)      -
Asset write-offs                   -       -      (1.0)     -     (1.0)      -
                               --------------  ---------------  ---------------
Balance at December 31, 1996     6.3       -       7.2      -     13.5       -
Cash spending                   (1.7)      -      (6.5)     -     (8.2)      -
Provision                          -     6.6         -   10.1        -    16.7
                               --------------  ---------------  ---------------
Balance at December 31, 1997     4.6     6.6       0.7   10.1      5.3    16.7
Cash spending                   (1.0)   (3.7)      2.2   (8.0)     1.2   (11.7)
Asset write offs                   -       -         -   (1.9)       -    (1.9)
                               --------------  ---------------  ---------------
Balance at December 31, 1998   $ 3.6   $ 2.9     $ 2.9  $ 0.2    $ 6.5    $3.1
                               ==============  ===============  ===============

The non-separation related cash spending for pre-1997 restructuring and exit cost liabilities for each of the three years ended December 31, 1998, 1997, and 1996 consisted primarily of costs associated with the shut-down of the Union and Newark, NJ sites, the Attapulgus, GA site and the Plainville, MA site. The Newark, NJ site was sold in 1998 and had a carrying value of $4.8 million in 1993. The proceeds received in 1998 of $7.1 million related to this facility have been netted against $4.9 million of cash expenditures in the above presentation. The remaining balance in the pre-1997 restructuring reserves consist of shut-down costs for the Union, NJ, Attapulgus, GA and Plainville, MA sites.

The non-separation restructuring and exit cost provision made in 1997 consists primarily of costs associated with the shutdown of the facilities to be closed in connection with the Process Technologies and Environmental Technologies actions discussed above, and certain warranty obligations associated with the sold Environmental Technologies business. Non-separation related cash spending related to these liabilities for the year ended December 31, 1998 consisted of payments related to the completion of the shutdown of the facilities and the satisfaction of any warranty obligations.

Acquisitions and Partnerships

Other Party             Business Arrangement          Transaction Date      Business Opportunity
-----------             --------------------          ----------------      --------------------
Mallinckrodt Inc.       Acquired the chemical          May 1998             Strategic expansion of chemical
                        catalysts businesses                                catalysts business.
                        of Mallinckrodt Inc.
                        ("Mallinckrodt businesses")

Semo Chemical           Acquired the pearlescent       January 1998         Asian expansion in automotive
Company                 pigments business                                   and cosmetics pigment markets.

Mearl Corporation       Acquired business              May 1996             Rationalization of costs and
                                                                            expansion of pigments markets.

GROSS PROFIT
Gross profit as a percentage of sales was 16% in 1998 compared to 17% in 1997. The decrease was driven by the lower margins earned on metal sales by the Industrial Commodities Management segment. Sales from this segment increased 20% in 1998 to $2,346.8 million and provided a gross profit of 4% while 1998 sales from all other segments increased by 9% and provided a gross profit of 31%. As described in Note 1 to the Consolidated Financial Statements, the lower margins on Industrial Commodities Management sales are driven by including precious metals in both sales and cost of sales for certain transactions.

SELLING, ADMINISTRATIVE AND OTHER EXPENSES
Selling, administrative and other expenses of $337.6 million in 1998 were up from $327.8 million in 1997 and $255.5 million in 1996. The 1998 amount reflects the acquisition of the Mallinckrodt businesses in May 1998. The 1997 amount reflects a full year of Mearl (acquired in May 1996), the impact of the special and other charges (see Note 3, "Special and Other Charges" to the Notes to Consolidated Financial Statements for detail), a 1996 insurance recovery ($5.7 million after tax or $0.04 per share) and general growth in the Company's businesses due to new programs and strategic alliances. Selling, administrative and other expenses as a percentage of sales were 8% in 1998 compared to 9% in 1997. The decrease was driven by higher metal sales by the Industrial Commodities Management segment. See "Gross Profit" above. Some metal sales from this segment do not generate proportionate increases in underlying selling and administrative expenses. See Note 1, "Summary of Significant Accounting Policies" to the Consolidated Financial Statements.

EQUITY EARNINGS/LOSSES
Equity in earnings of affiliates was $10.1 million in 1998, compared with equity in losses of affiliates of $47.8 million in 1997 and $5.0 million in 1996. The 1997 loss reflects the 1997 special and other charges of $44.8 million related to Engelhard-CLAL and Engelhard/ICC (see Note 3, "Special and Other Charges" to the Notes to Consolidated Financial Statements for detail). The increase was also partially attributable to Engelhard-CLAL's improved operating results and the absence of losses from Engelhard/ICC.

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

FINANCIAL CONDITION AND LIQUIDITY
Working capital was $89.5 million at December 31, 1998, compared with $15.0 million last year. The increase was primarily due to an increase in accounts receivable combined with changes in metal related assets and liabilities. The current ratio was 1.1, compared with 1.0 in 1997. The year-end market value of the Company's precious-metal inventories exceeded carrying cost by $85.8 million, compared with $49.7 million last year. The increase in excess value reflects higher market values which more than offset the impact of slightly reduced levels of this inventory accounted for under the LIFO method. (See Note 4, "Inventories" of the Notes to Consolidated Financial Statements.

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

Operating activities provided net cash of $176.7 million in 1998, compared with $196.5 million in 1997 and $24.8 million in 1996. The variance in cash flows from operating activities primarily occurred in the Industrial Commodities Management segment (ICM) and reflects changes in metal positions used to facilitate both supplier and customer requirements. ICM routinely enters into a variety of arrangements for the sourcing of industrial commodities. Generally, all such transactions are hedged on a daily basis (see Note 1, "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements). Hedging is accomplished primarily through forward, future and option contracts. Hedged metal obligations (metal sold not yet purchased but fully hedged) are considered financing activities and reflect the fair value of the derivative instruments. These transactions generally cover the sourcing requirements of ICM. ICM works to ensure that Engelhard and its customers have an uninterrupted source of industrial commodities utilizing supply contracts and commodities markets around the world.

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

The variance in cash flows from financing activities is primarily due to the issuance in June 1998 of $120 million of Engelhard's 6.95% bonds due 2028 related to the acquisition of the Mallinckrodt businesses.

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

CAPITAL EXPENDITURES, COMMITMENTS AND CONTINGENCIES
Capital projects are designed to maintain capacity, expand operations, improve efficiency or protect the environment. Capital expenditures amounted to $116.5 million in 1998, $136.9 million in 1997 and $128.2 million in 1996. Capital expenditures in 1999 are expected to approximate 1998 spending. For information about commitments and contingencies, see Note 17, "Environmental Costs," and
Note 18, "Litigation and Contingencies," of the Notes to Consolidated Financial Statements.

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

YEAR 2000 UPDATE
The ability of computers, software or any equipment utilizing microprocessors to properly recognize and process data at the turn of the century is commonly referred to as a Y2K compliance issue. To address this issue, Engelhard has developed a worldwide Y2K readiness plan that is divided into phases. The phases are as follows:

*    Inventory -- understanding what applications are in the portfolio

* Assessment -- determining what, if any, Y2K shortcomings each application has

* Remediation -- fixing or replacing each application to make it Y2K compliant

* Testing -- conducting thorough Y2K scenarios to ensure that the fixing of each application is complete

The entire company has completed the inventory and assessment stages. Engelhard's major corporate-wide applications, such as order processing, financials, metals trading, human resources and payroll, are all complete, including testing.

Engelhard has approached its Y2K compliance issue by categorizing its dependencies into two sections: Internal IT systems, and External systems of suppliers and customers. Generally, internal systems identified as non-Y2K compliant will be replaced or modified by reprograming, upgrading or other means. Many of the internal non-compliant systems were targeted for replacement for reasons other than Y2K issues as the benefits of newer technology had already created an economic business case for action. The cost of these replacement solutions will be capitalized as permitted by applicable accounting standards whereas the cost of modification solutions will generally be expensed as repairs. External systems will be monitored with the cooperation of Engelhard's suppliers and customers.

Internal IT systems -- includes internal applications software such as finance, manufacturing and logistics. All internal IT systems have been inventoried and assessed for Y2K compliance.

An estimate of completion for individual business unit systems is as follows:

                  Approximate % Completion of Key Applications

                                              Actual            Plan
                                              ------       --------------
                                               3/99        6/99      9/99
                                               ----        ----      ----
Environmental Technologies                      70           95       100
Process Technologies                            90          100       100
Paper, Pigments and Additives                   80          100       100
Specialty Pigments and Additives                70           90       100
Industrial Commodities Management               90          100       100
Corporate and Other                             90          100       100

The projects which are either complete or still underway have been primarily internally planned and staffed. The only major project which used external help in assessment, remediation, and testing was the Company's corporate order processing system (CSS), for which Engelhard engaged MCI Systemhouse. This is now complete.

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

Internal Non-IT systems--includes embedded chip technology such as programmable logic controllers and related hardware/software; and personal computers and related software. Engelhard's programmable logic controllers and related hardware/software have been inventoried and assessed for Y2K compliance. Engelhard anticipates that all non-compliant equipment software will be replaced or upgraded by mid-1999. Engelhard believes that all of its "critical" personal computers and related software are Y2K compliant. All of Engelhard's other personal computers and related software are in the process of being remediated and tested. Engelhard believes that any non-compliant hardware/software will be replaced or upgraded by mid-1999.

External systems--includes systems of customers and suppliers. Engelhard is in the process of understanding the extent to which it is vulnerable to the Y2K issues of its customers and suppliers. Engelhard has identified and contacted third parties who would have a significant negative impact on operations if not Y2K compliant. Engelhard has assessed the status of these third parties and has developed requisite action plans where necessary. There can be no assurance that the Y2K compliance issues of these customers and suppliers will not have a material adverse affect on operating results or cash flows of Engelhard.

Engelhard's assessment of its suppliers regarding their Y2K readiness, including both domestic and international, includes comprehensive surveys of all vendors and individual assessments of key ones. The surveys are complete and revealed no major problems. The individual assessments are ongoing through 1999, and will include face-to-face reviews if appropriate. In Engelhard's communication with its customers regarding their inquiries to the Company, Engelhard has replied, with a standard written response which gives assurance that the Company is taking the appropriate steps to be Y2K compliant before January 1, 2000.

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

The dates on which Engelhard plans to complete any necessary Y2K modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third-party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

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

While Engelhard feels its does not have significant exposure with respect to its major systems in dealing with Y2K, it has begun to assess areas in which a contingency plan is prudent in the event of an unforeseen problem.

To that end, each business has identified the key systems that require a contingency plan to be developed. Going forward, the milestones through 1999 are:

Establish business/site teams to develop plans and
  procedures to address identified critical components               6/30
Develop contingency plans                                            6/30
Publish recommendations relative to year end 1999 activities         7/31
Test contingency plans where possible                                8/31

EURO
On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro is traded on currency exchanges and may be used in business transactions. The conversion to the euro will eliminate currency exchange rate risk between the member countries. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. Engelhard's operating subsidiaries affected by the euro conversion have established plans to address the issues raised by the currency conversion. These issues include, among others, the need to adapt computer and financial systems, business processes and equipment, to accommodate euro-denominated transactions and the impact of one common currency on pricing. Since financial systems and processes currently accommodate multiple currencies, the plans contemplate conversion by mid-2001 if not already addressed in conjunction with Y2K remediation. Engelhard does not expect the system and equipment conversion costs to be material. Due to numerous uncertainties, Engelhard cannot reasonably estimate the effects one common currency will have on pricing and the resulting impact, if any, on its financial condition or results of operations.

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

The Company adopted Statement of Financial Accounting Standards No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits" in the fourth quarter of 1998. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The adoption of SFAS 132 did not have an effect on the financial position or results of operations of the Company.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for the Company on January 1, 2000. The Company will adopt SFAS 133 by the first quarter of 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings, comprehensive income or statement of financial position.

SUBSEQUENT EVENT
In the fourth quarter of 1998, Minorco announced that it was merging with Anglo American Corporation of South Africa Limited and that it would sell all the shares of common stock of Engelhard owned by Minorco and its affiliates, approximately 46 million shares.

On March 2, 1999, Engelhard announced that Minorco would sell 26 million shares in this offering and it also agreed to purchase approximately 18 million of its shares owned by Minorco. Engelhard will purchase those shares for the price, net of the underwriting commission, received by Minorco in this offering. However, if that net price is more than $18.90 per share, Engelhard will purchase those 18 million shares for $18.90 per share. If the underwriters do not exercise all of their overallotment option granted to them by Minorco for up to 2 million shares, Engelhard will purchase those remaining shares at the same price that it will purchase the 18 million shares. The 20 million shares, which includes the additional 2 million shares related to the overallotment option, represent approximately 14% of Engelhard's total shares outstanding. Minorco has agreed to compensate Engelhard for its costs and other expenses relating to this offering and its purchase of the shares.

Engelhard plans to initially finance the purchase with short-term debt and intends to take steps to reduce its total debt going forward. Engelhard does not believe the financing of the purchase will have any material impact on its liquidity. Engelhard anticipates issuing $100 million of bonds by mid-1999 to retire a portion of the short-term debt. Engelhard is reviewing its portfolio to identify non-core assets and businesses for potential sale and exploring ways to further reduce operating expenses. Engelhard expects the buy-back to increase its earnings per share. If Engelhard had purchased the 20 million shares from Minorco on January 1, 1999 at a price of $18.90 per share, it is estimated that Engelhard's first quarter 1999 earnings per share would have increased by approximately $.02 per share on both a basic and diluted basis.

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

FORWARD-LOOKING STATEMENTS
This document contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to the future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties that may cause Engelhard's actual future activities and results of operations to be materially different from those suggested or described in this document. These risks include: competitive pricing or product development activities; Engelhard's ability to achieve and execute internal business plans; global economic trends; worldwide political instability and economic growth; markets, alliances and geographic expansions developing differently than anticipated; fluctuations in the supply and prices of precious and base metals; government legislation and/or regulation (particularly on environmental issues); technology, manufacturing and legal issues; the impact of "Year 2000"; and the impact of any economic downturns and inflation, including the recent weaknesses in the currency, banking and equity markets of countries in the Asia/Pacific region. Investors are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of their dates. Engelhard disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ENVIRONMENTAL COSTS
In the ordinary course of business, like most other industrial companies, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations, and has made provisions for the estimated financial impact of environmental cleanup related costs. The Company's policy is to accrue environmental cleanup related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. Environmental clean-up costs are deemed probable when litigation has commenced or a claim or an assessment has been asserted or, based on available information, commencement of litigation or assertion of a claim or an assessment is probable and based on available information, it is probable that the outcome of such litigation, claim or assessment will be unfavorable. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain matters, the Company expects to share costs with other parties. The Company does not include anticipated recoveries from insurance carriers or other third parties in its accruals for environmental liabilities.

REVENUE RECOGNITION
Revenues are recognized on sales of product at the time the goods are shipped or when title has passed to the customer. In limited situations, revenue is recognized on a bill and hold basis as title passes to the customer before shipment of goods. These bill and hold sales meet the criteria for revenue recognition. Sales recognized on a bill and hold basis were approximately $10.8 million in 1998, $2.6 million in 1997 and $4.1 million in 1996.

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

DERIVATIVE INSTRUMENTS
Engelhard enters into foreign exchange contracts as a hedge against monetary assets and/or liabilities which are denominated in currencies other than the functional currency of the entity holding those assets or liabilities. The ultimate maturities of the contracts are timed to coincide with the expected liquidation of the underlying monetary balances. Gains and losses on the ultimate settlement of the contracts are offset against the losses and gains realized on those underlying monetary accounts.

Interest rate swaps and similar arrangements are used by Engelhard to lock in interest rates and/or convert floating rates to fixed and vice versa. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the underlying debt agreements.

The use of derivative commodity instruments is discussed above under "Committed Metal Positions and Hedged Metal Obligations." To the extent that the maturities of these instruments are mismatched, Engelhard may be exposed to cash interest rates. This exposure is mitigated through use of Eurodollar futures which are marked to market daily along with the underlying commodity instruments.

STOCK OPTION PLANS
The Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" in 1997. In conjunction with the adoption, the Company will continue to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" with pro-forma disclosure of net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied. In general, no compensation cost related to these plans is recognized in the consolidated statements of earnings.

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

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for the Company on January 1, 2000. The Company will adopt SFAS 133 by the first quarter of 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings, comprehensive income or statement of financial position.

2.   ACQUISITIONS

On May 1, 1998, the Company acquired the chemical catalyst businesses of Mallinckrodt Inc. for approximately $210 million in cash. The Company financed the acquisition with a combination of commercial paper and bank borrowings. The purchase price exceeded the preliminary assessment of the fair value of net assets acquired by approximately $90 million, which is being amortized on a straight-line basis over 40 years. The results of the Mallinckrodt businesses are included in the accompanying financial statements from the date of acquisition: For the year ended December 31, 1998, the acquisition increased net sales by $67.7 million; operating earnings by $16.2 million; and earnings per share by $0.04. Earnings per share include the impact of higher interest expense related to the acquisition.

The following summarized unaudited pro forma financial information of the Company assumes the acquisition had occurred on January 1 of each year:

Pro Forma Information
(in millions except per share amounts)        1998          1997
--------------------------------------      --------      --------
Net sales                                   $4,203.8      $3,717.6
Net earnings                                   188.9          47.9(1)
Basic earnings per share                        1.31          0.33(1)
Diluted earnings per share                      1.30          0.33(1)

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

3.   SPECIAL AND OTHER CHARGES

In response to weak results of certain operations, and as a result of the base-metal fraud in Japan, Engelhard recorded, in the fourth quarter of 1997, Special and Other Charges of $149.6 million ($117.7 million after tax). The following table sets forth the impact of the special and other charges in the 1997 Consolidated Statement of Earnings:

FINANCIAL IMPACT                                 Special and Other Charges
(in millions, except per share amounts)          -------------------------
Cost of sales                                           $  (6.1)
Selling, administrative and other expenses                (12.7)
Special charge                                            (86.0)
                                                        --------
Operating loss                                           (104.8)
Equity in losses of affiliates                            (44.8)
                                                        --------
Loss before income taxes                                 (149.6)
Income tax benefit                                         31.9
                                                        --------
Net loss                                                $(117.7)
                                                        ========
Basic loss per share                                    $ (0.82)
                                                        ========

The 1997 special and other charges are described below:

* The Process Technologies segment incurred charges of $35.4 million primarily related to the closure and subsequent sale of a petroleum catalysts facility in The Netherlands used for the manufacture of fluid catalytic cracking (FCC) catalysts. Management approved a plan to improve the profitability of this business, primarily by lowering its cost structure and optimizing its manufacturing resources. The most significant action resulted in the 1998 sale of the FCC catalysts facility in The Netherlands. There was no gain or loss on the sale of the facility as the sales price approximated the carrying value as adjusted by the special and other charges. This decision was driven by industry overcapacity and the determination that Engelhard's European customers could be served more efficiently by North American FCC catalysts operations. As a result, Engelhard provided for employee severance obligations of $6.4 million covering 90 site employees, plant closure and other miscellaneous costs of $1.7 million and asset write-downs of $27.3 million consisting of $22.1 million to reduce the carrying value of the facility to an estimate of fair value based on appraisals performed by third parties, a $2.7 million reserve for obsolete inventory, and $2.5 million to write-off intangible assets related to production technology which could no longer be utilized. These actions are expected to be substantially complete by the end of 1999.

* The Environmental Technologies segment incurred charges of $29.6 million related to the sale of the stationary-source, emission-control capital equipment business. Management approved a plan to sell this business based on unfavorable market growth projections, combined with low technological barriers to enter this market. Management believes that this strategy will allow Engelhard to concentrate on its core competency--catalyst technology. Revenue and operating loss for the capital equipment business were $21.6 million and $6.4 million, respectively, for the year ended December 31, 1997 and $40.3 million and zero, respectively, for the year ended December 31, 1996. Engelhard continues to sell catalysts for stationary-source pollution abatement. Engelhard provided for losses on contracts and warranty costs of $7.9 million and reduced the carrying value of goodwill and other assets by $21.7 million to an estimate of fair value based on negotiations with third parties. This write-down consisted of the write-off of goodwill of $15.0 million, a reserve for uncollectable accounts receivable of $4.2 million and a reserve for obsolete inventory of $2.5 million. The sale was completed in February 1998 and there was no gain or loss on the sale of the business as the sales price approximated the carrying value as adjusted by the special and other charges. These actions are expected to be substantially complete by the end of 1999.

* The Specialty Pigments and Additives segment wrote off assets of approximately $0.8 million.

* Japan base-metal fraud of $39.0 million (see Note 18--"Litigation and Contingencies" of the Notes to Consolidated Financial Statements of the 1998 Form 10-K for further detail).

* Engelhard recorded equity in losses of affiliates of $44.8 million as follows:

     o Engelhard-CLAL continued to face pressures of declining demand for French manufactured jewelry, generally due to the availability of inexpensive high-quality costume jewelry, and increased competition from other international fabricators of precious-metal products with lower cost structures. In response to these economic pressures and market conditions, Engelhard and its partner, FIMALAC, agreed to rationalize certain operations, determined that related assets were impaired and reduced those assets to their estimated realizable value. The impact to Engelhard of these actions was approximately $30.9 million, the components of which were: a valuation allowance provided on deferred tax assets of $14.3 million, employee severance of $10.5 million, write off of production equipment of $4.3 million and inventory obsolescence reserves of $1.8 million. In addition, Engelhard wrote off goodwill of $9.0 million related to its investment in the joint venture based on the expected future undiscounted cash flows. While market conditions continue to reflect the circumstances noted in 1997, as a result of the actions taken by Engelhard-CLAL, operating results turned marginally positive in 1998. Engelhard-CLAL management expects that these actions will be substantially completed during 1999.

     o In 1997, Engelhard reached an agreement with its partner, ICC Technologies, to restructure Engelhard/ICC, a joint venture in desiccant-based, climate-control systems. As a result of this restructuring, Engelhard subsequently acquired 100% of Engelhard Hexcore L.P., the portion of the former joint venture that focuses on manufacturing and marketing desiccant-coated rotors and related products, and sold its interest in Fresh Air Solutions L.P., which comprised the remainder of the joint venture. Goodwill of $4.9 million related to Fresh Air Solutions L.P. was written off as a loss on sale. Management believes that this reorganization will allow greater concentration on core competencies. This action had been completed prior to the end of 1998.

Pre-1997 Charges
----------------

The pre-1997 restructuring charges are related to:

* The restructuring of administrative operations at corporate headquarters and the process technologies organization;

* The transfer of Attapulgite operations from the Company's Attapulgus, GA facility to the acquired Quincy, FL site and the associated closing of the Attapulgus operations;

* The closure of the Plainville, MA site and the subsequent disposal upon the completion of environmental remediation activities;

* The shutdown of operations at a Company facility in Newark, NJ and the subsequent disposal of the facility;

* The shutdown of certain operations of the Union, NJ facility and relocation of certain other operations to other underutilized Company facilities.

The employee severance costs associated with the pre-1997 restructuring charges are primarily related to the restructuring of administrative operations and the transfer of Attapulgite operations. The severance costs associated with these actions have been paid over extended periods as certain agreements negotiated with severed employees provided for payments to be spread over several years. The pre-1997 restructuring charges originally provided for employee severance obligations for 1,863 corporate and site employees. The remaining severance obligation as of December 31, 1998 is primarily attributable to 43 employees. Additionally, regulatory delays in the consummation of the Company's acquisition of the Quincy, FL attapulgite operation and inherent delays in the completion of environmental remediation activities at Plainville, MA. have extended the payment periods for those severance costs. Costs of retention of employees for the longer than expected periods prior to termination have been expensed as incurred. The remaining severance accrual of $3.6 million at December 31, 1998 is principally for long-term severance payments related to the Union facility and for severance costs for employees remaining at the Plainville, MA site until its closure.

Non-separation related costs associated with the pre-1997 restructuring charges are primarily for costs associated with the shut down of the Union and Newark, NJ sites, the Attapulgus, GA attapulgite operations, as well as non-environmental shut-down costs at the Plainville, MA site. These shut down costs approximated $15 million during the three year period ended December 31, 1998. The remaining accrual of $2.9 million is primarily for shut-down costs to be incurred until closure of the Plainville and Union facilities. The timeframe for final closure of the Plainville facility is pending government approval of environmental cleanup plans at the site. Additionally, negotiations have begun for the sale of a portion of the Union facility which, if consummated, will complete the closure process for that site.

The actions related to the Plainville, MA site and the Union, NJ site are expected to be substantially complete by the end of 2000.

Pending resolution of the matters discussed above, the Company believes remaining reserves related to pre-1997 restructuring activities are adequate for remaining activities under those plans.

The following table sets forth the components of Engelhard's reserves for restructuring and exit costs:

RESTRUCTURING RESERVES
(in millions)                   Separations         Other           Total
                              Pre-1997  1997   Pre-1997  1997   Pre-1997  1997
                              --------  ----   --------  ----   --------  ----
Balance at December 31, 1995   $13.7   $  -    $ 18.8  $   -    $ 32.5   $   -
Cash spending                   (7.4)     -     (10.6)     -     (18.0)      -
Asset write-offs                   -      -      (1.0)     -      (1.0)      -
                               --------------  ---------------  ---------------
Balance at December 31, 1996     6.3      -       7.2      -      13.5       -
Cash spending                   (1.7)     -      (6.5)     -      (8.2)      -
Provision                          -     6.6        -   10.1         -    16.7
                               --------------  ---------------  ---------------
Balance at December 31, 1997     4.6     6.6      0.7   10.1       5.3    16.7
Cash spending                   (1.0)   (3.7)     2.2   (8.0)      1.2   (11.7)
Asset write offs                   -       -        -   (1.9)        -    (1.9)
                               --------------  ---------------  ---------------
Balance at December 31, 1998   $ 3.6   $ 2.9   $  2.9  $ 0.2    $  6.5   $ 3.1
                               ==============  ===============  ===============

The non-separation related cash spending for pre-1997 restructuring and exit cost liabilities for each of the three years ended December 31, 1998, 1997, and 1996 consisted primarily of costs associated with the shut-down of the Union and Newark, NJ sites, the Attapulgus, GA site and the Plainville, MA site. The Newark, NJ site was sold in 1998 and had a carrying value of $4.8 million in 1993. The proceeds received in 1998 of $7.1 million related to this facility have been netted against $4.9 million of cash expenditures in the above presentation. The remaining balance in the pre-1997 restructuring reserves consist of shut-down costs for the Union, NJ, Attapulgus, GA and Plainville, MA sites.

The non-separation restructuring and exit cost provision made in 1997 consists primarily of costs associated with the shutdown of the facilities to be closed in connection with the Process Technologies and Environmental Technologies actions discussed above, and certain warranty obligations associated with the sold Environmental Technologies business. Non-separation related cash spending related to these liabilities for the year ended December 31, 1998 consisted of payments related to the completion of the shutdown of the facilities and the satisfaction of any warranty obligations.

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
                                                 =====================

Mineral deposits and mine development consist of industrial mineral reserves such as kaolin, attapulgite and mica. The Company does not own any mining reserves or conduct any mining operations with respect to platinum, palladium or other metals.

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

(1) The 1997 loss includes $39.9 million in special and other charges related to Engelhard-CLAL (see Note 3, "Special and Other Charges" of the Notes to Consolidated Financial Statements for further detail).

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
                                   ======================================

The net mark-to-market adjustments related to open positions were not material in 1998, 1997 or 1996.

Derivative commodity and foreign currency instruments used to hedge metal positions and obligations consist of the following:

METAL HEDGING INSTRUMENTS
(in millions)                            1998                      1997
                                     Buy        Sell           Buy        Sell
                                ----------------------------------------------
Forward/futures contracts       $1,270.9    $1,057.4        $927.9      $742.5
Eurodollar futures                  44.5       120.4         385.0       639.0
Swaps                              367.2       343.5         246.9       298.4
Options                              0.1           -          42.9        14.6
Yen forwards/futures                   -        11.6             -        31.1

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

FOREIGN CURRENCY INSTRUMENTS
Aggregate foreign transaction gains and losses were not significant for any year presented. The following table sets forth, in U.S. dollars, the Company's open foreign currency forward contracts used for hedging other than metal-related transactions (see Note 7, "Metal Positions and Obligations" of the Notes to Consolidated Financial Statements for foreign currency instruments used to hedge metal-related transactions):

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
                                                              ===============

As of December 31, 1998, the aggregate maturities of long-term debt for the succeeding five years are as follows: $5.0 million in 1999, $101.0 million in 2000, $149.4 million in 2001, zero in 2002, $0.1 million in 2003 and $246.9 million thereafter. See Note 8, "Financial Instruments" of the Notes to Consolidated Financial Statements for a discussion about interest rate swap agreements.

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

11.  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has raw material supply arrangements with entities in which Anglo American Corporation of South Africa Limited has material interests and with Engelhard-CLAL and its subsidiaries. Anglo, indirectly through Minorco S.A., holds a significant minority interest in the common stock of the Company. Engelhard-CLAL is a 50% owned joint venture. The Company's transactions with such entities amounted to: purchases-from of $176.3 million in 1998, $101.2 million in 1997 and $203.2 million in 1996;
sales-to of $1.7 million in 1998, $42.2 million in 1997 and $513.5 million in 1996; and metal leasing-to of $17.5 million in 1998, $16.3 million in 1997 and $37.7 million in 1996. At December 31, 1998 and 1997, amounts due to such entities totaled $8.6 million and $5.3 million, respectively. Also, see Note 20, "Subsequent Event" of the Notes to Consolidated Financial Statements for a discussion of Engelhard's announcement that it has reached an agreement to purchase shares of Engelhard stock owned by Minorco.

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

14.  EARNINGS PER SHARE

Statement of Financial Accounting Standard No. 128, "Earnings Per Share" specifies the computation, presentation, and disclosure requirements for basic and diluted earnings per share (EPS). The following table represents the computation of basic and diluted EPS as required by SFAS 128.

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

(4)  The special and other charges in 1997 reduced total assets by $21.7 million in the Environmental
     Technologies segment, $27.3 million in the Process Technologies segment, $0.8 million in the Specialty
     Pigments and Additives segment, $39.0 million in Industrial Commodities Management and $44.8 million in All Other (see Note 3, "Special and Other Charges" of the Notes to Consolidated Financial
     Statements).


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

There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup related matters are projected to be $8.0 million for 1999, all of which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, management believes that environmental cleanup related reserves at December 31, 1998 are reasonable and adequate and that environmental matters are not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on the Company's operating results or cash flows.

18.  LITIGATION AND CONTINGENCIES

Various lawsuits, claims and proceedings are pending against the Company. During 1998, 1997 and 1996, the Company provided $2.4 million, $2.8 million and $4.3 million, respectively, for existing legal proceedings.

The Company and certain of its present and former officers have agreed to a Stipulation of Settlement ("Stipulation") of a class action filed in November 1995 which alleged misstatements and omissions in connection with press releases issued in 1995 concerning the Company's PremAir (trademark) catalyst systems. In the settlement, which was approved by the Court on December 8, 1998, in exchange for the dismissal of the complaint against all defendants, the Company will pay no more than $7.2 million of a maximum settlement amount of $21.5 million. The balance of the settlement amount will be paid by insurance carried by the Company for such purposes. Because the final settlement amount will depend on the number of eligible shares of the Company's common stock for which claims are submitted, the amounts to be paid by the Company and the insurer could be less, but in no event more, than the above-stated amounts. This matter, if resolved in accordance with the Stipulation of settlement, will not have a material adverse effect on the operating results of the Company.

The Company is one of a number of defendants in numerous proceedings which allege that the plaintiffs contracted cancer and/or suffered other injuries from exposure to talc, asbestos or other "toxic" substances purportedly supplied by the Company and other defendants. The Company is also subject to a number of environmental contingencies (see Note 17, "Environmental Costs" of the Notes to Consolidated Financial Statements) and is a defendant in a number of lawsuits covering a wide range of other matters. In some of these matters, the remedies sought or damages claimed are substantial. While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from management's current expectations, could have a material adverse effect on the operating results or cash flows.

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

On March 2, 1999, Engelhard announced that Minorco would sell 26 million shares in this offering and it also agreed to purchase approximately 18 million of its shares owned by Minorco. Engelhard will purchase those shares for the price, net of the underwriting commission, received by Minorco in this offering. However, if that net price is more than $18.90 per share, Engelhard will purchase those 18 million shares for $18.90 per share. If the underwriters do not exercise all of their overallotment option granted to them by Minorco for up to 2 million shares, Engelhard will purchase those remaining shares at the same price that it will purchase the 18 million shares. The 20 million shares, which includes the additional 2 million shares related to the overallotment option, represent approximately 14% of Engelhard's total shares outstanding. Minorco has agreed to compensate Engelhard for its costs and other expenses relating to this offering and its purchase of the shares.

Engelhard plans to initially finance the purchase with short-term debt and intends to take steps to reduce its total debt going forward. Engelhard does not believe the financing of the purchase will have any material impact on its liquidity. Engelhard anticipates issuing $100 million of bonds by mid-1999 to retire a portion of the short-term debt. Engelhard is reviewing its portfolio to identify non-core assets and businesses for potential sale and exploring ways to further reduce operating expenses. Engelhard expects the buy-back to increase its earnings per share. If Engelhard had purchased the 20 million shares from Minorco on January 1, 1999 at a price of $18.90 per share, it is estimated that Engelhard's first quarter 1999 earnings per share would have increased by approximately $.02 per share on both a basic and diluted basis.

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


Results in the third and fourth quarters of 1998 include pre-tax gains of $4.0 million ($2.4 million after tax)
and $4.2 million ($2.5 million after tax), respectively, on the sale of inventory accounted for under the LIFO method.  In addition, the effective tax rate for the third quarter of 1998 was reduced to reflect the reversal of a valuation allowance related to capital loss carryforwards (see Note 10, "Income Taxes" of the Notes to
Consolidated Financial Statements for further detail).

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

           In a report on Form 8-K filed with the Securities and             *
           Exchange Commission on March 2, 1999, the Company reported the Stock Purchase And Registration Rights
           Agreement between Engelhard Corporation and Minorco.

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

* Incorporated by reference as indicated.

Exhibits                                                              Pages
--------                                                              -----
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

(10)(ai)  Engelhard Corporation Deferred Stock Plan for Nonemployee      *
          Directors, effective May 6, 1999 (incorporated by reference to the 1998 definitive Proxy Statement filed with the Securities and Exchange Commission on March 31,
          1999).

(10)(aj)  Credit Agreement dated as of April 10, 1997 (incorporated      *
          by reference to Form 10-Q filed with the Securities and Exchange Commission on May 14, 1997).

(12)      Computation of the Ratio of Earnings to Fixed Charges.       94-95

(21)      Subsidiaries of the Registrant.                              96-98

(23)      Consent of Independent Accountants.                          99-101

(24)      Powers of Attorney.                                         102-113

                                   Signatures
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Iselin, New Jersey on the 18th day of May 1999.


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


      Signature                        Title                       Date
      ---------                        -----                       ----


/s/ Orin R. Smith            Chairman and Chief Executive      May 18, 1999
-------------------------    Officer & Director
    Orin R. Smith            (Principal Executive Officer)



/s/ Thomas P. Fitzpatrick    Senior Vice President and         May 18, 1999
-------------------------    Chief Financial Officer
    Thomas P. Fitzpatrick    (Principal Financial Officer)



/s/ David C. Wajsgras        Controller                        May 18, 1999
-------------------------    (Principal Accounting Officer)
    David C. Wajsgras

           *                            Director              May 18, 1999
---------------------------
     Linda G. Alvarado


           *                            Director              May 18, 1999
---------------------------
     Marion H. Antonini


           *                            Director              May 18, 1999
---------------------------
      Anthony W. Lea


           *                            Director              May 18, 1999
--------------------------
  William R. Loomis, Jr.


           *                            Director              May 18, 1999
--------------------------
     James V. Napier


           *                            Director              May 18, 1999
--------------------------
      Norma T. Pace


           *                            Director              May 18, 1999
-------------------------
     Barry W. Perry


           *                            Director              May 18, 1999
-------------------------
    Reuben F. Richards


           *                            Director              May 18, 1999
-------------------------
      Henry R. Slack


           *                            Director              May 18, 1999
-------------------------
    Douglas G. Watson

* By this signature below, Arthur A. Dornbusch, II has signed this Form 10-K as attorney-in-fact for each person indicated by an asterisk pursuant to duly executed powers of attorney filed with the Securities and Exchange Commission included herein as Exhibit 24.

/s/ Arthur A. Dornbusch, II                                   May 18, 1999
---------------------------
    Arthur A. Dornbusch, II

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

                                  EXHIBIT 23:

                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------

                       Consent of Independent Accountants
                       ----------------------------------



     We consent to the incorporation by reference in the registration statements of Engelhard Corporation and Subsidiaries on Form S-8 (File Nos. 2-72830, 2-81559, 2-84477, 2- 89747, 33-28540, 33-37724, 33-40365, 33-40338 and 33-43934)
of our report dated February 4, 1999 (except for Note 20, as to which the date is March 2, 1999) on our audits of the consolidated financial statements of Engelhard Corporation and Subsidiaries, as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998 which report is included in this Annual Report on Form 10-K/A.








PRICEWATERHOUSECOOPERS LLP

New York, New York
May 18, 1999

                       Consent of Independent Accountants
                       ----------------------------------



     We consent to the incorporation by reference in the Registration Statement of Engelhard Corporation and Subsidiaries on Form S-3 (File No. 333-73185) of our report dated February 4, 1999 (except for Note 20, as to which the date is March 2, 1999) on our audits of the consolidated financial statements of Engelhard Corporation and Subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, which report is included in this Annual Report on Form 10-K/A.









PRICEWATERHOUSECOOPERS LLP

New York, New York
May 18, 1999

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