Form 10-Q
period 1999-06-30
ENGELHARD CORP
filed 1999-08-05
CIK 352947

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

                    For the quarterly period ended June 30, 1999
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  ------------------------------------------------

               For the transition period from ________ to _________

                           Commission file name 1-8142

                              ENGELHARD CORPORATION
              ------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

                DELAWARE                            22-1586002
     -------------------------------       ----------------------------
     (State or other jurisdiction of       (IRS Employer Identification
     incorporation or organization)        Number)

     101 WOOD AVENUE, ISELIN, NEW JERSEY                  08830
     ----------------------------------------       -----------------
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

                            Yes   X       No
                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                        Outstanding at July 31, 1999
---------------------                        -----------------------------
    $1 par value                                      125,901,908

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              ENGELHARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (Thousands, except per share data)
                                   (Unaudited)

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                               ------------------------  ----------------------
                                   1999        1998         1999        1998
                               -----------  -----------  ----------  ----------
Net sales .................... $1,202,732   $1,074,512   $2,275,966  $2,045,065
Cost of sales ................  1,030,403      902,723    1,958,483   1,724,321
                               -----------  -----------  ----------  ----------

     Gross profit ............    172,329      171,789      317,483     320,744

Selling, administrative and
  other expenses .............     85,335       86,267      162,930     165,008
                               -----------  -----------   ---------   ---------

     Operating earnings ......     86,994       85,522      154,553     155,736

Equity in earnings of
  affiliates .................      4,128        3,068        7,803       7,473
Gain on sale of investments ..      4,660            -        5,680           -
Interest expense, net ........    (14,946)     (15,158)     (28,865)    (27,484)
                               -----------  -----------   ---------   ---------

     Earnings before income
       taxes .................     80,836       73,432      139,171     135,725

Income tax expense ...........     24,655       22,543       42,447      41,667
                               -----------  -----------   ---------   ---------

     Net earnings ............ $   56,181   $   50,889    $  96,724   $  94,058
                               ===========  ===========   =========   =========

Basic earnings per share ..... $     0.42   $     0.35    $    0.70   $    0.65
                               ===========  ===========   =========   =========

Diluted earnings per share ... $     0.41   $     0.35    $    0.69   $    0.65
                               ===========  ===========   =========   =========

Cash dividends paid per share  $     0.10   $     0.10    $    0.20   $    0.20
                               ===========  ===========   =========   =========
Average number of shares
  outstanding - Basic ........    134,717      144,578      139,075     144,536
                               ===========  ===========   =========   =========
Average number of shares
  outstanding - Diluted ......    136,991      146,414      141,167     145,777
                               ===========  ===========   =========   =========
Actual number of shares
  outstanding ................    125,835      144,569      125,835     144,569
                               ===========  ===========   =========   =========

       See the Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

                             ENGELHARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)




                                              June 30,         December 31,
                                                1999               1998
                                             ----------        ------------
    Cash ..................................  $   32,603          $   22,339
    Receivables ...........................     398,309             376,826
    Committed metal positions .............     519,485             541,224
    Inventories ...........................     361,655             349,752
    Other current assets ..................      86,688              69,826
                                             ----------        ------------
         Total current assets .............   1,398,740           1,359,967

    Investments ...........................     174,308             156,727
    Property, plant and equipment, net ....     858,866             876,461
    Intangible assets, net ................     330,971             326,253
    Other noncurrent assets ...............     147,128             146,911
                                             ----------        ------------
         Total assets .....................  $2,910,013          $2,866,319
                                             ==========        ============


    Short-term borrowings .................  $  584,769          $  255,002
    Accounts payable ......................     224,910             227,535
    Hedged metal obligations ..............     480,052             552,690
    Other current liabilities .............     260,707             235,218
                                             ----------        ------------
         Total current liabilities ........   1,550,438           1,270,445

    Long-term debt ........................     498,072             497,393
    Other noncurrent liabilities ..........     194,660             196,924
    Shareholders' equity ..................     666,843             901,557
                                             ----------        ------------
         Total liabilities and
              shareholders' equity ........  $2,910,013          $2,866,319
                                             ==========        ============






       See the Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

                              ENGELHARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                        ------------------------
                                                           1999         1998
                                                        ----------   ----------
Cash flows from operating activities
  Net earnings ........................................ $  96,724    $  94,058
  Adjustments to reconcile net earnings to net cash
  provided by operating activities
     Depreciation and depletion .......................    47,795       39,413
     Amortization of intangible assets ................     6,492        6,475
     Gain on sale of investments ......................    (5,680)           -
     Equity results, net of dividends .................    (5,759)      (5,711)
     Net change in assets and liabilities
          Metal related ...............................    14,998        1,998
          All other ...................................   (54,500)     (45,065)
                                                        ----------   ----------
     Net cash provided by operating activities ........   100,070       91,168
                                                        ----------   ----------

Cash flows from investing activities
  Capital expenditures, net ...........................   (38,998)     (59,497)
  Proceeds from sale of investments ...................     7,537            -
  Investments .........................................      (548)    (244,177)
  Other ...............................................       151          924
                                                        ----------   ----------
     Net cash used in investing activities ............   (31,858)    (302,750)
                                                        ----------   ----------


Cash flows from financing activities
  Increase in short-term borrowings ...................   330,131      141,122
  Decrease in hedged metal obligations ................   (71,251)      (2,730)
  Proceeds from issuance of long-term debt ............       314      119,855
  Purchase of treasury stock ..........................  (296,076)      (6,903)
  Stock bonus and option plan transactions ............     6,285        6,333
  Dividends paid ......................................   (27,206)     (28,927)
                                                        ----------   ----------
     Net cash (used in) provided by financing
       activities .....................................   (57,803)     228,750

Effect of exchange rate changes on cash ...............      (145)      (1,600)
                                                        ----------   ----------
     Net change in cash ...............................    10,264       15,568
     Cash at beginning of year ........................    22,339       28,765
                                                        ----------   ----------

     Cash at end of period ............................ $  32,603    $  44,333
                                                        ==========   ==========


       See the Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

                              ENGELHARD CORPORATION
                          BUSINESS SEGMENT INFORMATION
                                   (Thousands)
                                   (Unaudited)

                                 Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                               -----------------------  -----------------------
                                   1999        1998        1999        1998
                               ----------- -----------  ----------  -----------
Net Sales
 Environmental Technologies .. $  151,502  $  138,851   $  299,705  $  275,449
 Process Technologies ........    125,947     128,379      238,800     229,138
 Paper Pigments and Additives      60,164      66,198      116,092     123,710
 Specialty Pigments and
   Additives .................     94,951      93,040      182,983     177,785
 Industrial Commodities
   Management ................    745,549     602,111    1,381,967   1,155,891
                               ----------- -----------  ----------- -----------
       Reportable segments ...  1,178,113   1,028,579    2,219,547   1,961,973

 All other ...................     24,619      45,933       56,419  $   83,092
                               ----------- -----------  ----------- -----------
                               $1,202,732  $1,074,512   $2,275,966  $2,045,065
                               =========== ===========  =========== ===========

Operating Earnings
 Environmental Technologies .. $   29,852  $   22,169   $   55,985  $   45,053
 Process Technologies ........     19,528      18,857       33,953      30,400
 Paper Pigments and Additives       9,130      12,340       15,853      18,416
 Specialty Pigments and
   Additives .................     17,343      12,292       31,240      25,972
 Industrial Commodities
   Management ................     13,306      16,684       20,197      31,060
                               ----------- -----------  ----------- -----------
       Reportable segments ...     89,159      82,342      157,228     150,901

 All other ...................     (2,165)      3,180       (2,675)      4,835
                               ----------- -----------  ----------- -----------
                                   86,994      85,522      154,553     155,736

Equity in earnings of
  affiliates .................      4,128       3,068        7,803       7,473
Gain on sale of investments ..      4,660           -        5,680           -
Interest expense, net ........    (14,946)    (15,158)     (28,865)    (27,484)
                               ----------- -----------  ----------- -----------
       Earnings before income
         taxes ............... $   80,836  $   73,432   $  139,171  $  135,725

Income tax expense ...........     24,655      22,543       42,447      41,667
                               ----------- -----------  ----------- -----------
       Net earnings .......... $   56,181  $   50,889   $   96,724  $   94,058
                               =========== ===========  =========== ===========

Note: Certain historical segment data have been reclassified to conform to a realignment of responsibilities resulting from internal organization changes in the second quarter of 1999.

       See the Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

Notes to the Unaudited Condensed Consolidated Financial Statements
------------------------------------------------------------------

Note 1 - Basis of Presentation
------------------------------

     The unaudited condensed consolidated financial statements of Engelhard Corporation and subsidiaries (the "Company") contain all adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1998 Annual Report to Shareholders and Form 10-K as amended.

Note 2 - Inventories
--------------------

Inventories consist of the following (in thousands):

                                            June 30, 1999    December 31, 1998
                                            -------------    -----------------
Raw materials ...........................      $ 79,199          $ 76,304
Work in process .........................        59,361            54,933
Finished goods ..........................       194,205           189,653
Precious metals .........................        28,890            28,862
                                            -------------    -----------------
Total inventories .......................      $361,655          $349,752
                                            =============    =================

Note 3 - Comprehensive Income
-----------------------------

Comprehensive income is summarized as follows (in thousands):

                                       Three Months Ended     Six Months Ended
                                             June 30,             June 30,
                                       -------------------   ------------------
                                         1999      1998        1999      1998
                                       --------  --------    --------  --------
Net earnings ........................  $56,181   $50,889     $96,724   $94,058
Other comprehensive income (loss):
   Foreign currency translation
     adjustment .....................  (12,871)    1,211     (14,630)  (19,752)
                                       --------  --------    --------  --------
Comprehensive income ................  $43,310   $52,100     $82,094   $74,306
                                       ========  ========    ========  ========

    No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations.

Note 4 - Earnings Per Share
---------------------------

The following table represents the computation of basic and diluted earnings per share:

                                        Three Months Ended    Six Months Ended
                                              June 30,             June 30,
(in thousands, except per share data)     1999      1998       1999      1998
-------------------------------------   --------  --------   --------  --------

Basic EPS Computation
---------------------
Net earnings applicable to common
  shares                                $ 56,181  $ 50,889   $ 96,724  $ 94,058
                                        --------  --------   --------  --------
Average number of shares outstanding     134,717   144,578    139,075   144,536
                                        --------  --------   --------  --------
Basic earnings per share                $   0.42  $   0.35   $   0.70  $   0.65
                                        ========  ========   ========  ========

Diluted EPS Computation
-----------------------
Net earnings applicable to common
  shares                                $ 56,181  $ 50,889   $ 96,724  $ 94,058
                                        --------  --------   --------  --------
Average number of shares outstanding     134,717   144,578    139,075   144,536
Effect of dilutive stock options             939     1,836        757     1,241
Effect of Rabbi Trust                      1,335         -      1,335         -
                                        --------  --------   --------  --------
Average number of shares outstanding     136,991   146,414    141,167   145,777
                                        --------  --------   --------  --------
Diluted earnings per share              $   0.41  $   0.35   $   0.69  $   0.65
                                        ========  ========   ========  ========

Note 5 - Sale of Investments
----------------------------

     In the second quarter of 1999, the Company sold its metal plating business. The Company recorded a pre-tax gain of $9.3 million, or $0.07 per share on a diluted basis, which was recorded in "gain on sale of investments" in the Company's "Condensed Consolidated Statements of Earnings." Net cash proceeds received were $12.1 million. In 1998, this business had approximately $84.0 million in annual revenue and was previously reported in the Company's Engineered Materials business within the "All other" segment.

     The Company is currently considering various strategic alternatives to divest its investment in Engelhard Highland Private Ltd., an India-based venture. As a result, the carrying value of the investment has been reduced to its estimated net realizable value of $1.0 million. Accordingly, a pre-tax loss of $4.6 million or $0.03 per share on a diluted basis was recorded in the second quarter of 1999 in "gain on sale of investments" in the "Condensed Consolidated Statements of Earnings."

Note 6 - Deferred Compensation Arrangement ("Rabbi Trust")
----------------------------------------------------------

     In the second quarter of 1999, Engelhard recognized a pre-tax charge of $4.2 million, or $0.03 per share on a diluted basis, related to the appreciation of its common stock held in a Rabbi Trust for deferred compensation. Engelhard's stock price increased to $22.63 at June 30, 1999 from $19.50 at December 31, 1998. The compensation expense was reported in "selling, administrative and other expenses" in the "Condensed Consolidated Statements of Earnings." The total value of the Rabbi Trust at June 30, 1999 was $30.2 million.

Note 7 - Special Charges and Credits
------------------------------------

     The Company recorded a pre-tax special charge of $5.0 million, or $0.04 per share on a diluted basis in the second quarter of 1999. This amount was reported in "selling, administrative and other expenses" in the "Condensed Consolidated Statements of Earnings." These charges are primarily for employee severance costs and are related to the restructuring of administrative operations. Substantially all of the employee severance charges relate to the elimination of 20 management positions. In addition, a total of 31 jobs also were eliminated at two manufacturing sites. The Company has paid approximately $0.4 million through June 30, 1999 and expects the remaining payments to be made by June 2000.

     The Company's pre-1997 restructuring charges included a $4.9 million impairment to the carrying value of land at the Salt Lake City facility. The Company has received offers from independent parties to purchase this land and is currently negotiating a purchase and sale contract. It also has been independently appraised to substantiate the value of these offers. In the second quarter of 1999, the Company restored the carrying value of this land to its original book value of $4.9 million. As a result, the Company recorded a pre-tax special credit of $4.9 million or $0.04 per share on a diluted basis in the second quarter of 1999. This amount was reported in "selling, administrative and other expenses" in the "Condensed Consolidated Statements of Earnings."

Note 8 - Other Matters
----------------------

     In 1998, management learned that Engelhard and several other companies operating in Japan had been victims of a fraudulent scheme involving base-metal inventory held in third-party warehouses in Japan. The inventory loss was approximately $40 million in 1997 and $20 million in 1998. The Company is vigorously pursuing various recovery actions. These actions include negotiations with the various third parties and, in several instances, the commencement of litigation. In the first quarter of 1998, Engelhard recorded a receivable from the insurance carriers and third parties for approximately $20 million. This amount represents management's and counsel's best estimate of the minimum probable recovery from the various insurance policies and other parties involved in the fraudulent scheme.

     In February 1999, the Peruvian taxing authority made public an investigation of the country's gold industry stemming from suspected evasion of value-added tax payments. Engelhard Peru, S.A., a purchaser and exporter of gold, has paid the tax to its vendors for each purchase and then claimed a refund from the Peruvian taxing authority after export. Engelhard typically would post a one-month letter of credit to obtain a prompt refund. Engelhard's refund claims for November and December of 1998 and January of 1999 were approximately $10 million per month. Engelhard has received the refunds for November and December, but, at the request of the government, the letters of credit, in the amount of $20 million, have been extended until October 1999 while the industry investigation is continued. The refund for January 1999 is going through the claim procedure and remains unpaid, and the related January letter of credit in the amount of $10 million, has also been extended until October 1999. The January letter of credit becomes effective upon receipt of the January refund by Engelhard. Management believes, based upon consultation with counsel, that all appropriate tax payments have been made and that the Company is entitled to all refunds claimed. However, if the resolution of this matter differs from management's belief, the maximum financial exposure is approximately $30 million.

          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
-------   ---------------------------------------------

                        Results of Operations
                        ---------------------

Comparison of the Second Quarter of 1999
with the Second Quarter of 1998
----------------------------------------

     Net earnings increased 10% to $56.2 million in the second quarter of 1999 from $50.9 million in the same period of 1998. Operating earnings for the second quarter of 1999 increased 2% to $87.0 million from $85.5 million in the same period of 1998. Three of the Company's five reportable segments recorded increased operating earnings, led by particularly strong results from the Environmental Technologies and Specialty Pigments and Additives segments.

     The Company's share of earnings from affiliates was $4.1 million for the second quarter of 1999 compared with $3.1 million for the same period in 1998. The increase was due primarily to higher equity earnings from Heesung-Engelhard, an environmental catalyst joint venture, and the elimination of losses from Acreon Catalyse, a hydrotreating catalyst joint venture that was sold in the first quarter of 1999.

     Lower net interest expense was due primarily to a decline in short-term interest rates.

     Net sales increased 12% to $1.2 billion in the second quarter of 1999 from $1.1 billion for the same period in 1998. The Environmental Technologies, Specialty Pigments and Additives, and Industrial Commodities Management segments reported higher sales, which more than offset lower sales from both the Process Technologies and Paper Pigments and Additives segments, as well as sales reported in the "All other" segment.

Environmental Technologies
--------------------------

     Operating earnings increased 35% to $29.9 million in the second quarter of 1999 from $22.2 million in the same period of 1998. Net sales for the second quarter of 1999 increased 9% to $151.5 million from $138.9 million in the same period of 1998.

     The segment had higher operating earnings primarily due to increased volumes of emission-control systems sold in North America.

     More than 80% of the segment's sales and operating earnings came from technologies to control emissions from mobile sources, including gasoline- and diesel-powered passenger cars, sport utility vehicles, trucks, buses and off-road vehicles. Sales and operating earnings from these technologies increased 9% and 25%, respectively. Continuing demand for more sophisticated emission-control technologies drove sales increases in North America. Higher sales resulted primarily from increased volumes at General Motors. European volumes were essentially flat versus a strong year-ago quarter.

Process Technologies
--------------------

     Operating earnings increased 4% to $19.5 million in the second quarter of 1999 from $18.9 million in the same period of 1998. Net sales for the second quarter of 1999 decreased 2% to $125.9 million from $128.4 million in the same period of 1998.

     The segment had higher earnings primarily due to increased earnings from petroleum catalysts and a modest increase from chemical catalysts.

     Operating earnings from petroleum catalysts increased as lower operating costs and an improved product mix more than offset the impact of an 8% decrease in sales of cracking catalysts. The sales decrease was due to continuing weakness in the refining market. The lower operating costs resulted from the mid-1998 shutdown of a manufacturing facility in The Netherlands, manufacturing efficiencies and reduced administrative expenses. The plant shutdown reduced fixed costs by $2.0 million in the second quarter of 1999. The manufacturing efficiencies accounted for $0.8 million, while the reduced administrative expenses totaled $1.0 million in the second quarter of 1999.

     Operating earnings from chemical catalysts were up slightly due to a favorable product mix and lower operating costs, partially offset by a sales decline of 6%.

Paper Pigments and Additives
----------------------------

     Operating earnings decreased 26% to $9.1 million in the second quarter of 1999 from $12.3 million in the same period of 1998. Net sales for the second quarter of 1999 decreased 9% to $60.2 million from $66.2 million in the same period of 1998.

     Operating earnings decreased primarily due to continuing weakness in most regional markets, particularly Japan where sales declined 19%. Sales in Europe and North America decreased 19% and 10%, respectively from the prior-year second quarter, while sales in the rest of the Asia-Pacific region (excluding Japan) increased 16%.

Specialty Pigments and Additives
--------------------------------

     Operating earnings increased 41% to $17.3 million in the second quarter of 1999 from $12.3 million in the same period of 1998. Net sales for the second quarter of 1999 increased 2% to $95.0 million from $93.0 million in the same period of 1998.

     Sales increases of 10% in pearlescent pigments and 26% in specialty films increased operating earnings by $1.6 million and $0.7 million, respectively. These increases were driven by continued Asia-Pacific growth as well as modest gains in European and North American markets. In addition, operating earnings increased due to the absence of costs related to inventory reductions in the prior-year second quarter. These improved results were partially offset by lower colors volume due to the delayed start-up of a new manufacturing process, lower attapulgite volumes due to slowness in the agricultural segment and lower pigment sales prices.

Industrial Commodities Management
---------------------------------

     Operating earnings decreased 20% to $13.3 million in the second quarter of 1999 from $16.7 million in the same period of 1998. Net sales for the second quarter of 1999 increased 24% to $745.5 million from $602.1 million in the same period of 1998.

     Sales increased due to higher volumes and prices. Palladium and rhodium prices were higher than in the year-ago quarter. The operating earnings decrease was the result of lower volatility in platinum group metals markets during the quarter as compared with the prior year. However, strong volumes and increased volatility in platinum group metals improved earnings versus the prior three quarters.

Comparison of the First Six Months of 1999
with the First Six Months of 1998
------------------------------------------

     Net earnings increased 3% to $96.7 million in the first six months of 1999 from $94.1 million in the same period of 1998. Operating earnings decreased 1% to $154.6 million in the first six months of 1999 from $155.7 million in the same period of 1998. Higher earnings from three segments -- Environmental Technologies, Process Technologies and Specialty Pigments and Additives -- were offset by lower operating earnings from the Paper Pigments and Additives and Industrial Commodities Management segments.

     The Company's share of earnings from affiliates increased 4% to $7.8 million for the first six months of 1999 from $7.5 million in the same period of 1998. The increase was due primarily to higher equity earnings from Heesung-Engelhard, an environmental catalyst joint venture and the elimination of losses from Acreon Catalyse, a hydrotreating catalyst joint venture sold in the first quarter of 1999. The increase was offset partially by lower equity earnings from Engelhard-CLAL, a precious-metal-fabrication joint venture.

     Higher net interest expense was due primarily to increased borrowings related to a major share repurchase (see "Other Matters" section on page 14), partially offset by a decrease in short-term interest rates.

     Net sales increased 11% to $2.3 billion in the first six months of 1999 from $2.0 billion in the same period of 1998. Higher sales were reported in four of the Company's five reportable segments.

Environmental Technologies
--------------------------

     Operating earnings increased 24% to $56.0 million in the first six months of 1999 from $45.1 million in the same period of 1998. Net sales increased 9% to $299.7 million in the first six months of 1999 from $275.4 million in the same period of 1998.

     The segment had higher earnings largely due to increased volumes of emission-control systems sold in North America and reduced material costs resulting from supply-chain management initiatives.

     More than 80% of the segment's sales and operating earnings came from technologies to control emissions from mobile sources, including gasoline- and diesel-powered passenger cars, sport utility vehicles, trucks, buses and off-road vehicles. Sales and operating earnings from these technologies increased 10% and 21%, respectively. Continuing demand for more sophisticated emission-control technologies drove sales increases in North America. Higher sales were primarily from increased volumes at General Motors. European volumes were essentially flat versus the prior year.

Process Technologies
--------------------

     Operating earnings increased 12% to $34.0 million in the first six months of 1999 from $30.4 million in the same period of 1998. Net sales increased 4% to $238.8 million from $229.1 million in the same period of 1998.

     The segment had higher earnings primarily due to increased earnings from petroleum catalysts and a modest increase in earnings from chemical catalysts. Excluding the results of the catalyst businesses of Mallinckrodt Inc. acquired in May 1998, net sales for the segment would have decreased 3%, partially due to lower demand for petrochemical catalysts, the result of continued weakness in the chemical industry.

     Operating earnings from petroleum catalysts increased as lower operating costs and an improved product mix more than offset the impact of a 13% decrease in sales of cracking catalysts. The sales decrease is due to continuing weakness in the refining market. The lower operating costs resulted from the mid-1998 shutdown of a manufacturing facility in The Netherlands, manufacturing efficiencies and reduced administrative expenses. The plant shutdown reduced fixed costs by $4.0 million in the first six months of 1999. The manufacturing efficiencies accounted for $1.9 million, while the reduced administrative expenses totaled $2.3 million in the first six months of 1999.

     Operating earnings from chemical catalysts were up slightly due to a favorable product mix and lower operating costs.

Paper Pigments and Additives
----------------------------

     Operating earnings decreased 14% to $15.9 million in the first six months of 1999 from $18.4 million in the same period of 1998. Net sales for the first six months of 1999 decreased 6% to $116.1 million from $123.7 million in the same period of 1998.

     Operating earnings decreased primarily due to a decline in sales resulting from continuing weakness in most regional markets, particularly Japan where sales declined 11%. Sales in Europe and North America each decreased 10% from the prior year, while sales in the rest of the Asia-Pacific region (excluding Japan) increased 13%.

Specialty Pigments and Additives
--------------------------------

     Operating earnings increased 20% to $31.2 million in the first six months of 1999 from $26.0 million in the same period of 1998. Net sales for the first six months of 1999 increased 3% to $183.0 million from $177.8 million in the same period of 1998.

     Sales increases of 8% in pearlescent pigments and 31% in specialty films increased operating earnings by $3.0 million and $1.4 million, respectively. These increases were driven by continued Asia-Pacific growth and European and North American sales increases. In addition, operating earnings increased due to the absence of costs related to inventory reductions in the prior year. These improved results were offset partially by lower colors volume due to the delayed start-up of a new manufacturing process and lower pigment sales prices.

Industrial Commodities Management
---------------------------------

     Operating earnings decreased 35% to $20.2 million in the first six months of 1999 from $31.1 million in the same period of 1998. Net sales for the first six months of 1999 increased 20% to $1.4 billion from $1.2 billion in the same period of 1998.

     The sales increase resulted from higher volumes as well as higher palladium and rhodium prices compared with the prior year. The operating earnings decrease resulted from significantly lower volatility in platinum group metals markets during the first six months of 1999 compared with the prior year.

                       Financial Condition and Liquidity
                       ---------------------------------

     At June 30, 1999, the Company's current ratio was 0.9, compared to 1.1 at December 31, 1998. The Company's total-debt-to-total-capital ratio increased to 62% at June 30, 1999 from 45% at December 31, 1998, due to increased short-term borrowings to fund a major share repurchase.

     Cash flows from investing activities were impacted by the acquisition of the chemical catalysts businesses of Mallinckrodt Inc. for approximately $210 million in May 1998. Capital expenditures in 1999 are expected to be similar to 1998.

     Cash flows from financing activities were impacted by increased short-term borrowings to fund a major share repurchase in May 1999, and the issuance of $120 million of 30-year bonds in June 1998 to reduce short-term debt related to the acquisition of the chemical catalyst businesses of Mallinckrodt Inc.

     In July 1998, the Company filed a shelf registration for $300 million. The net proceeds from offerings under the shelf registration are expected to be used to retire short-term debt and for general corporate purposes. Depending on market conditions, the Company anticipates issuing up to $150 million of bonds under the shelf registration by year-end 1999.

     The nature of the Industrial Commodities Management segment can result in significant fluctuations in cash flow. Management believes the Company will continue to have adequate access to credit and other capital markets to meet its needs for the foreseeable future.

                                 Other Matters
                                 -------------

Significant Shareholder Announcement
------------------------------------

     In the fourth quarter of 1998, Minorco announced that it was merging with Anglo American Corporation of South Africa Limited and that it would sell all the shares of common stock of Engelhard owned by Minorco and its affiliates (approximately 46 million shares) as a prerequisite of its merger.

     In May 1999, Engelhard purchased approximately 18 million of its shares owned by Minorco for $18.72 per share. The 18 million shares represented approximately 13% of Engelhard's total shares outstanding. The remainder of Minorco's stake (28 million shares) was sold in a secondary public offering. Minorco also compensated Engelhard for costs and other expenses related to the secondary offering and the purchase of the shares.

     Engelhard financed the purchase with short-term debt and intends to take steps to reduce its total debt going forward. Engelhard does not believe the financing of the purchase will have any material impact on its liquidity. Engelhard is reviewing its portfolio to identify non-core assets and businesses for potential sale and is exploring ways to further reduce operating expenses.

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

     The entire company has completed the inventory and assessment stages. Our major Company-wide applications -- such as order processing, financials, metals trading, human resources and payroll -- are complete, including testing.

     Engelhard has approached its Y2K compliance issue by categorizing its dependencies into two sections: Internal systems and External systems of suppliers and customers. Generally, internal systems identified as non-Y2K compliant have been, or will be, replaced or modified by reprogramming, upgrading or other means. Many of the internal non-compliant systems were targeted for replacement for reasons other than Y2K issues as the benefits of newer technology already had created an economic business case for action. The cost of these replacement solutions have been, or will be, capitalized as permitted by applicable accounting standards, whereas the cost of modification solutions have been or will generally be expensed as repairs. External systems will be monitored with the cooperation of our suppliers and customers.

Internal IT systems - includes internal applications software such as finance, manufacturing and logistics. All internal IT systems have been inventoried and assessed for Y2K compliance.

An estimate of completion for individual business unit systems is as follows:

              Approximate Percentage Completion of Key Applications

                                         Actual         Plan
                                         ------         ----
                                          6/99          9/99
                                          ----          ----
Environmental Technologies                 95%           100%
Process Technologies                      100            100
Paper Pigments and Additives              100            100
Specialty Pigments and Additives          100            100
Industrial Commodities Management         100            100
All other                                 100            100

     The projects that are either complete or underway have been primarily planned and staffed internally. The only major project that used external help in assessment, remediation and testing was our corporate order-processing system (CSS), for which we engaged MCI Systemhouse. This is now complete.

A core team in corporate headquarters, including a representative from internal audit, has been given the responsibility to assess Y2K project progress during remediation. They also conduct reviews at the end of each major project to validate Y2K concurrence, according to a pre-determined checklist.

There has been little in the way of deferral of projects due to Y2K efforts. In fact, the two major Company-wide system implementations (PeopleSoft for Human Resources and Oracle for Accounts Receivable) were Y2K compliance driven. Both are now complete.

     There have been no Y2K problems to date. In particular, orders that have been placed with Y2K delivery have experienced no problem.

     Internal Non-IT systems - includes embedded chip technology such as programmable logic controllers and related hardware/software; and personal computers and related software. Engelhard's programmable logic controllers and related hardware/software have been inventoried and assessed for Y2K compliance. All non-compliant equipment software has been replaced or upgraded. Engelhard believes all of its "critical" personal computers and related software are Y2K compliant. All of Engelhard's other personal computers and related software are in the process of being remediated and tested. Engelhard has replaced and/or upgraded any significant non-compliant hardware/software.

     External systems - includes systems of customers and suppliers. Engelhard is in the process of understanding its vulnerability to the Y2K issues of its customers and suppliers. Engelhard has identified and contacted third parties who would have a significant negative impact on operations if not Y2K compliant. Engelhard has assessed the status of these third parties and has developed requisite action plans where necessary. There can be no assurance that the Y2K compliance issues of these customers and suppliers will not have a material adverse affect on operating results or cash flows of the Company.

     Engelhard's assessment of its suppliers regarding their Y2K readiness, including both domestic and international, includes comprehensive surveys of all vendors and individual assessments of key ones. The surveys are complete and revealed no major problems. The individual assessments are ongoing through 1999 and will include face-to-face reviews if appropriate. Engelhard has responded to customer inquiries with a standard written response that gives assurance that appropriate steps are being taken toward Y2K compliance before January 1, 2000.

     The estimated total cost of implementing Y2K solutions is approximately $11.5 million. The total amount spent includes $10.6 million through December 31, 1998, an additional $0.3 million in the first quarter of 1999, and an additional $0.1 million in the second quarter of 1999. With regard to the $11.0 million spent to date, approximately $6.5 million has been expensed and $4.5 million capitalized in accordance with applicable accounting standards. The remaining Y2K expenditures are estimated to be incurred by the end of 1999.

     Dates targeted for completion of any necessary Y2K modifications are based on management's best estimates. These estimates were based on numerous assumptions of future events, including continued availability of certain resources, third-party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

     Failure to correct a material Y2K compliance problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could have a material adverse impact on Engelhard's operations. Engelhard believes that, with the implementation of new business systems and completion of the Y2K project as scheduled, the possibility of significant interruptions of normal operations is reduced.

     While management believes Engelhard does not have significant exposure with respect to major systems, contingency planning is being assessed. To that end, each business has identified the key systems that require development of a contingency plan. Going forward, the milestones through 1999 are:

  Establish business/site teams to develop plans and
    procedures to address identified critical components              Done
  Develop contingency plans                                           Done
  Publish recommendations relative to year-end 1999 activities        Done
  Test contingency plans where possible                               8/31

                           Forward-looking Statements
                           --------------------------

     This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to the future prospects, developments and business strategies of Engelhard. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties that may cause Engelhard's actual future activities and results of operations to be materially different from those suggested or described in this document. These risks include: competitive pricing or product development activities; Engelhard's ability to achieve and execute internal business plans; global economic trends; worldwide political instability and economic growth; markets, alliances and geographic expansions developing differently than anticipated; fluctuations in the supply and prices of precious and base metals; government legislation and/or regulation (particularly on environmental issues); technology, manufacturing and legal issues; the impact of "Year 2000"; and the impact of any economic downturns and inflation, including the recent weaknesses in the currency, banking and equity markets of countries in the Asia/Pacific region. Investors are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of their dates. Engelhard disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                               Pages
-------  --------------------------------                               -----

(a)(12)  Computation of the Ratio of Earnings to Fixed Charges.         20-21

(b) There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 ENGELHARD CORPORATION
                                             -----------------------------
                                                      (Registrant)






Date      August 5, 1999                         /s/ Orin R. Smith
        ---------------------                  -----------------------------
                                                   Orin R. Smith
                                                   Chairman and Chief
                                                   Executive Officer







Date      August 5, 1999                         /s/ Thomas P. Fitzpatrick
        ---------------------                  -----------------------------
                                                   Thomas P. Fitzpatrick
                                                   Senior Vice President and
                                                   Chief Financial Officer






Date      August 5, 1999                         /s/ Michael A. Sperduto
       ----------------------                  -----------------------------
                                                   Michael A. Sperduto
                                                   Controller

                                   EXHIBIT 12


              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
              -----------------------------------------------------

                                                 ENGELHARD CORPORATION
                                  COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                                                 (Dollars in Thousands)
                                                       (Unaudited)


                                     Six Months Ended
                                         June 30,                           Years Ended December 31,
                                     ----------------     --------------------------------------------------------------
                                           1999              1998         1997         1996         1995         1994
                                           ----              ----         ----         ----         ----         ----
Earnings from continuing operations
before provision for income taxes        $139,171         $260,563     $ 85,812      $209,955     $185,312     $157,306

Add/(deduct)

   Portion of rents representative
   of the interest factor                   1,750            3,500        3,000         3,900        4,700        4,800

   Interest on indebtedness                28,865           58,887       52,776        45,009       31,326       21,954

   Equity dividends                         2,044            2,022        3,803         2,515        3,411        3,800

   Equity in (earnings) losses
   of affiliates                           (7,803)         (10,077)      47,833         5,008         (695)        (632)
                                         ---------        ---------    --------      --------     ---------    ---------

   Earnings, as adjusted                 $164,028         $314,895     $193,224      $266,387     $224,054     $187,228
                                         =========        =========    ========      ========     =========    =========

Fixed Charges

   Portion of rents representative
   of the interest factor                  $1,750         $  3,500       $3,000        $3,900       $4,700       $4,800

   Interest on indebtedness                28,865           58,887       52,776        45,009       31,326       21,954

   Capitalized interest                       930            1,897          651           875          784          528
                                          -------         ---------     -------       -------      -------      --------

   Fixed charges                          $31,545         $ 64,284      $56,427       $49,784      $36,810      $27,282
                                          =======         =========     =======       =======      =======      ========

Ratio of Earnings to Fixed Charges           5.20             4.90         3.42 (a)      5.35         6.09         6.86
                                          =======         =========     =======       =======      =======      ========


(a)  Earnings in 1997 were negatively impacted by special and other charges of $149.6 million for a variety of events.
     Without such charges the ratio of earnings to fixed charges would have been 5.28.

