Form 10-Q
period 1999-09-30
ENGELHARD CORP
filed 1999-11-15
CIK 352947

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

                  For the quarterly period ended September 30, 1999
                                       OR
                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  ------------------------------------------------

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

                            Yes   X       No
                                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                        Outstanding at October 29, 1999
---------------------                        -------------------------------
    $1 par value                                        125,839,290

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              ENGELHARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (Thousands, except per share data)
                                   (Unaudited)

                                  Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                               ------------------------  -----------------------
                                   1999        1998         1999         1998
                               -----------  -----------  ----------  -----------
Net sales .................... $1,016,242   $1,039,495   $3,292,209  $3,084,560
Cost of sales ................    865,665      889,446    2,824,149   2,613,767
                               -----------  -----------  ----------- ----------

     Gross profit ............    150,577      150,049      468,060     470,793

Selling, administrative and
  other expenses .............     69,428       76,765      232,358     241,773
                               -----------  -----------  ----------- ----------

     Operating earnings ......     81,149       73,284      235,702     229,020

Equity in earnings of
  affiliates .................      4,192        1,456       11,995       8,929
Gain on sale of investments
  and land ...................      2,911            -        8,592           -
Interest expense, net ........    (14,869)     (16,450)     (43,735)    (43,934)
                               -----------  -----------  ----------- ----------

     Earnings before income
       taxes .................     73,383       58,290      212,554     194,015

Income tax expense ...........     22,382       13,045       64,829      54,712
                               -----------  -----------  ----------- ----------

     Net earnings ............ $   51,001   $   45,245   $  147,725  $  139,303
                               ===========  ===========  =========== ==========

Basic earnings per share ..... $     0.41   $     0.31   $     1.10  $     0.96
                               ===========  ===========  =========== ==========

Diluted earnings per share ... $     0.40   $     0.31   $     1.08  $     0.96
                               ===========  ===========  =========== ==========

Cash dividends paid per share  $     0.10   $     0.10   $     0.30  $     0.30
                               ===========  ===========  =========== ==========
Average number of shares
  outstanding - Basic ........    125,921      144,313      134,642     144,461
                               ===========  ===========  =========== ==========
Average number of shares
  outstanding - Diluted ......    128,592      145,438      136,914     145,344
                               ===========  ===========  =========== ==========
Actual number of shares
  outstanding ................    125,968      143,204      125,968     143,204
                               ===========  ===========  =========== ==========

       See the Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

                             ENGELHARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)




                                            September 30,      December 31,
                                                1999               1998
                                            -------------      ------------
    Cash ..................................  $   38,658          $   22,339
    Receivables ...........................     380,221             376,826
    Committed metal positions .............     329,074             541,224
    Inventories ...........................     371,432             349,752
    Other current assets ..................      91,922              69,826
                                             ----------        ------------
         Total current assets .............   1,211,307           1,359,967

    Investments ...........................     176,355             156,727
    Property, plant and equipment, net ....     862,305             876,461
    Intangible assets, net ................     330,800             326,253
    Other noncurrent assets ...............     151,362             146,911
                                             ----------        ------------
         Total assets .....................  $2,732,129          $2,866,319
                                             ==========        ============


    Short-term borrowings .................  $  554,099          $  255,002
    Accounts payable ......................     172,808             227,535
    Hedged metal obligations ..............     376,399             552,690
    Other current liabilities .............     267,597             235,218
                                             ----------        ------------
         Total current liabilities ........   1,370,903           1,270,445

    Long-term debt ........................     444,080             497,393
    Other noncurrent liabilities ..........     191,470             196,924
    Shareholders' equity ..................     725,676             901,557
                                             ----------        ------------
         Total liabilities and
              shareholders' equity ........  $2,732,129          $2,866,319
                                             ==========        ============






       See the Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

                              ENGELHARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                        -----------------------
                                                           1999         1998
                                                        ----------   ----------
Cash flows from operating activities
  Net earnings ........................................ $ 147,725    $ 139,303
  Adjustments to reconcile net earnings to net cash
  provided by operating activities
     Depreciation and depletion .......................    72,519       64,845
     Amortization of intangible assets ................     9,773        9,256
     Gain on sale of investments and land .............    (8,592)           -
     Equity results, net of dividends .................    (9,564)      (6,906)
     Net change in assets and liabilities
          Metal related ...............................   171,766      (31,029)
          All other ...................................   (51,431)     (74,504)
                                                        ----------   ----------
     Net cash provided by operating activities ........   332,196      100,965
                                                        ----------   ----------

Cash flows from investing activities
  Capital expenditures, net ...........................   (61,519)     (83,853)
  Proceeds from sale of investments and land ..........    10,449            -
  Acquisitions and other investments ..................    (1,230)    (245,401)
  Other ...............................................     2,408        7,016
                                                        ----------   ----------
     Net cash used in investing activities ............   (49,892)    (322,238)
                                                        ----------   ----------


Cash flows from financing activities
  Increase in short-term borrowings ...................   203,673      140,307
  Decrease in hedged metal obligations ................  (184,192)      (1,806)
  Proceeds from issuance of long-term debt ............    45,894      119,744
  Repayment of long-term debt .........................    (3,784)        (114)
  Purchase of treasury stock ..........................  (296,076)      (8,412)
  Stock bonus and option plan transactions ............    10,732        8,173
  Dividends paid ......................................   (39,936)     (43,381)
                                                        ----------   ----------
     Net cash (used in) provided by financing
       activities .....................................  (263,689)     214,511

Effect of exchange rate changes on cash ...............    (2,296)      (1,795)
                                                        ----------   ----------
     Net change in cash ...............................    16,319       (8,557)
     Cash at beginning of year ........................    22,339       28,765
                                                        ----------   ----------

     Cash at end of period ............................ $  38,658    $  20,208
                                                        ==========   ==========


       See the Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

                              ENGELHARD CORPORATION
                          BUSINESS SEGMENT INFORMATION
                                   (Thousands)
                                   (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                               -----------------------  -----------------------
                                   1999        1998         1999        1998
                               ----------- -----------  ----------  -----------
Net Sales
 Environmental Technologies .. $  141,195  $  122,952   $  440,900  $  398,401
 Process Technologies ........    110,369     125,706      349,169     354,844
 Paper Pigments and Additives      61,802      61,607      177,894     185,317
 Specialty Pigments and
   Additives .................     91,298      79,309      274,281     257,095
 Industrial Commodities
   Management ................    594,000     596,949    1,975,966   1,752,839
                               ----------- -----------  ----------- -----------
       Reportable segments ...    998,664     986,523    3,218,210   2,948,496

 All other ...................     17,578      52,972       73,999  $  136,064
                               ----------- -----------  ----------- -----------
                               $1,016,242  $1,039,495   $3,292,209  $3,084,560
                               =========== ===========  =========== ===========

Operating Earnings
 Environmental Technologies .. $   24,361  $   22,989   $   80,348  $   68,042
 Process Technologies ........     18,784      18,340       52,736      48,740
 Paper Pigments and Additives       5,228      10,037       21,081      28,453
 Specialty Pigments and
   Additives .................     15,145       5,953       46,384      31,925
 Industrial Commodities
   Management ................      9,372       8,457       29,569      39,516
                               ----------- -----------  ----------- -----------
       Reportable segments ...     72,890      65,776      230,118     216,676

 All other ...................      8,259       7,508        5,584      12,344
                               ----------- -----------  ----------- -----------
                                   81,149      73,284      235,702     229,020

Equity in earnings of
  affiliates .................      4,192       1,456       11,995       8,929
Gain on sale of investments
  and land ...................      2,911           -        8,592           -
Interest expense, net ........    (14,869)    (16,450)     (43,735)    (43,934)
                               ----------- -----------  ----------- -----------
       Earnings before income
         taxes ............... $   73,383  $   58,290   $  212,554  $  194,015

Income tax expense ...........     22,382      13,045       64,829      54,712
                               ----------- -----------  ----------- -----------
       Net earnings .......... $   51,001  $   45,245   $  147,725  $  139,303
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

Note 2 - Inventories
--------------------

Inventories consist of the following (in thousands):

                                        September 30, 1999   December 31, 1998
                                        ------------------   -----------------
Raw materials ........................       $ 78,963            $ 76,304
Work in process ......................         61,863              54,933
Finished goods .......................        201,734             189,653
Precious metals ......................         28,872              28,862
                                             --------            --------
Total inventories ....................       $371,432            $349,752
                                             ========            ========

     All precious metals are stated at LIFO cost. The precious metals inventories exceeded cost by $99.2 million and $85.8 million at September 30, 1999 and December 31, 1998, respectively. In order to make more efficient use of the Company's assets, the Company reduced certain elements of precious metals inventories in 1998. As a result, operating earnings included $4.1 million and net earnings included $2.4 million for the third quarter and first nine months of 1998 as a result of selling inventory accounted for under the LIFO method. This gain is included in the Company's "All Other" segment.

Note 3 - Comprehensive Income
-----------------------------

Comprehensive income is summarized as follows (in thousands):

                                      Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                      -------------------   -------------------
                                        1999      1998        1999      1998
                                      --------  --------    --------  ---------
Net earnings .......................  $51,001   $45,245     $147,725  $139,303
Other comprehensive income (loss):
   Foreign currency translation
     adjustment ....................   16,116    18,177        1,486    (1,575)
                                      --------  --------    --------  ---------
Comprehensive income ...............  $67,117   $63,422     $149,211  $137,728
                                      ========  ========    ========  =========

    No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations.

Note 4 - Earnings Per Share
---------------------------

The following table represents the computation of basic and diluted earnings per share:

                                        Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
(in thousands, except per share data)     1999      1998       1999      1998
-------------------------------------   --------  --------   --------  --------

Basic EPS Computation
---------------------
Net earnings applicable to common
  shares                                $ 51,001  $ 45,245   $147,725  $139,303
                                        --------  --------   --------  --------
Average number of shares outstanding     125,921   144,313    134,642   144,461
                                        --------  --------   --------  --------
Basic earnings per share                $   0.41  $   0.31   $   1.10  $   0.96
                                        ========  ========   ========  ========

Diluted EPS Computation
-----------------------
Net earnings applicable to common
  shares                                $ 51,001  $ 45,245   $147,725  $139,303
                                        --------  --------   --------  --------
Average number of shares outstanding     125,921   144,313    134,642   144,461
Effect of dilutive stock options           1,336       902        937       809
Effect of Rabbi Trust                      1,335       223      1,335        74
                                        --------  --------   --------  --------
Average number of shares outstanding     128,592   145,438    136,914   145,344
                                        --------  --------   --------  --------
Diluted earnings per share              $   0.40  $   0.31   $   1.08  $   0.96
                                        ========  ========   ========  ========

Note 5 - Sale of Investments and Land
-------------------------------------

     In the third quarter of 1999, the Company sold its Mearlcrete concrete foaming agent business. The Company recorded a gain of $1.1 million ($0.8 million after tax or $0.01 per share on a diluted basis) which was recorded in "gain on sale of investments and land" in the Company's "Condensed Consolidated Statements of Earnings." Net cash proceeds received were $1.7 million. In 1998, this business had approximately $1.4 million in annual revenue and was reported in the Company's Specialty Pigments and Additives segment.

     In the third quarter of 1999, the Company sold land and certain mineral rights located in Talladega County, Alabama. The Company recorded a gain of $1.8 million ($1.3 million after tax or $0.01 per share on a diluted basis) which was recorded in "gain on sale of investments and land" in the Condensed Consolidated Statements of Earnings." Net cash proceeds received were $1.9 million. These assets were previously reported in the Company's Paper Pigments and Additives segment.

Note 6 - Deferred Compensation Arrangement ("Rabbi Trust")
----------------------------------------------------------

     In the third quarter of 1999, the Company recognized income of $5.8 million ($4.1 million after tax or $0.03 per share on a diluted basis) related to the decrease in the value of its common stock held in a Rabbi Trust for deferred compensation from $22.63 at June 30, 1999 to $18.25 at September 30, 1999. For the nine months ended September 30, 1999, the Company recognized income of $1.7 million ($1.2 million after tax or $0.01 per share on a diluted basis) related to the decrease in the value of its common stock held in the Rabbi Trust from $19.50 at December 31, 1998 to $18.25 at September 30, 1999. The compensation income was reported in "selling, administrative and other expenses" in the "Condensed Consolidated Statements of Earnings." The total value of the Rabbi Trust at September 30, 1999 was $24.4 million.

Note 7 - Other Matters
----------------------

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

     In February 1999, the Peruvian taxing authority made public an investigation of the country's gold industry stemming from suspected evasion of value-added tax payments. Engelhard Peru, S.A., a purchaser and exporter of gold, has paid the tax to its vendors for each purchase and then claimed a refund from the Peruvian taxing authority after export. Engelhard typically would post a one-month letter of credit to obtain a prompt refund. Engelhard's refund claims for November and December of 1998 and January of 1999 were approximately $10 million per month. Engelhard has received the refunds for November and December, but, at the request of the government, the letters of credit, in the amount of $20 million, have been extended until December 1999 while the industry investigation is continued. The refund for January 1999 is going through the claim procedure and remains unpaid. Management believes, based upon consultation with counsel, that all appropriate tax payments have been made and that the Company is entitled to all refunds claimed. However, if the resolution of this matter differs from management's belief, the maximum financial exposure is approximately $30 million.

          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
-------   ---------------------------------------------

                        Results of Operations
                        ---------------------

Comparison of the Third Quarter of 1999
with the Third Quarter of 1998
---------------------------------------

     Net earnings increased 13% to $51.0 million in the third quarter of 1999 from $45.2 million in the same period of 1998. Operating earnings for the third quarter of 1999 increased 11% to $81.1 million from $73.3 million in the same period of 1998. Four of the Company's five reportable segments recorded increased operating earnings, led by particularly strong results from the Specialty Pigments and Additives segment.

     The effective tax rate was 30.5% in the third quarter of 1999 compared with 22.4% for the same period last year. In 1998, the Company entered into negotiations to dispose of underutilized real estate. As a result of this program, capital gains were realized in 1998, as well as in 1999. The effective tax rate for the third quarter of 1998 was reduced to reflect the reversal of a valuation allowance related to capital loss carryforwards.

     The Company's share of earnings from affiliates was $4.2 million for the third quarter of 1999 compared with $1.5 million for the same period in 1998. The increase was due primarily to higher equity earnings from Engelhard-CLAL, a precious-metal-fabrication joint venture and higher equity earnings from Heesung-Engelhard, an environmental catalyst joint venture.

     Lower net interest expense was due primarily to the settlement of treasury lock positions resulting in income of $3.0 million. Excluding this income, net interest expense would have increased due primarily to increased borrowings related to a major share repurchase in May 1999 and an increase in interest rates.

     Net sales decreased 2% to $1,016.2 million in the third quarter of 1999 from $1,039.5 million for the same period in 1998. The Environmental Technologies, Specialty Pigments and Additives, and Paper Pigments and Additives segments reported higher sales, which more than offset lower sales from both the Process Technologies and Industrial Commodities Management segments. Sales reported in the "All Other" segment decreased primarily as the Company sold its metal plating business in the second quarter of 1999.

Environmental Technologies
--------------------------

     Operating earnings increased 6% to $24.4 million in the third quarter of 1999 from $23.0 million in the same period of 1998. Net sales for the third quarter of 1999 increased 15% to $141.2 million from $123.0 million in the same period of 1998.

     The segment had higher operating earnings primarily due to increased volumes of emission-control systems sold in North America.

     More than 80% of the segment's sales and operating earnings came from technologies to control emissions from mobile sources, including gasoline-and diesel-powered passenger cars, sport utility vehicles, trucks, buses and off-road vehicles. Sales and operating earnings from these technologies increased 13% and 7%, respectively. Continuing demand for more sophisticated emission-control technologies drove sales increases in North America. Higher sales resulted primarily from increased volumes at General Motors. European volumes were essentially flat versus a strong year-ago quarter.

Process Technologies
--------------------

     Operating earnings increased 2% to $18.8 million in the third quarter of 1999 from $18.3 million in the same period of 1998. Net sales for the third quarter of 1999 decreased 12% to $110.4 million from $125.7 million in the same period of 1998.

     The segment had higher earnings primarily due to increased earnings from petroleum catalysts and polypropylene catalysts.

     Operating earnings from petroleum catalysts increased as an improved product mix (sales of higher margin products) and productivity improvements more than offset the impact of a 2% decrease in sales of cracking catalysts. The sales decrease was due to continuing weakness in the refining market.

     Operating earnings from chemical catalysts decreased due to a sales decline of 19% related to overall weak market conditions. Operating earnings from polypropylene catalysts increased due to lower operating costs.

Paper Pigments and Additives
----------------------------

     Operating earnings decreased 48% to $5.2 million in the third quarter of 1999 from $10.0 million in the same period of 1998. Net sales for the third quarter of 1999 increased slightly to $61.8 million from $61.6 million in the same period of 1998.

     Operating earnings decreased primarily due to a combination of weak pricing, unfavorable product mix (sales of lower margin products), and higher operating costs resulting from temporary unscheduled equipment outages. The slight increase in sales resulted from a 15% increase in sales in the Asia-Pacific region (excluding Japan) and a modest 2% increase in sales in Europe. Sales in North America were flat while sales in Japan decreased 9% due to continuing market weakness.

Specialty Pigments and Additives
--------------------------------

     Operating earnings increased 154% to $15.1 million in the third quarter of 1999 from $6.0 million in the same period of 1998. Net sales for the third quarter of 1999 increased 15% to $91.3 million from $79.3 million in the same period of 1998.

     Operating earnings increased primarily due to record sales volumes of effect pigments in the industrial and cosmetics segments and record sales volumes of specialty film. In addition, specialty kaolin operating earnings increased due to higher sales volume. These increases were driven by continued Asia-Pacific growth as well as modest gains in European and North American markets. In addition, operating earnings increased due to improved costs in most product lines and the absence of costs related to inventory reductions in the prior year third quarter. These improved results were partially offset by lower colors volume due to the delayed start-up of a new manufacturing process.

Industrial Commodities Management
---------------------------------

     Operating earnings increased 11% to $9.4 million in the third quarter of 1999 from $8.5 million in the same period of 1998. Net sales for the third quarter of 1999 declined slightly to $594.0 million from $596.9 million in the same period of 1998.

     Platinum group metals were the primary contributor to the operating earnings increase.

Comparison of the First Nine Months of 1999
with the First Nine Months of 1998
-------------------------------------------

     Net earnings increased 6% to $147.7 million in the first nine months of 1999 from $139.3 million in the same period of 1998. Operating earnings increased 3% to $235.7 million in the first nine months of 1999 from $229.0 million in the same period of 1998. Higher earnings from three segments -- Environmental Technologies, Process Technologies and Specialty Pigments and Additives -- were offset by lower operating earnings from the Paper Pigments and Additives and Industrial Commodities Management segments.

     The effective tax rate was 30.5% for the nine months ended September 30, 1999 compared with 28.2% for the same period last year. In 1998, the Company entered into negotiations to dispose of underutilized real estate. As a result of this program, capital gains were realized in 1998, as well as in 1999. The effective tax rate for the nine months ended September 30, 1998 were reduced to reflect the reversal of a valuation allowance related to capital loss carryforwards.

     The Company's share of earnings from affiliates increased 34% to $12.0 million for the first nine months of 1999 from $8.9 million in the same period of 1998. The increase was due primarily to higher equity earnings from Heesung-Engelhard, an environmental catalyst joint venture and the elimination of losses from Acreon Catalyse, a hydrotreating catalyst joint venture sold in the first quarter of 1999.

     Lower net interest expense was due primarily to the settlement of treasury lock positions resulting in income of $4.1 million. Excluding this income, net interest expense would have increased due primarily to increased borrowings related to a major share repurchase in May 1999 and an increase in interest rates.

     Net sales increased 7% to $3.3 billion in the first nine months of 1999 from $3.1 billion in the same period of 1998. The Environmental Technologies, Specialty Pigments and Additives, and Industrial Commodities Management segments reported higher sales, which more than offset lower sales from the Process Technologies and Paper Pigments and Additives segments. Sales reported in the "All Other" segment decreased primarily as the Company sold its metal plating business in the second quarter of 1999.

Environmental Technologies
--------------------------

     Operating earnings increased 18% to $80.3 million in the first nine months of 1999 from $68.0 million in the same period of 1998. Net sales increased 11% to $440.9 million in the first nine months of 1999 from $398.4 million in the same period of 1998.

     The segment had higher earnings largely due to increased volumes of emission-control systems sold in North America and reduced material costs resulting from supply-chain management initiatives.

     More than 80% of the segment's sales and operating earnings came from technologies to control emissions from mobile sources, including gasoline- and diesel-powered passenger cars, sport utility vehicles, trucks, buses and off-road vehicles. Sales and operating earnings from these technologies increased 11% and 16%, respectively. Continuing demand for more sophisticated emission-control technologies drove sales increases in both North America and Europe. In North America, higher sales were primarily from increased volumes at General Motors. In Europe, the volume increase was primarily from Ford Motor Company and Nissan.

Process Technologies
--------------------

     Operating earnings increased 8% to $52.7 million in the first nine months of 1999 from $48.7 million in the same period of 1998. Net sales for the first nine months of 1999 decreased 2% to $349.2 million from $354.8 million in the same period of 1998.

     The segment had higher earnings primarily due to increased earnings from petroleum catalysts, a modest increase in earnings from chemical catalysts, and an increase in earnings from polypropylene catalysts. Excluding the results of the catalyst businesses of Mallinckrodt Inc. acquired in May 1998, net sales for the segment would have decreased 11%, primarily due to lower demand for petrochemical catalysts and cracking catalysts.

     Operating earnings from petroleum catalysts increased as lower operating costs, an improved product mix and productivity improvements more than offset the impact of a 10% decrease in sales of cracking catalysts due to continuing weakness in the refining market. The lower operating costs resulted from the mid-1998 shutdown of a manufacturing facility in The Netherlands, manufacturing efficiencies and reduced administrative expenses. The plant shutdown reduced fixed costs by $4.0 million in the first nine months of 1999. The manufacturing efficiencies accounted for $3.1 million, while the reduced administrative expenses totaled $2.5 million in the first nine months of 1999.

     Operating earnings from chemical catalysts were up slightly due to a favorable product mix and lower operating costs. Operating earnings from polypropylene catalysts increased primarily due to increased sales and lower operating costs.

Paper Pigments and Additives
----------------------------

     Operating earnings decreased 26% to $21.1 million in the first nine months of 1999 from $28.5 million in the same period of 1998. Net sales for the first six months of 1999 decreased 4% to $177.9 million from $185.3 million in the same period of 1998.

     Operating earnings decreased primarily due to a decline in sales resulting from continuing weakness in most regional markets, particularly Japan where sales declined 8%. Sales in Europe decreased 9% and sales in North America decreased 8% from the prior year, while sales in the rest of the Asia-Pacific region (excluding Japan) increased 13%.

Specialty Pigments and Additives
--------------------------------

     Operating earnings increased 45% to $46.4 million in the first nine months of 1999 from $31.9 million in the same period of 1998. Net sales for the first nine months of 1999 increased 7% to $274.3 million from $257.1 million in the same period of 1998.

     Operating earnings increased primarily due to increased sales volume of effect pigments, specialty films and specialty kaolin. These increases were driven by continued Asia-Pacific growth and European and North American sales increases. In addition, operating earnings increased due to improved costs in most product lines and the absence of costs related to inventory reductions in the prior year. These improved results were offset partially by lower colors volume due to the delayed start-up of a new manufacturing process.

Industrial Commodities Management
---------------------------------

     Operating earnings decreased 25% to $29.6 million in the first nine months of 1999 from $39.5 million in the same period of 1998. Net sales for the first nine months of 1999 increased 13% to $2.0 billion from $1.8 billion in the same period of 1998.

     The sales increase resulted from higher volumes as well as higher palladium and rhodium prices compared with the prior year. The operating earnings decrease resulted from significantly lower volatility in platinum group metals markets during the first nine months of 1999 compared with the prior year.

                       Financial Condition and Liquidity
                       ---------------------------------

     At September 30, 1999, the Company's current ratio was 0.9, compared to 1.1 at December 31, 1998. The Company's total-debt-to-total-capital ratio increased to 58% at September 30, 1999 from 45% at December 31, 1998, due to increased short-term borrowings to fund a major share repurchase.

     Cash flows from investing activities were impacted by the acquisition of the chemical catalysts businesses of Mallinckrodt Inc. for approximately $210 million in May 1998 and decreased capital expenditures in 1999. Capital expenditures in 1999 are expected to be below 1998 spending, without impairing the Company's ability to meet volume growth.

     Cash flows from financing activities were impacted by a major share repurchase in May 1999, increased short-term borrowings to fund the share repurchase, and the issuance of $120 million of 30-year bonds in June 1998 to reduce short-term debt related to the acquisition of the chemical catalyst businesses of Mallinckrodt Inc.

     In July 1998, the Company filed a shelf registration for $300 million. The net proceeds from offerings under the shelf registration are expected to be used to retire short-term debt and for general corporate purposes. Depending on market conditions, the Company anticipates issuing up to $150 million of bonds under the shelf registration by year-end 1999.

     The nature of the Industrial Commodities Management segment can result in significant fluctuations in cash flow. A reduction in committed metal positions, net of a decrease in metal-related accounts payable, resulted in a decrease in hedged metal obligations. Management believes the Company will continue to have adequate access to credit and other capital markets to meet its needs for the foreseeable future.

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

     Engelhard has approached its Y2K compliance issue by categorizing its dependencies into two sections: Internal systems and External systems of suppliers and customers. Generally, internal systems identified as non-Y2K compliant have been, or will be, replaced or modified by reprogramming, upgrading or other means. Some of the internal non-compliant systems were targeted for replacement for reasons other than Y2K issues as the benefits of newer technology already had created an economic business case for action. The cost of these replacement solutions have been, or will be, capitalized as permitted by applicable accounting standards, whereas the cost of modification solutions have been or will generally be expensed as repairs. External systems will be monitored with the cooperation of our suppliers and customers.

Internal IT systems - includes internal applications software such as finance, manufacturing and logistics. All internal IT systems have been inventoried and assessed for Y2K compliance.

All of the key applications of the Company's individual business unit systems have been addressed and are believed to be Y2K compliant.

     All of the completed projects were primarily planned and staffed internally. The only major project that used external help in assessment, remediation and testing was our corporate order-processing system (CSS), for which we engaged MCI Systemhouse. This is now complete.

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

     Internal Non-IT systems - includes embedded chip technology such as programmable logic controllers and related hardware/software; and personal computers and related software. Engelhard's programmable logic controllers and related hardware/software have been inventoried and assessed for Y2K compliance. All non-compliant equipment software has been replaced or upgraded. Engelhard believes all of its "critical" personal computers and related software are Y2K compliant. All of Engelhard's other personal computers and related software have been remediated and tested. Engelhard has replaced and/or upgraded any significant non-compliant hardware/software.

     External systems - includes systems of customers and suppliers. Engelhard has identified and contacted customers and suppliers who would have a significant negative impact on operations if not Y2K compliant. Engelhard has assessed the status of these customers and suppliers and has developed requisite action plans where necessary. There can be no assurance that the Y2K compliance issues of these customers and suppliers will not have a material adverse affect on operating results or cash flows of the Company.

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

     The estimated total cost of implementing Y2K solutions is approximately $11.5 million. The total amount spent includes $10.6 million through December 31, 1998, an additional $0.3 million in the first quarter of 1999, an additional $0.1 million in the second quarter of 1999 and an additional $0.1 million in the third quarter of 1999. With regard to the $11.1 million spent to date, approximately $6.6 million has been expensed and $4.5 million capitalized in accordance with applicable accounting standards. The remaining Y2K expenditures are estimated to be incurred by the end of 1999.

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

     While management believes Engelhard does not have significant exposure with respect to major systems, contingency planning has been assessed. To that end, each business has identified the key systems that require development of a contingency plan. The following milestones have been met:

  Establish business/site teams to develop plans and
    procedures to address identified critical components              Done
  Develop contingency plans                                           Done
  Publish recommendations relative to year-end 1999 activities        Done
  Test contingency plans where possible                               Done

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

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                               Pages
-------  --------------------------------                               -----

(a)(12)  Computation of the Ratio of Earnings to Fixed Charges.         18-19

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

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






Date     November 14, 1999                        /s/ Orin R. Smith
        ---------------------                  -----------------------------
                                                   Orin R. Smith
                                                   Chairman and Chief
                                                   Executive Officer







Date     November 14, 1999                        /s/ Thomas P. Fitzpatrick
        ---------------------                  -----------------------------
                                                   Thomas P. Fitzpatrick
                                                   Senior Vice President and
                                                   Chief Financial Officer






Date     November 14, 1999                        /s/ Michael A. Sperduto
       ----------------------                  -----------------------------
                                                   Michael A. Sperduto
                                                   Controller

                                   EXHIBIT 12


              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
              -----------------------------------------------------

                                                 ENGELHARD CORPORATION
                                  COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                                                 (Dollars in Thousands)
                                                       (Unaudited)


                                     Nine Months Ended
                                       September 30,                        Years Ended December 31,
                                     -----------------    --------------------------------------------------------------
                                           1999              1998         1997         1996         1995         1994
                                           ----              ----         ----         ----         ----         ----
Earnings from continuing operations
before provision for income taxes        $212,554         $260,563     $ 85,812      $209,955     $185,312     $157,306

Add/(deduct)

   Portion of rents representative
   of the interest factor                   2,625            3,500        3,000         3,900        4,700        4,800

   Interest on indebtedness                43,735           58,887       52,776        45,009       31,326       21,954

   Equity dividends                         2,431            2,022        3,803         2,515        3,411        3,800

   Equity in (earnings) losses
   of affiliates                          (11,995)         (10,077)      47,833         5,008         (695)        (632)
                                         ---------        ---------    --------      --------     ---------    ---------

   Earnings, as adjusted                 $249,350         $314,895     $193,224      $266,387     $224,054     $187,228
                                         =========        =========    ========      ========     =========    =========

Fixed Charges

   Portion of rents representative
   of the interest factor                 $ 2,625         $  3,500      $ 3,000       $ 3,900      $ 4,700      $ 4,800

   Interest on indebtedness                43,735           58,887       52,776        45,009       31,326       21,954

   Capitalized interest                     1,336            1,897          651           875          784          528
                                          -------         ---------     -------       -------      -------      --------

   Fixed charges                          $47,696         $ 64,284      $56,427       $49,784      $36,810      $27,282
                                          =======         =========     =======       =======      =======      ========

Ratio of Earnings to Fixed Charges           5.23             4.90         3.42 (a)      5.35         6.09         6.86
                                          =======         =========     =======       =======      =======      ========


(a)  Earnings in 1997 were negatively impacted by special and other charges of $149.6 million for a variety of events.
     Without such charges the ratio of earnings to fixed charges would have been 5.28.

