Form 10-K
period 1999-12-31
ENGELHARD CORP
filed 2000-03-28
CIK 352947

                                      1999
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K

 X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------
                  For the fiscal year ended December 31, 1999
                                       OR
---            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------
                   For the transition period from          to

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   Yes |X|.

Number of shares of common stock outstanding as of March 23, 2000 - 125,590,728.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Proxy Statement for the 2000 Annual Meeting of Shareholders.

                               Table of Contents
                               ------------------

Item                                                           Page
----                                                           ----
                                     Part I
1.  Business
    (a) General development of business                          3
    (b) Segment and geographic area data                    3-7, 55-59
    (c) Description of business                             3-7, 55-59

2.  Properties                                                 9-10

3.  Legal Proceedings                                         10-11

4.  Submission of Matters to a Vote of                          11
    Security Holders
                                     Part II

5.  Market for Registrant's                                     12
    Common Equity and Related
    Stockholder Matters

6.  Selected Financial Data                                   13,66

7.  Management's Discussion and                               13-26
    Analysis of Financial Condition
    and Results of Operations

8.  Financial Statements and                                  27-65
    Supplementary Data

9.  Changes in and Disagreements with                          66
    Accountants on Accounting and Financial
    Disclosure
                                    Part III

10. Directors and Executive Officers of                       67-68
    the Registrant

11. Executive Compensation                                     68

12. Security Ownership of Certain                              68
    Beneficial Owners and Management

13. Certain Relationships and Related                          68
    Transactions
                                    Part IV

14. Exhibits, Financial Statement                             69-108
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

     The Company employed approximately 6,420 people as of January 1, 2000 and operates on a worldwide basis with corporate, operating headquarters, principal manufacturing facilities and mineral reserves in the United States with other operations conducted in the Asia-Pacific region, Canada, the European Community, the Russian Federation, South Africa and South America.

     The Company's businesses are organized into five reportable segments - Environmental Technologies, Process Technologies, Specialty Pigments and Additives, Paper Pigments and Additives and Industrial Commodities Management.

     The following information on the Company is included in Note 16, "Business Segment and Geographic Area Data", of the Notes to Consolidated Financial
Statements: net sales to external customers, operating earnings/(losses), net interest expense, depreciation, depletion and amortization, equity in earnings/ (losses) of affiliates, total assets, equity investments and capital expenditures.

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

     The manufacturing operations of the Environmental Technologies segment are carried out in the United States, Germany, India, South Africa, South America and the United Kingdom with equity investments located in the United States and South Korea. The products are sold principally through the Company's sales organizations or those of its equity investments, supplemented by independent distributors and representatives.

     The principal raw materials used by the Environmental Technologies segment include precious metals, procured by the Industrial Commodities Management segment, and a variety of minerals and chemicals that are generally readily available.

     As of January 1, 2000, the Environmental Technologies segment had approximately 1,630 employees worldwide.

PROCESS TECHNOLOGIES

     The Process Technologies segment consists of the Chemical Catalysts, Petroleum Catalysts and Polyolefins Catalysts businesses. The Chemical Catalysts business consists of chemical catalyst products, serving the chemical, petrochemical, pharmaceutical and food processing industries. The Petroleum Catalysts business consists of a variety of petroleum refining catalyst products, serving the petroleum refining industries. The Polyolefins Catalysts business consists of polymerization catalyst products serving the chemical industry.

     The principal products of the Chemical Catalysts business consist of catalysts and sorbents used in the production of a variety of products or intermediates, including synthetic fibers, fragrances, antibiotics, vitamins, plastics, detergents, fuels and lube oils, solvents, oleochemicals and edible products. These catalysts are used in both batch and continuous operations, that in many cases, require special catalysts for each application. Chemical catalysts are based on the Company's proprietary technology and often are developed in close cooperation with specific customers. Sorbents are used to purify and decolorize naturally occurring fats and oils for manufacture into shortenings, margarines and cooking oils.

     The products of the Chemical Catalysts business compete in the marketplace on the basis of cost and value performance. No single competitor is dominant in the markets in which the Company operates.

    The manufacturing operations of the Chemical Catalysts business are carried out in the United States, Italy and The Netherlands. The products are sold principally through the Company's sales organizations supplemented by independent representatives.

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

     The manufacturing operations of the Petroleum Catalysts business are carried out in the United States. The products are sold principally through the Company's sales organizations supplemented by independent distributors and representatives.

     The principal raw materials used by the Petroleum Catalysts business include kaolin, supplied by the Paper Pigments and Additives segment, and a variety of minerals and chemicals which are generally readily available.

     The principal products of the Polyolefins Catalysts business are polymerization catalysts used in the production of polypropylene and polyethylene. These catalysts can be used to control characteristics of the end product to obtain desired properties.

     The products of the Polyolefins Catalysts business compete in the market place on the basis of cost and value performance. No single competitor is dominant in the markets in which the Company operates.

     The manufacturing operations of the Polyolefins Catalysts business are carried out in the United States. The products are sold principally through the Company's sales organizations supplemented by independent distributors and representatives.

     The principal raw materials are chemicals which are generally readily available.

     As of January 1, 2000 the Process Technologies segment had approximately 1,665 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

SPECIALTY PIGMENTS AND ADDITIVES

     The Specialty Pigments and Additives segment provides innovative functional products, services and solutions to customers' problems in a broad array of markets, including coatings, plastics, cosmetics and construction. The segment's products create value for customers by improving the look, performance and overall cost of their products. The Company applies its technical competencies in mineral beneficiation, material science, surface chemistry and optical physics to kaolin, attapulgite, mica and other naturally-occurring materials to produce performance additives, specialty pigments and effect pigments as well as specialty films.

     Minerals-based performance additives are used principally as extender pigments for a variety of purposes in the manufacture of plastic, rubber, ink, ceramic, adhesive products and paint. Principal products include Satintone (trademark) products, ASP (trademark) pigments and Translink (trademark) surface modified reinforcements. The segment produces a variety of organic and inorganic color and pearlescent and natural pearl special-effect pigments for a wide range of applications, serving the automotive, cosmetic and industrial segments. Additionally, the segment also produces gellants and sorbents with an assortment of uses, as well as Metamax (trademark) for the concrete industry.

     The products of the Specialty Pigments and Additives segment compete with those of other minerals and effect pigment manufacturers on the basis of cost and value performance. No single competitor is dominant in the markets in which the Company competes.

     Specialty Pigments and Additives' manufacturing operations are carried out in the United States and in South Korea. Subsidiary sales and distribution centers are located in France, Hong Kong, Japan, Mexico, The Netherlands, and Turkey. Products are sold through the Company's sales organization supplemented by independent distributors and representatives.

     The principal raw materials used by the Specialty Pigments and Additives segment include kaolin, attapulgite and mica, which are mined from mineral reserves owned or leased by the Company, and a variety of other minerals and chemicals which are readily available.

     As of January 1, 2000 the Specialty Pigments and Additives segment had approximately 1,090 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

PAPER PIGMENTS AND ADDITIVES

     The Paper Pigments and Additives segment provides kaolin-based performance products used as coating and extender pigments by papermakers to improve the opacity, brightness, gloss and printability of their products. This segment is also the internal supply source of specialized mineral-based products and precursors for Engelhard's catalyst and specialty pigment businesses.

     Products for the paper market include Miragloss (trademark), Miraclipse (trademark) and Mirafilm (trademark), a family of pigments for coating applications requiring superior gloss, opacity and brightness; Digitex (trademark) used in inkjet printing applications; Luminex (trademark) pigments, a high brightness material for high-quality paper coating: Ansilex (registered trademark) pigments that provide the desired opacity, brightness, gloss and printability in paper products; Nuclay (registered trademark) specialized coating pigment for lightweight publication papers; Exsilon (registered trademark) structured pigments that improve the printability of lightweight coated paper and carbonless forms; and Spectrafil (registered trademark) pigments for newsprint and groundwood specialty markets.

     The products of the Paper Pigments and Additives segment compete with those of other kaolin manufacturers, as well as those of producers of precipitated calcium carbonate and ground calcium carbonate, on the basis of cost and value performance. No single competitor is dominant in the markets in which the Company competes.

     Paper Pigments and Additives' manufacturing operations are carried out in the United States and Finland. An equity investment is located in the Ukraine. Products are sold through the Company's sales organization or those of its equity investment, supplemented by independent distributors and representatives.

     The Principal raw materials of the Paper Pigments and Additives segment is crude kaolin, which is mined from owned or leased property by the Company to produce high quality kaolin products for paper coating and further processed filling applications.

     As of January 1, 2000 the Paper Pigments and Additives segment has approximately 1,220 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.


 INDUSTRIAL COMMODITIES MANAGEMENT

     The Industrial Commodities Management segment is a distribution and materials services business that purchases and sells precious metals, base metals and related products and services. It does so under a variety of pricing and delivery arrangements structured to meet the logistical, financial and price risk management requirements of the Company, its customers and suppliers. Additionally, it offers related services for precious-metal refining and produces salts and solutions.

     The Industrial Commodities Management segment is responsible for procuring precious and base metals to meet the requirements of the Company's operations and its customers. Supplies of newly-mined platinum group metals are obtained primarily from South Africa and the Russian Federation and to a lesser extent from the United States and Canada, the only four regions that are known significant sources. Most of these platinum group metals are obtained pursuant to a number of contractual arrangements with different durations and terms. Gold and silver are purchased from various sources. In addition, in the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms.

     The Industrial Commodities Management segment also engages in precious and base metal sourcing with industrial consumers, dealers, central banks, miners and refiners. It also participates in refining of precious metals and the production of salts and solutions. Offices are located in the United States, Italy, Japan, Peru, the Russian Federation, Switzerland and the United Kingdom.

     As of January 1, 2000 the Industrial Commodities Management segment had approximately 120 employees worldwide.

MAJOR CUSTOMERS

     For the years ended December 31, 1999, 1998 and 1997, Ford Motor Company, a customer of the Environmental Technologies and Industrial Commodities Management segments, accounted for more than 10% of the Company's net sales. Sales to this customer include both fabricated products and precious metals and were therefore significantly influenced by fluctuations in precious-metal prices, as was the quantity and type of metal purchased. In such cases, market price fluctuations, quantities and types purchased can result in material variations in sales reported, but do not usually have a direct or significant effect on earnings.

RESEARCH AND PATENTS

     The Company currently employs approximately 515 scientists, technicians and auxiliary personnel engaged in research and development in the field of chemistry and metallurgy. These activities are conducted in the United States and abroad. Research and development expense was $77.9 million in 1999, $69.8 million in 1998 and $61.4 million in 1997.

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

ENVIRONMENTAL MATTERS

     With the oversight of environmental agencies, the Company is currently preparing, has under review, or is implementing environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites, including Plainville, MA, Salt Lake City, UT and Attapulgus, GA. The Company is continuing to investigate contamination at Plainville under a 1993 agreement with the United States Environmental Protection Agency (EPA) and is awaiting approval of a decommissioning plan by the State of Massachusetts under authority delegated by the Nuclear Regulatory Commission. Investigation of the environmental status at the Salt Lake City site continues under a 1993 agreement with the Utah Solid and Hazardous Waste Control Board. An approved reclamation program at the Attapulgus site, under a 1994 consent order with the Georgia Department of Natural Resources, Environmental Protection Division, is complete.

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

     The liabilities for environmental cleanup related costs recorded in the consolidated balance sheets at December 31, 1999 and 1998 were $31.3 million and $39.5 million, respectively, including $0.8 million and $1.2 million, respectively, for Superfund sites. These amounts represent those costs that the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents approximately 55% of what it believes are the reasonably possible environmental cleanup-related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

     During the past three-year period, cash payments for environmental cleanup-related matters were $2.4 million, $4.1 million and $6.0 million for 1999, 1998 and 1997, respectively. The amounts accrued in connection with environmental cleanup-related matters were not significant over this time period.

     For the past three-year period, environmental-related capital projects have averaged less than 10% of the Company's total capital expenditure programs, and the expense of environmental compliance (e.g. environmental testing, permits, consultants and in-house staff) was not material.

     There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup-related matters are projected to be $5.0 million for 2000, all of which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, Management believes that environmental cleanup-related reserves at December 31, 1999 are reasonable and adequate and that environmental matters are not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on the Company's operating results or cash flows.

Item 2.    Properties
------     ----------

     The Company leases a building on approximately seven acres of land with a combined area of approximately 271,000 square feet in Iselin, NJ. This building serves as the principal executive and administrative office of the Company and its operating segments. The Company owns approximately 15 acres of land and three buildings with a combined area of approximately 150,000 square feet in Iselin, NJ. These buildings serve as the major research and development facilities for the Company's operations. The Company also owns research facilities in Gordon, GA; Union, NJ; Buchanan and Ossining, NY; Beachwood, OH; Pasadena, TX and DeMeern, The Netherlands.

     The Environmental Technologies segment owns and operates plants located in Huntsville, AL; Santa Barbara, CA; East Windsor, CT; Daytona and Deerfield Beach, FL; Wilmington, MA; Hiram, OH; Warwick, RI; Duncan, SC; Nienburg, Germany; Madras, India; Port Elizabeth, South Africa; Indiatuba, Brazil and Coleford, United Kingdom.

     The Process Technologies segment owns and operates plants located in Attapulgus and Savannah, GA; Elyria, OH; Erie, PA; Seneca, SC; Pasadena, TX; Salt Lake City, UT; Rome, Italy; and DeMeern, The Netherlands.

     The Specialty Pigments and Additives segment owns and operates attapulgite processing plants in Quincy, FL near the area containing its attapulgite reserves, plus a mica mine and processing facilities in Hartwell, GA. Management believes that the Company's attapulgite and mica reserves will be sufficient to meet its needs for the foreseeable future. The segment also owns and operates color, pearlescent pigment and film manufacturing facilities in Sylmar, CA; Louisville, KY; Eastport, ME; Peekskill, NY; Elyria, OH; Charleston, SC; and Inchon, South Korea.

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

     The Industrial Commodities Management segment's operations are conducted at leased facilities in Iselin and Carteret, NJ; Lincoln Park, MI; Tokyo, Japan; Moscow, Russia; Zug, Switzerland; and London, United Kingdom. In addition, the segment's operations are conducted at owned facilities in Beachwood, OH; Anaheim, CA; Seneca, SC; Rome, Italy and Lima, Peru.

     Management believes that the Company's processing and refining facilities, plants and mills are suitable and have sufficient capacity to meet its normal operating requirements for the foreseeable future.

Item 3.    Legal Proceedings
------     -----------------

     Various lawsuits, claims and proceedings are pending against the Company.

     The Company and certain of its present and former officers have agreed to a Stipulation of Settlement ("Stipulation") of a class action filed in November 1995 that alleged misstatements and omissions in connection with press releases issued in 1995 concerning the Company's PremAir(registered trademark) catalyst systems. In the settlement, which was approved by the Court on December 8, 1998, in exchange for the dismissal of the complaint against all defendants, the Company will pay no more than $5.5 million of a maximum settlement amount of $21.5 million. The balance of the settlement amount will be paid by insurance carried by the Company for such purposes. Because the final settlement amount will depend on the number of eligible shares of the Company's common stock for which claims are submitted, the amounts to be paid by the Company and the insurer could be less, but in no event more, than the above-stated amounts. This matter, if resolved in accordance with the Stipulation, will not have a material adverse effect on the operating results of the Company.

     The Company is one of a number of defendants in numerous proceedings that allege that the plaintiffs contracted cancer and/or suffered other injuries from exposure to "toxic" substances purportedly supplied by the Company and other defendants. The Company is also subject to a number of environmental contingencies (See note 18 "Environmental Costs," for further detail) and is a defendant in a number of lawsuits covering a wide range of other matters. In some of these matters, the remedies sought or damages claimed are substantial. While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, Management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from management's current expectations, could have a material adverse effect on the Company's operating results or cash flows.

     In July 1996, the Securities and Exchange Commission (SEC) issued a formal order of investigation concerning the sale of Engelhard stock by certain of the Company's officers and directors during 1995. Subpoenas for documents and witness testimony were issued by the SEC. In response, the Company provided documents to the SEC, and witnesses were examined by the SEC staff during 1996.

     In 1998, Management learned that Engelhard and several other companies operating in Japan had been victims of a fraudulent scheme involving base-metal inventory held in third-party warehouses in Japan. The inventory loss was approximately $40 million in 1997 and $20 million in 1998. The Company is vigorously pursuing various recovery actions. These actions include negotiations with the various third parties involved and, in several instances, the commencement of litigation. In the first quarter of 1998, Engelhard recorded a receivable from the insurance carriers and third parties involved for approximately $20 million. This amount represents Management's and counsel's best estimate of the minimum probable recovery from the various insurance policies and other parties involved in the fraudulent scheme.

     The Company is involved in a value-added tax dispute in Peru, which Management believes has a maximum financial exposure of approximately $30 million. On December 2, 1999, Engelhard Peru, S.A., a wholly-owned subsidiary, was denied refund claims of approximately $27 million. The Peruvian tax authority also determined that Engelhard Peru, S.A. is liable for the return of approximately $17 million in refunds previously paid and payment of fines totaling approximately $41 million. Engelhard Peru, S.A. is contesting these determinations vigorously, and Management believes, based on consultation with counsel, that Engelhard Peru, S.A. is entitled to all refunds claimed and is not liable for these additional taxes or fines. However, even if the matter is subsequently resolved against Engelhard Peru, S.A., Management believes the maximum financial exposure is limited to the aggregate value of all assets of Engelhard Peru, S.A., including unpaid refunds, which is approximately $30 million.

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------
          Not applicable.

                                     PART II
                                     -------

           Market for Registrant's Common Equity
Item 5.    and Related Stockholder Matters
------     -------------------------------------

     As of March 23, 2000, there were 6,294 holders of record of the Company's common stock, which is traded on the New York Stock Exchange (ticker symbol "EC"), as well as on the London and Swiss stock exchanges.

     The range of market prices and cash dividends paid for each quarterly period were as follows:
                                         NYSE                      Cash
                                     market price             dividends paid
                                   High         Low             per share
                                 ---------   ---------        --------------

1999
First quarter                    $20 13/16   $16 1/2              $0.10
Second quarter                    23 11/16    16 1/4               0.10
Third quarter                     23          18 3/16              0.10
Fourth quarter                    19  1/4     16 5/16              0.10

1998
First quarter                    $20         $16 1/2              $0.10
Second quarter                    22 13/16    18 13/16             0.10
Third quarter                     21  1/2     17 5/16              0.10
Fourth quarter                    21 11/16    15 3/4               0.10

Item 6.    Selected Financial Data
------     -----------------------

                             Selected Financial Data
                    ($ in millions, except per share amounts)

OPERATING RESULTS                             1999           1998            1997           1996           1995
-----------------                             ----           ----            ----           ----           ----
OPERATING RESULTS
Net sales                                  $4,404.9       $4,174.6        $3,630.7        $3,184.4       $2,840.1
Net earnings(1)                               197.5          187.1            47.8           150.4          137.5
Basic earnings per share(2)                    1.49           1.30            0.33            1.05           0.96
Diluted earnings per share(2)                  1.47           1.29            0.33            1.03           0.94
Total assets                               $2,904.0       $2,866.3        $2,586.3        $2,490.5       $1,943.3
Long-term debt                                499.5          497.4           373.6           375.1          211.5
Shareholders' equity                          764.4          901.6           785.3           833.2          737.7
Cash dividends paid per share(2)               0.40           0.40            0.38            0.36           0.35
Return on average shareholders' equity        23.7%          22.2%            5.9%           19.2%          20.3%


Unless otherwise indicated, all per-share amounts are presented as basic earnings per share, as calculated under SFAS No. 128, "Earnings Per Share".

     (1) Results in 1999 include an after-tax gain of $2.2 million ($0.02 per share) on the sale of inventory accounted for under the LIFO method and net after-tax gains of $5.3 million ($0.04 per share) on sales of investments and land. Results in 1998 include an after-tax gain of $4.9 million ($0.03 per share) on the sale of inventory accounted for under the LIFO method. Results in 1997 include special and other charges of $117.7 million ($0.82 per share) for a variety of events (including restructuring actions and a loss from the base-metal fraud in Japan). In addition, 1997 results include an after-tax gain of $2.0 million ($0.01 per share) on the sale of inventory accounted for under the LIFO method. Results in 1996 include an after-tax gain of $3.3 million ($0.02 per share) on the sale of inventory accounted for under the LIFO method.

 (2) Reflects the three-for-two stock split as of June 30, 1995.


          Management's Discussion and Analysis
Item 7.   of Financial Condition and Results of Operations
------    ----------------------------------------------------------

Unless otherwise indicated, all per-share amounts are presented as basic earnings per share, as calculated under SFAS No. 128, "Earnings per Share."

Net earnings in 1997 include special and other charges of $117.7 million
($0.82 per share) for a variety of events, including restructuring actions and a loss from the base-metal fraud in Japan (see Note 19, "Litigation and Contingencies," for further detail).

The information in the discussion of each segment's results is derived directly from that segment's internal financial reporting system used for Management purposes. Items allocated to each segment's results include the majority of corporate overhead charges. Unallocated items include net interest expense, royalty income, sale of inventory accounted for under the LIFO method, special and other charges and other miscellaneous Corporate items (see Note 16, "Business Segment and Geographic Area Data," for further detail).

Environmental Technologies

The Environmental Technologies segment predominantly develops and markets sophisticated emission-control technologies and systems that enable customers to cost-effectively meet stringent environmental regulations.

1999 Performance
Sales increased 6% to $584.8 million and operating earnings increased 15% to $102.4 million.

Discussion
The majority of this segment's sales and operating earnings are derived from technologies to control pollution from mobile sources, including gasoline and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles. Sales and earnings increases were driven by strength in auto-emission catalysts for North America and a surge in volume of diesel-engine retrofit kits. These increases were partly offset by costs related to the start-up of new manufacturing plants in India and Brazil.

Operating earnings also were favorably impacted by reduced material costs resulting from supply-chain management initiatives.

Sales volumes for auto catalysts were up sharply in North America as the business benefited from general strength in the auto industry and increased volumes with General Motors and Honda.

Sales of retrofit equipment for heavy-duty diesel engines also were up, primarily due to increased demand from bus fleet operators. In October, Hong Kong's largest bus operator announced that it would retrofit 1,800 of its vehicles with Engelhard's advanced catalytic converters.

Outlook
This segment expects growth in sales and operating earnings to continue as emission-control regulations become stricter around the world and address a much broader range of emission sources. Demand for automotive catalysts is expected to increase in response to the Company's development of several new technologies. Demand also is expected to accelerate for advanced catalytic converters for diesel engines utilized in retrofitting bus fleets. Programs are underway in Paris, London, Hong Kong and a number of other cities.

Sales of advanced catalysts for medium- and heavy-duty diesel trucks are expected to expand beginning in the second half of 2002 as new regulations begin to take effect. The Company expects sales to start in the second half of 2002 for engines going into the California market. The medium- and heavy-duty engine sector will have new U.S. regulations beginning in 2004.

In addition to emission-control technologies, Engelhard expects broader commercialization of its proprietary PremAir (registered trademark) catalyst system, which destroys ozone already in the ambient air regardless of the source. In December 1999, Volvo began installing PremAir-coated radiators on their S80 luxury sedans. That marked the first large-scale commercial use of the ozone-destruction technology. In early 2000, Volvo announced that it would also be using PremAir technology on its S70 line of station wagons, and Nissan announced that PremAir would be part of their Sentra CA, a super-low emissions vehicle for the California market.

The segment also anticipates growth from non-mobile applications of its technology. For example, sales to the power industry are expected to grow as demand for electricity increases and deregulation drives competition.

The segment is building a base for future regional growth. Last June, Engelhard formed a joint venture with SINOPEC in China for the manufacture and sale of auto catalysts. SINOPEC is China's largest state petroleum company. China already requires catalysts on new cars in Beijing and Shanghai and is expected to implement national standards in 2000. Also in 2000, Engelhard will start up a manufacturing facility in Brazil and expand one in India.

Environmental Technologies - Prior-Year Comparisons

1998 compared with 1997
Sales increased 6% to $549.6 million and operating earnings increased 26% to $89.0 million.

Sales and operating earnings from catalysts to control emissions from mobile sources increased as a result of continuing demand for more sophisticated technologies needed to meet stricter environmental regulations. Operating earnings also benefited from lower manufacturing and operating costs and elimination of losses from the portion of the stationary-source business related to capital equipment, which was sold in February 1998.

1997 compared with 1996
Sales increased 7% to $516.7 million and operating earnings increased 18% to $70.4 million.

Automotive catalyst sales and operating earnings grew as new business was gained from European automakers. Sales of catalytic converters for diesel-engine retrofits and thermal coatings for aircraft and power-generating turbine engines also increased. Operating earnings benefited from improved utilization of existing manufacturing capacity and other productivity improvements

PROCESS TECHNOLOGIES

The Process Technologies segment enables customers to make their processes more productive, efficient, environmentally sound and safer through the supply of advanced chemical and polymerization-process catalysts and sorbents. In addition, the segment's advanced cracking and hydroprocessing technologies enable petroleum refiners to more efficiently produce gasoline, transportation fuels and heating oils.

1999 Performance
Sales increased 3% to $515.3 million and operating earnings increased 12% to $81.9 million.

Discussion
Sales growth was due to the full-year inclusion of results from the catalyst businesses of Mallinckrodt Inc., which Engelhard acquired in May 1998. Excluding these results, net sales for the segment would have declined slightly, primarily due to lower demand for petrochemical catalysts and petroleum cracking catalysts.

Continued weakness in the petrochemical and petroleum refining industries held back sales of catalyst products intended for these markets. Partially offsetting this weakness were increased sales of catalysts used to make polypropylene. New capacity for these catalysts was brought on line in 1999, enabling Engelhard to take advantage of the strong demand for its new Lynx 1000 (registered-trademark) polypropylene catalysts. Lynx 1000 catalysts are used to produce polypropylene, which is used in a wide range of products, including car battery cases, carpets, toys and automobile bumpers.

Reduced costs from supply-chain management initiatives and productivity improvements throughout the segment were the primary drivers of operating earnings growth. In addition, inclusion of the full-year impact of the mid-1998 shutdown of a manufacturing facility in The Netherlands lowered operating costs.

Outlook
Sales and earnings growth in this segment is expected to come from custom process catalysts, strong demand for polypropylene catalysts and recovery in petrochemical and petroleum refining catalyst volumes. Additional earnings growth is expected from continued cost management and productivity improvements. New capacity for polypropylene catalysts was added in late 1999, and additional capacity is expected to be on stream in late 2000.

Overall, weakness in the chemical industry and flat demand for petroleum cracking catalysts is expected to continue for much of 2000. In the petroleum refining industry, narrow price spreads between light and heavy crude oils (despite the recent rise in price for crude overall), industry consolidations and more efficient refining operations are the primary factors influencing cracking catalyst demand. The segment will continue to aggressively manage costs and emphasize high-value products and services. Included in the segment's anticipated new product offerings are catalysts that enable utilization of previously unusable natural gas and catalysts capable of significantly improving petroleum-refining yields.

PROCESS TECHNOLOGIES--PRIOR-YEAR COMPARISONS

1998 compared with 1997
Sales increased 21% to $501.3 million and operating earnings increased 56% to $73.1 million.

Sales and earnings growth were driven by the May 1998 acquisition of the catalyst businesses of Mallinckrodt Inc., which accounted for $67.7 million in sales and $16.2 million in operating earnings. Earnings also benefited from lower costs in the petroleum catalysts business arising from the mid-1998 shutdown of a manufacturing facility in The Netherlands, manufacturing efficiencies and reduced administrative expenses.

1997 compared with 1996
Sales increased 3% to $413.1 million and operating earnings decreased 12% to $46.8 million.

Increased sales and earnings from chemical catalysts were offset by a decline in operating earnings from petroleum catalysts, primarily the result of losses from European operations. Sales of petroleum catalysts were flat.

SPECIALTY PIGMENTS AND ADDITIVES

The Specialty Pigments and Additives segment provides innovative functional products, services and solutions to customers' problems in a broad array of markets, including coatings, plastics, cosmetics and construction. The segment's products help customers improve the look, performance and overall cost of their products.

1999 Performance
Sales increased 4% to $362.7 million and operating earnngs increased 40% to $58.9 million.

Discussion

Strong worldwide demand, including a rebound in the Asia-Pacific region, drove sales increases for several of the segment's major product lines, including effect pigments, specialty kaolin-based products and iridescent films. The cosmetics, industrial, agricultural, construction, coatings and decorative markets all contributed to the growth. These sales increases were partially offset by a decrease in sales of color pigments, due to product-supply issues associated with the start-up of a new manufacturing process designed to lower costs.

The record sales growth in most business segments, combined with savings from supply-chain management initiatives and productivity improvements, led to significantly increased operating earnings. Costs also were improved versus 1998 when inventory reductions negatively impacted results.

Outlook
Sales growth is expected from continued new product offerings and applications. These include Reflecks (trademark) pigments to create sparkling multicolor effects and Desert Reflections (trademark) pigments to create color-changing effects in cosmetic and personal care products. Iridescent films are being developed for new applications in packaging, textiles and marine gel coats. The segment also will continue to focus on lowering supply-chain costs and improving productivity.

SPECIALTY PIGMENTS AND ADDITIVES--PRIOR-YEAR COMPARISONS

1998 compared with 1997
Sales of $349.0 million were flat and operating earnings decreased 35% to $42.0 million.

An economic downturn in the Asia-Pacific region, lower pricing and unfavorable color-pigment manufacturing costs and mix offset increases in sales of pearlescent pigments and attapulgite-based products. In addition, earnings were impacted by costs associated with an inventory-reduction program.

1997 compared with 1996
Sales increased 34% to $349.0 million and operating earnings increased 64% to $64.2 million.

Sales and operating earnings growth were driven by the successful integration of Mearl Corporation, acquired in May 1996. Full-year, pretax benefit of the acquisition totaled $29.1 million.


PAPER PIGMENTS AND ADDITIVES

The Paper Pigments and Additives segment provides kaolin-based performance products used as coating and extender pigments by papermakers to improve the opacity, brightness, gloss and printability of their products. This segment is also the internal supply source of specialized mineral-based products and precursors for Engelhard's catalyst and specialty pigment businesses.


1999 Performance
Sales to the paper industry decreased 1% to $236.1 million and operating earnings decreased 22% to $28.0 million.

Discussion
Overall market conditions in the paper industry remained weak through most of the year, leading to sales and earnings declines. Depressed pricing and a less-favorable product mix also negatively affected operating earnings. Towards the end of the year, some moderate volume recovery was experienced in the high-end market - - which includes lightweight, coated papers -- and in certain Asia-Pacific markets (excluding Japan).


Outlook
Slow or minimal growth is expected to continue for the paper industry. This segment intends to continue its aggressive cost-reduction and productivity improvement efforts. The segment also will emphasize high-value products, like its newly introduced Digitex (trademark) pigments for commercial ink-jet printing and Miragloss (trademark) engineered pigments, in order to improve product mix.

PAPER PIGMENTS AND ADDITIVES--PRIOR-YEAR COMPARISONS

1998 compared with 1997
Sales decreased 1% to $239.4 million, while operating earnings increased 6% to $35.8 million.

Flat sales reflected an overall slowdown in the paper industry, while operating earnings increased as a result of ongoing productivity improvement initiatives.

1997 compared with 1996
Sales increased 2% to $242.0 million, while operating earnings decreased 19% to $33.8 million.

Operating earnings declined despite a slight sales increase primarily due to lower pricing. Overcapacity in the industry led to price declines as suppliers sought to boost manufacturing volumes.

INDUSTRIAL COMMODITIES MANAGEMENT

The Industrial Commodities Management segment is a distribution and materials services business that purchases and sells precious metals, base metals and related products and services. It does so under a variety of pricing and delivery arrangements structured to meet the logistical, financial and price risk management requirements of the Company, its customers and suppliers. Additionally, it offers related services for precious-metal refining and produces salts and solutions.

1999 Performance
Sales increased 11% to $2,608.6 million, while operating earnings decreased 18% to $39.6 million.

Discussion
Sales for this segment include all sales of metals to industrial customers plus purchases for refining, which are resold to the market at the conclusion of the refining process. The sales increase resulted primarily from higher volumes, as well as higher palladium and rhodium prices. Changes in metal sales amounts are not necessarily indicative of changes in earnings because of the mix of potential arrangements with customers and other factors that may affect sourcing and refining revenues.

Customers often supply the precious metals for manufactured products. In those cases, precious-metal values are not included in sales. The mix of such arrangements and the extent of market-price fluctuation can significantly affect the level of reported sales but do not usually have a material effect on earnings. Precious metals are considered as sales if the metal was supplied by Engelhard. Purchase of metal generally is hedged (see Note 1, "Summary of Significant Accounting Policies").

Operating earnings decreased due to significantly lower volatility in platinum group metals during the first half of 1999 as compared with high volatility in 1998. Variability of shipments from Russia contributed to high volatility in 1998. Volatility not only increases the spreads on dealing transactions, but also provides opportunities to benefit from strong and prudent physical positions.

Outlook
While a growing, sustainable level of base business is anticipated, market volatility cannot be assured. The benefits of such volatility represent an upside opportunity for this segment and are expected during 2000.

Industrial Commodities Management -- Prior-Year Comparisons

1998 compared with 1997
Sales increased 20% to $2,346.8 million and operating earnings increased 8% to $48.5 million.

Sales and earnings increases resulted primarily from higher palladium and rhodium volumes and prices and from volatility in platinum group metals. Operating earnings were held back somewhat by lower margins earned on metal sales.

1997 compared with 1996
Sales increased 18% to $1,954.0 million and operating earnings increased 111% to $44.9 million.

Strong increases in both sales and operating earnings were driven by unusually high volatility in platinum group metals. Refining operations, although down slightly, also benefited from increased activity generated by the market volatility.

Acquisitions and Partnerships

Other Party             Business Arrangement          Transaction Date      Business Opportunity
-----------             --------------------          ----------------      --------------------
ISP                     Acquired the effect-           March 1999           Strategic expansion
                        pigment product line                                of effect-pigments line
                        of ISP


Mallinckrodt Inc.       Acquired the chemical          May 1998             Strategic expansion of chemical
                        catalyst businesses                                 catalyst business.
                        of Mallinckrodt Inc.
                        ("Mallinckrodt businesses")

Semo Chemical           Acquired the pearlescent       January 1998         Strategic Asian expansion into
Company                 pigments business                                   effect-pigments markets.

CONSOLIDATED GROSS PROFIT

Gross profit as a percentage of sales was 14.6% in 1999, compared with 15.5% in 1998 and 16.5% in 1997. The decrease was driven by the lower margins earned on metal sales by the Industrial Commodities Management segment. Sales from this segment increased 11% in 1999 to $2,608.6 million and provided a gross profit of 3%, while 1999 sales from all other reportable segments increased 4% and provided a gross profit of 32%. As described in Note 1 to the Consolidated Financial Statements, the lower margins on Industrial Commodities Management sales are driven by including precious metals in both sales and cost of sales for certain transactions.

SELLING, ADMINISTRATIVE AND OTHER EXPENSES

Selling, administrative and other expenses were $325.3 million in 1999, compared with $337.6 million in 1998 and $327.8 million in 1997. The 1998 amount reflects the acquisition of the Mallinckrodt businesses in May 1998. The 1997 amount reflects a full year of Mearl (acquired in May 1996), the impact of the special and other charges (see Note 4, "Special and Other Charges," for further detail), a 1996 insurance recovery ($5.7 million after-tax or $0.04 per share) and general growth in the Company's businesses due to new programs and strategic alliances. Selling, administrative and other expenses as a percentage of sales were 7.4% in 1999, compared with 8.1% in 1998 and 9.0% in 1997. The decrease was driven by higher metal sales by the Industrial Commodities Management segment. See "Gross Profit" above. Some metal sales from this segment do not generate proportionate increases in underlying selling and administrative expenses. See
Note 1, "Summary of Significant Accounting Policies," for further detail.

EQUITY EARNINGS/LOSSES

Equity in earnings of affiliates was $16.3 million in 1999, compared with equity earnings of $10.1 million in 1998 and an equity loss of $47.8 million in 1997. The increase in 1999 is primarily due to higher equity earnings from Heesung-Engelhard, an environmental catalyst joint venture; higher equity earnings from N.E. Chemcat Corporation, a 38.8% owned, publicly traded Japanese corporation that is a leading producer of automotive and chemical catalysts; and the absence of losses from Acreon Catalyse, a hydroprocessing joint venture sold in the first quarter of 1999. The 1997 loss reflects the 1997 special and other charges of $44.8 million related to Engelhard-CLAL and Engelhard/ICC.

GAIN ON SALE OF INVESTMENTS AND LAND

In the first quarter of 1999, the Company sold its investment in Acreon Catalyse, a hydroprocessing joint venture. The Company recorded a gain of $1.0 million ($0.6 million after-tax or less than $0.01 per share on a diluted basis).

In the second quarter of 1999, the Company sold its metal plating business and recorded a gain of $9.3 million ($5.7 million after-tax or $0.04 per share on a diluted basis).

In the second quarter of 1999, the Company reduced the carrying value of its investment in Engelhard Highland Private Ltd., an India-based venture, to its estimated net realizable value of $1.0 million. Accordingly, the Company recorded a loss of $4.6 million ($2.8 million after-tax or $0.02 per share on a diluted basis).

In the third quarter of 1999, the Company sold its Mearlcrete concrete foaming agent business. The Company recorded a gain of $1.1 million ($0.7 million after-tax or less than $0.01 per share on a diluted basis).

In the third quarter of 1999, the Company sold land and certain mineral rights located in Talladega County, Alabama. The Company recorded a gain of $1.8 million ($1.1 million after-tax or $0.01 per share on a diluted basis).

INTEREST

Net interest expense was $56.6 million in 1999, compared with $58.9 million in 1998 and $52.8 million in 1997. Lower net interest expense in 1999 was primarily due to settlement of treasury lock positions that were entered into to hedge anticipated long-term borrowings, which reduced net interest expense by $7.1 million. Excluding this reduction, net interest expense would have increased primarily due to increased borrowings related to a major share repurchase in May 1999 and an increase in interest rates. The increase in 1998 from 1997 primarily reflects the incremental financing costs associated with acquiring the Mallinckrodt businesses in May 1998. Excluding the impact of financing the acquisition of the Mallinckrodt businesses, net interest expense would have decreased in 1998 primarily due to lower interest rates and a decrease in average debt balances.

The Company capitalized interest of $2.6 million in 1999, $1.9 million in 1998 and $0.7 million in 1997.

Interest income was $2.9 million in 1999, $2.3 million in 1998 and $1.1 million in 1997.

TAXES

Income tax expense was $86.7 million in 1999, compared with $73.5 million in 1998 and $38.0 million in 1997. The effective income tax rate was 30.5% in 1999, 28.2% in 1998 and 44.3% in 1997.

The 1997 effective tax rate included the impact of valuation allowances established against deferred tax assets arising from special charges recorded in that year. In turn, the 1998 effective tax rate reflected the reversal of certain of those valuation allowances.

At year-end 1999, the net deferred tax asset was $100.0 million, primarily for accrued postretirement and postemployment benefit obligations and the environmental clean-up reserve. Management believes the Company will generate sufficient taxable income and employ tax planning strategies to ensure deferred tax benefits are realized.

FINANCIAL CONDITION AND LIQUIDITY

Working capital was ($67.5) million at December 31, 1999, compared with $89.5 million last year. The decrease was primarily due to an increase in short-term borrowings to fund a major share repurchase in May 1999 (see Note 2, "Significant Shareholder Transaction," for further detail). The current ratio was 1.0, compared with 1.1 in 1998. The year-end market value of the Company's precious-metal inventories exceeded carrying cost by $115.3 million, compared with $85.8 million last year. The increase in excess value reflects higher market values that more than offset the impact of slightly reduced levels of this inventory accounted for under the LIFO method (See Note 5, "Inventories," for further detail.)

The Company's total debt increased to $951.5 million at December 31, 1999, compared with $752.4 million last year, primarily due to the share repurchase in May 1999. The ratio of total debt to total capital increased to 55% at December 31, 1999 from 45% at December 31, 1998, due to increased short-term borrowings to fund the share repurchase and the resulting reduction in shareholders' equity.

The Company currently has a $600 million, five-year committed credit facility and a $350 million, one-year committed credit facility with a group of major U.S. and overseas banks. Additional unused, uncommitted lines of credit exceeded $660 million at December 31, 1999.

In July 1998, the Company filed a shelf registration for $300 million. The Company currently has no plans to issue debt under the shelf registration.

Operating activities provided net cash of $349.0 million in 1999, compared with $176.7 million in 1998 and $196.5 million in 1997. The variance in cash flows from operating activities primarily occurred in the Industrial Commodities Management segment (ICM) and reflects changes in metal positions used to facilitate both supplier and customer requirements. ICM routinely enters into a variety of arrangements for the sourcing of industrial commodities. Generally, all such transactions are hedged on a daily basis (see Note 1, "Summary of Significant Accounting Policies," for a complete description). Hedging is accomplished primarily through forward, future and option contracts. Hedged metal obligations (metal sold not yet purchased but fully hedged) are considered financing activities and reflect the fair value of the derivative instruments. These transactions generally cover ICM'S sourcing requirements. ICM works to ensure that the Company and its customers have an uninterrupted source of industrial commodities, primarily platinum group metals, utilizing supply contracts and commodities markets around the world.

The cash provided from operations other than the change in metal-related assets and liabilities exceeded $220 million in 1999, 1998 and 1997.

The variance in cash flows from investing activities is primarily due to the acquisition of the Mallinckrodt businesses in May 1998, partially offset by proceeds received from the sale and leaseback of the Company's principal executive and administrative offices in December 1998.

The variance in cash flows from financing activities was impacted by increased short-term borrowings to fund the share repurchase in May 1999.

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

     INTEREST RATE RISK

Engelhard uses sensitivity analysis to assess the market risk of its debt-related financial instruments and derivatives. Market risk is defined here as the potential change in the fair value of debt resulting from an adverse movement in interest rates. The fair value of the Company's total debt was $931.0 million at December 31, 1999 and $750.0 million at December 31, 1998 based on average market quotations of price and yields provided by investment banks. A 100 basis point increase in interest rates could result in a reduction in the fair value of total debt of $21.8 million at December 31, 1999 compared with $23.0 million at December 31, 1998.

Also, the Company uses interest rate derivatives to help achieve its fixed and floating-rate debt objectives. The Company entered into two forward treasury lock agreements with a total notional value of $100 million during 1999, which were settled in September and October of 1999. As of December 31, 1998, the Company had two forward treasury lock agreements with a total notional value of $100 million, both of which were settled in March 1999. As of December 31, 1997, the Company had forward starting swaps with a total notional value of $120 million, each with a start date of April 30, 1998 and termination date of April 30, 2008. These contracts hedged a debt issuance of $120 million in June 1998.

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

Engelhard uses sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined here as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. A 10% adverse movement in foreign currency rates could result in a net loss of $9.1 million in 1999 compared with $7.3 million in 1998 on the Company's foreign currency forward contracts. However, since the Company limits the use of foreign currency derivatives to the hedging of contractual foreign currency payables and receivables, this loss in fair value for those instruments generally would be offset by a gain in the value of the underlying payable or receivable.

A 10% adverse movement in foreign currency rates could result in an unrealized loss of $79.4 million in 1999 compared with $61.4 million in 1998 on its net investment in foreign subsidiaries and affiliates. However, since Engelhard views these investments as long term, the Company would not expect such a loss to be realized in the near term.

     COMMODITY PRICE RISK

In closely monitored situations, for which exposure levels have been set by senior management, the Company holds significant unhedged industrial commodity positions that are subject to future market fluctuations. Such positions may include varying levels of derivative commodity instruments. All industrial commodity transactions are monitored and marked-to-market daily, as necessary. All other industrial commodity transactions are hedged on a daily basis, using forward, future, option or swap contracts to substantially eliminate the exposure to price risk.

The Company has performed a "value-at-risk" analysis on all of its commodity assets and liabilities. The "value-at-risk" calculation is a statistical model that uses historical price and volatility data to predict market risk on a one-day interval with a 95% confidence level. While the "value-at-risk" models are relatively sophisticated, the quantitative information generated is limited by the historical information used in the calculation. For example, the volatility in the platinum and palladium markets in 1999 and 1998 was greater than historical norms. Therefore, the Company uses this model only as a supplement to other risk management tools and not as a substitute for the experience and judgement of senior management and dealers who have extensive knowledge of the markets and adjust positions and revise strategies as the markets change. Based on the "value-at-risk" analysis, the maximum potential one-day loss in fair value was approximately $3.9 million as of December 31, 1999 compared with $2.7 million as of December 31, 1998.

CAPITAL EXPENDITURES, COMMITMENTS AND CONTINGENCIES

Capital projects are designed to maintain capacity, expand operations, improve efficiency or protect the environment. Capital expenditures amounted to $102.0 million in 1999, $116.5 million in 1998 and $136.9 million in 1997.
Capital expenditures in 2000 are expected to be approximately $125.0 million. For information about commitments and contingencies, see Note 18, "Environmental Costs," and Note 19, "Litigation and Contingencies".

DIVIDENDS AND CAPITAL STOCK

The annualized common stock dividend rate at the end of 1999 and 1998 was $0.40 per share. In the third quarter of 1997, the Board of Directors approved an 11.1% increase in the common stock dividend, raising the level of the quarterly dividend to $0.10 per share effective September 30, 1997.

YEAR 2000 UPDATE

The ability of computers, software or any equipment utilizing micropropcessors to properly recognize and process data at the turn of the century is commonly referred to as a Y2K compliance issue. To address this issue, the Company developed a worldwide Y2K readiness plan related to its internal IT systems, internal non-IT systems, and external systems of its suppliers and customers.

The Company approached its Y2K compliance issue by categorizing its dependencies into two sections: Internal IT systems, consisting of IT and non-IT systems;and External systems of suppliers and customers. Generally, internal systems identified as non-Y2K compliant were replaced or modified by reprogramming, upgrading or other means. Many of the internal non-compliant systems were targeted for replacement for reasons other than Y2K issues as the benefits of newer technology already had created an economic business case for action. The costs of these replacement solutions were capitalized as permitted by applicable accounting standards, whereas the costs of modification solutions were expensed as repairs. External systems were monitored with the cooperation of the Company's suppliers and customers.

Internal IT systems included internal applications software such as finance, manufacturing and logistics. All internal IT systems, including all of the key applications of the Company's individual business units, were inventoried and assessed for Y2K compliance.

Internal non-IT systems included embedded chip technology such as programmable logic controllers and related hardware/software and personal computers and related software. These systems were inventoried and assessed for Y2K compliance.

External systems included systems of customers and suppliers. The Company identified and contacted customers and suppliers who would have a significant negative impact on operations if not Y2K compliant. In addition, the Company assessed the status of these customers and suppliers and developed contingency plans where necessary. The Company's assessment of its suppliers, including both domestic and international, regarding their Y2K readiness included comprehensive surveys of all vendors and individual assessments of key ones. The surveys were completed and revealed no major problems.

During the rollover period from December 31, 1999 to January 1, 2000, the Company's worldwide operations continued to function as normal. There were no business interruptions or problems with the Company's products, and no customer or supplier issues were noted. As a result, the Company did not have to use any of the contingency plans that were in place for any Y2K issues. The Company does not anticipate any problems in the future relating to the Y2K issue.

The estimated total cost of implementing Y2K solutions was approximately
$11.5 million. Approximately $7.0 million was expensed and $4.5 million was capitalized in accordance with applicable accounting standards. The total costs of addressing the Company's Y2K readiness issues were not material to the Company's financial condition or results of operations. In addition, no projects that were material to the financial condition or results of operations of the Company were deferred or delayed as a result of the Y2K project.

EURO

On January 1, 1999, 11 of 15 member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the euro. The euro is traded on currency exchanges and may be used in business transactions. The conversion to the euro will eliminate currency exchange rate risk between the member countries. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. Engelhard's operating subsidiaries affected by the euro conversion have established plans to address any issues. These include, among others, the need to adapt computer and financial systems, business processes and equipment to accommodate euro-denominated transactions and the impact of one common currency on pricing. Since financial systems and processes currently accommodate multiple currencies, the plans contemplate conversion by mid-2001 if not already addressed in conjunction with Y2K remediation. Engelhard does not expect the system and equipment conversion costs to be material. Due to numerous uncertainties, Engelhard cannot reasonably estimate the effects one common currency will have on pricing and the resulting impact, if any, on financial condition or results of operations.

SPECIAL AND OTHER CHARGES

See Note 4, "Special and Other Charges," for a discussion of the Company's special and other charges.

JAPAN FRAUD UPDATE/PERU UPDATE

See Note 19, "Litigation and Contingencies," for a discussion of Japan and Peru.

OTHER MATTERS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for the Company on January 1, 2001. The Company will adopt SFAS 133 by the first quarter of 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings, comprehensive income or statement of financial position.

FORWARD-LOOKING STATEMENTS

This document contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to the future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties that may cause Engelhard's actual future activities and results of operations to be materially different from those suggested or described in this document. These risks include: competitive pricing or product development activities; Engelhard's ability to achieve and execute internal business plans; global economic trends; worldwide political instability and economic growth; markets, alliances and geographic expansions developing differently than anticipated; fluctuations in the supply and prices of precious and base metals; government legislation and/or regulation (particularly on environmental issues); technology, manufacturing and legal issues; and the impact of any economic downturns and inflation. Investors are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of their dates. Engelhard disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                              ENGELHARD CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS




Year ended December 31 (in thousands, except per share amounts)           1999             1998             1997
                                                                     -----------      ------------      ------------

Net sales                                                            $ 4,404,942      $ 4,174,553       $ 3,630,653
Cost of sales                                                          3,763,818        3,527,624         3,030,717
                                                                     -----------      ------------      ------------
   Gross profit                                                          641,124          646,929           599,936
Selling, administrative and other expenses                               325,309          337,556           327,820
Special charge                                                                 -                -            86,000
                                                                     -----------      ------------      ------------
   Operating earnings                                                    315,815          309,373           186,116
Equity in earnings/(losses) of affiliates                                 16,266           10,077           (47,833)
Gain on sale of investments and land                                       8,592                -               305
Interest expense, net                                                    (56,555)         (58,887)          (52,776)
                                                                     -----------      ------------      ------------
     Earnings before income taxes                                        284,118          260,563            85,812
Income tax expense                                                        86,656           73,479            38,034
                                                                     -----------      -----------       ------------
     Net earnings                                                    $   197,462      $   187,084       $    47,778
                                                                     ===========      ============      ============
       Basic earnings per share                                      $      1.49      $      1.30       $      0.33
       Diluted earnings per share                                    $      1.47      $      1.29       $      0.33
                                                                     ===========      ============      ============
Average number of shares outstanding - basic                             132,432          144,157           144,270
                                                                     ===========      ============      ============
Average number of shares outstanding - diluted                           134,590          145,366           145,937
                                                                     ===========      ============      ============





          See accompanying Notes to Consolidated Financial Statements.

                              ENGELHARD CORPORATION
                           CONSOLIDATED BALANCE SHEETS


December 31 (in thousands)                               1999            1998
--------------------------                          ---------------------------
Assets
   Cash                                             $   54,375      $   22,339
   Receivables, net of allowances of
     $5,217 and $7,038, respectively                   394,338         376,826
   Committed metal positions                           467,768         541,224
   Inventories                                         359,153         349,752
   Other current assets                                112,690          69,826
                                                    ---------------------------
     Total current assets                            1,388,324       1,359,967
   Investments                                         182,184         156,727
   Property, plant and equipment, net                  871,900         876,461
   Intangible assets, net                              325,544         326,253
   Other noncurrent assets                             136,011         146,911
                                                    ---------------------------
     Total assets                                   $2,903,963      $2,866,319
                                                    ===========================

Liabilities and Shareholders' Equity
   Short-term borrowings                            $  452,029      $  255,002
   Accounts payable                                    246,016         227,535
   Hedged metal obligations                            497,800         552,690
   Other current liabilities                           259,996         235,218
                                                    ---------------------------
     Total current liabilities                       1,455,841       1,270,445
   Long-term debt                                      499,466         497,393
   Other noncurrent liabilities                        184,266         196,924
                                                    ---------------------------
     Total liabilities                               2,139,573       1,964,762
   Commitments and contingent liabilities
Shareholders' equity:
   Preferred stock, no par value, 5,000 shares
     authorized and unissued                                 -               -
   Common stock, $1 par value, 350,000 shares
     authorized and 147,295 shares issued              147,295         147,295
   Retained earnings                                 1,000,473         853,249
   Treasury stock, at cost, 21,414 and 4,008
     shares, respectively                             (352,282)        (65,013)
   Accumulated other comprehensive loss                (31,096)        (33,974)
                                                    ---------------------------
     Total shareholders' equity                        764,390         901,557
                                                    ---------------------------
     Total liabilities and shareholders' equity     $2,903,963      $2,866,319
                                                    ===========================


          See accompanying Notes to Consolidated Financial Statements.

                              ENGELHARD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended December 31 (in thousands)                                      1999            1998              1997
                                                                        -------------------------------------------
Cash flows from operating activities
   Net earnings                                                         $197,462        $187,084          $ 47,778
   Adjustments to reconcile net earnings to
     net cash provided by operating activities
       Depreciation and depletion                                         98,328          88,374            78,485
       Amortization of intangible assets                                  13,296          12,557             9,581
       Gain on sale of investments and land                               (8,592)              -              (305)
       Special charge                                                          -               -            86,000
       Equity results, net of dividends                                  (13,835)         (8,055)           51,636
       Net change in assets and liabilities
         Metal related                                                    83,033         (71,859)          (29,763)
         All other                                                       (20,685)        (31,389)          (46,864)
                                                                        -------------------------------------------
         Net cash provided by operating activities                       349,007         176,712           196,548
                                                                        -------------------------------------------
Cash flows from investing activities
   Capital expenditures                                                 (101,957)       (116,460)         (136,945)
   Proceeds from sale of investments and land                             12,764           1,018             2,458
   Proceeds from sale and leaseback                                            -          67,168                 -
   Acquisitions and other investments                                     (3,142)       (244,780)          (37,409)
   Other                                                                     368           5,850             8,691
                                                                        -------------------------------------------
         Net cash used in investing activities                           (91,967)       (287,204)         (163,205)
                                                                        -------------------------------------------
Cash flows from financing activities
   Increase/(decrease) in short-term borrowings                          102,825           5,349           (55,493)
   (Decrease)/increase in hedged metal obligations                       (79,525)         39,743            55,403
   Proceeds from issuance of long-term debt                              100,773         115,605               555
   Repayment of long-term debt                                            (4,500)              -            (2,051)
   Purchase of treasury stock                                           (298,032)         (8,411)                -
   Stock bonus and option plan transactions                                7,455          11,021            13,329
   Dividends paid                                                        (52,658)        (57,842)          (54,851)
                                                                        -------------------------------------------
         Net cash (used in)/provided by financing activities            (223,662)        105,465           (43,108)
Effect of exchange rate changes on cash                                   (1,342)         (1,399)           (1,153)
                                                                        -------------------------------------------
         Net increase/(decrease) in cash                                  32,036          (6,426)          (10,918)
         Cash at beginning of year                                        22,339          28,765            39,683
                                                                        -------------------------------------------
         Cash at end of year                                            $ 54,375        $ 22,339          $ 28,765
                                                                        ===========================================


          See accompanying Notes to Consolidated Financial Statements.

                              ENGELHARD CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                              Accumulated
                                                                                                 other         Total
                                            Common     Retained   Treasury   Comprehensive   comprehensive  shareholders'
(in thousands, except per share amounts)     stock     earnings     stock    income/(loss)   income/(loss)     equity
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996               $147,295    $730,313   $(56,479)                    $ 12,027       $833,156
Comprehensive income/(loss):
  Net earnings                                           47,778                $ 47,778                         47,778
                                                                                -------
  Other comprehensive loss:
     Foreign currency translation adjustments                                   (54,152)
                                                                                -------
  Other comprehensive loss                                                      (54,152)        (54,152)       (54,152)
                                                                                -------
Comprehensive loss                                                               (6,374)
                                                                                =======
Dividends ($0.38 per share)                             (54,851)                                               (54,851)
Stock bonus and option plan transactions                  2,842     10,487                                      13,329
                                           ----------------------------------------------------------------------------
Balance at December 31, 1997                147,295     726,082    (45,992)                     (42,125)       785,260
Comprehensive income/(loss):
  Net earnings                                          187,084                 187,084                        187,084
                                                                                -------
  Other comprehensive income/(loss):
  Foreign currency translation adjustments                                       12,067
  Minimum pension liability adjustment                                           (3,916)
                                                                                -------
  Other comprehensive income                                                      8,151           8,151          8,151
                                                                                -------
Comprehensive income                                                            195,235
                                                                                =======
Dividends ($0.40 per share)                              (57,842)                                              (57,842)
Treasury stock acquired                                             (8,411)                                     (8,411)
Adoption of Rabbi Trust                                   (3,603)  (20,103)                                    (23,706)
Stock bonus and option plan transactions                   1,528     9,493                                      11,021
                                           ----------------------------------------------------------------------------
Balance at December 31, 1998                147,295      853,249   (65,013)                     (33,974)       901,557
Comprehensive income/(loss):
  Net earnings                                           197,462                197,462                        197,462
                                                                                -------
  Other comprehensive income/(loss):
     Foreign currency translation adjustments                                       (18)
     Minimum pension liability adjustment                                         2,896
                                                                                -------
  Other comprehensive income                                                      2,878           2,878          2,878
                                                                                -------
Comprehensive income                                                            200,340
                                                                                =======
Dividends ($0.40 per share)                              (52,658)                                              (52,658)
Treasury stock acquired                                            (298,032)                                  (298,032)
Stock bonus and option plan transactions                   2,420     10,763                                     13,183
                                           ----------------------------------------------------------------------------
Balance at December 31, 1999               $147,295   $1,000,473  $(352,282)                   $(31,096)      $764,390
                                           ============================================================================

          See accompanying Notes to Consolidated Financial Statements.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Engelhard Corporation and its wholly owned subsidiaries (collectively referred to as Engelhard or the Company). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform with the current-year presentation.

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

CASH AND CASH EQUIVALENTS
Cash equivalents include all investments purchased with an original maturity of three months or less and have virtually no risk of loss in value.

INVENTORIES
Inventories are stated at the lower of cost or market. The elements of cost include direct labor and materials, variable overhead and the full absorption of fixed manufacturing overhead. The cost of precious-metal inventories is determined using the last-in, first-out (LIFO) method of inventory valuation. The cost of other inventories is principally determined using either the average cost or the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciation of buildings and equipment is provided primarily on a straight-line basis over the estimated useful lives of the assets. Buildings and building improvements are depreciated over 20 years, while machinery and equipment are depreciated based on lives varying from 3 to 10 years. Depletion of mineral deposits and mine development are provided under the units of production method. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in earnings.

INTANGIBLE ASSETS
Identifiable intangible assets, such as patents and trademarks, are amortized using the straight-line method over their estimated useful lives. Goodwill is amortized over periods up to 40 years using the straight-line method. The Company recorded amortization expense of $13.3 million in 1999, $12.6 million in 1998 and $9.6 million in 1997. Accumulated amortization amounted to $46.7 million and $34.8 million at December 31, 1999 and December 31, 1998, respectively. Included in intangible assets is net goodwill that amounted to $290.1 million and $300.0 million at December 31, 1999 and December 31, 1998, respectively. The Company continually evaluates the reasonableness of its amortization of intangibles. In addition, if it becomes probable that expected future undiscounted cash flows associated with intangible assets are less than their carrying value, the assets are written down to their fair value.

COMMITTED METAL POSITIONS AND HEDGED METAL OBLIGATIONS
The Company routinely enters into a variety of arrangements for the sourcing of industrial commodities. These arrangements are spread among a number of counterparties, which are generally major industrial companies or highly rated financial or other institutions. The conduct of this business is closely monitored.

In closely monitored situations, for which exposure levels have been set by senior management, the Company holds significant unhedged industrial commodity positions that are subject to future market fluctuations. Such positions may include varying levels of derivative commodity instruments. All industrial commodity transactions are monitored and marked-to-market daily, as necessary. All other industrial commodity transactions are hedged on a daily basis, using forward, future, option or swap contracts to substantially eliminate the exposure to price risk.

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

ENVIRONMENTAL COSTS
In the ordinary course of business, like most other industrial companies, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations and has made provisions for the estimated financial impact of environmental cleanup-related costs. The Company's policy is to accrue environmental cleanup-related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. Environmental cleanup costs are deemed probable when litigation has commenced or a claim or an assessment has been asserted, or, based on available information, commencement of litigation or assertion of a claim or an assessment is probable, and, based on available information, it is probable that the outcome of such litigation, claim or assessment will be unfavorable. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain matters, the Company expects to share costs with other parties. The Company does not include anticipated recoveries from insurance carriers or other third parties in its accruals for environmental liabilities.

REVENUE RECOGNITION
Revenues are recognized on sales of product at the time the goods are shipped or when title has passed to the customer. In limited situations, revenue is recognized on a bill-and-hold basis as title passes to the customer before shipment of goods. These bill-and-hold sales meet the criteria for revenue recognition. Sales recognized on a bill-and-hold basis were approximately $12.9 million in 1999, $10.8 million in 1998 and $2.6 million in 1997.

The metal component of product sales is recognized at contract price on the date of title transfer. For all other commodity-related activities, an unrealized gain or loss is recorded based on changes in the market value of the Company's positions.

SALES AND COST OF SALES
Some of the Company's businesses use precious metals in their manufacturing processes. Precious metals are included in sales and cost of sales if the metal has been supplied by the Company. Often, customers supply the precious metals for the manufactured product. In those cases, precious-metals values are not included in sales or cost of sales. The mix of such arrangements and the extent of market-price fluctuations can significantly affect the level of reported sales, but do not usually have a material effect on earnings.

In addition, sales and purchases of precious metals to/from industrial and refining customers are transacted through the Company's sourcing operations and are recorded in sales and cost of sales. Secondarily, and usually as a consequence of the above transactions, the Company also engages in precious-metals sourcing with other counterparties. In these cases, the precious-metals values are generally included in sales and cost of sales only to the extent that the Company has added value by changing the physical form of the metal.

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

DERIVATIVE INSTRUMENTS
The Company enters into foreign exchange contracts as a hedge against monetary assets and/or liabilities that are denominated in currencies other than the functional currency of the entity holding those assets or liabilities. The ultimate maturities of the contracts are timed to coincide with the expected liquidation of the underlying monetary balances. Gains and losses on the ultimate settlement of the contracts are offset against the losses and gains realized on those underlying monetary accounts.

Interest rate swaps, treasury locks and similar arrangements are used by the Company to lock in interest rates and/or convert floating rates to fixed and vice versa. The differential to be paid or received is accrued as interest rates change and is recognized over the life of the underlying debt agreements.

The use of derivative commodity instruments is discussed above under "Committed Metal Positions and Hedged Metal Obligations." To the extent that the maturities of these instruments are mismatched, the Company may be exposed to cash interest rates. This exposure is mitigated through use of Eurodollar futures that are marked-to-market daily along with the underlying commodity instruments.

STOCK OPTION PLANS
The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") in 1997. In conjunction with the adoption, the Company will continue to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" with pro-forma disclosure of net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied. In general, no compensation cost related to these plans is recognized in the consolidated statements of earnings.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are charged to expense as incurred and were $77.9 million in 1999, $69.8 million in 1998 and $61.4 million in 1997. These costs are included within selling, administrative and other expenses in the Company's consolidated statements of earnings.

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

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for the Company on January 1, 2001. The Company will adopt SFAS 133 by the first quarter of 2001. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. The Company has not yet determined the impact that the adoption of SFAS 133 will have on its earnings, comprehensive income or statement of financial position.

2.   SIGNIFICANT SHAREHOLDER TRANSACTION

In May 1999, the Company purchased approximately 18 million of its shares owned by Minorco, representing approximately 13% of the Company's total shares outstanding. The remainder of Minorco's stake (28 million shares) was sold in a secondary public offering. Minorco also compensated the Company for costs and other expenses related to the secondary offering and the purchase of the shares. The Company financed the purchase with short-term debt.

3.   ACQUISITIONS AND DIVESTITURES

During 1999, the Company sold its hydroprocessing joint venture, its metal plating business, its Mearlcrete concrete foaming agent business, and certain land and mineral rights located in Talladega County, Alabama. These sales resulted in gains of $13.2 million ($8.1 million after-tax or $0.06 per share on a diluted basis). In addition, the Company reduced the carrying value of its investment in Engelhard Highland Private Ltd. to its estimated net realizable value of $1.0 million and accordingly recorded a loss of $4.6 million ($2.8 million after-tax or $0.02 per share on a diluted basis).

In March 1999, the Company acquired the effect-pigment product line of ISP for approximately $11.5 million. This acquisition expanded the Company's effect-pigments line. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The results of operations of this product line, integrated into the Specialty Pigments and Additives segment, are included in the accompanying consolidated financial statements from the date of acquisition. Pro forma information is not provided since the impact of the acquisition does not have a material effect on the Company's results of operations, cash flows or financial position.

On May 1, 1998, the Company acquired the chemical catalyst businesses of Mallinckrodt Inc. for approximately $210 million in cash. The Company financed the acquisition with a combination of commercial paper and bank borrowings. The purchase price exceeded the assessment of the fair value of net assets acquired by approximately $90 million, which is being amortized on a straight-line basis over 40 years. The results of operations of the Mallinckrodt businesses, integrated into the Process Technologies segment, are included in the accompanying consolidated financial statements from the date of acquisition.

In January 1998, the Company acquired the pearlescent pigment business of Semo Chemical Company for approximately $13.5 million. This acquisition expanded the Company's effect-pigments business. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. The results of operations of this business, integrated into the Specialty Pigments and Additives segment, are included in the accompanying consolidated financial statements from the date of acquisition.

4.   SPECIAL AND OTHER CHARGES

The Company recorded a $9.1 million restructuring charge in 1999 relating to severance costs of $5.4 million and asset impairments of $3.7 million. These severance costs were associated with a restructuring of the Company's business groups in an effort to eliminate certain redundant positions and for severance at three of the Company's manufacturing facilities. The employee severance charges related to the elimination of 72 positions. The Company has paid severance costs of approximately $3.4 million through December 31, 1999 and expects the remaining amount to be paid by December 2000. The balance of $3.7 million relates to asset write-offs and closure costs at the Company's Salt Lake City facility of approximately $2.3 million, as well as an impairment to goodwill of $1.4 million associated with the Sensor Technology business unit. The Company sold its Sensor Technology business in February 2000. The proceeds of $6.5 million approximated the carrying value.

The Company's pre-1997 restructuring charge included a $5.0 million impairment to the carrying value of land at the Salt Lake City facility and $3.8 million for environmental remediation costs for the Harvard-Denison site in Cleveland, OH. The Company has received offers from independent parties to purchase the land at the Salt Lake City facility and is currently negotiating a purchase and sale contract. It also has been independently appraised to substantiate the value of these offers. In 1999, the Company restored the carrying value of this land to its original book value of $5.0 million. As a result, the Company recorded a special credit of $5.0 million in 1999. With regard to the Harvard-Denison site, the Company believes the site qualifies for the government's Formerly Utilized Sites Remedial Action Program (FUSRAP), and, as a result, the government would be responsible for future remediation. Accordingly, the Company reversed $3.8 million as a special credit in 1999.

In response to weak results of certain operations, and as a result of the base-metal fraud in Japan (see Note 19, "Litigation and Contingencies", for further detail), the Company recorded, in the fourth quarter of 1997, special and other charges of $149.6 million ($117.7 million after-tax). The following table sets forth the impact of the special and other charges in the 1997 Consolidated Statement of Earnings:

FINANCIAL IMPACT                                 Special and
(in millions, except per share amounts)          Other Charges
                                                 -------------
Cost of sales                                    $   (6.1)
Selling, administrative and other expenses          (12.7)
Special charge                                      (86.0)
                                                 -------------
   Operating loss                                  (104.8)
Equity in losses of affiliates                      (44.8)
                                                 -------------
   Loss before income taxes                        (149.6)
Income tax benefit                                   31.9
                                                 -------------
   Net loss                                      $ (117.7)
                                                 -------------
   Basic loss per share                          $  (0.82)
                                                 -------------

The 1997 special and other charges are described below:

The Process Technologies segment incurred charges of $35.4 million primarily related to the closure and subsequent sale of a petroleum catalysts facility in The Netherlands used for the manufacture of fluid catalytic cracking
(FCC) catalysts. Management approved a plan to improve the profitability of this business, primarily by lowering its cost structure and optimizing its manufacturing resources. The most significant action resulted in the 1998 sale of the FCC catalysts facility in The Netherlands. There was no gain or loss on the sale of the facility as the sales price approximated the carrying value as adjusted by the special and other charges. This decision was driven by industry overcapacity and the determination that Engelhard's European customers could be served more efficiently by North American FCC catalysts operations. As a result, Engelhard provided for employee severance obligations of $6.4 million covering 90 site employees, plant closure and other miscellaneous costs of $1.7 million and asset write-downs of $27.3 million consisting of $22.1 million to reduce the carrying value of the facility to an estimate of fair value based on appraisals performed by third parties, a $2.7 million reserve for obsolete inventory, and $2.5 million to write-off intangible assets related to production technology that could no longer be utilized. These actions were completed in 1999.

The Environmental Technologies segment incurred charges of $29.6 million related to the sale of the stationary-source, emission-control capital equipment business. Management approved a plan to sell this business based on unfavorable market growth projections, combined with low technological barriers to enter this market. Management believes that this strategy will allow Engelhard to concentrate on its core competency--catalyst technology. Revenue and operating loss for the capital equipment business were $21.6 million and $6.4 million, respectively, for the year ended December 31, 1997 and $40.3 million and zero, respectively, for the year ended December 31, 1996. Engelhard continues to sell catalysts for stationary-source pollution abatement. Engelhard provided for losses on contracts and warranty costs of $7.9 million and reduced the carrying value of goodwill and other assets by $21.7 million to an estimate of fair value based on negotiations with third parties. This write-down consisted of the write-off of goodwill of $15.0 million, a reserve for uncollectable accounts receivable of $4.2 million and a reserve for obsolete inventory of $2.5 million. The sale was completed in February 1998, and there was no gain or loss on the sale of the business as the sales price approximated the carrying value as adjusted by the special and other charges. These actions were completed in 1999. However, Management provided additional reserves in 1999 to cover higher-than-originally-anticipated warranty costs associated with the stationary-source, emission-control capital equipment business. It is currently estimated that these claims will be resolved in future years.

The Specialty Pigments and Additives segment wrote off assets of approximately $0.8 million.

Japan base-metal fraud of $39.0 million (see Note 19, "Litigation and Contingencies," for further detail).

Engelhard recorded equity in losses of affiliates of $44.8 million as follows:

Engelhard-CLAL continued to face pressures of declining demand for French manufactured jewelry, generally due to the availability of inexpensive high-quality costume jewelry and increased competition from other international fabricators of precious-metal products with lower cost structures. In response to these economic pressures and market conditions, Engelhard and its partner, FIMALAC, agreed to rationalize certain operations, determined that related assets were impaired and reduced those assets to their estimated realizable value. The impact to Engelhard of these actions was approximately $30.9 million, the components of which were: a valuation allowance provided on deferred tax assets of $14.3 million, employee severance of $10.5 million, write-off of production equipment of $4.3 million and inventory obsolescence reserves of $1.8 million. In addition, Engelhard wrote off goodwill of $9.0 million related to its investment in the joint venture based on expected future undiscounted cash flows. As a result of the actions taken by Engelhard-CLAL, operating results turned marginally positive in 1998 and improved further in 1999. The actions described above were completed prior to the end of 1999.

In 1997, Engelhard reached an agreement with its partner, ICC Technologies, to restructure Engelhard/ICC, a joint venture in desiccant-based, climate-control systems. As a result of this restructuring, Engelhard subsequently acquired 100% of Engelhard Hexcore L.P., the portion of the former joint venture that focuses on manufacturing and marketing desiccant-coated rotors and related products, and sold the majority of its interest in Fresh Air Solutions L.P., which comprised the remainder of the joint venture. Goodwill of $4.9 million related to Fresh Air Solutions L.P. was written off as a loss on sale. Management believes this reorganization will allow greater concentration on core competencies. This action was completed prior to the end of 1998.

The pre-1997 restructuring charges are related to:

The restructuring of administrative operations at corporate headquarters and the process technologies organization;

The transfer of attapulgite operations from the Company's Attapulgus, GA facility to the acquired Quincy, FL site and the associated closing of the Attapulgus, GA attapulgite operations;

The closure of the Plainville, MA site and the subsequent disposal of the facility upon the completion of environmental remediation activities;

The shutdown of operations at a Company facility in Newark, NJ and the subsequent disposal of the facility;

The shutdown of certain operations of the Union, NJ facility and relocation of certain other operations to other underutilized Company facilities.

The employee severance costs associated with the pre-1997 restructuring charges are primarily related to the restructuring of administrative operations and the transfer of attapulgite operations. The severance costs associated with these actions have been paid over extended periods as certain agreements negotiated with severed employees provided for payments to be spread over several years. The pre-1997 restructuring charges originally provided for employee severance obligations for 1,863 corporate and site employees. The remaining severance obligation as of December 31, 1999 is primarily attributable to 20 employees. Additionally, regulatory delays in the consummation of the Company's acquisition of the Quincy, FL attapulgite operation and inherent delays in the completion of environmental remediation activities at Plainville, MA have extended the payment periods for those severance costs. Costs of retention of employees for the longer-than-expected periods prior to termination have been expensed as incurred. The remaining severance accrual of $1.2 million at December 31, 1999 is principally for long-term severance payments related to the Union, NJ facility and for severance costs for employees remaining at the Plainville, MA site until its closure.

Non-separation-related costs associated with the pre-1997 restructuring charges are primarily for costs associated with the shutdown of the Union and Newark, NJ sites, the Attapulgus, GA attapulgite operations, as well as non-environmental shutdown costs at the Plainville, MA site. These shutdown costs approximated $6 million during the three-year period ended December 31, 1999. The remaining accrual of $1.1 million is primarily for shutdown costs to be incurred until closure of the Plainville and Union facilities. The timeframe for final closure of the Plainville facility is pending government approval of environmental cleanup plans. Additionally, negotiations are continuing for the sale of a portion of the Union, NJ facility that, if consummated, will complete the closure process for that site.

The actions related to the Plainville, MA site and the Union, NJ site are expected to be substantially complete by the end of 2000.

Pending resolution of the matters discussed above, the Company believes remaining reserves related to pre-1997 restructuring activities are adequate for remaining activities under those plans.

The following table sets forth the components of Engelhard's reserves for restructuring and exit costs:

RESTRUCTURING RESERVES                   Separations                     Other                         Total

(in millions)                      Pre-1997     1997    1999     Pre-1997    1997    1999      Pre-1997   1997   1999
                                  --------------------------    ----------------------------   -------------------------

Balance at December 31, 1996          $ 6.3    $ --   $  --         $ 7.2    $ --     $ --       $13.5    $  --   $ --
Cash spending, net                     (1.7)     --      --          (6.5)     --       --        (8.2)      --     --
Provision                                --     6.6      --            --     10.1      --          --     16.7     --
                                  --------------------------------------------------------------------------------------

Balance at December 31, 1997            4.6     6.6      --           0.7     10.1      --         5.3     16.7     --
Cash spending, net                     (1.0)   (3.7)     --           2.2     (8.0)     --         1.2    (11.7)    --
Asset write-offs                         --      --      --            --     (1.9)     --          --     (1.9)    --
                                  --------------------------------------------------------------------------------------

Balance at December 31, 1998            3.6     2.9      --           2.9      0.2      --         6.5      3.1     --
Cash spending, net                     (0.3)   (0.2)   (3.4)         (2.0)    (0.9)     --        (2.3)    (1.1)  (3.4)
Provision (reversal)                   (2.1)   (2.7)    5.4           0.2      4.6     0.9        (1.9)     1.9    6.3
                                  --------------------------------------------------------------------------------------
Balance at December 31, 1999           $1.2     $--    $2.0          $1.1     $3.9    $0.9        $2.3     $3.9   $2.9
                                  ======================================================================================


The non-separation-related cash spending for pre-1997 restructuring and exit-cost liabilities for each of the three years ended December 31, 1999, 1998 and 1997 consisted primarily of costs associated with the shutdown of the Union and Newark, NJ sites, the Attapulgus, GA attapulgite operations and the Plainville, MA site. The Newark, NJ site was sold in 1998 and had a carrying value of $4.8 million in 1993. The proceeds received in 1998 of $7.1 million related to this facility have been netted against $4.9 million of cash expenditures in the above presentation. The remaining balance in the pre-1997 restructuring reserves consists of shutdown costs for the Union, NJ, Attapulgus, GA attapulgite operations and Plainville, MA sites.

The non-separation restructuring and exit-cost provision made in 1997 consists primarily of costs associated with the shutdown of the facilities to be closed in connection with the Process Technologies and Environmental Technologies actions discussed above and certain warranty obligations associated with the sold Environmental Technologies business. Non-separation related cash spending associated with these liabilities for the year ended December 31, 1999 consisted of payments concerning completion of the shutdown of the facilities and the satisfaction of any warranty obligations.

The non-separation restructuring and exit-cost provision made in 1999 consists primarily of costs associated with the shutdown of the Salt Lake City facility and the impairment of goodwill associated with the Sensor Technology business unit.

5.   INVENTORIES

Inventories consist of the following:

INVENTORIES
(in millions)                                     1999              1998
                                                 ------------------------
Raw materials                                    $ 84.2            $ 76.3
Work in process                                    53.0              54.9
Finished goods                                    195.7             189.7
Precious metals                                    26.3              28.9
                                                 ------------------------
Total inventories                                $359.2            $349.8
                                                 ========================


All precious-metals inventories are stated at LIFO cost. The market value of the precious-metals inventories exceeded cost by $115.3 million and $85.8 million at December 31, 1999 and 1998, respectively. Net earnings include after-tax gains of $2.2 million in 1999, $4.9 million in 1998 and $2.0 million in 1997 from the sale of inventory accounted for under the LIFO method.

In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms.

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

PROPERTY, PLANT AND EQUIPMENT
(in millions)                                        1999         1998
                                                 ---------------------
Land                                             $   30.4     $   26.1
Buildings and building improvements                 213.2        210.6
Machinery and equipment                           1,438.5      1,323.7
Construction in progress                             67.1        124.2
Mineral deposits and mine development                80.4         79.7
                                                 ---------------------
                                                  1,829.6      1,764.3
Accumulated depreciation and depletion              957.7        887.8
                                                 ---------------------
Property, plant and equipment, net               $  871.9     $  876.5
                                                 =====================

Mineral deposits and mine development consist of industrial mineral reserves such as kaolin, attapulgite and mica. The Company does not own any mining reserves or conduct any mining operations with respect to platinum, palladium or other metals.

In December 1998, the Company entered into a sale-leaseback transaction for property that serves as the principal executive and administrative office of the Company and its operating businesses. The gain on the transaction was approximately $15.3 million and is being amortized over the 20-year term of the lease.

The Company capitalized interest of $2.6 million in 1999, $1.9 million in 1998 and $0.7 million in 1997.

7.   INVESTMENTS

The Company has investments in affiliates that are accounted for on the equity method. The more significant of these investments are Engelhard-CLAL and N.E. Chemcat Corporation (N.E. Chemcat). Engelhard-CLAL, a 50% joint venture, manufactures and markets certain products containing precious metals. N.E. Chemcat is a 38.8% owned, publicly traded Japanese corporation and a leading producer of automotive and chemical catalysts, electronic chemicals and other precious-metals-based products.

At December 31, 1999 and 1998, the quoted market value of the Company's investment in N.E. Chemcat was approximately $105 million and $66 million, respectively. The valuation represents a mathematical calculation based on the closing quotation published by the Tokyo over-the-counter market and is not necessarily indicative of the amount that could be realized upon sale. The quoted market value of the Company's investment in N.E. Chemcat exceeded the actual investment by $9.8 million as of December 31, 1999. Due to the weakness of the Japanese equity markets in 1998, the Company's actual investment in N.E. Chemcat exceeded the quoted market value by $3.7 million as of December 31, 1998.

In the first quarter of 1999, the Company sold its investment in Acreon Catalyse, a hydroprocessing joint venture. The Company recorded a gain of $1.0 million ($0.6 million after-tax).

The summarized unaudited financial information below represents an aggregation of the Company's nonsubsidiary affiliates on a 100% basis, unless otherwise noted:

FINANCIAL INFORMATION
(unaudited) (in millions)                         1999       1998     1997
--------------------------------------------------------------------------------
Earnings data:
  Revenue                                      $1,561.9   $1,540.7  $1,788.6
  Gross profit                                    153.5      151.8     165.0
  Net earnings/(losses)                            29.0       14.3     (69.6)(1)
  Engelhard's equity in net earnings/(losses)
    of affiliates                                  16.3       10.1     (47.8)(1)
Balance sheet data:
  Current assets                               $  517.0   $  530.2
  Noncurrent assets                               210.5      197.5
  Current liabilities                             242.0      250.0
  Noncurrent liabilities                           68.4       89.1
  Net assets                                      417.1      388.6
  Engelhard's equity in net assets                180.2      153.6

(1) The 1997 loss includes $39.9 million in special and other charges related to Engelhard-CLAL (see Note 4, "Special and Other Charges," for further detail).

The Company's share of undistributed earnings/losses of affiliated companies included in consolidated retained earnings was earnings of $40.5 million in 1999 and losses of $5.4 million in 1998 and $14.2 million in 1997. Dividends from affiliated companies were $2.4 million in 1999, $2.0 million in 1998 and $3.8 million in 1997.

8.   METAL POSITIONS AND OBLIGATIONS

The following table sets forth the Company's unhedged metal positions included in Committed Metal Positions on the consolidated balance sheets:

METAL POSITIONS INFORMATION
(in millions)                             1999                 1998
                                   --------------------------------------
                                     Gross                 Gross
                                   Position   Value      Position  Value
                                   -------------------------------------
Platinum group metals                 Long    $65.0        Long    $17.4
Gold                                  Long      0.2        Flat        -
Silver                                Long      1.6        Flat        -
Base metals                           Long      5.3        Long      4.6
                                   --------------------------------------
Total open metal positions, net               $72.1                $22.0
                                   ======================================

The net mark-to-market adjustments related to unhedged positions were $8.2 million in 1999. The net market-to-market adjustments related to unhedged positions were not material in 1998 or 1997.

Derivative commodity and foreign currency instruments used to hedge metal positions and obligations consist of the following:

METAL HEDGING INSTRUMENTS
(in millions)                            1999                      1998
                                ----------------------------------------------
                                     Buy        Sell           Buy        Sell
                                ----------------------------------------------
Forward/futures contracts       $1,495.6    $1,026.2      $1,270.9    $1,057.4
Eurodollar futures                  52.9        66.3          44.5       120.4
Swaps                              118.2       177.4         367.2       343.5
Options                             90.2         5.4           0.1           -
Yen forwards/futures                77.5           -             -        11.6

9.   FINANCIAL INSTRUMENTS

The Company's nonderivative financial instruments consist primarily of cash in banks, temporary investments, accounts receivable and debt. The fair value of financial instruments in working capital approximates book value. The fair value of long-term debt was $479.1 million in 1999 and $495.9 million in 1998 based on current interest rates, compared with a book value of $499.5 million in 1999 and $497.4 million in 1998.

The Company believes that its financial instruments do not represent a concentration of credit risk because the Company deals with a variety of major banks worldwide, and its accounts receivable are spread among a number of major industries, customers and geographic areas. In addition, a centralized credit committee reviews significant credit transactions and risk management issues before the granting of credit, and an appropriate level of reserves is maintained. For the past three-year period, provisions to these reserves were not significant.

FOREIGN CURRENCY INSTRUMENTS
Aggregate foreign transaction gains and losses were not significant for any year presented. The following table sets forth, in U.S. dollars, the Company's open foreign currency forward contracts used for hedging other than metal-related transactions (see Note 8, "Metal Positions and Obligations," for further detail):

FOREIGN CURRENCY FORWARD CONTRACTS INFORMATION
(in millions)
                                        1999                   1998
                                 ---------------------------------------
                                   Buy       Sell          Buy      Sell
                                 ---------------------------------------
Deutsche Mark                    $   -     $  0.3        $   -     $34.7
Japanese Yen                      10.7       16.1         16.0      19.6
French Franc                         -          -            -       5.9
Euro                                 -       50.8            -         -
Netherlands Guilder               39.9       21.2         30.1       4.3
Thai Baht                            -          -            -       0.2
Peru Soles                           -       10.0          4.4       9.0
Swedish Krona                        -        0.7            -       1.2
Italian Lira                       2.0        4.8            -       1.9
                                 ---------------------------------------
Total open foreign currency
  forward contracts              $52.6     $103.9        $50.5     $76.8
                                 =======================================


None of these contracts exceeds a year in duration and the net amount of deferred income and expense on foreign currency forward contracts had no impact on financial position or results of operations in 1999, 1998 and 1997.

INTEREST RATE INSTRUMENTS

In 1999, the Company entered into two treasury lock agreements that were settled in September and October of 1999.

In 1998, the Company entered into two treasury lock agreements that were settled in March 1999.

In 1997, the Company entered into five forward starting swaps commencing in 1998, that were closed concurrent with the debt issuance.

10.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At December 31, 1999, the Company had unsecured committed revolving credit agreements for $600 million and $350 million with a group of major North American banks and foreign banks. The $600 million agreement expires in April 2002 and the $350 million agreement expires in May 2000. In connection with these credit facilities, the Company has agreed to certain covenants, none of which is considered restrictive to the operations of the Company. Facility fees are paid to the bank group for these lines. Renewal of the $350 million facility is under consideration by management.


At December 31, 1999 and 1998, short-term bank borrowings were $229.9 million and $185.0 million, respectively. Weighted-average interest rates were 5.2%, 5.5% and 5.9% during 1999, 1998 and 1997, respectively. At December 31, 1999 and 1998, long-term debt due within one year was $100.1 million and $5.0 million, respectively.

At December 31, 1999 and 1998, commercial paper borrowings were $122.0 million and $65.0 million, respectively. Weighted-average interest rates were 5.1%, 5.5% and 5.8% during 1999, 1998 and 1997, respectively.

Additional unused, uncommitted lines of credit available exceeded $660 million at December 31, 1999. The Company's lines of credit with its banks are available in accordance with normal terms for prime commercial borrowers and are not subject to commitment fees or other restrictions.

In July 1998, the Company filed a shelf registration for $300 million. The Company currently has no plans to issue debt under the shelf registration.

The following table sets forth the components of long-term debt:

DEBT INFORMATION
(in millions)                                                   1999     1998
                                                              ---------------
Notes, with a weighted-average interest rate of 6.53%,
  due 2000                                                    $ 99.9   $ 99.8
Notes acquired, with a weighted-average interest rate
  of 12.0%, due 2003-2006                                       14.1     14.1
7% Notes, due 2001, net of discount                            149.6    149.4
7.375% Notes, due 2006, net of discount                         99.5     99.5
6.95% Notes, due 2028, net of discount                         118.4    118.4
Bank Debt, 7.25%, due 2000-2004                                100.8        -
Industrial revenue bonds, 64.5% of prime rate, due 1999            -      4.5
Industrial revenue bonds, 5.375%, due 2006                       6.5      6.5
Industrial revenue bonds, variable rate, due 2020                8.6      8.5
Foreign bank loans with a weighted-average interest
  rate of 7.0%, due 2000-2001                                    1.2      0.4
Other, with weighted-average rate of 5.5%, due 2000-2001         1.0      1.3
                                                              ---------------
                                                               599.6    502.4
Amounts due within one year                                    100.1      5.0
                                                              ---------------
Total long-term debt                                          $499.5   $497.4
                                                              ===============


As of December 31, 1999, the aggregate maturities of long-term debt for the succeeding five years are as follows: $100.1 million in 2000, $156.6 million in 2001, $5.4 million in 2002, $19.9 million in 2003, $79.9 million in 2004 and
$237.7 million thereafter.

Net interest expense was $56.6 million in 1999, compared with $58.9 million in 1998 and $52.8 million in 1997. Lower net interest expense in 1999 was primarily due to the settlement of treasury lock positions that were entered into to hedge anticipated long-term borrowings, which reduced net interest expense by $7.1 million. Excluding this reduction, net interest expense would have increased due primarily to increased borrowings related to a major share repurchase in May 1999 and an increase in interest rates. Interest income was $2.9 million in 1999, $2.3 million in 1998 and $1.1 million in 1997.

11.  INCOME TAXES

The components of income tax expense are shown in the following table:

Income Tax Expense
(in millions)                              1999          1998          1997
                                      --------------------------------------
Current income tax expense
   Federal                                $45.7        $ 39.5         $27.9
   State                                    4.7           7.9           4.5
   Foreign                                 31.6          22.4          22.7
                                      --------------------------------------
                                           82.0          69.8          55.1
                                      --------------------------------------
Deferred income tax expense
   Federal                                  3.8           1.9           2.9
   State                                   (2.1)         (1.0)          0.1
   Foreign                                  0.7           8.6         (17.4)
   Changes in tax rates                     0.3          (0.8)         (1.1)
   Loss carryforwards/tax credits           2.0          (5.0)         (1.6)
                                      --------------------------------------
                                            4.7           3.7         (17.1)
                                      --------------------------------------
Income tax expense                        $86.7        $ 73.5         $38.0
                                      ======================================

The foreign portion of earnings before income tax expense was $109.4 million in 1999, $77.9 million in 1998 and $13.8 million in 1997. Taxes on income of foreign consolidated subsidiaries and affiliates are provided at the tax rates applicable to their respective foreign tax jurisdictions.

The following table sets forth the components of the net deferred tax asset that result from temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes:

NET DEFERRED INCOME TAX ASSET
(in millions)                                    1999               1998
                                             ----------------------------
Deferred tax assets
   Accrued liabilities                         $ 89.2             $ 77.4
   Noncurrent liabilities                        73.5               79.4
   Tax credits/carryforwards                     33.4               38.1
                                             ----------------------------
Total deferred tax assets                       196.1              194.9
                                             ----------------------------
Valuation allowance                             (17.4)              (5.9)
                                             ----------------------------
Total deferred tax assets, net of
  valuation allowance                           178.7              189.0
                                            ----------------------------
Deferred tax liabilities
   Prepaid pension expense                      (37.6)             (36.4)
   Property, plant and equipment                 (9.8)             (15.5)
   Other assets                                 (31.3)             (31.1)
                                             ----------------------------
Total deferred tax liabilities                  (78.7)             (83.0)
                                             ----------------------------

Net deferred tax asset                         $100.0             $106.0
                                             ============================

In 1999, the Company generated and recorded a deferred tax asset for U.S. foreign tax credit carryforwards in the amount of $9.9 million and provided a full valuation allowance against that asset. The Company recorded certain deferred tax assets created by foreign net operating loss carryforwards in the aggregate amount of $1.8 million and provided full valuation allowances against those assets.

As of December 31, 1999, the Company had approximately $12.8 million of nonexpiring alternative minimum tax credit carryforwards available to offset future U.S. federal income taxes. The Company also had approximately $5.4 million of foreign investment tax credits available to offset certain future foreign income taxes. These foreign investment tax credits will expire in 2000. In addition, the Company had approximately $13.2 million of U.S. foreign tax credit carryforwards of which $2.0 million will expire in 2002, $1.3 million in 2003 and $9.9 million in 2004. The Company also had approximately $5.5 million of foreign net operating losses of which $2.7 million will expire in 2003 and $2.8 million will carry forward indefinitely.

A reconciliation of the difference between the Company's consolidated income tax expense and the expense computed at the federal statutory rate is shown in the following table:


CONSOLIDATED INCOME TAX EXPENSE RECONCILIATION
(in millions)
                                              1999          1998         1997
                                            ----------------------------------
Income tax expense at federal
  statutory rate                            $ 99.4        $ 91.2       $ 30.0
State income taxes, net of
  federal effect                               3.8           4.3          1.2
Percentage depletion                         (12.9)        (13.5)       (14.0)
Equity earnings                               (3.1)         (1.3)        14.0
Effect of different tax rates
  on foreign earnings, net                     1.5           2.5         (0.6)
Tax credits/carrybacks                        (9.7)         (1.7)        (2.5)
Foreign sales corporation                     (7.3)         (7.4)        (6.8)
Non-deductible goodwill                        2.0           2.0          2.2
Valuation allowance                           11.7          (7.1)        13.0
Other items, net                               1.3           4.5          1.5
                                            ----------------------------------
Income tax expense                          $ 86.7        $ 73.5       $ 38.0
                                            ==================================

At December 31, 1999, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $348.5 million. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale; however, under existing law, foreign tax credits would be available to substantially reduce, or in some cases eliminate, U.S. taxes payable.

12.  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has raw material supply arrangements with entities in which Anglo American Corporation of South Africa Limited ("Anglo") has material interests and with Engelhard-CLAL and its subsidiaries. Anglo, indirectly through Minorco S.A., held a significant minority interest in the common stock of the Company. In May 1999, Minorco sold all the shares of common stock of Engelhard that it owned (see Note 2, "Significant Shareholder Transaction", for further detail). Engelhard-CLAL is a 50% owned joint venture. The Company's transactions with such entities (through May 1999 for entities in which Anglo had material interests) amounted to: purchases-from of $41.3 million in 1999, $176.3 million in 1998 and $101.2 million in 1997; sales-to of $24.6 million in 1999, $1.7 million in 1998 and $42.2 million in 1997; and metal leasing-to of $2.8 million in 1999, $17.5 million in 1998 and $16.3 million in 1997. At December 31, 1999 and 1998, amounts due to such entities totaled $1.9 million and $8.6 million, respectively.

13. BENEFITS

The Company has domestic and foreign pension plans covering substantially all employees. Plans covering most salaried employees generally provide benefits based on years of service and the employee's final average compensation. Plans covering most hourly bargaining unit members generally provide benefits of stated amounts for each year of service. The Company makes contributions to the plans as required and to such extent contributions are currently deductible for tax purposes. Plan assets primarily consist of listed stocks, fixed income securities and cash.

The following table sets forth the plans' funded status:

Funded Status
(in millions)                                                1999        1998
-------------                                              -------     -------
Change in projected benefit obligation
Projected benefit obligation at beginning of year          $386.1      $328.7
Service cost                                                 12.1        12.1
Interest cost                                                24.5        23.6
Plan amendments                                               3.0         6.3
Actuarial (gains)/losses                                     (9.1)       37.9
Benefits paid                                               (29.8)      (24.5)
Business combinations                                           -         0.7
Curtailments                                                    -        (1.0)
Special termination benefits                                    -         0.4
Foreign exchange                                             (4.8)        1.9
                                                           -------     -------
Projected benefit obligation at end of year                $382.0      $386.1
                                                           -------     -------
Change in plan assets
Fair value of plan assets at beginning of year             $375.1      $374.7
Actual return on plan assets                                 77.0        18.7
Employer contribution                                         5.7         3.4
Benefits paid                                               (29.8)      (24.5)
Business combinations                                           -         0.7
Foreign exchange                                             (5.6)        2.1
                                                           -------     -------
Fair value of plan assets at end of year                   $422.4      $375.1
                                                           -------     -------

Funded status                                              $ 40.4    $ (11.0)
Unrecognized net actuarial loss                              23.2       77.5
Unrecognized prior service cost                              11.3       10.5
Unrecognized transition asset, net of amortization           (1.2)      (1.7)
Fourth quarter contribution                                     -        0.2
                                                           -------    --------
Prepaid pension asset                                      $ 73.7     $  75.5
                                                           =======    ========

Amounts recognized in the statement
of financial position consist of:

Prepaid benefit cost                                       $ 75.6     $  77.3
Accrued benefit liability                                    (5.5)       (8.2)
Intangible asset                                              2.6         2.5
Accumulated other comprehensive loss                          1.0         3.9
                                                           -------    --------
Net amount recognized                                      $ 73.7     $  75.5
                                                           =======    ========

The prepaid pension asset balances of $73.7 million and $75.5 million at December 31, 1999 and December 31, 1998, respectively, are included in other noncurrent assets in the Company's consolidated balance sheets. The Company recorded a minimum pension asset adjustment of $2.9 million in 1999 and a minimum pension liability adjustment of $3.9 million in 1998. These adjustments were recognized and charged to accumulated other comprehensive loss.

The components of net periodic pension expense/(income) for all plans are shown in the following table:

NET PERIODIC PENSION EXPENSE/(INCOME)
(in millions)                                 1999         1998          1997
                                           -----------------------------------
Service cost                               $  12.1       $ 12.1        $ 10.1
Interest cost                                 24.5         23.6          22.7
Expected return on plan assets               (36.0)       (34.7)        (32.4)
Amortization of prior service cost             2.2          1.6           0.8
Amortization of transition asset              (0.5)        (1.0)         (3.0)
Recognized actuarial loss                      4.3          2.4           1.4
Curtailment gain                                 -         (1.0)            -
                                           -----------------------------------
Net periodic pension expense/(income)      $   6.6       $  3.0        $ (0.4)
                                           ===================================

The discount rates used in determining the actuarial present value of the projected benefit obligation are 5.50% to 7.75% in 1999, 6.00% to 6.75% in 1998 and 6.00% to 7.50% in 1997. The expected increase in future compensation levels was 3.00% to 4.50% in 1999, 3.00% to 4.00% in 1998 and 3.00% to 5.00% in 1997.
The expected long-term rate of return on assets was 8.50% to 10.50% in 1999, 1998 and 1997. The aggregate ABO (Accumulated Benefit Obligation) for those plans with ABO's in excess of plan assets is $24.8 million in 1999. The aggregate fair value of assets for those plans with ABO's in excess of plan assets is $17.9 million in 1999.

The Company also sponsors three savings plans covering certain salaried and hourly paid employees. The Company's contributions, which may equal up to 50% of certain employee contributions, were $3.6 million in 1999, $3.2 million in 1998 and $2.9 million in 1997.

The Company also currently provides postretirement medical and life insurance benefits to certain retirees (and their spouses), certain disabled employees (and their families) and spouses of certain deceased employees. Substantially all U.S. salaried employees and certain hourly paid employees are eligible for these benefits, which are paid through the Company's general health care and life insurance programs, except for certain medicare-eligible salaried and hourly retirees who are provided a defined contribution towards the cost of a partially insured health plan. In addition, the Company provides postemployment benefits to former or inactive employees after employment but before retirement. These benefits are substantially similar to the postretirement benefits, but cover a much smaller group of employees.

The following table sets forth the components of the accrued postretirement and postemployment benefit obligation, all of which are unfunded:

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
(in millions)                                         1999              1998
-----------------------------------------------------------------------------

Change in benefit obligation
Benefit obligation at beginning of year             $128.1            $111.5
Service cost                                           3.2               3.0
Interest cost                                          8.3               8.0
Actuarial (gains)/losses                             (10.1)             15.3
Business combinations                                    -               0.8
Benefits paid                                        (11.7)            (10.5)
                                                    -------           -------
Benefit obligation at end of year                   $117.8            $128.1
                                                    -------           -------

Unrecognized net loss                                 (2.5)             (12.5)
Unrecognized prior service cost                       27.8               33.2
                                                    -------           -------
Accrued benefit obligation                          $143.1             $148.8
                                                    =======           =======

The postretirement and postemployment benefit balances of $143.1 million and $148.8 million at December 31, 1999 and December 31, 1998, respectively, are included in other noncurrent liabilities in the Company's consolidated balance sheets.

The components of the net expense for these postretirement and postemployment benefits are shown in the following table:

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
(in millions)                                  1999        1998        1997
                                              -----------------------------
Components of net periodic benefit cost
Service cost                                   $3.2        $3.0        $2.3
Interest cost                                   8.3         8.0         8.5
Net amortization                               (5.6)       (5.8)       (6.0)
                                               -----       -----       -----
Net periodic benefit cost                      $5.9        $5.2        $4.8
                                               =====       =====       =====

The weighted-average discount rate used in determining the actuarial present value of the accumulated postretirement and postemployment benefit obligation for 1999 is 7.75%. The average assumed health care cost trend rate used for 1999 is 5% to 8%. A 1% increase in the assumed health care cost trend rate would have increased aggregate service and interest cost in 1999 by $0.7 million and the accumulated postretirement and postemployment benefit obligation as of December 31, 1999 by $6.0 million. A 1% decrease in the assumed healthcare cost trend rate would have decreased aggregate service and interest cost in 1999 by $1.2 million and the accumulated postretirement and postemployment benefit obligation as of December 31, 1999 by $10.3 million.

14.  STOCK OPTION AND BONUS PLANS

The Company's Stock Option Plans of 1999 and 1991, as amended (the Key
Option Plans), generally provide for the granting to key employees of options to purchase an aggregate of 2,500,000 and 16,875,000 common shares, respectively, at fair market value on the date of grant. No options under the Stock Option Plans of 1999 and 1991 may be granted after December 16, 2004 and June 30, 2001, respectively.

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

Had compensation cost for the Company's two stock option plans been determined based on the fair value at grant date for awards in 1999, 1998 and 1997 consistent with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net earnings and earnings per share would have been as follows:

PRO FORMA INFORMATION
(in millions, except per share data)            1999         1998        1997
                                              -------------------------------
Net earnings--as reported                     $197.5       $187.1       $47.8
Net earnings--pro forma                        189.3        179.4        41.4
Basic earnings per share--as reported           1.49         1.30        0.33
Basic earnings per share--pro forma             1.43         1.24        0.29
Diluted earnings per share--as reported         1.47         1.29        0.33
Diluted earnings per share--pro forma           1.41         1.23        0.28

The pro forma amounts shown above are not representative of the effects on net earnings or earnings per share in future years because only options granted after January 1, 1995 have been included in the above numbers, and the full net earnings effect is recognized over the vesting period, typically four years. The weighted-average fair value at date of grant for options granted during 1999, 1998 and 1997 was $5.19, $5.07 and $5.74, respectively. Fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for option grants in 1999, 1998 and 1997: dividend yield of 1.8% to 2.3%, expected volatility of 31% to 33%; risk-free interest rate of 4.5% to 6.5%; and expected life of 4 to 5 years.

Stock option transactions under all plans are as follows:

                                               1999                         1998                         1997
                                                Weighted Average              Weighted Average             Weighted Average
                                      Number     Exercise Price      Number    Exercise Price     Number    Exercise Price
                                    of Shares       Per Share      of Shares      Per Share     of Shares      Per Share
                                   -----------------------------  ---------------------------- ----------------------------
Outstanding at beginning of year   14,084,148         $18.17      11,730,245        $17.93      9,187,945        $17.43
Granted                             2,953,721         $18.62       2,903,190        $18.59      2,935,789        $19.13
Forfeited                            (328,616)        $18.83        (320,162)       $20.61        (62,643)       $19.04
Exercised                            (236,462)        $13.09        (229,125)       $12.67       (330,846)       $13.44
                                   -----------        ------      -----------       ------     -----------       ------
Outstanding at end of year         16,472,791         $18.30      14,084,148        $18.17     11,730,245        $17.93
Exercisable at end of year         10,412,192         $17.99       8,108,731        $17.45      5,850,724        $16.53
Available for future grants         3,738,960                      3,864,065                    6,447,093


The following table summarizes information about fixed-price options outstanding at December 31, 1999:

                Options Outstanding                       Options Exercisable
-----------------------------------------------------   -----------------------
                                 Weighted-
                                   Average  Weighted-                 Weighted-
                      Number     Remaining    Average        Number     Average
       Range of  Outstanding   Contractual   Exercise   Exercisable    Exercise
Exercise prices  at 12/31/99  Life (years)      Price   at 12/31/99       Price
-----------------------------------------------------   -----------   ---------

 $5.54 to  9.46      405,969             2     $ 8.34       405,969      $ 8.34
 11.45 to 19.14    4,048,663             5      16.53     4,048,663       16.53
 16.83 to 22.38    1,797,570             6      19.02     1,797,570       19.02
 19.00 to 23.88    1,840,964             7      21.52     1,541,223       21.51
 18.56 to 20.91    2,705,113             8      19.11     1,585,724       19.15
 17.34 to 21.69    2,778,599             9      18.63       924,059       18.60
 17.81 to 20.97    2,895,913            10      18.60       108,984       19.59
                  ----------                   ------   -----------   ---------
                  16,472,791                   $18.30    10,412,192      $17.99


The Company's Key Employee Stock Bonus Plan, as amended (the Bonus Plan), provides for the award of up to 15,187,500 common shares to key employees as compensation for future services, not exceeding 1,518,750 shares in any year (plus any canceled awards or shares available for award but not previously awarded). The Bonus Plan terminates on June 30, 2006. Shares awarded vest in five annual installments, provided the recipient is still employed by the Company on the vesting date. Compensation expense is measured on the date the award is granted. In 1999 and 1998, the Company granted 270,000 and 197,000 shares to key employees at a fair value of $19.54 and $17.54, respectively, per share.

Compensation expense relating to stock awards was $4.3 million in 1999, $3.9 million in 1998 and $5.2 million in 1997. Shares awarded, net of cancellations, are included in average shares outstanding.

Engelhard has certain deferred compensation arrangements where shares earned under the Engelhard stock bonus plan are deferred and placed in a "Rabbi Trust". Under certain conditions, the plan permits the employees to convert their deferred stock balance to deferred cash. In the third quarter of 1998, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 97-14 "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested". This EITF requires Engelhard to consolidate into its financial statements the net assets of the trust. The impact to the third quarter, 1998 consolidated financial statements was a $20.1 million increase in treasury stock (measured at historical cost); the recording of a $23.7 million deferred compensation obligation (measured on the reporting date by fair value of the Engelhard common stock held in the trust on behalf of the employees); and a charge to equity for the $3.6 million difference (referred to as the "transition differential"). After the transition date but prior to final settlement, increases/decreases in the deferred compensation liability will be recognized (1) in equity to the extent that the share price change falls within the transition differential; or (2) in income to the extent that the share change falls outside the transition differential.

For the year ended December 31, 1999, the Company recognized income of $0.9 million related to the decrease in the value of its common stock held in a Rabbi Trust for deferred compensation from $19.50 at December 31, 1998 to $18.875 at December 31, 1999. For the year ended December 31, 1998, the Company recognized expense of $2.4 million related to the increase in the value of its common stock held in a Rabbi Trust for deferred compensation from $17.69 at September 30, 1998 to $19.50 at December 31, 1998. The total value of the Rabbi Trust at December 31, 1999 was $25.2 million compared to $26.1 million at December 31, 1998.

15.  EARNINGS PER SHARE

Statement of Financial Accounting Standard No. 128, "Earnings Per Share"
(SFAS 128) specifies the computation, presentation, and disclosure requirements for basic and diluted earnings per share (EPS). The following table represents the computation of basic and diluted EPS as required by SFAS 128:

EARNINGS PER SHARE COMPUTATIONS
Year ended December 31 (in thousands, except per share data)

                                               1999         1998         1997
                                           ----------------------------------
Basic EPS Computation
Net income applicable to common shares     $197,462     $187,084     $ 47,778
                                           ----------------------------------
Average number of shares outstanding-basic  132,432      144,157      144,270
                                           ----------------------------------
Basic earnings per share                   $   1.49     $   1.30     $   0.33
                                           ==================================
Diluted EPS Computation
Net income applicable to common shares     $197,462     $187,084     $ 47,778
                                           ----------------------------------
Average number of shares outstanding-basic  132,432      144,157      144,270
Effect of dilutive stock options                823          818        1,667
Effect of Rabbi Trust                         1,335          391            -
                                           ----------------------------------
Total number of shares outstanding-diluted  134,590      145,366      145,937
                                           ----------------------------------
Diluted earnings per share                 $   1.47     $   1.29     $   0.33
                                           ==================================

Options to purchase additional shares of common stock of 4,037,068 (at a price range of $19.59 to $23.88), 2,886,768 (at a price range of $19.72 to $23.88), and 1,775,827 (at a price range of $20.91 to $23.88) were outstanding at the end of 1999, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average annual market price of the common shares. Shares held in the Rabbi Trust were included in basic and diluted shares outstanding until adoption of EITF 97-14 (as of September 30, 1998), at which point they were considered treasury stock and excluded from basic shares outstanding.

16.  BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

The Company adopted SFAS No. 131, "Disclosures about Segments of an
Enterprise and Related Information," in the fourth quarter of 1998. SFAS No. 131 requires a new basis of determining reportable business segments, i.e., the management reporting approach. This approach designates the Company's internal organizational structure as used by management for making operating decisions and assessing performance, as the source of business segments. On this basis, the Company has five reportable business segments: Environmental Technologies, Process Technologies, Specialty Pigments and Additives, Paper Pigments and Additives, and Industrial Commodities Management.

Items that are allocated to the segment results include the majority of corporate overhead charges. Unallocated items include net interest expense, royalty income, sale of inventory accounted for under the LIFO method, special and other charges and other miscellaneous Corporate items.

The Environmental Technologies segment, located principally in the United States, Europe and South Africa, predominantly develops and markets sophisticated emission-control technologies and systems that enable customers to cost effectively meet stringent environmental regulations.

The Process Technologies segment, located principally in the United States and Europe, enables customers to make their processes more productive, efficient, environmentally sound and safer through the supply of advanced chemical and polymerization-process catalysts and sorbents. In addition, the segments advanced cracking and hydroprocessing technologies enable petroleum refiners to more efficiently produce gasoline, transportation fuels and heating oils.

The Specialty Pigments and Additives segment, located principally in the United States and South Korea, provides innovative functional products, services and solutions to customers' problems in a broad array of markets, including coatings, plastics, cosmetics and construction. The segment's products help customers improve the look, performance and overall cost of their products.

The Paper Pigments and Additives segment, located principally in the United States and Finland, provides kaolin-based performance products used as coating and extender pigments by papermakers to improve the opacity, brightness, gloss and printability of their products. This segment is also the internal supply source of specialized mineral-based products and precursors for Engelhard's catalyst and specialty pigment business.

The Industrial Commodities Management segment, located principally in the United States, Europe and Japan, is a distribution and materials services business that purchases and sells precious metals, base metals and related products and services. It does so under a variety of pricing and delivery arrangements structured to meet the logistical, financial and price-risk management requirements of the Company, its customers and suppliers. Additionally, it offers related services for precious-metal refining and produces salts and solutions.

Within the "All Other" category, sales to external customers are primarily from the Engineered Materials and the Separation Systems and Ventures businesses; operating earnings/(losses) are derived primarily from the Engineered Materials and the Separation Systems and Ventures businesses, the sale of inventory accounted for under the LIFO method, royalty income and other miscellaneous income and expense items not related to the reportable segments.

The following table presents certain data by business segment:

BUSINESS SEGMENT INFORMATION (in millions)

                                                         Specialty    Paper
                                                         Pigments    Pigments      Industrial    Reportable
                            Environmental    Process        and        and        Commodities    Segments      All
                             Technologies  Technologies  Additives   Additives     Management    Sub-total     Other     Total
-------------------------------------------------------------------------------------------------------------------------------
1999
Net sales to external customers $584.8        $515.3      $362.7       $236.1       $2,608.6      $4,307.5    $ 97.4  $4,404.9
Operating earnings               102.4          81.9        58.9         28.0           39.6         310.8   (1) 5.0     315.8
Interest expense, net                -             -           -            -              -             -      56.6      56.6
Depreciation, depletion &
  amortization                    18.7          28.1        24.8         26.3            1.3          99.2      12.4     111.6
Equity in earnings/(losses)
  of affiliates                    3.0             -           -         (0.1)             -           2.9      13.4      16.3
Total assets                     391.8         558.1       530.2        361.5          565.3       2,406.9     497.1   2,904.0
Equity investments                11.2             -           -          1.2              -          12.4     167.8     180.2
Capital expenditures              26.4          32.1        15.9         16.1            1.1          91.6      10.4     102.0
------------------------------------------------------------------------------------------------------------------------------
1998
Net sales to external customers $549.6        $501.3      $349.0       $239.4       $2,346.8      $3,986.1    $188.5  $4,174.6
Operating earnings                89.0          73.1        42.0         35.8           48.5         288.4  (1) 21.0     309.4
Interest expense, net                -             -           -            -              -             -      58.9      58.9
Depreciation, depletion &
  amortization                    16.4          24.4        22.4         24.6            1.6          89.4      11.5     100.9
Equity in earnings/(losses)
  of affiliates                   (0.5)         (1.2)          -            -              -          (1.7)     11.8      10.1
Total assets                     343.4      (2)567.6       509.3        358.3          611.5       2,390.1     476.2   2,866.3
Equity investments                 5.2           0.7           -          1.3              -           7.2     146.4     153.6
Capital expenditures              25.2          27.4        25.6         27.4            3.6         109.2       7.3     116.5
------------------------------------------------------------------------------------------------------------------------------
1997
Net sales to external customers $516.7        $413.1      $349.0       $242.0       $1,954.0      $3,474.8    $155.9  $3,630.7
Operating earnings/(losses)       70.4          46.8        64.2         33.8           44.9         260.1  (1)(74.0)    186.1
Interest expense, net                -             -           -            -              -             -      52.8      52.8
Depreciation, depletion &
  amortization                    16.4          19.3        20.1         23.5            1.0          80.3       7.8      88.1
Equity in earnings/(losses)
  of affiliates                    1.3           0.1           -         (0.6)             -           0.8  (3)(48.6)    (47.8)
Total assets(4)                  316.2         355.0       515.3        348.3          584.2       2,119.0     467.3   2,586.3
Equity investments                11.0           1.9           -          1.3              -          14.2     141.9     156.1
Capital expenditures              30.3          33.6        21.8         37.5            2.7         125.9      11.0     136.9

(1)  Includes pretax gains on the sale of certain inventories accounted for under the LIFO method of $3.4 million in 1999, $8.2 million in 1998 and $3.3 million in 1997.  In addition, the 1997 amount includes special and other charges of $104.8 million.

(2)  The total assets of the Process Technologies segment reflect the acquisition of the Mallinckrodt businesses in
     May 1998.


(3)  Includes special and other charges of $44.8 million in 1997.

(4) The special and other charges in 1997 reduced total assets by $21.7 million in the Environmental Technologies segment,
    $27.3 million in the Process Technologies segment, $0.8 million in the Specialty Pigments and Additives segment, $39.0 million in Industrial Commodities Management and $44.8 million in All Other (see Note 4, "Special and Other Charges," for further detail).


The following table presents certain data by geographic area:

GEOGRAPHIC AREA DATA (in millions)                    1999       1998       1997
--------------------------------------------------------------------------------
Net sales to external customers:
    United States                                 $2,845.2   $2,824.1   $2,455.0
    International                                  1,559.7    1,350.5    1,175.7
--------------------------------------------------------------------------------
Total consolidated net sales to
external customers                                $4,404.9   $4,174.6   $3,630.7
--------------------------------------------------------------------------------
Property, plant and equipment, net:
    United States                                 $  788.4   $  791.6   $  718.3
    International                                     83.5       84.9       69.9
--------------------------------------------------------------------------------
Total property, plant and equipment, net          $  871.9   $  876.5   $  788.2
--------------------------------------------------------------------------------

The special and other charges in 1997 reduced total assets by $32.6 million in the United States and by $101.0 million in Europe. The Company's international operations are predominantly based in Europe.

The following table reconciles segment operating earnings with earnings before income taxes as shown in the Consolidated Statements of Earnings:

SEGMENT RECONCILIATIONS
(in millions)
                                                     1999       1998      1997
                                                  ------------------------------
Net sales to external customers:
    Net sales for reportable segments              $4,307.5   $3,986.1 $3,474.8
    Net sales for other business units                 95.0      148.6    143.5
    All other                                           2.4       39.9     12.4
                                                  ------------------------------
Total consolidated net sales to external customers $4,404.9   $4,174.6 $3,630.7
                                                  ==============================
Earnings before income taxes:
    Operating earnings for reportable segments     $  310.8   $  288.4 $  260.1
    Operating earnings/(losses) for other
     business units                                    (1.7)       2.4     10.7
    Special and other charges                             -          -   (104.8)
    Other operating earnings                            6.7       18.6     20.1
                                                  ------------------------------
Total operating earnings                           $  315.8   $  309.4 $  186.1
    Interest expense, net                             (56.6)     (58.9)   (52.8)
    Equity in earnings/(losses) of affiliates          16.3       10.1     (3.0)
    Special and other charges                             -          -    (44.8)
    Gain on sale of investments and land                8.6          -      0.3
                                                  ------------------------------
Earnings before income taxes                       $  284.1   $  260.6  $  85.8
                                                  ==============================
Total assets
    Total assets for reportable segments           $2,406.9   $2,390.1 $2,119.0
    Assets for other business units                    81.3       83.9     50.5
    All other                                         415.8      392.3    416.8
                                                  ------------------------------
Total consolidated assets                          $2,904.0   $2,866.3 $2,586.3
                                                  ==============================

An unaffiliated customer of the Environmental Technologies and Industrial Commodities Management segments accounted for approximately $1,007 million of the Company's net sales in 1999, approximately $731 million of the Company's net sales in 1998 and approximately $443 million of the Company's net sales in 1997.

17.  LEASE COMMITMENTS

The Company rents real property and equipment under long-term operating leases. Future minimum rental payments required under noncancellable operating leases, having initial or remaining lease terms in excess of one year, are $17.5 million in 2000, $16.5 million in 2001, $15.4 million in 2002, $13.3 million in 2003, $12.9 million in 2004 and $91.0 million thereafter. Rental/lease expense, including all leases, amounted to $21.2 million in 1999, $10.7 million in 1998 and $9.2 million in 1997. In December 1998, the Company entered into a sales-leaseback transaction for property that serves as the principal executive and administrative offices of the Company and its operating businesses. The term of the lease is 20 years.

18.  ENVIRONMENTAL COSTS

With the oversight of environmental agencies, the Company is currently preparing, has under review, or is implementing environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites, including Plainville, MA, Salt Lake City, UT and Attapulgus, GA. The Company is continuing to investigate contamination at Plainville under a 1993 agreement with the United States Environmental Protection Agency (EPA) and is awaiting approval of a decommissioning plan by the State of Massachusetts under authority delegated by the Nuclear Regulatory Commission. Investigation of the environmental status at the Salt Lake City site continues under a 1993 agreement with the Utah Solid and Hazardous Waste Control Board. An approved reclamation program at the Attapulgus site, under a 1994 consent order with the Georgia Department of Natural Resources, Environmental Protection Division, is complete.

In addition, seven sites have been identified at which the Company believes liability as a potentially responsible party (PRP) is probable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund imposes strict, joint and several liability under certain circumstances. In many cases, the dollar amount of the claim is unspecified, and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de minimis contributor of hazardous substances at a number of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances or natural resource damages, the Company has settled a number of other cleanup proceedings. The Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

The liabilities for environmental cleanup-related costs recorded in the consolidated balance sheets at December 31, 1999 and 1998 were $31.3 million and $39.5 million, respectively, including $0.8 million and $1.2 million, respectively, for Superfund sites. These amounts represent those costs that the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents approximately 55% of what it believes are the reasonably possible environmental cleanup-related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

During the past three-year period, cash payments for environmental cleanup-related matters were $2.4 million, $4.1 million and $6.0 million for 1999, 1998 and 1997, respectively. The amounts accrued in connection with environmental cleanup-related matters were not significant over this time period.

For the past three-year period, environmental-related capital projects have averaged less than 10% of the Company's total capital expenditure programs, and the expense of environmental compliance (e.g. environmental testing, permits, consultants and in-house staff) was not material.

There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup-related matters are projected to be $5.0 million for 2000, all of which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, Management believes that environmental cleanup-related reserves at December 31, 1999 are reasonable and adequate and that environmental matters are not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on the Company's operating results or cash flows.

19.  LITIGATION AND CONTINGENCIES

Various lawsuits, claims and proceedings are pending against the Company.

The Company and certain of its present and former officers have agreed to a Stipulation of Settlement ("Stipulation") of a class action filed in November 1995 that alleged misstatements and omissions in connection with press releases issued in 1995 concerning the Company's PremAir (registered trademark) catalyst systems. In the settlement, which was approved by the Court on December 8, 1998, in exchange for the dismissal of the complaint against all defendants, the Company will pay no more than $5.5 million of a maximum settlement amount of $21.5 million. The balance of the settlement amount will be paid by insurance carried by the Company for such purposes. Because the final settlement amount will depend on the number of eligible shares of the Company's common stock for which claims are submitted, the amounts to be paid by the Company and the insurer could be less, but in no event more, than the above-stated amounts. This matter, if resolved in accordance with the Stipulation, will not have a material adverse effect on the operating results of the Company.

The Company is one of a number of defendants in numerous proceedings that allege that the plaintiffs contracted cancer and/or suffered other injuries from exposure to "toxic" substances purportedly supplied by the Company and other defendants. The Company is also subject to a number of environmental contingencies (see Note 18, "Environmental Costs," for further detail) and is a defendant in a number of lawsuits covering a wide range of other matters. In some of these matters, the remedies sought or damages claimed are substantial. While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, Management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from Management's current expectations, could have a material adverse effect on the Company's operating results or cash flows.

In July 1996, the Securities and Exchange Commission (SEC) issued a formal order of investigation concerning the sale of Engelhard stock by certain of the Company's officers and directors during 1995. Subpoenas for documents and witness testimony were issued by the SEC. In response, the Company provided documents to the SEC, and witnesses were examined by the SEC staff during 1996.

In 1998, Management learned that Engelhard and several other companies operating in Japan had been victims of a fraudulent scheme involving base-metal inventory held in third-party warehouses in Japan. The inventory loss was approximately $40 million in 1997 and $20 million in 1998. The Company is vigorously pursuing various recovery actions. These actions include negotiations with the various third parties involved and, in several instances, the commencement of litigation. In the first quarter of 1998, Engelhard recorded a receivable from the insurance carriers and third parties involved for approximately $20 million. This amount represents Management's and counsel's best estimate of the minimum probable recovery from the various insurance policies and other parties involved in the fraudulent scheme.

The Company is involved in a value-added tax dispute in Peru, which Management believes has a maximum financial exposure of approximately $30 million. On December 2, 1999, Engelhard Peru, S.A., a wholly owned subsidiary, was denied refund claims of approximately $27 million. The Peruvian tax authority also determined that Engelhard Peru, S.A. is liable for the return of approximately $17 million in refunds previously paid and payment of fines totaling approximately $41 million. Engelhard Peru, S.A. is contesting these determinations vigorously, and Management believes, based on consultation with counsel, that Engelhard Peru, S.A. is entitled to all refunds claimed and is not liable for these additional taxes or fines. However, even if the matter is subsequently resolved against Engelhard Peru, S.A., Management believes the maximum financial exposure is limited to the aggregate value of all assets of Engelhard Peru, S.A., including unpaid refunds, which is approximately $30 million.

20.  SUPPLEMENTAL INFORMATION

The following table presents certain supplementary information to the Consolidated Statements of Cash Flows:

SUPPLEMENTARY CASH FLOW INFORMATION
(in millions)                                           1999      1998     1997
                                                     ---------------------------
Cash paid during the year for:
  Interest                                           $  58.7   $  49.6   $ 43.9
  Income taxes                                          65.3      57.6     29.5
Change in assets and liabilities -- source(use):
  Receivables                                        $ (18.1)  $ (41.1)  $ 43.2
  Committed metal positions                             98.1     (98.0)   (81.6)
  Inventories                                           (9.7)     23.9    (36.0)
  Other current assets                                 (41.5)    (29.5)    24.4
  Other noncurrent assets                               (5.7)     21.8    (68.8)
  Accounts payable                                      18.5      41.4     17.1
  Accrued liabilities                                   24.8      (7.6)    48.2
  Noncurrent liabilities                                (4.1)    (14.1)   (23.1)
                                                     ---------------------------
Net change in assets and liabilities                 $  62.3   $(103.2)  $(76.6)
                                                     ===========================

The following table presents certain supplementary information to the Consolidated Balance Sheets:

SUPPLEMENTARY BALANCE SHEET INFORMATION
 (in millions)                              1999        1998
                                          ------------------
Taxes payable                             $ 76.4      $ 63.9
Payroll-related accruals                    54.5        48.7
Deferred income                             16.8        17.4
Interest payable                            12.7        13.5
Restructuring reserve                        9.1         9.6
Environmental reserve                        5.8         8.5
Other                                       84.7        73.6
                                          ------------------
Other current liabilities                 $260.0      $235.2
                                          ==================

                       Reports of Independent Accountants
                       __________________________________



To the Shareholders and Board of Directors of Engelhard Corporation:

We have audited the accompanying consolidated balance sheet of Engelhard Corporation and subsidiaries as of December 31, 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Engelhard Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.



Arthur Andersen LLP
New York, New York
March 23, 2000

To the Shareholders and Board of Directors of Engelhard Corporation:

In our opinion, the consolidated balance sheet as of December 31, 1998 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1998, appearing on pages 27 through 63 present fairly, in all material respects, the financial position, results of operations and cash flows of Engelhard Corporation and its subsidiaries at December 31, 1998 and for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Engelhard Corporation for any period subsequent to December 31, 1998.




PricewaterhouseCoopers LLP
New York, New York
February 4, 1999


                                                            First         Second          Third         Fourth
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)             quarter        quarter        quarter        quarter
                                                        -------------------------------------------------------
1999
Net sales                                                $1,073.3       $1,202.7       $1,016.2       $1,112.7
Gross profit                                                145.1          172.3          150.6          173.1
Earnings before income taxes                                 58.3           80.8           73.4           71.6
Net earnings                                                 40.6           56.2           51.0           49.7
Basic earnings per share                                     0.28           0.42           0.41           0.40
Diluted earnings per share                                   0.28           0.41           0.40           0.39

1998
Net sales                                                  $970.6       $1,074.5       $1,039.5       $1,090.0
Gross profit                                                149.0          171.8          150.0          176.1
Earnings before income taxes                                 62.3           73.4           58.3           66.5
Net earnings                                                 43.2           50.9           45.2           47.8
Basic earnings per share                                     0.30           0.35           0.31           0.33
Diluted earnings per share                                   0.30           0.35           0.31           0.33


Results in the first quarter of 1999 include a gain of $1.0 million ($0.6 million after-tax) on the sale of the Company's investment in Acreon Catalyse, and a gain of $1.2 million ($0.7 after-tax) resulting from the settlement of treasury lock positions.

Results in the second quarter of 1999 include a gain of $9.3 million ($5.7 million after-tax) on the sale of the
Company's metal plating business. In addition, the Company recorded a loss of $4.6 million ($2.8 million after-
tax) as the carrying value of it's investment in Engelhard Highland Private Ltd. venture was reduced to its estimated net realizable value of $1.0 million.

Results in the third quarter of 1999 include a gain of $1.1 million ($0.7 million after-tax) on the sale of the Company's Mearlcrete concrete foaming agent business, a gain of $1.8 million ($1.1 million after-tax) on the sale of land and certain mineral rights located in Talladega County, Alabama and a gain of $3.0 million ($1.9 after-tax) resulting from the settlement of treasury lock positions.

Results in the fourth quarter of 1999 include a gain of $3.4 million ($2.2 million after-tax) on the sale of inventory accounted for under the LIFO method and a gain of $2.9 million ($1.8 million after-tax) resulting from the settlement of treasury lock positions.

Results in the third and fourth quarters of 1998 include pre-tax gains of $4.0 million ($2.4 million after-tax) and $4.2 million ($2.5 million after-tax), respectively, on the sale of inventory accounted for under the LIFO method. In addition, the effective tax rate for the third quarter of 1998 was reduced to reflect the reversal of a valuation allowance related to capital loss carryforwards (see Note 11, "Income Taxes," for further detail).

Basic and diluted earnings per share amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full-year earnings per share amounts.

           Changes in and Disagreements with
Item 9.    Accountants on Accounting and Financial Disclosure
------     --------------------------------------------------
           Changes in Registrant's Certifying Accountant (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 22, 2000).

                             PART III

Item 10.   Directors and Executive Officers of the Registrant
-------    --------------------------------------------------

           (a)  Directors -

     Information concerning directors of the Company is included under the caption "Election of Directors", "Information with Respect to Nominees and Directors Whose Terms Continue", "Share Ownership of Directors and Officers", and "Board of Directors' Meetings, Committees and Fees" in the Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

           (b)  Executive Officers -

ARTHUR A. DORNBUSCH, II       Age 56.  Vice President, General Counsel and
                              Secretary of the Company from prior to 1994.

MARK DRESNER                  Age 48. Vice President of Corporate Communications
                              effective December 17, 1998.  Director of
                              Corporate Communications from October 1995 to
                              December 1998. Director of Human Resources for the Chemical Catalysts Group from August 1994 to
                              September 1995. Director of Communications prior thereto.

JOHN C. HESS                  Age 47.  Vice President, Human Resources effective
                              August 1, 1997. Director of Human Resources for the Chemical Catalyst Group from November 1995 to
                              July 1997.  Director of Human Resources for
                              Policies, Plans and Services prior thereto.

PETER B. MARTIN               Age 60.  Vice President, Investor Relations
                              effective June 18, 1997.  Vice President, Investor
                              Relations, W.R. Grace & Company prior thereto.

BARRY W. PERRY *              Age 53.  President and Chief Operating Officer
                              effective February 1, 1997. Group Vice President and General Manager of the Pigments and Additives
                              Group prior thereto. Mr. Perry is also a director of Arrow Electronics.

PETER R. RAPIN                Age 45.  Treasurer effective July 8, 1998.
                              Assistant Treasurer from July 1995 to July 1998.
                              Director, Banking Services for the Westinghouse
                              Electric Corporation prior thereto.

ORIN R. SMITH *               Age 64. Chairman and Chief Executive Officer of
                              the Company since January 1995. President and
                              Chief Executive Officer of the Company prior thereto. Mr. Smith is also a director of Ingersoll-Rand Company, Perkin-Elmer Corporation,
                              Summit Bancorp and Vulcan Materials Company.

Michael A. Sperduto           Age 42. Controller of the Company effective
                              August 5, 1999.  Vice President-Finance from
                              July 8, 1998 to August 1999. Treasurer prior thereto.

* Also a director of the Company

     Officers of the Company are elected at the meeting of the Board of Directors held in May of each year after the annual meeting of shareholders and serve until their successors shall be elected and qualified and shall serve as such at the pleasure of the Board.

Item 11.   Executive Compensation
-------    ----------------------
     Information concerning executive compensation is included under the captions "Executive Compensation and Other Information", "Pension Plans," "Employment Contracts, Termination of Employment and Change in Control Arrangements" and the "Performance Graph" of the Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

           Security Ownership of Certain
Item 12.   Beneficial Owners and Management
-------    --------------------------------
     Information concerning security ownership of certain beneficial owners and management is included under the captions "Information as to Certain Shareholders" and "Share Ownership of Directors and Officers" of the Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

           Certain Relationships
Item 13.   and Related Transactions
-------    ------------------------
     Information concerning certain business relationships of nominees for director and directors and related transactions is included under the caption "Certain Transactions" of the Proxy Statement for the 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

           Exhibits, Financial Statement
Item 14.   Schedules and Reports on Form 8-K                              Pages
-------    ---------------------------------                              -----

(a)        (1) Financial Statements and Schedules

               Reports of Independent Accountants                         64-65

               Consolidated Statements of Earnings for each of the          27
               three years in the period ended December 31, 1999

               Consolidated Balance Sheets at December 31, 1999 and 1998    28

               Consolidated Statements of Cash Flows for each of the        29
               three years in the period ended December 31, 1999

               Consolidated Statements of Shareholders' Equity for each     30
               of the three years in the period ended December 31, 1999

               Notes to Consolidated Financial Statements                 31-63

           (2) Financial Statement Schedules

               Consolidated financial statement schedules not filed herein have been omitted either because they are not applicable or the required information is shown in the Notes to Consolidated Financial Statements in this Form 10-K.

 (b)       In a report on Form 8-K filed with the Securities and             *
           Exchange Commission on February 22, 2000, the Company reported that it changed it's Certifying Accountant.

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

 (3) (i) Certificate of Designation relating to Series A Junior         *
         Participating Preferred Stock, filed with the State of Delaware, Office of the Secretary of State on November 12,
         1998.

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

 (10)(t) Change in Control Agreement (incorporated by reference         *
         to Form 10-Q filed with the Securities and Exchange
         Commission on August 13, 1998).

* Incorporated by reference as indicated.

Exhibits                                                                Page
--------                                                                ----

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

 (10)(w)  Engelhard Corporation Stock Option Plan of 1991 -              *
          conformed copy includes amendments through
          September 1998.

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

  10)(ad)  Amendment to Deferred Compensation Plan For                   *
           Directors of Engelhard Corporation, effective
           October 1, 1998 (incorporated by reference to Form
           10-Q filed with the Securities and Exchange Commission on November 13, 1998).

* Incorporated by reference as indicated.

Exhibits                                                               Pages
--------                                                               -----

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

(10)(ak)  Amendment to Key Employees Stock Bonus Plan of Engelhard     77-78
          Corporation, effective December 16, 1999.

(10)(al)  Amendment to Engelhard Corporation Stock Option Plan of      79-80
          1991, effective December 16, 1999.

(10)(am)  Amendment to Engelhard Corporation Stock Option Plan of      81-82
          1981, effective December 16, 1999.

(10)(an)  Engelhard Corporation Stock Option Plan of 1999 for          83-89
          Certain Key Employees, effective December 16, 1999.

(12)      Computation of the Ratio of Earnings to Fixed Charges.       90-91

(21)      Subsidiaries of the Registrant.                              92-94

(23)      Consent of Independent Accountants.                          95-98

(24)      Powers of Attorney.                                          99-108

                                   Signatures
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Iselin, New Jersey on the 28th day of March 2000.


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


      Signature                        Title                       Date
      ---------                        -----                       ----


/s/ Orin R. Smith            Chairman and Chief Executive      March 28, 2000
-------------------------    Officer & Director
    Orin R. Smith            (Principal Executive Officer)



/s/ Michael A. Sperduto      Controller                        March 28, 2000
-------------------------    (Principal Accounting Officer)
    Michael A. Sperduto

           *                            Director              March 28, 2000
---------------------------
     Linda G. Alvarado


           *                            Director              March 28, 2000
---------------------------
     Marion H. Antonini


           *                            Director              March 28, 2000
--------------------------
  William R. Loomis, Jr.


           *                            Director              March 28, 2000
--------------------------
     James V. Napier


           *                            Director              March 28, 2000
--------------------------
      Norma T. Pace


           *                            Director              March 28, 2000
-------------------------
     Barry W. Perry


           *                            Director              March 28, 2000
-------------------------
    Reuben F. Richards


           *                            Director              March 28, 2000
-------------------------
      Henry R. Slack


           *                            Director              March 28, 2000
-------------------------
    Douglas G. Watson

* By this signature below, Arthur A. Dornbusch, II has signed this Form 10-K as attorney-in-fact for each person indicated by an asterisk pursuant to duly executed powers of attorney filed with the Securities and Exchange Commission included herein as Exhibit 24.

/s/ Arthur A. Dornbusch, II                                   March 28, 2000
---------------------------
    Arthur A. Dornbusch, II

                                 EXHIBIT (10)(ak)

                   AMENDMENT TO KEY EMPLOYEES STOCK BONUS PLAN
                            OF ENGELHARD CORPORATION
                  -------------------------------------------

                                  AMENDMENT TO
                           KEY EMPLOYEES STOCK BONUS
                         PLAN OF ENGELHARD CORPORATION
                         -----------------------------

The Key Employees Stock Bonus Plan of Engelhard Corporation is amended as follows, effective as of December 16, 1999, and it shall apply to modify the vesting schedule of outstanding awards as well as to awards made on or after such date.

     1. Section 3 of the Plan is amended by deleting the first sentence thereof and substituting the following in its place:

     "The Plan shall be administered by a committee (the 'Committee') which shall be appointed from time to time by the Board of Directors of the Company, and shall consist of not less than two directors of the Company who qualify as 'non-employee directors' under Rule 16b-3(b)(3) issued by the Securities and Exchange Commission."

     2. Section 6(a) of the Plan is amended to read in its entirety as follows:

     "(a) Unless otherwise provided by the Committee, an award of Company Common Stock shall vest in the key employee to whom it is made at the rate of 20% of the shares covered by such award in five annual installments, beginning on February 1 of the calendar year next following the date of grant and continuing on February 1 of each of the following four years, provided and only to the extent that the key employee remains in the service of the Company on such vesting dates."

                               EXHIBIT (10)(al)

                       AMENDMENT TO ENGELHARD CORPORATION
                           STOCK OPTION PLAN OF 1991
                       ----------------------------------

                                  AMENDMENT TO
                             ENGELHARD CORPORATION
                           STOCK OPTION PLAN OF 1991
                           -------------------------

The Engelhard Corporation Stock Option Plan of 1991 (the "Plan") is amended as follows, effective as of December 16, 1999; provided, however, that the provisions of paragraphs 2,3,and 4 of this Amendment will apply only to options granted on or after December 16, 1999.

     1. Section 2 of the Plan is amended by deleting the first sentence thereof and substituting the following in its place:

          "The Plan shall be administered by a committee (the 'Committee')which shall be appointed from time to time by the Board of Directors of the Company (the 'Board of Directors'), and shall consist of not less than two directors of the Company who qualify as 'non-employee directors' under Rule 16b-3(b)(3) issued by the Securities and Exchange Commission".

     2. Section 5(c) of the Plan is amended by deleting the first sentence thereof.

     3. Section 5(d) of the Plan is amended by deleting "which were granted more than one year before such termination" from clause (i) of the first paragraph thereof.

     4. Section 5(d) of the Plan is amended by deleting ", which were granted more than one year before his death," from clause (iv) of the first paragraph thereof.

                                EXHIBIT(10)(am)

                       AMENDMENT TO ENGELHARD CORPORATION
                           STOCK OPTION PLAN OF 1981
                      -----------------------------------

                                  AMENDMENT TO
                             ENGELHARD CORPORATION
                           STOCK OPTION PLAN OF 1981
                           -------------------------

The Engelhard Corporation Stock Option Plan of 1981 (the "Plan") is amended as follows, effective as of December 16, 1999.

     1. Section 2 of the Plan is amended by deleting the first sentence thereof and substituting the following in its place:

          "The Plan shall be administered by a committee (the 'Committee') which shall be appointed from time to time by the Board of Directors of the Company (the 'Board of Directors'), and shall consist of not less than two directors of the Company who qualify as 'non-employee directors' under Rule 16b-3(b)(3) issued by the Securities and Exchange Commission."

                                EXHIBIT (10)(an)

                             ENGELHARD CORPORATION
                           STOCK OPTION PLAN OF 1999
                           FOR CERTAIN KEY EMPLOYEES
                           -------------------------

                              ENGELHARD CORPORATION
                            STOCK OPTION PLAN OF 1999
                            FOR CERTAIN KEY EMPLOYEES

                          (Non Section 16(b) Officers)


     1. Purposes. This Stock Option Plan (the "Plan") of Engelhard Corporation (the "Company") is established so that the Company may make available to key employees the opportunity to acquire ownership of Company stock pursuant to options constituting non-qualified stock options under the Internal Revenue Code. It is anticipated that such stock options will materially assist the Company in providing incentives to key employees for future performance.

     2. Administration. The Plan shall be administered by a committee (the "Committee") which shall be appointed from time to time by the Board of Directors of the Company (the "Board of Directors"), and shall consist of not less than two directors of the Company who qualify as "non-employee directors" under Rule 16b-3(b)(3) issued by the Securities and Exchange Commission. The Committee shall have full power and authority, subject to the terms and conditions of the Plan, to determine the key employees (excluding key employees who are officers or directors of the Company for purposes of Section 16(b) of the Securities Exchange Act of 1934, as amended) to whom awards may be made under the Plan, the number of such shares to be awarded to each of such key employees, the applicable terms and conditions of such awards and all other matters which may arise in the administration of the Plan. The determination of the Committee concerning any matter arising under or with respect to the Plan or any awards granted hereunder shall be final, binding and conclusive on all interested persons. The Committee may as to all questions of accounting rely conclusively upon any determinations made by the independent auditors of the Company. Notwithstanding any provision of the Plan to the contrary, the Chief Executive Officer of the Company shall have the power and authority, subject to the terms and conditions of the Plan, to make awards under the Plan to key employees who are not officers or directors of the Company for purposes of
Section 16(b) of the Securities Exchange Act of 1934, as amended; provided, however, that the authority of the Chief Executive Officer to make such awards shall be subject to limitations as may be imposed from time to time by the Committee.

     3. Stock Available for Options. There shall be available for option under the Plan 2,500,000 shares of the Company's Common Stock (the "Stock"), subject to any adjustments which may be made pursuant to Section 5(f) hereof. Shares of Stock used for purposes of the Plan may be either authorized and unissued unissued shares or treasury shares or both. Stock covered by options which have terminated or expired prior to exercise or have been surrendered and canceled as contemplated by Section 7(b) hereof shall be available for further option hereunder.

     4. Eligibility. Key Employees of the Company and of any subsidiary corporation, as defined in Section 424(f) of the Internal Revenue Code of 1986, as amended (the "Code"), of the Company ("Subsidiary") shall be eligible to receive options under the Plan, provided that no option may be granted to any employee of the Company or a Subsidiary who is an officer or director of the Company for purposes of Section 16(b) of the Securities Exchange Act of 1934, as amended.

     5. Terms and Conditions of Options. Each option granted hereunder shall be in writing, shall be a non-qualified stock option and shall contain such terms and conditions as the Committee may determine, which terms and conditions need not be the same in each case or within each type, subject to the following:

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

     In the case of options granted under the Plan which are exercisable in installments, such options shall become immediately exercisable in full at the time of a "Change in Control" unless the Committee expressly provides in the applicable option agreement entered into pursuant to this Plan that an additional condition or conditions must be satisfied in order for exercisability of the option to be accelerated, in which event exercisability of any such options shall be accelerated upon satisfaction of such condition(s), if any, following the Change in Control. The provisions relating to acceleration of exercisability of such options need not be the same for all options granted under the Plan. For this purpose, a "Change in Control" shall mean:

          (a) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934,as amended (the "Exchange Act")) (a "Person"), of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (1) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (2) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change in Control: (i) any acquisition directly from the Company (other than by exercise of a conversion privilege); (ii) any acquisition by the Company or any of itssubsidiaries;
     (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its subsidiaries; (iv) any acquisition by any corporation with respect to which, following such acquisition, more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally inthe election of directors is then beneficially owned, directly or indirectly, byall or substantially all of the individuals and entities who were the beneficialowners, respectively, of the Outstanding Company Common Stock and Company Voting Securities immediately prior to such acquisition in substantially the same proportions as their ownership, immediately prior to such acquisition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be; or (v) any acquisition by a Person owning more than 25% of the Outstanding Company Common Stock on the date hereof; or

          (b) During any period of two consecutive years, individuals who, as of the beginning of such period, constitute the Board of Directors of the Company (the "Incumbent Board"), cease for any reason to constitute at least a majority of the Board of Directors of the Company; provided, however, that any individual becoming a director subsequent to the beginning of such period whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act); or

          (c) approval by the shareholders of the Company of a reorganization, merger orconsolidation, in each case, with respect of which all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation, do not, following such reorganization, merger or consolidation, beneficially own, directly or indirectly, more than 60% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such reorganization, merger merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be; or

          (d) approval by the shareholders of the Company of (1) a complete liquidation or dissolution of the Company or (2) a sale or other disposition of all or substantially all of the assets of the Company, other than to the corporation, with respect to which following such sale or other disposition, more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be.

          (c) Exercise of Options. To exercise an option, the holder thereof shall give notice to the Company specifying the number of shares to be purchased and accompanied by payment in full of the purchase price therefor. An option holder shall have none of the rights of a stockholder until the shares are paid for in full and issued to him. The purchase price may be paid in whole or in part with shares of Stock having a fair market value on the exercise date equal to the cash amount for which such shares are substituted; provided, however, that in no event may any portion of the purchase price be paid with shares of Stock acquired upon exercise of a stock option granted under this Plan unless such shares were acquired more than six months before the applicable date of exercise.

          Notwithstanding any provision of this Plan to the contrary, the Committee shall have the authority at any time to accelerate the exercisability of all or any portion of any option granted under the Plan.

          (d) Effect of Termination of Employment or Death. No option may be exercised after the termination of employment of an optionee, except that:
     (i)if such termination is by reason of disability or retirement at normal, deferred or early retirement age, under any retirement plan maintained by the Company or any Subsidiary, or for any other reason specifically approved in advance by the Committee, any options held by the optionee shall thereupon become exercisable in full, and may be exercised by the optionee during the period ending on the tenth anniversary of the date of grant of the option; (ii) if such termination is by action of the Company or a Subsidiary other than as provided in (i) above and other than discharge by reason of willful violation of the rules of the Company or instructions of superior(s), such options shall continue to become exercisable at the times set forth in the applicable stock option agreement notwithstanding such termination of employment and such options may be exercised during the period ending on the later of three months following the date the options become exercisable in full or such termination of employment; (iii) in the event of the death of an optionee after the termination of his employment pursuant to (i) or (ii) above, the person or persons to whom the optionee's rights are transferred by will or the laws of descent and distribution may exercise any options which the optionee could have exercised had he survived for the remainder of the period under
     (i) or (ii) above during which the optionee could have exercised the option if he had survived; and (iv) in the event of thedeath of an optionee while employed, any options then held by the optionee shall thereupon become exercisable in full, and the person or persons to whom the optionee's rights are transferred by will or the laws of descent and distribution shall have a period ending on the tenth anniversary of the date of grant of the option to exercise such options. In no event, however, shall any option be exercisable more than ten years from the date of grant thereof.

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

          (f) Adjustment for Change in Stock Subject to Plan. In the event of a stock split, stock dividend, combination of shares, recapitalization, reorganization, merger, consolidation, rights offering, or any other change change in the corporate structure or shares of the Company, the Board of Directors shall make such adjustments, if any, as it deems appropriate for purposes hereof in the number and kind of shares subject to the Plan, in the number and kind of shares covered by outstanding options, or in the option prices.

          (g) Registration, Listing and Qualification of Shares. Each option shall be subject to the requirement that if at any time the Board of Directors shall determine that the registration, listing or qualification of the shares covered thereby upon any securities exchange or under any federal or state law, or the consent or approval of any governmental regulatory body is necessary or desirable as a condition of, or in connection with, the granting of such option or the purchase of share thereunder, no such option may be exercised unless and until such registration, listing, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Board of Directors. Any person exercising an option shall make such representations and agreements and furnish such information as the Board of Directors may request to assure compliance with the foregoing or any other applicable legal requirements.

          (h) Tax Withholding. The Committee may establish such rules and procedures as it considers desirable in order to satisfy an obligation of the Company or any Subsidiary to withhold Federal income taxes or other taxes with respect to the exercise of an option under the Plan, including without limitation rules and procedures permitting an optionee to elect that the Company withhold shares of Stock otherwise issuable upon exercise of such option in order to satisfy such withholding obligation.

     6. Duration. Unless sooner terminated by the Board of Directors, the Plan shall terminate on, and no option shall be granted hereunder after December 16, 2009.

     7. (a) Amendment. The Board of Directors may amend or terminate the Plan at any time; provided, however, that, without the consent of an affected optionee, no amendment or termination of the Plan may impair the rights or, in any other manner, adversely affect the rights of such optionee under any option theretofore granted to him. Notwithstanding the foregoing, the Committee shall have the right to accept the surrender of and cancel options issued under the Plan and reissue those options and to amend the terms of outstanding options under the terms and conditions set forth herein.

          (b) Surrender, Cancellation and Reissue of Options. The Committee, upon invitation by it duringthe term of this Plan to any holder(s) of options under the Plan to do so, may accept the surrender of outstanding options, cancel such options and issue in exchange therefor new options under this Plan, provided:

          (1) the tender of options for surrender is in accordance with such conditions as the Committee may set forth in its invitation ofr that surrender;

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

          (c) Amendments of Outstanding Options. In the event that any options issued under this Plan shall remain outstanding after Decenber 16, 2009, and if the Committee shall determine that it is in the interest of the Company to amend the terms and conditions, including exercise price or prices, of such options, the Committee shall have the right, by written notice to the holders thereof, to amend the terms and conditions of such options including exercise price or prices; provided, however, that (i) no such amendment shall be adverse to the holders of the options, and (ii) the amended terms of an option, including exercise price or prices, would have been permitted under this Plan had the Plan been outstanding at the time of such amendment.

     8. Other Actions. This Plan shall not restrict the authority of the Board of Directors, for proper corporate purposes, to grant or assume stock options, other than under the Plan, to or with respect to any employee or other person.

     9. Name. This Plan shall be known as the Engelhard Corporation Stock Option Plan of 1999 for Certain Key Employees.

                                   EXHIBIT 12

              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
              -----------------------------------------------------

EXHIBIT 12

                              ENGELHARD CORPORATION
              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                             (Dollars in Thousands)

                                                                         Years Ended December 31,
                                                   ----------------------------------------------------------------
                                                      1999           1998       1997         1996          1995
                                                      ----           ----       ----         ----          ----

Earnings from continuing operations
 before provision for income taxes                 $284,118       $260,563     $ 85,812     $209,955      $185,312

Add/(deduct)

   Portion of rents representative
   of the interest factor                             7,000          3,500        3,000        3,900         4,700

   Interest on indebtedness                          56,555         58,887       52,776       45,009        31,326

   Equity dividends                                   2,431          2,022        3,803        2,515         3,411

   Equity in (earnings) losses of affiliates        (16,266)       (10,077)      47,833        5,008          (695)
                                                   ---------      --------     --------     ---------     ---------

   Earnings, as adjusted                           $333,838       $314,895     $193,224     $266,387      $224,054
                                                   =========      ========     ========     =========     =========


Fixed Charges

   Portion of rents representative
   of the interest factor                            $7,000         $3,500       $3,000       $3,900        $4,700

   Interest on indebtedness                          56,555         58,887       52,776       45,009        31,326

   Capitalized interest                               2,580          1,897          651          875           784
                                                    --------       -------      -------      -------       --------

   Fixed charges                                    $66,135        $64,284      $56,427      $49,784       $36,810
                                                    ========       =======      =======      =======       ========


Ratio of Earnings to Fixed Charges                     5.05           4.90         3.42(A)      5.35          6.09
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



                                   EXHIBIT 21:

                         SUBSIDIARIES OF THE REGISTRANT
                         ------------------------------

                         Subsidiaries of the Registrant
                         ------------------------------

                                                      Jurisdiction Under Which
Name of Subsidiary/Affiliate                          Incorporated or Organized
----------------------------                          -------------------------

Engelhard Industries De Argentina SA                        Argentina
Engelhard Belgium BVBA                                      Belgium
Engelhard Industries S.A.                                   Belgium
Engelhard Do Brasil Industria E Commercio LTDA              Brazil
Engelhard Canada, Ltd.                                      Canada
Engelhard Industries International, Ltd.                    Canada
Mearl Company Ltd.                                          Canada
Shanghai Engelhard Sinopec Environmental Technologies Ltd   China
Engelhard Industries A/S                                    Denmark
Engelhard Industries OY                                     Finland
Engelhard Pigments OY                                       Finland
Engelhard-CLAL SAS                                          France
Engelhard S.A.                                              France
Mearl International France S.A.R.L.                         France
Engelhard Holdings GmbH                                     Germany
Engelhard Process Chemicals GmbH                            Germany
Engelhard Technologies GmbH                                 Germany
Engelhard Asia Pacific (China) Ltd.                         Hong Kong
Engelhard Industries (Asia) Limited                         Hong Kong
Engelhard Asia Pacific Mauritius Limited                    India
Engelhard Asia Pacific Enterprises India Private Limited    India
Engelhard Highland Private Limited                          India
Engelhard Environmental Systems India Ltd                   India
Engelhard Italiana S.P.A.                                   Italy
Engelhard Metals Japan, Ltd.                                Japan
NE Chemcat Corporation                                      Japan
Engelhard Asia Pacific (Korea) Ltd.                         Korea
Mearl De Mexico S.A. de C.V.                                Mexico
Engelhard Industries De Mexico S.A.                         Mexico
Engelhard Demeern, B.V.                                     The Netherlands
Engelhard Netherlands, B.V.                                 The Netherlands
Engelhard Pigments and Additives Europe, B.V.               The Netherlands
Engelhard Terneuzen, B.V.                                   The Netherlands
Engelhard Peru S.A.                                         Peru
Engelhard South Africa Proprietary, Ltd.                    South Africa
Heesung-Engelhard                                           South Korea
Engelhard Arganda SL                                        Spain
ECT Environmental Technologies AB                           Sweden
Engelhard Metals A.G.                                       Switzerland
Engelhard Chemcat (Thailand) Ltd.                           Thailand
Mearl International Turkey                                  Turkey
Dnipro Kaolin                                               Ukraine
Engelhard International, Ltd.                               United Kingdom
Engelhard Limited                                           United Kingdom

                         Subsidiaries of the Registrant
                         ------------------------------

                                                      Jurisdiction Under Which
Name of Subsidiary/Affiliate                          Incorporated or Organized
----------------------------                          -------------------------

Engelhard Metals, Ltd.                                      United Kingdom
Engelhard Sales, Ltd.                                       United Kingdom
Engelhard Technologies, Ltd.                                United Kimgdom
The Sheffield Smelting Co., Ltd.                            United Kimgdom
Engelhard Export Corporation                                U.S. Virgin Islands
Corporacion Engelhard De Venezuela CA                       Venezuela
Engelhard West, Inc.                                        California
EC Delaware Incorporated                                    Delaware
E.I. Corporation                                            Delaware
Engelhard Asia Pacific, Inc.                                Delaware
Engelhard C Cubed Corporation                               Delaware
Engelhard DT, Inc.                                          Delaware
Engelhard EM Holding Company                                Delaware
Engelhard Energy Corporation                                Delaware
Engelhard Equity Corporation                                Delaware
Engelhard Financial Corporation                             Delaware
Engelhard MC, Inc.                                          Delaware
Engelhard Metal Plating Inc.                                Delaware
Engelhard Pollution Control, Inc.                           Delaware
Engelhard Power Marketing, Inc.                             Delaware
Engelhard Sensor Technologies, Inc.                         Delaware
Engelhard Strategic Investments Incorporated                Delaware
Engelhard Supply Corporation                                Delaware
International Dioxcide, Inc.                                Delaware
Mustang Property Corporation                                Delaware
Harshaw Chemical Company                                    New Jersey
Engelhard Metals Holding Corp.                              California
Mearl, LLC                                                  Delaware
Engelhard-CLAL, L.P.                                        Delaware
Engelhard Hexcore, L.P.                                     Delaware
Tickford Engelhard LLC                                      Michigan
Engelhard PM, L.P.                                          Delaware



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

                                   EXHIBIT 23:

                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




As independent public accountants, we hereby consent to the incorporation of our report dated March 23, 2000, included in Engelhard Corporation and Subsidiaries' 1999 Annual Report on Form 10-K, into the following previously filed registration statements:

      1.   Form S-3 of Engelhard Corporation and Subsidiaries
           (File No. 333-59719)
      2. Form S-8 of Engelhard Corporation and Subsidiaries (File Nos. 2-72830, 2-81559, 2-84477, 2-89747,
           33-28540, 33-37724, 33-40365, 33-40338, 33-43934,
           33-65990, 333-02643 and 333-71439)






Arthur Andersen LLP
New York, New York
March 23, 2000

                       Consent of Independent Accountants
                       ----------------------------------



     We consent to the incorporation by reference in the registration statement of Engelhard Corporation and Subsidiaries on Form S-8 (File Nos. 2-72830, 2-81559, 2-84477, 2- 89747, 33-28540, 33-37724, 33-40365, 33-40338, 33-43934,
33-65990, 333-02643 and 333-71439) of our report dated February 4, 1999 on our audits of the consolidated financial statements of Engelhard Corporation and Subsidiaries, as of December 31, 1998 and 1997, and for each of the two years in the period ended December 31, 1998 which report is included in this Annual Report on Form 10-K.








PRICEWATERHOUSECOOPERS LLP
New York, New York
March 23, 2000

                       Consent of Independent Accountants
                       ----------------------------------



     We consent to the incorporation by reference in the Registration Statement of Engelhard Corporation and Subsidiaries on Form S-3 (File No. 333-59719) of our report dated February 4, 1999 on our audits of the consolidated financial statements of Engelhard Corporation and Subsidiaries as of December 31, 1998 and 1997, and for each of the two years in the period ended December 31, 1998, which report is included in this Annual Report on Form 10-K.









PRICEWATERHOUSECOOPERS LLP
New York, New York
March 23, 2000

                                  EXHIBIT 24:


                               POWERS OF ATTORNEY
                               ------------------

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney




     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 23, 2000.




                                              /s/ Linda G. Alvarado
                                           _____________________________
                                                  Linda G. Alvarado

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 23, 2000.




                                             /s/ Marion H. Antonini
                                         ________________________________
                                                 Marion H. Antonini

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 23, 2000.





                                            /s/ William R. Loomis, Jr.
                                          ______________________________
                                                William R. Loomis, Jr.

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 23, 2000.





                                               /s/ James V. Napier
                                          ______________________________
                                                   James V. Napier

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 23, 2000.




                                               /s/ Norma T. Pace
                                         ________________________________
                                                   Norma T. Pace

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 23, 2000.




                                             /s/ Barry W. Perry
                                        _________________________________
                                                 Barry W. Perry

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 27, 2000.




                                               /s/ Reuben F. Richards
                                         ________________________________
                                                   Reuben F. Richards

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 23, 2000.




                                               /s/ Henry R. Slack
                                         _______________________________
                                                   Henry R. Slack

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 24, 2000.



                                              /s/ Douglas G. Watson
                                        _________________________________
                                                  Douglas G. Watson