Form 10-Q
period 2000-03-31
ENGELHARD CORP
filed 2000-05-12
CIK 352947

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

                   For the quarterly period ended March 31, 2000
                                       OR
           ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  ------------------------------------------------

               For the transition period from ________ to _________

                           Commission file number 1-8142

                              ENGELHARD CORPORATION
              ------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

                DELAWARE                            22-1586002
     -------------------------------       -------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification
     incorporation or organization)         No.)

     101 WOOD AVENUE, ISELIN, NEW JERSEY                  08830
     ----------------------------------------       -----------------
     (Address of principal executive offices)           (Zip Code)

                                 (732) 205-5000
                ----------------------------------------------------
                (Registrant's telephone number, including area code)

                                 Not Applicable
                ---------------------------------------------------
                (Former name, former address and former fiscal year,
                            if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes   X       No
                                 ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                        Outstanding at April 30, 2000
---------------------                        -----------------------------
    $1 par value                                      127,615,764

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              ENGELHARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (Thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                    -------------------------
                                                        2000         1999
                                                    -----------   -----------

Net sales ......................................... $1,165,125    $1,073,234
Cost of sales .....................................    973,100       928,080
                                                    -----------   -----------

     Gross profit .................................    192,025       145,154

Selling, administrative and other expenses ........     94,413        77,595
                                                    -----------   -----------


     Operating earnings ...........................     97,612        67,559

Equity in earnings of affiliates ..................     10,000         3,675
Gain/(loss) on disposal of investments and land...      (6,000)        1,020
Interest expense, net..............................    (16,880)      (13,919)
                                                    -----------   -----------

     Earnings before income taxes .................     84,732        58,335


Income tax expense ................................     26,691        17,792
                                                    -----------   -----------

     Net earnings ................................. $   58,041      $ 40,543
                                                    ===========   ===========

Basic earnings per share .......................... $     0.46      $   0.28
                                                    ===========   ===========

Diluted earnings per share ........................ $     0.45      $   0.28
                                                    ===========   ===========

Cash dividends paid per share ..................... $     0.10      $   0.10
                                                    ===========   ===========

Average number of shares outstanding - Basic ......    126,100       143,481
                                                    ===========   ===========

Average number of shares outstanding - Diluted ....    127,619       145,441
                                                    ===========   ===========

     See the Accompanying Notes to the Unaudited Condensed Consolidated
                            Financial Statements

                              ENGELHARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)




                                                      March 31,   December 31,
                                                        2000          1999
                                                    ------------  ------------

Cash .............................................   $   61,671    $   54,375
Receivables, net..................................      397,011       394,338
Committed metal positions ........................      915,648       467,768
Inventories ......................................      378,017       359,153
Other current assets .............................      127,008       121,672
                                                     ----------    ----------
       Total current assets ......................    1,879,355     1,397,306

Investments ......................................      189,788       182,184
Property, plant and equipment, net ...............      862,353       871,900
Intangible assets, net ...........................      313,083       325,544
Other noncurrent assets ..........................      128,786       143,590
                                                     ----------    ----------
       Total assets ..............................   $3,373,365    $2,920,524
                                                     ==========    ==========


Short-term borrowings ............................   $  431,774    $  452,029
Accounts payable .................................      521,637       246,016
Hedged metal obligations .........................      643,324       497,800
Other current liabilities ........................      292,145       268,978
                                                     ----------    ----------
       Total current liabilities .................    1,888,880     1,464,823

Long-term debt ...................................      497,477       499,466
Other noncurrent liabilities .....................      184,560       191,845
Shareholders' equity .............................      802,448       764,390
                                                     ----------    ----------
       Total liabilities and
         shareholders' equity ....................   $3,373,365    $2,920,524
                                                     ==========    ==========




     See the Accompanying Notes to the Unaudited Condensed Consolidated
                            Financial Statements

                              ENGELHARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                              2000       1999
                                                           ---------   --------
Cash flows from operating activities
     Net earnings .........................................$ 58,041    $ 40,543
     Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities
          Depreciation and depletion ......................  25,885      23,933
          Amortization of intangible assets ...............   3,321       3,239
          (Gain)/loss on disposal of investments and land..   6,000      (1,020)
          Equity results, net of dividends ................ (10,000)     (3,675)
          Net change in assets and liabilities
               Metal related .............................. (29,493)    (88,168)
               All other .................................. (16,851)    (34,151)
                                                           ---------   ---------
          Net cash provided by (used in) operating
            activities.....................................  36,903     (59,299)
                                                           ---------   ---------
Cash flows from investing activities
     Capital expenditures ................................. (21,607)    (13,117)
     Proceeds from disposal of investments and land........   6,500           -
     Acquisitions and other investments ...................       -        (578)
     Other ................................................       -      (1,540)
                                                           ---------   ---------
          Net cash used in investing activities ........... (15,107)    (15,235)
                                                           ---------   ---------

Cash flows from financing activities
     (Decrease)/increase in short-term borrowings.......... (20,255)     13,460
     Increase in hedged metal obligations.................   20,876      78,834
     Proceeds from issuance of long-term debt .............       -         183
     Repayment of long-term debt ..........................  (1,988)        (50)
     Stock bonus and option plan transactions .............   1,121       2,222
     Dividends paid ....................................... (12,759)    (14,495)
                                                           ---------   ---------
          Net cash (used in) provided by financing
            activities .................................... (13,005)     80,154

Effect of exchange rate changes on cash ...................  (1,495)      1,463
                                                           ---------   ---------
          Net increase in cash ............................   7,296       7,083
          Cash at beginning of year .......................  54,375      22,339
                                                           ---------   ---------

          Cash at end of period............................$ 61,671    $ 29,422
                                                           =========   =========


     See the Accompanying Notes to the Unaudited Condensed Consolidated
                             Financial Statements

                              ENGELHARD CORPORATION
                          BUSINESS SEGMENT INFORMATION
                                   (Thousands)
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                    ------------------------
                                                        2000         1999
                                                    -----------    ---------
Net Sales
     Environmental Technologies ..................  $  159,179   $  148,203
     Process Technologies ........................     116,028      112,852
     Specialty Pigments and Additives.............      94,777       88,032
     Paper Pigments and Additives.... ............      55,903       55,928
     Industrial Commodities Management ...........     729,366      636,418
                                                    -----------  -----------
          Reportable segments ....................   1,155,253    1,041,433

     All Other ...................................       9,872       31,801
                                                    -----------  -----------

                                                    $1,165,125   $1,073,234
                                                    ===========  ===========

Operating Earnings
     Environmental Technologies ..................  $   32,850     $ 26,135
     Process Technologies ........................      15,451       14,425
     Specialty Pigments and Additives.............      15,752       13,897
     Paper Pigments and Additives.................       2,042        6,723
     Industrial Commodities Management ...........      42,328        6,890
                                                    -----------    ---------
          Reportable segments ....................     108,423       68,070


     All Other ...................................     (10,811)        (511)
                                                    -----------    ---------

                                                        97,612       67,559

Equity in earnings of affiliates .................      10,000        3,675
Gain/(loss) on disposal of investments and land...      (6,000)       1,020
Interest expense, net ............................     (16,880)     (13,919)
                                                    -----------    ---------


          Earnings before income taxes ...........  $   84,732     $ 58,335

Income tax expense ...............................      26,691       17,792
                                                    -----------    ---------

          Net earnings ...........................  $   58,041     $ 40,543
                                                    ===========    =========


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

     See the Accompanying Notes to the Unaudited Condensed Consolidated
                            Financial Statements

Notes to the Unaudited Condensed Consolidated Financial Statements
------------------------------------------------------------------

Note 1 - Basis of Presentation
------------------------------

     The unaudited condensed consolidated financial statements of Engelhard Corporation and subsidiaries (the "Company") contain all adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Annual Report to Shareholders. Certain prior-year amounts have been reclassified to conform with the current-year presentation.

Note 2 - Inventories
--------------------

Inventories consist of the following (in thousands):

                                          March 31, 2000      December 31, 1999
                                          --------------      -----------------

Raw materials ...........................    $ 85,802             $ 84,165
Work in process .........................      57,190               52,954
Finished goods ..........................     208,743              195,731
Precious metals .........................      26,282               26,303
                                             --------             --------
Total inventories .......................    $378,017             $359,153
                                             ========             ========

     All precious metals included in inventories are stated at LIFO cost. The market value of the precious metals inventories exceeded cost by $170.6 million and $115.3 million at March 31, 2000 and December 31, 1999, respectively.

Note 3 - Comprehensive Income
-----------------------------

Comprehensive income is summarized as follows (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                         ---------------------
                                                           2000         1999
                                                         --------     --------
Net earnings .........................................   $58,041      $40,543
Other comprehensive loss:
   Foreign currency translation adjustment ...........   (13,298)      (1,759)
                                                         --------     --------
Comprehensive income .................................   $44,743      $38,784
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

Note 4 - Earnings Per Share
---------------------------

The following table represents the computation of basic and diluted earnings per share:

                                                  Three Months Ended
                                                       March 31,
                                                ----------------------
(in thousands, except per share data)             2000         1999
-------------------------------------           --------     --------

Basic EPS Computation
---------------------
Net earnings applicable to common shares        $ 58,041     $ 40,543
                                                --------     --------
Average number of shares outstanding-basic       126,100      143,481
                                                --------     --------
Basic earnings per share                        $   0.46     $   0.28
                                                ========     ========

Diluted EPS Computation
-----------------------
Net earnings applicable to common shares        $ 58,041     $ 40,543
                                                --------     --------
Average number of shares outstanding-basic       126,100      143,481
Effect of dilutive stock options                     188          625
Effect of Rabbi Trust                              1,331        1,335
                                                --------     --------
Total number of shares outstanding-diluted       127,619      145,441
                                                --------     --------
Diluted earnings per share                      $   0.45     $   0.28
                                                ========     ========

Note 5 - Disposal of Investments and Land
-----------------------------------------

     In the first quarter of 2000, the Company recorded an impairment charge of $6.0 million associated with the divestiture of the International Dioxide, Inc. ("IDI") business unit. The $6.0 million charge ($3.7 million after-tax or $0.03 per share on a diluted basis) was recorded in "gain/(loss) on disposal of investments and land" in the Company's "Condensed Consolidated Statements of Earnings". This impairment charge was recorded as the contracted selling price from the eventual buyer was less than the carrying value of IDI at March 31, 2000. The Company sold IDI in April 2000 and the net cash proceeds received of $4.5 million approximated the adjusted carrying value. In 1999, IDI had annual sales of approximately $10.4 million and was reported in the Company's "All Other" segment.

Note 6 - Other Matters
----------------------

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

     The Company is involved in a value-added tax dispute in Peru, which Management believes has a maximum financial exposure of approximately $30 million. On December 2, 1999, Engelhard Peru, S.A., a wholly owned subsidiary, was denied refund claims of approximately $27 million. The Peruvian tax authority also determined that Engelhard Peru, S.A. is liable for approximately $69 million in refunds previously paid, fines and interest. Engelhard Peru, S.A. is contesting these determinations vigorously, and Management believes, based on consultation with counsel, that Engelhard Peru, S.A. is entitled to all refunds claimed and is not liable for these additional taxes, fines or interest. However, even if the matter is subsequently resolved against Engelhard Peru, S.A., Management believes the maximum financial exposure is limited to the aggregate value of all assets of Engelhard Peru, S.A., including unpaid refunds, which is approximately $30 million.

          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
-------   ---------------------------------------------

                              Results of Operations
                              ---------------------

Comparison of the First Quarter of 2000
with the First Quarter of 1999
---------------------------------------

     Net earnings increased 43% to $58.0 million in the first quarter of 2000 from $40.5 million in the same period of 1999. Operating earnings for the first quarter of 2000 increased 44% to $97.6 million from $67.6 million in the same period of 1999. Four of the Company's five reportable segments reported increased operating earnings, led by particularly strong results from the Industrial Commodities Management and Environmental Technologies segments.

     The effective tax rate was 31.5% in the first quarter of 2000 compared with 30.5% for the same period last year. The higher effective rate was primarily due to a shift in the geographic mix of earnings and a changing product slate.

     The Company's share of earnings from affiliates was $10.0 million for the first quarter of 2000 compared with $3.7 million for the same period in 1999. The increase was primarily due to higher equity earnings from Engelhard-CLAL, a precious-metal-fabrication joint venture. Engelhard-CLAL's earnings included a gain of $3.8 million related to the partial liquidation of precious metal inventories. Higher equity earnings were also reported for Heesung Engelhard, an environmental catalyst joint venture and N.E. Chemcat Corporation, a 38.8% owned publicly traded Japanese Corporation that is a leading producer of automotive and chemical catalysts.

     Higher net interest expense was primarily due to increased borrowings related to a major share repurchase in May 1999 and an increase in interest rates.

     Net sales increased 9% to $1.17 billion in the first quarter of 2000 from $1.07 billion for the same period in 1999. The Environmental Technologies, Process Technologies, Specialty Pigments and Additives, and Industrial Commodities Management segments reported higher sales, which more than offset slightly lower sales from the Paper Pigments and Additives segment. Sales reported in the "All Other" segment decreased primarily as the Company sold its metal plating business in the second quarter of 1999.

Environmental Technologies
--------------------------

     Operating earnings increased 26% to $32.9 million in the first quarter of 2000 from $26.1 million in the same period of 1999. Net sales for the first quarter of 2000 increased 7% to $159.2 million from $148.2 million in the same period of 1999.

     The majority of this segment's sales and operating earnings are derived from technologies to control pollution from mobile sources, including gasoline and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles. Earnings increased primarily in both North America and Europe from auto-emission catalysts. Earnings in North America increased as a result of increased sales volumes for auto catalysts.

     Earnings also were favorably impacted by strength in the segment's non-automotive markets, primarily from increased sales volumes of heavy-duty diesel-engine retrofits and surface technologies.

     The segment's earnings increases were partially offset by costs related to the start-up of new manufacturing facilities in Brazil and China, plus the expansion of a facility in India.

Process Technologies
--------------------

     Operating earnings increased 7% to $15.5 million in the first quarter of 2000 from $14.4 million in the same period of 1999. Net sales for the first quarter of 2000 increased 3% to $116.0 million from $112.9 million in the same period of 1999.

     The segment had higher earnings primarily due to increased earnings from petroleum catalysts and polypropylene catalysts.

     Earnings from petroleum catalysts increased primarily due to increased sales volumes and reduced costs from supply-chain management initiatives and productivity improvements. Earnings from polypropylene catalysts increased primarily as the business benefited from increased capacity versus the year-ago quarter.

     Earnings from chemical catalysts decreased due to a sales decline related to continued weakness in the chemical industry and the timing of orders.

Specialty Pigments and Additives
--------------------------------

     Operating earnings increased 13% to $15.8 million in the first quarter of 2000 from $13.9 million in the same period of 1999. Net sales for the first quarter of 2000 increased 8% to $94.8 million from $88.0 million in the same period of 1999.

     Earnings increased primarily due to record sales volumes of effect pigments in the industrial and cosmetics segments. In addition, earnings of the color pigments business increased as a result of lower costs due to productivity gains and improved product quality.

Paper Pigments and Additives
----------------------------

     Operating earnings decreased 70% to $2.0 million in the first quarter of 2000 from $6.7 million in the same period of 1999. Net sales of $55.9 million for the first quarter of 2000 were flat from the year-ago quarter.

     Earnings decreased primarily as a result of increased manufacturing costs resulting from a 21-day curtailment of natural gas due to cold weather which required a switch to a more expensive fuel oil, resultant equipment outages, and lower production volume.

Industrial Commodities Management
---------------------------------

     Operating earnings increased 514% to $42.3 million in the first quarter of 2000 from $6.9 million in the same period of 1999. Net sales for the first quarter of 2000 increased 15% to $729.4 million from $636.4 million in the same period of 1999.

     The sales and earnings increases are due to increased demand for platinum group metals, as well as significant higher volatility in platinum group metals in the current year first quarter as compared with lower volatility in the prior year.

                        Financial Condition and Liquidity
                        ---------------------------------

     The Company's current ratio was 1.0 at March 31, 2000 and December 31, 1999. The Company's total-debt-to-total-capital ratio decreased to 54% at March 31, 2000 from 55% at December 31, 1999, due to decreased short-term and long-term borrowings. In addition, the Company's cash balance increased $7.3 million to $61.7 million at March 31, 2000 from $54.4 million at December 31, 1999.

     The variance in cash flows from operating activities and financing activities primarily occurred in the Industrial Commodities Management segment and reflects changes in metal positions used to facilitate requirements of the Company, its customers and suppliers. The nature of the Industrial Commodities Management business can result in significant fluctuations in cash flow.

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

                           Part II - OTHER INFORMATION
                           ---------------------------

Item 4.   Results of Matters to a Vote of Security Holders
-------   ------------------------------------------------
(a) The Company's Annual Meeting of the Shareholders was held on Thursday, May 4, 2000.

(b)       Results of votes of security holders.

1.   Election of Directors             For               Withheld
     ---------------------             ---               --------
     Marion H. Antonini            124,692,781           1,432,664
     Henry R. Slack                124,668,623           1,456,822
     Douglas G. Watson             124,696,535           1,428,910

2.   Appointment of Arthur Andersen LLP as Independent Public
     Accountants.

         For            Against         Abstain
         ---            -------         -------
     125,634,468        135,756         355,221


Item 6.  Exhibits and Reports on Form 8-K                                 Pages
-------  --------------------------------                                 -----

(a)(10)  Material Contracts.                                              15-16

         (a) Severance Letter Compilation for Thomas P. Fitzpatrick.

   (12)  Computation of the Ratio of Earnings to Fixed Charges            17-18

(b)      In a report on Form 8-K filed with the Securities and
         Exchange Commission on February 22, 2000, the
         Company reported that it changed it's certifying
         Accountant.                                                        *




*  Incorporated by reference as indicated.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ENGELHARD CORPORATION
                                         -----------------------------
                                                  (Registrant)





Date       May 12, 2000                   /s/ Orin R. Smith
        ---------------------            -----------------------------
                                              Orin R. Smith
                                              Chairman and Chief
                                              Executive Officer






Date       May 12, 2000                   /s/ Michael A. Sperduto
       ----------------------            -----------------------------
                                              Michael A. Sperduto
                                              Chief Accounting
                                              Officer

                                 EXHIBIT (10)(a)

                                SEVERANCE LETTER
                                 COMPILATION FOR
                              THOMAS P. FITZPATRICK

                        Severance Letter Compilation for
                             Thomas P. Fitzpatrick


Dear Tom:

     It is with regret that Engelhard accepts your resignation as an employee and officer of the Company effective as of the close of business February 18, 2000.

     In recognition of your services to Engelhard and contingent on the proper and timely execution and return by you of the attached General Release and Waiver of Rights (the "Release") and you not revoking the Release Engelhard will:

     1. On or before May 15, 2000 pay you $438,000 less withholding for taxes and other applicable deductions.

     2. On or before May 15, 2000 transfer or cause to be transferred to you title to the Company vehicle currently assigned to you. You will be responsible for any income tax consequences to you of such transfer.

     3. Reasonably promptly, but in no event later than the first meeting of the Board of Directors of the Company following Engelhard's receipt of the Release properly and timely executed by you, Engelhard will request the Board of Directors of the Company to deem you to have terminated employment by reason of retirement under the Key Employees Stock Bonus Plan of Engelhard Corporation and the Engelhard Corporation Stock Option Plan of 1991. Under the current terms of the Key Employees Stock Bonus Plan of Engelhard Corporation, Common Stock granted to the retiree shall become vested in full upon such retirement; under the current terms of the Engelhard Corporation Stock Option Plan of 1991, stock options granted under the plan to the retiree shall become exercisable in full upon such retirement and may be exercised by the retiree during the period ending on the tenth anniversary of the date of the grant. You will be responsible for any income tax consequences to you if the Board of Directors of the Company approves Engelhard's request.

      The above actions by Engelhard are contingent on you returning to me by May 1, 2000 the Release, properly signed and notarized, and not revoking the Release. By returning the signed and notarized Release you acknowledge that you had at least twenty-one (21) days in which to consider and sign the Release. You also have seven (7) days from the date that you sign the Release in which to revoke your decision. You are advised to consult with an attorney before making your decision, and review with the attorney the Release and this letter.

     If you have any questions regarding the Release or this letter, please feel free to contact me. We regret your decision to leave Engelhard and wish you well.


Yours sincerely,

Engelhard Corporation

                                   EXHIBIT 12


              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
              -----------------------------------------------------


                                               ENGELHARD CORPORATION
                               COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                                               (Dollars in Thousands)
                                                    (Unaudited)

                                     Three Months Ended
                                          March 31,                             Years Ended December 31,
                                     ------------------   -----------------------------------------------------------------
                                           2000              1999        1998         1997         1996         1995
                                           ----              ----        ----         ----         ----         ----

Earnings from continuing operations
before provision for income taxes        $84,732          $284,118    $260,563      $ 85,812     $209,955     $185,312

Add/(deduct)

   Portion of rents representative
   of the interest factor                  1,750             7,000       3,500         3,000        3,900        4,700

   Interest on indebtedness               16,880            56,555      58,887        52,776       45,009       31,326

   Equity dividends                            -             2,431       2,022         3,803        2,515        3,411

   Equity in (earnings) losses
   of affiliates                         (10,000)          (16,266)    (10,077)       47,833        5,008         (695)
                                         --------         ---------   ---------     --------     --------     ---------

   Earnings, as adjusted                 $93,362          $333,838    $314,895      $193,224     $266,387     $224,054
                                         ========         =========   =========     ========     ========     =========

Fixed Charges

   Portion of rents representative
   of the interest factor                $ 1,750          $  7,000    $  3,500      $  3,000     $  3,900     $  4,700

   Interest on indebtedness               16,880            56,555      58,887        52,776       45,009       31,326

   Capitalized interest                      971             2,580       1,897           651          875          784
                                         --------         ---------   ---------     --------      --------     --------

   Fixed charges                         $19,601          $ 66,135    $ 64,284      $ 56,427     $ 49,784     $ 36,810
                                         ========         =========   =========     ========      ========     ========

Ratio of Earnings to Fixed Charges          4.76              5.05        4.90          3.42 (a)     5.35         6.09
                                         ========         =========   =========     ========      ========     ========


(a)  Earnings in 1997 were negatively impacted by special and other charges of $149.6 million for a variety of events.
     Without such charges the ratio of earnings to fixed charges would have been 5.28.


                                       18