Form 10-Q
period 2000-06-30
ENGELHARD CORP
filed 2000-08-11
CIK 352947

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

                   For the quarterly period ended June 30, 2000
                                       OR
           ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  ------------------------------------------------

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

                            Yes   X       No
                                 ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                        Outstanding at July 31, 2000
---------------------                        ----------------------------
    $1 par value                                      127,698,861

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              ENGELHARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (Thousands, except per share data)
                                   (Unaudited)

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                               ------------------------  ----------------------
                                   2000        1999         2000        1999
                               -----------  -----------  ----------  ----------
Net sales .................... $1,397,850   $1,202,732   $2,562,975  $2,275,966
Cost of sales ................  1,213,820    1,030,403    2,186,920   1,958,483
                               -----------  -----------  ----------  ----------

     Gross profit ............    184,030      172,329      376,055     317,483

Selling, administrative and
  other expenses .............     85,086       85,335      179,499     162,930
                               -----------  -----------   ---------   ---------

     Operating earnings ......     98,944       86,994      196,556     154,553

Equity in earnings of
  affiliates .................      4,397        4,128       14,397       7,803
Gain/(loss) on disposal of
  investments and land .......          -        4,660       (6,000)      5,680
Interest expense, net ........    (15,986)     (14,946)     (32,866)    (28,865)
                               -----------  -----------   ---------   ---------

     Earnings before income        87,355       80,836      172,087     139,171
       taxes .................
                                   27,516       24,655       54,207      42,447
Income tax expense ........... -----------  -----------   ---------   ---------


     Net earnings ............ $   59,839   $   56,181    $ 117,880   $  96,724
                               ===========  ===========   =========   =========

Basic earnings per share ..... $     0.47   $     0.42    $    0.93   $    0.70
                               ===========  ===========   =========   =========

Diluted earnings per share ... $     0.47   $     0.41    $    0.92   $    0.69
                               ===========  ===========   =========   =========

Cash dividends paid per share  $     0.10   $     0.10    $    0.20   $    0.20
                               ===========  ===========   =========   =========
Average number of shares
  outstanding - Basic ........    126,291      134,717      126,195     139,075
                               ===========  ===========   =========   =========
Average number of shares
  outstanding - Diluted ......    128,157      136,991      127,962     141,167
                               ===========  ===========   =========   =========
Actual number of shares
  outstanding ................    126,304      125,835      126,304     125,835
                               ===========  ===========   =========   =========

       See the Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

                              ENGELHARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)




                                                      June 30,    December 31,
                                                        2000          1999
                                                    ------------  ------------

Cash .............................................   $   36,841    $   54,375
Receivables, net..................................      453,836       394,338
Committed metal positions ........................      566,373       467,768
Inventories ......................................      376,447       359,153
Other current assets .............................      122,365       121,672
                                                     ----------    ----------
       Total current assets ......................    1,555,862     1,397,306

Investments ......................................      202,873       182,184
Property, plant and equipment, net ...............      855,577       871,900
Intangible assets, net ...........................      310,423       325,544
Other noncurrent assets ..........................      122,633       143,590
                                                     ----------    ----------
       Total assets ..............................   $3,047,368    $2,920,524
                                                     ==========    ==========


Short-term borrowings ............................   $  411,712    $  452,029
Accounts payable .................................      193,702       246,016
Hedged metal obligations .........................      599,762       497,800
Other current liabilities ........................      298,846       268,978
                                                     ----------    ----------
       Total current liabilities .................    1,504,022     1,464,823

Long-term debt ...................................      496,937       499,466
Other noncurrent liabilities .....................      185,189       191,845
Shareholders' equity .............................      861,220       764,390
                                                     ----------    ----------
       Total liabilities and
         shareholders' equity ....................   $3,047,368    $2,920,524
                                                     ==========    ==========




     See the Accompanying Notes to the Unaudited Condensed Consolidated
                            Financial Statements

                              ENGELHARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                              2000       1999
                                                           ---------   --------
Cash flows from operating activities
     Net earnings ........................................ $117,880    $ 96,724
     Adjustments to reconcile net earnings to net cash
     provided by operating activities
          Depreciation and depletion .....................   51,684      47,795
          Amortization of intangible assets ..............    5,478       6,492
          Loss/(gain) on disposal of investments and land.    6,000      (5,680)
          Equity results, net of dividends ...............  (11,430)     (5,759)
          Net change in assets and liabilities
               Metal related .............................  (47,520)     14,998
               All other .................................  (77,758)    (54,500)
                                                           ---------   ---------
          Net cash provided by operating activities.......   44,334     100,070
                                                           ---------   ---------
Cash flows from investing activities
     Capital expenditures ................................  (44,278)    (38,998)
     Proceeds from disposal of investments and land.......   11,000       7,537
     Acquisitions and other investments ..................   (5,000)       (548)
     Other ...............................................       29         151
                                                           ---------   ---------
          Net cash used in investing activities ..........  (38,249)    (31,858)
                                                           ---------   ---------

Cash flows from financing activities
     (Decrease)/increase in short-term borrowings.........  (40,317)    330,131
     Increase/(decrease) in hedged metal obligations......   44,042     (71,251)
     Proceeds from issuance of long-term debt ............        -         314
     Repayment of long-term debt .........................   (2,531)          -
     Purchase of treasury stock ..........................        -    (296,076)
     Stock bonus and option plan transactions ............    2,747       6,285
     Dividends paid ......................................  (25,525)    (27,206)
                                                           ---------   ---------
          Net cash used in financing activities...........  (21,584)    (57,803)

Effect of exchange rate changes on cash ..................   (2,035)       (145)
                                                           ---------   ---------
          Net (decrease)/increase in cash ................  (17,534)     10,264
          Cash at beginning of year ......................   54,375      22,339
                                                           ---------   ---------

          Cash at end of period........................... $ 36,841    $ 32,603
                                                           =========   =========


     See the Accompanying Notes to the Unaudited Condensed Consolidated
                             Financial Statements

                              ENGELHARD CORPORATION
                          BUSINESS SEGMENT INFORMATION
                                   (Thousands)
                                   (Unaudited)


                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                -----------------------  -----------------------
                                     2000        1999        2000        1999
Net Sales                       ------------ ----------  -----------  ----------
 Environmental Technologies ..  $  169,390  $  151,502   $  328,569  $  299,705
 Process Technologies ........     126,476     125,947      242,504     238,800
 Specialty Pigments and
   Additives .................      96,690      94,951      191,467     182,983
 Paper Pigments and Additives.      58,736      60,164      114,639     116,092
 Industrial Commodities
   Management ................     939,138     745,549    1,668,504   1,381,967
                                ----------- -----------  ----------- -----------
       Reportable segments ...   1,390,430   1,178,113    2,545,683   2,219,547

 All other ...................       7,420      24,619       17,292      56,419
                                ----------- -----------  ----------- -----------
                                $1,397,850  $1,202,732   $2,562,975  $2,275,966
                                =========== ===========  =========== ===========

Operating Earnings
 Environmental Technologies ... $   32,979  $   29,852   $   65,829  $   55,985
 Process Technologies .........     19,487      19,528       34,938      33,953
 Specialty Pigments and
   Additives ..................     20,121      17,343       35,873      31,240
 Paper Pigments and Additives..      3,387       9,130        5,429      15,853
 Industrial Commodities
   Management .................     21,005      13,306       63,333      20,197
                                ----------- -----------  ----------- -----------
       Reportable segments ...      96,979      89,159      205,402     157,228

  All other ...................      1,965      (2,165)      (8,846)     (2,675)
                                ----------- -----------  ----------- -----------
                                    98,944      86,994      196,556     154,553

Equity in earnings of
  affiliates .................       4,397       4,128       14,397       7,803
Gain/(loss) on disposal of
  investments and land .......           -       4,660       (6,000)      5,680
Interest expense, net ........     (15,986)    (14,946)     (32,866)    (28,865)
                                ----------- -----------  ----------- -----------
       Earnings before income
         taxes ...............  $   87,355  $   80,836   $  172,087  $  139,171

Income tax expense ...........      27,516      24,655       54,207      42,447
                                ----------- -----------  ----------- -----------
       Net earnings ..........  $   59,839  $   56,181   $  117,880  $   96,724
                                =========== ===========  =========== ===========


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

Note 2 - Inventories
--------------------

Inventories consist of the following (in thousands):

                                          June 30, 2000      December 31, 1999
                                          --------------      -----------------

Raw materials ...........................    $ 86,379             $ 84,165
Work in process .........................      63,812               52,954
Finished goods ..........................     199,944              195,731
Precious metals .........................      26,312               26,303
                                             --------             --------
Total inventories .......................    $376,447             $359,153
                                             ========             ========

     All precious metals included in inventories are stated at LIFO cost. The market value of the precious metals inventories exceeded cost by $205.3 million and $115.3 million at June 30, 2000 and December 31, 1999, respectively.

Note 3 - Comprehensive Income
-----------------------------

Comprehensive income is summarized as follows (in thousands):

                                  Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                                  ------------------    ----------------------
                                   2000       1999         2000         1999
                                  --------  -------     ---------     --------
Net earnings .................    $59,839   $56,181     $117,880      $96,724
Other comprehensive income/(loss):
   Foreign currency
    translation adjustment         12,380   (12,871)        (918)     (14,630)
                                  -------   -------     ---------     --------
Comprehensive income .........    $72,219   $43,310     $116,962      $82,094
                                  =======   =======     =========     ========

     No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations.

Note 4 - Earnings Per Share
---------------------------

The following table represents the computation of basic and diluted earnings per share:


                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       ------------------    ----------------
(in thousands, except per share data)    2000      1999       2000      1999
-------------------------------------  --------  --------   --------  --------

Basic EPS Computation
---------------------
Net earnings applicable to common
  shares                               $ 59,839  $ 56,181   $117,880  $ 96,724
                                       --------  --------   --------  --------
Average number of shares
 outstanding - basic                    126,291   134,717    126,195   139,075
                                       --------  --------   --------  --------
Basic earnings per share               $   0.47  $   0.42   $   0.93  $   0.70
                                       ========  ========   ========  ========

Diluted EPS Computation
-----------------------
Net earnings applicable to common
  shares                               $ 59,839  $ 56,181   $117,880  $ 96,724
                                       --------  --------   --------  --------
Average number of shares
 outstanding - basic                    126,291   134,717    126,195   139,075
Effect of dilutive stock options
 and other incentives                       511       939        412       757
Effect of Rabbi Trust                     1,355     1,335      1,355     1,335
                                       --------  --------   --------  --------
Average number of shares
 outstanding-diluted                    128,157   136,991    127,962   141,167
                                       --------  --------   --------  --------
Diluted earnings per share             $   0.47  $   0.41   $   0.92  $   0.69
                                       ========  ========   ========  ========

Note 5 - Other Matters
----------------------

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

     The Company and certain of its present and former officers have agreed to a Stipulation of Settlement ("Stipulation") of a class action filed in November 1995 that alleged misstatements and omissions in connection with press releases issued in 1995 concerning the Company's PremAir catalyst systems. In the settlement, which was approved by the Court on December 8, 1998 and finalized in May 2000, in exchange for the dismissal of the complaint against all defendants, the Company paid $5.5 million of a total settlement amount of $16.6 million. The balance of the settlement amount was paid by insurance carried by the Company for such purposes. This matter did not have a material adverse effect on the operating results of the Company.

          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
-------   ---------------------------------------------

                              Results of Operations
                              ---------------------

Comparison of the Second Quarter of 2000
with the Second Quarter of 1999
----------------------------------------

     Net earnings increased 7% to $59.8 million in the second quarter of 2000 from $56.2 million in the same period of 1999. Operating earnings for the second quarter of 2000 increased 14% to $98.9 million from $87.0 million in the same period of 1999. Higher operating earnings from three reportable segments -- Environmental Technologies, Specialty Pigments and Additives and Industrial Commodities Management -- were partially offset by significantly lower operating earnings from the Paper Pigments and Additives segment. Operating earnings from the Process Technologies segment were essentially flat from the year-ago quarter.

     The effective tax rate was 31.5% in the second quarter of 2000 compared with 30.5% for the same period last year. The higher effective rate was primarily due to a shift in the geographic mix of earnings and a changing product slate.

     The Company's share of earnings from affiliates was $4.4 million for the second quarter of 2000 compared with $4.1 million for the same period in 1999. Higher equity earnings were primarily from Engelhard-CLAL, a precious-metal-fabrication joint venture.

     Net interest expense increased 7% to $16.0 million in the second quarter of 2000 from $14.9 million in the same period of 1999. Higher net interest expense was primarily due to an increase in interest rates.

     Net sales increased 16% to $1.4 billion in the second quarter of 2000 from $1.2 billion for the same period in 1999. The Environmental Technologies, Specialty Pigments and Additives, and Industrial Commodities Management segments reported higher sales, which more than offset lower sales from the Paper Pigments and Additives segment. Sales from the Process Technologies segment were essentially flat from the year-ago quarter. Sales reported in the "All Other" segment decreased primarily as the Company sold its metal plating business in the second quarter of 1999.

Environmental Technologies
--------------------------

     Operating earnings increased 10% to $33.0 million in the second quarter of 2000 from $29.9 million in the same period of 1999. Net sales for the second quarter of 2000 increased 12% to $169.4 million from $151.5 million in the same period of 1999.

     The majority of this segment's sales and operating earnings are derived from technologies to control pollution from mobile sources, including gasoline and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles. Earnings increased in North America, primarily as a result of increased volumes for auto-emission catalysts.

     Sales in the segment's non-automotive markets increased due to higher volumes of heavy-duty diesel-engine retrofits and surface technologies. Earnings in the non-automotive markets declined slightly as the effect of higher volumes was offset by higher research and administrative costs.


Process Technologies
--------------------

     Operating earnings of $19.5 million and net sales of $126.5 million for the second quarter of 2000 were essentially flat compared with the year-ago quarter.

     Earnings growth from petroleum catalysts and polypropylene catalysts was offset by a decline in earnings from chemical catalysts.

     Earnings from petroleum catalysts and polypropylene catalysts increased primarily due to a favorable product mix and reduced operating costs. Earnings from polypropylene catalysts were also favorably impacted as the business benefited from increased capacity versus the year-ago quarter.

     Earnings from chemical catalysts decreased primarily due to an unfavorable product mix. Sales of chemical catalysts were flat compared with the year-ago quarter, as some orders were delayed into the second half of the year.

Specialty Pigments and Additives
--------------------------------

     Operating earnings increased 16% to $20.1 million in the second quarter of 2000 from $17.3 million in the same period of 1999. Net sales for the second quarter of 2000 increased 2% to $96.7 million from $95.0 million in the same period of 1999.

     Earnings increased primarily due to increased volumes of effect pigments to industrial and cosmetics markets. In addition, earnings of specialty kaolin-based products increased as a result of increased volumes and decreased manufacturing costs. Lower production costs of color pigments also had a favorable impact on earnings.

Paper Pigments and Additives
----------------------------

     Operating earnings decreased 63% to $3.4 million in the second quarter of 2000 from $9.1 million in the same period of 1999. Net sales for the second quarter of 2000 decreased 2% to $58.7 million from $60.2 million in the same period of 1999.

     Earnings decreased in spite of increased volumes as a result of significantly higher natural gas costs, an unfavorable price mix and reduced inventories.

Industrial Commodities Management
---------------------------------

     Operating earnings increased 58% to $21.0 million in the second quarter of 2000 from $13.3 million in the same period of 1999. Net sales for the second quarter of 2000 increased 26% to $939.1 million from $745.5 million in the same period of 1999.

     The sales increase resulted from higher prices and the continued strong demand for platinum group metals. The operating earnings increase resulted from significantly higher volatility in platinum group metals.


Comparison of the First Six Months of 2000
with the First Six Months of 1999
------------------------------------------

     Net earnings increased 22% to $117.9 million in the first six months of 2000 from $96.7 million in the same period of 1999. Operating earnings for the first six months of 2000 increased 27% to $196.6 million from $154.6 million in the same period of 1999. Four of the Company's five reportable segments reported increased operating earnings, led by particularly strong results from the Environmental Technologies, Specialty Pigments and Additives, and Industrial Commodities Management segments.

     The effective tax rate was 31.5% in the first six months of 2000 compared with 30.5% for the same period last year. The higher effective rate was primarily due to a shift in the geographic mix of earnings and a changing product slate.

     The Company's share of earnings from affiliates was $14.4 million for the first six months of 2000 compared with $7.8 million for the same period in 1999. The increase was primarily due to higher equity earnings from Engelhard-CLAL, a precious-metal-fabrication joint venture. The Company's share of earnings from Engelhard-CLAL included a gain of $6.7 million related to the partial liquidation of precious metal inventories. Higher equity earnings were also reported for Heesung Engelhard, an environmental catalyst joint venture.

     Net interest expense increased 14% to $32.9 million for the first six months of 2000 from $28.9 million for the same period in 1999. Higher net interest expense was primarily due to increased borrowings related to a major share repurchase in May 1999 and an increase in interest rates.

     Net sales increased 13% to $2.6 billion in the first six months of 2000 from $2.3 billion in the same period in 1999. Four of the Company's five reportable segments reported increased sales, led by particularly strong results from the Environmental Technologies and Industrial Commodities Management segments. Sales reported in the "All Other" segment decreased primarily as the Company sold its metal plating business in the second quarter of 1999.

Environmental Technologies
--------------------------

     Operating earnings increased 18% to $65.8 million in the first six months of 2000 from $56.0 million in the same period of 1999. Net sales for the first six months of 2000 increased 10% to $328.6 million from $299.7 million in the same period of 1999.

     The majority of this segment's sales and operating earnings are derived from technologies to control pollution from mobile sources, including gasoline and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles. Earnings increased primarily from strength in auto-emission catalysts in both North America and Europe.

     Earnings also were favorably impacted by strength in the segment's non-automotive markets, primarily from increased volumes of heavy-duty diesel-engine retrofits and surface technologies.

     The segment's earnings increases were partially offset by costs related to the start-up of new manufacturing facilities in Brazil and China, plus the expansion of a facility in India.

Process Technologies
--------------------

     Operating earnings increased 3% to $34.9 million in the first six months of 2000 from $34.0 million in the same period of 1999. Net sales for the first six months of 2000 increased 2% to $242.5 million from $238.8 million in the same period of 1999.

     Earnings growth from petroleum catalysts and polypropylene catalysts was offset by a decline in earnings from chemical catalysts.

     Earnings from petroleum catalysts increased primarily due to increased volumes and reduced costs from supply-chain-management initiatives and productivity improvements. Earnings from polypropylene catalysts increased primarily from a favorable product mix, reduced operating costs and increased capacity versus the year-ago period.

     Earnings from chemical catalysts decreased due to a sales decline related to continued weakness in the chemical industry and the timing of orders. In addition, earnings were negatively impacted by an unfavorable product mix and an unfavorable foreign currency translation.

Specialty Pigments and Additives
--------------------------------

     Operating earnings increased 15% to $35.9 million in the first six months of 2000 from $31.2 million in the same period of 1999. Net sales for the first six months of 2000 increased 5% to $191.5 million from $183.0 million in the same period of 1999.

     Earnings increased primarily due to increased volumes of effect pigments to industrial and cosmetics markets. In addition, earnings of specialty kaolin-based products and specialty film products increased as a result of increased volumes. Lower production costs of color pigments also had a favorable impact on earnings.

Paper Pigments and Additives
----------------------------

     Operating earnings decreased 66% to $5.4 million in the first six months of 2000 from $15.9 million in the same period of 1999. Net sales for the first six months of 2000 decreased slightly to $114.6 million from $116.1 million in the same period of 1999.

     Earnings decreased primarily as a result of significantly higher natural gas costs, an unfavorable price mix, reduced inventories and increased manufacturing costs resulting from a 21-day curtailment of natural gas due to cold weather that required a switch to a more expensive fuel oil.

Industrial Commodities Management
---------------------------------

     Operating earnings increased 214% to $63.3 million in the first six months of 2000 from $20.2 million in the same period of 1999. Net sales for the first six months of 2000 increased 21% to $1.7 billion from $1.4 billion in the same period of 1999.

     The sales increase resulted from higher prices and the continued strong demand for platinum group metals. The operating earnings increase resulted from significantly higher volatility in platinum group metals.


                        Financial Condition and Liquidity
                        ---------------------------------

     The Company's current ratio was 1.0 at June 30, 2000 and December 31, 1999. The Company's total-debt-to-total-capital ratio decreased to 51% at June 30, 2000 from 55% at December 31, 1999, due to decreased short-term and long-term borrowings and increased retained earnings.

     The variance in cash flows from operating activities and financing activities primarily occurred in the Industrial Commodities Management segment and reflects changes in metal positions used to facilitate requirements of the Company, its customers and suppliers. Cash flows from operating activities were negatively impacted by higher receivables related to increased prices of platinum group metals. In addition, the variance in cash flows from financing activities was impacted by increased short-term borrowings to fund a major share repurchase in May 1999. The nature of the Industrial Commodities Management business can result in significant fluctuations in cash flow.

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

                          Part II - OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                 Pages
-------  --------------------------------                                 -----

(a)(12)  Computation of the Ratio of Earnings to Fixed Charges            17-18

(b) There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

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





Date       August 11, 2000                   /s/ Orin R. Smith
        ---------------------            -----------------------------
                                              Orin R. Smith
                                              Chairman and Chief
                                              Executive Officer






Date       August 11, 2000                   /s/ Michael A. Sperduto
       ----------------------            -----------------------------
                                              Michael A. Sperduto
                                              Chief Accounting
                                              Officer

                                   EXHIBIT 12


              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
              -----------------------------------------------------


                                               ENGELHARD CORPORATION
                               COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                                               (Dollars in Thousands)
                                                    (Unaudited)

                                     Six Months Ended
                                          June 30,                              Years Ended December 31,
                                     ------------------   -----------------------------------------------------------------
                                           2000              1999        1998         1997         1996         1995
                                           ----              ----        ----         ----         ----         ----
                                           >

Earnings from continuing operations
before provision for income taxes       $172,087          $284,118    $260,563      $ 85,812     $209,955     $185,312

Add/(deduct)

   Portion of rents representative
   of the interest factor                  3,500             7,000       3,500         3,000        3,900        4,700

   Interest on indebtedness               32,866            56,555      58,887        52,776       45,009       31,326

   Equity dividends                        2,966             2,431       2,022         3,803        2,515        3,411

   Equity in (earnings) losses
   of affiliates                         (14,397)          (16,266)    (10,077)       47,833        5,008         (695)
                                        ---------         ---------   ---------     --------     --------     ---------

   Earnings, as adjusted                $197,022          $333,838    $314,895      $193,224     $266,387     $224,054
                                        =========         =========   =========     ========     ========     =========

Fixed Charges

   Portion of rents representative
   of the interest factor                $ 3,500          $  7,000    $  3,500      $  3,000     $  3,900     $  4,700

   Interest on indebtedness               32,866            56,555      58,887        52,776       45,009       31,326

   Capitalized interest                    1,942             2,580       1,897           651          875          784
                                         --------         ---------   ---------     --------      --------     --------

   Fixed charges                         $38,308          $ 66,135    $ 64,284      $ 56,427     $ 49,784     $ 36,810
                                         ========         =========   =========     ========      ========     ========

Ratio of Earnings to Fixed Charges          5.14              5.05        4.90          3.42 (a)     5.35         6.09
                                         ========         =========   =========     ========      ========     ========


(a)  Earnings in 1997 were negatively impacted by special and other charges of $149.6 million for a variety of events.
     Without such charges the ratio of earnings to fixed charges would have been 5.28.


                                       18