Form 10-Q
period 2000-09-30
ENGELHARD CORP
filed 2000-11-13
CIK 352947

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

                   For the quarterly period ended September 30, 2000
                                       OR
           ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  ------------------------------------------------

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

                            Yes   X       No
                                 ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                        Outstanding at October 31, 2000
---------------------                        -------------------------------
    $1 par value                                      127,779,536

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              ENGELHARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (Thousands, except per share data)
                                   (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                               ------------------------  ----------------------
                                   2000        1999         2000        1999
                               -----------  -----------  ----------  ----------
Net sales .................... $1,374,350   $1,016,242   $3,937,325  $3,292,209
Cost of sales ................  1,207,698      865,665    3,394,618   2,824,149
                               -----------  -----------  ----------  ----------

     Gross profit ............    166,652      150,577      542,707     468,060

Selling, administrative and
  other expenses .............     79,308       69,428      258,807     232,358
                               -----------  -----------   ---------   ---------

     Operating earnings ......     87,344       81,149      283,900     235,702

Equity in earnings of
  affiliates .................      5,031        4,192       19,428      11,995
Gain/(loss) on disposal of
  investments and land .......        170        2,911       (5,830)      8,592
Interest expense, net ........    (15,001)     (14,869)     (47,867)    (43,735)
                               -----------  -----------   ----------  ----------

     Earnings before income
       taxes .................     77,544       73,383      249,631     212,554

Income tax expense ...........     26,210       22,382       80,417      64,829
                               -----------  -----------   ----------  ----------

     Net earnings ............ $   51,334   $   51,001    $ 169,214   $ 147,725
                               ===========  ===========   ==========  ==========

Basic earnings per share ..... $     0.41   $     0.41    $    1.34   $    1.10
                               ===========  ===========   ==========  ==========

Diluted earnings per share ... $     0.40   $     0.40    $    1.32   $    1.08
                               ===========  ===========  =========== ===========

Cash dividends per share       $     0.10   $     0.10    $    0.30   $    0.30
                               ===========  ===========  =========== ===========
Average number of shares
  outstanding - Basic ........    126,451      125,921      126,281     134,642
                               ===========  ===========  =========== ===========
Average number of shares
  outstanding - Diluted ......    128,368      128,592      127,983     136,914
                               ===========  ===========  =========== ===========

       See the Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

                              ENGELHARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)




                                                   September 30,  December 31,
                                                       2000           1999
                                                   ------------   ------------

Cash .............................................  $   35,364     $   54,375
Receivables, net..................................     438,954        394,338
Committed metal positions ........................   1,320,904        467,768
Inventories ......................................     373,736        359,153
Other current assets .............................      98,647        121,672
                                                    ----------     ----------
       Total current assets ......................   2,267,605      1,397,306

Investments ......................................     195,711        182,184
Property, plant and equipment, net ...............     830,558        871,900
Intangible assets, net ...........................     311,617        325,544
Other noncurrent assets ..........................     111,390        143,590
                                                    ----------     ----------
       Total assets ..............................  $3,716,881     $2,920,524
                                                    ==========     ==========


Short-term borrowings ............................  $  521,618     $  452,029
Accounts payable .................................     912,335        246,016
Hedged metal obligations .........................     592,211        497,800
Other current liabilities ........................     281,418        268,978
                                                    ----------     ----------
       Total current liabilities .................   2,307,582      1,464,823

Long-term debt ...................................     322,111        499,466
Other noncurrent liabilities .....................     186,627        191,845
Shareholders' equity .............................     900,561        764,390
                                                    ----------     ----------
       Total liabilities and
         shareholders' equity ....................  $3,716,881     $2,920,524
                                                    ==========     ==========




     See the Accompanying Notes to the Unaudited Condensed Consolidated
                            Financial Statements

                              ENGELHARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                           --------------------
                                                              2000       1999
                                                           ---------   --------
Cash flows from operating activities
     Net earnings ........................................ $169,214   $ 147,725
     Adjustments to reconcile net earnings to net cash
     provided by operating activities
          Depreciation and depletion .....................   77,258      72,519
          Amortization of intangible assets ..............    8,404       9,773
          Loss/(gain) on disposal of investments and land.    5,830      (8,592)
          Equity results, net of dividends ...............  (15,064)     (9,564)
          Net change in assets and liabilities
               Metal related .............................  (84,982)    171,766
               All other .................................  (45,006)    (51,431)
                                                           ---------   ---------

          Net cash provided by operating activities.......  115,654     332,196
                                                           ---------   ---------
Cash flows from investing activities
     Capital expenditures ................................  (76,060)    (61,519)
     Proceeds from disposal of investments and land.......   52,811      10,449
     Acquisitions and other investments ..................  (40,095)     (1,230)
     Other ...............................................        -       2,408
                                                           ---------- ----------

          Net cash used in investing activities ..........  (63,344)    (49,892)
                                                           ---------   ---------

Cash flows from financing activities
     Increase in short-term borrowings....................   19,529     203,673
     Increase/(decrease) in hedged metal obligations......   33,165    (184,192)
     Proceeds from issuance of long-term debt ............        -      45,894
     Repayment of long-term debt ......................... (103,703)     (3,784)
     Purchase of treasury stock ..........................        -    (296,076)
     Stock bonus and option plan transactions ............    7,641      10,732
     Dividends paid ......................................  (25,525)    (39,936)
                                                           ---------   ---------

          Net cash used in financing activities...........  (68,893)   (263,689)

Effect of exchange rate changes on cash ..................   (2,428)     (2,296)
                                                           ---------   ---------
          Net (decrease)/increase in cash ................  (19,011)     16,319
          Cash at beginning of year ......................   54,375      22,339
                                                           ---------   ---------

          Cash at end of period........................... $ 35,364     $38,658
                                                           =========   =========


     See the Accompanying Notes to the Unaudited Condensed Consolidated
                             Financial Statements

                              ENGELHARD CORPORATION
                          BUSINESS SEGMENT INFORMATION
                                   (Thousands)
                                   (Unaudited)


                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                -----------------------  -----------------------
                                     2000        1999        2000        1999
Net Sales                       ------------ ----------  -----------  ----------
 Environmental Technologies ..  $  164,621  $  141,195   $  493,190  $  440,900
 Process Technologies ........     145,877     110,369      388,381     349,169
 Specialty Pigments and
   Additives .................      92,875      91,298      284,342     274,281
 Paper Pigments and Additives.      65,280      61,802      179,919     177,894
 Industrial Commodities
   Management ................     897,286     594,000    2,565,790   1,975,966
                                ----------- -----------  ----------- -----------
       Reportable segments ...   1,365,939     998,664    3,911,622   3,218,210

 All other ...................       8,411      17,578       25,703      73,999
                                ----------- -----------  ----------- -----------
                                $1,374,350  $1,016,242   $3,937,325  $3,292,209
                                =========== ===========  =========== ===========

Operating Earnings
 Environmental Technologies ... $   35,552  $   24,361   $  101,381  $   80,348
 Process Technologies .........     19,495      18,784       54,433      52,736
 Specialty Pigments and
   Additives ..................     17,014      15,145       52,887      46,384
 Paper Pigments and Additives..      5,168       5,228       10,597      21,081
 Industrial Commodities
   Management .................     14,301       9,372       77,634      29,569
                                ----------- -----------  ----------- -----------
       Reportable segments ...      91,530      72,890      296,932     230,118

  All other ...................     (4,186)      8,259      (13,032)      5,584
                                ----------- -----------  ----------- -----------
                                    87,344      81,149      283,900     235,702

Equity in earnings of
  affiliates .................       5,031       4,192       19,428      11,995
Gain/(loss) on disposal of
  investments and land .......         170       2,911       (5,830)      8,592
Interest expense, net ........     (15,001)    (14,869)     (47,867)    (43,735)
                                ----------- -----------  ----------- -----------
       Earnings before income
         taxes ...............  $   77,544  $   73,383   $  249,631  $  212,554

Income tax expense ...........      26,210      22,382       80,417      64,829
                                ----------- -----------  ----------- -----------
       Net earnings ..........  $   51,334  $   51,001   $  169,214  $  147,725
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

Note 2 - Inventories
--------------------

Inventories consist of the following (in thousands):

                                    September 30, 2000      December 31, 1999
                                    ------------------      -----------------

Raw materials .....................      $ 87,741              $ 84,165
Work in process ...................        67,723                52,954
Finished goods ....................       191,533               195,731
Precious metals ...................        26,739                26,303
                                         --------              --------
Total inventories .................      $373,736              $359,153
                                         ========              ========

     All precious metals included in inventories are stated at LIFO cost. The market value of the precious metals inventories exceeded cost by $198.8 million and $115.3 million at September 30, 2000 and December 31, 1999, respectively.

Note 3 - Comprehensive Income
-----------------------------

Comprehensive income is summarized as follows (in thousands):

                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                  ------------------    ----------------------
                                   2000       1999         2000         1999
                                  --------  -------     ---------     --------
Net earnings .................    $51,334   $51,001     $169,214      $147,725
Other comprehensive income/(loss):
   Foreign currency
    translation adjustment         (4,512)   16,116       (5,431)        1,486
                                  -------   -------     ---------     --------
Comprehensive income .........    $46,822   $67,117     $163,783      $149,211
                                  =======   =======     =========     ========

     No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations.

Note 4 - Earnings Per Share
---------------------------

The following table represents the computation of basic and diluted earnings per share:


                                       Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                       ------------------   -----------------
(in thousands, except per share data)    2000      1999       2000      1999
-------------------------------------  --------  --------   --------  --------

Basic EPS Computation
---------------------
Net earnings applicable to common
  shares                               $ 51,334  $ 51,001   $169,214  $147,725
                                       --------  --------   --------  --------
Average number of shares
 outstanding - basic                    126,451   125,921    126,281   134,642
                                       --------  --------   --------  --------
Basic earnings per share               $   0.41  $   0.41   $   1.34  $   1.10
                                       ========  ========   ========  ========

Diluted EPS Computation
-----------------------
Net earnings applicable to common
  shares                               $ 51,334  $ 51,001   $169,214  $147,725
                                       --------  --------   --------  --------
Average number of shares
 outstanding - basic                    126,451   125,921    126,281   134,642
Effect of dilutive stock options
 and other incentives                       669     1,336        454       937
Effect of Rabbi Trust                     1,248     1,335      1,248     1,335
                                       --------  --------   --------  --------
Average number of shares
 outstanding - diluted                  128,368   128,592    127,983   136,914
                                       --------  --------   --------  --------
Diluted earnings per share             $   0.40  $   0.40   $   1.32  $   1.08
                                       ========  ========   ========  ========


Note 5 - Disposal of Investments and Land
-----------------------------------------

     In the third quarter of 2000, the Company sold it's metal joining products business located in Warwick, Rhode Island. This business is a leading manufacturer of brazing alloys and fluxes, as well as a supplier of lead-free solder, serving metal-joining industries such as plumbing, electronics, lighting, shipbuilding and aerospace. The Company recorded a gain of $24.8 million ($15.2 million after tax or $0.12 per share on a diluted basis) which was recorded in "Gain/(loss) on disposal of investments and land" in the Company's Condensed Consolidated Statements of Earnings. Net cash proceeds received were $41.8 million. In 1999, this business had approximately $49 million in annual revenue and was reported in the Company's Environmental Technologies Segment.

     In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company evaluated the recoverability of the long-lived assets, including goodwill, of its HexCore business unit. This business unit manufactures and markets desiccant-coated rotors and related products, and is reported in the Company's "All Other" segment. As part of the Company's annual budgeting process, it was determined that HexCore's estimated future undiscounted cash flows were below the carrying value of its assets, primarily due to the loss of a major customer in August 2000. Accordingly, during the third quarter of 2000, the Company adjusted the carrying value of HexCore's long-lived assets and goodwill to their estimated fair values. The resulting impairment charge was approximately $24.6 million ($16.9 million after-tax or $0.13 per share on a diluted basis) and was recorded in "Gain/(loss) on disposal of investments and land" in the Company's Condensed Consolidated Statements of Earnings. The impairment charge consisted of a write-down of goodwill of $21.9 million and fixed assets of $2.7 million. The estimated fair value was based on anticipated future cash flows discounted at a rate commensurate with the Company's estimated cost of capital.


Note 6 - Acquisitions
---------------------

     In September 2000, the Company acquired a polyolefin catalyst business located in Tarragona, Spain from Targor GmbH, a subsidiary of BASF AG, for approximately $35 million. As part of the acquisition, the Company obtained a supply agreement to become the exclusive supplier of polyolefin catalysts to Novolen Technology Holdings C.V. This acquisition was recorded under the purchase method of accounting, and accordingly, the results of operations of this acquisition have been included in the accompanying consolidated financial statements from the date of acquisition. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on their fair values, while the remaining balance was recorded as an intangible asset and is being amortized over 15 years. Pro forma information is not provided since the impact of the acquisition does not have a material effect on the Company's results of operations, cash flows or financial position.

Note 7 - New Accounting Pronouncements
--------------------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 137 delayed the required adoption of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133). These standards require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, depending on the designation of the derivative.

     The Company will adopt these statements in the first quarter of 2001 and does not expect them to have a material effect on the Company's results of operations, financial position, cash flows or equity.



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

     The Company is involved in a value-added tax dispute in Peru, which Management believes has a maximum economic exposure of approximately $30 million. On December 2, 1999, Engelhard Peru, S.A., a wholly owned subsidiary, was denied refund claims of approximately $28 million. The Peruvian tax authority also determined that Engelhard Peru, S.A. is liable for approximately $63 million in refunds previously paid, fines and interest as of December 31, 1999. Interest and fines continue to accrue at rates established by Peruvian law. Engelhard Peru, S.A. is contesting these determinations vigorously, and Management believes, based on consultation with counsel, that Engelhard Peru, S.A. is entitled to all refunds claimed and is not liable for these additional taxes, fines or interest. In late October 2000, a criminal proceeding alleging tax fraud and forgery related to this value-added tax dispute was initiated against two Lima based officials of Engelhard Peru, S.A. Although Engelhard Peru, S.A. is not a defendant, it may be civilly liable for criminal conduct of its representatives and Engelhard Peru is assisting in the vigorous defense of this proceeding. Management believes the maximum economic exposure is limited to the aggregate value of all assets of Engelhard Peru, S.A., including unpaid refunds, which is approximately $30 million.

          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
-------   ---------------------------------------------

                              Results of Operations
                              ---------------------

Comparison of the Third Quarter of 2000
with the Third Quarter of 1999
----------------------------------------

     Net earnings increased 1% to $51.3 million in the third quarter of 2000 from $51.0 million in the same period of 1999. Operating earnings for the third quarter of 2000 increased 8% to $87.3 million from $81.1 million in the same period of 1999. Higher operating earnings were reported in four of the Company's five reportable segments -- Environmental Technologies, Process Technologies, Specialty Pigments and Additives and Industrial Commodities Management. Operating earnings from the Paper Pigments and Additives segment were essentially flat from the same period of 1999.

     The effective tax rate was 33.8% in the third quarter of 2000 compared with 30.5% for the same period last year. The higher effective rate was primarily driven by a lower estimated tax basis in the HexCore assets written off in the third quarter of 2000.

     The Company's share of earnings from affiliates increased 20% to $5.0 million in the third quarter of 2000 compared with $4.2 million for the same period in 1999. Higher equity earnings were primarily from Heesung Engelhard, an environmental catalyst joint venture.

     Net interest expense increased 1% to $15.0 million in the third quarter of 2000 from $14.9 million in the same period of 1999. In the third quarter of 1999, net interest expense included $3.0 million of income resulting from the settlement of treasury lock positions. Excluding this income, net interest expense would have decreased 16% primarily due to decreased borrowings, partially offset by an increase in interest rates.

     Net sales increased 35% to $1.4 billion in the third quarter of 2000 from $1.0 billion for the same period of 1999. Higher sales were reported in all five of the Company's reportable segments.

Environmental Technologies
--------------------------

     Operating earnings increased 46% to $35.6 million in the third quarter of 2000 from $24.4 million in the same period of 1999. Net sales for the third quarter of 2000 increased 17% to $164.6 million from $141.2 million in the same period of 1999.

     The majority of this segment's sales and operating earnings are derived from technologies to control pollution from mobile sources, including gasoline and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles. Earnings increased in North America, primarily as a result of increased volumes for auto-emission catalysts. Foreign earnings increased due to an improved product mix resulting from the introduction of advanced technologies concurrent with the new model year.

     Earnings in the segment's non-automotive markets also increased due to significantly higher sales of stationary emission systems for gas turbines.


Process Technologies
--------------------

     Operating earnings increased 4% to $19.5 million in the third quarter of 2000 from $18.8 million in the same period of 1999. Net sales for third quarter of 2000 increased 32% to $145.9 million from $110.4 million in the same period of 1999.

     Earnings growth from chemical catalysts was partially offset by a decline in earnings from petroleum catalysts and polypropylene catalysts.

     Earnings from chemical catalysts increased primarily due to increased volumes compared with a relatively weak year ago quarter. Earnings were also favorably impacted by the third quarter shipment of orders that were delayed from the first half of this year. Higher revenues of chemical catalysts reflected higher precious metal prices this year.

     Earnings from petroleum catalysts decreased as the effect of increased volumes from fluid cracking catalysts were offset by an unfavorable product mix and higher energy costs. Earnings from polypropylene catalysts decreased as increased volumes were offset by an unfavorable product mix and increased operating expenses.

Specialty Pigments and Additives
--------------------------------

     Operating earnings increased 12% to $17.0 million in the third quarter of 2000 from $15.1 million in the same period of 1999. Net sales for the third quarter of 2000 increased 2% to $92.9 million from $91.3 million in the same period of 1999.

     Earnings increased primarily due to increased volumes of effect pigments to industrial and cosmetics markets. In addition, lower production costs of color pigments had a favorable impact on earnings. These increased results were partially offset by decreased earnings of performance additives primarily resulting from higher energy costs.

Paper Pigments and Additives
----------------------------

     Operating earnings of $5.2 million for the third quarter of 2000 were essentially flat compared with the same period of 1999. Net sales for the third quarter of 2000 increased 6% to $65.3 million from $61.8 million in the same period of 1999.

     Earnings were essentially flat with the same period of 1999 as increased volumes were offset by higher energy costs and lower selling prices.

Industrial Commodities Management
---------------------------------

     Operating earnings increased 53% to $14.3 million in the third quarter of 2000 from $9.4 million in the same period of 1999. Net sales for the third quarter of 2000 increased 51% to $897.3 million from $594.0 million in the same period of 1999.

     The sales increase resulted from higher prices and the continued strong demand for platinum group metals. The operating earnings increase resulted from significantly higher volatility in platinum group metals.


Comparison of the First Nine Months of 2000
with the First Nine Months of 1999
------------------------------------------

     Net earnings increased 15% to $169.2 million in the first nine months of 2000 from $147.7 million in the same period of 1999. Operating earnings for the first nine months of 2000 increased 20% to $283.9 million from $235.7 million in the same period of 1999. Four of the Company's five reportable segments reported increased operating earnings -- Environmental Technologies, Process Technologies, Specialty Pigments and Additives and Industrial Commodities Management.

     The effective tax rate was 32.2% in the first nine months of 2000 compared with 30.5% for the same period last year. The higher effective rate was driven by a lower estimated tax basis in the HexCore assets written off in the third quarter of 2000. In addition, the higher effective rate was due to a shift in the geographic mix of earnings and a changing product slate.

     The Company's share of earnings from affiliates increased 62% to $19.4 million in the first nine months of 2000 from $12.0 million for the same period in 1999. The increase was primarily due to higher equity earnings from Engelhard-CLAL, a precious-metal-fabrication joint venture. The Company's share of earnings from Engelhard-CLAL included a gain of $6.7 million related to the partial liquidation of precious metal inventories. Higher equity earnings were also reported for Heesung Engelhard, an environmental catalyst joint venture.

     Net interest expense increased 9% to $47.9 million for the first nine months of 2000 from $43.7 million for the same period in 1999. For the nine month period ended September 30, 1999, net interest expense included $4.2 million of income resulting from the settlement of treasury lock positions. Excluding this income, net interest expense would have been flat compared with the same period of 1999.

     Net sales increased 20% to $3.9 billion in the first nine months of 2000 from $3.3 billion in the same period in 1999. Higher sales were reported in all five of the Company's reportable segments. Sales reported in the "All Other" segment decreased primarily as the Company sold its metal plating business in the second quarter of 1999.

Environmental Technologies
--------------------------

     Operating earnings increased 26% to $101.4 million in the first nine months of 2000 from $80.3 million in the same period of 1999. Net sales for the first nine months of 2000 increased 12% to $493.2 million from $440.9 million in the same period of 1999.

     The majority of this segment's sales and operating earnings are derived from technologies to control pollution from mobile sources, including gasoline and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles. Earnings increased primarily from strength in auto-emission catalysts in both North America and Europe.

     Sales in the segment's non-automotive markets increased due to higher volumes of heavy-duty deisel-engine retrofits and stationary emission systems for gas turbines. Earnings in the non-automotive markets declined slightly as the effect of higher volumes were offset by higher research and administrative costs.

     The segment's earnings increases were partially offset by costs related to the start-up of new manufacturing facilities in Brazil and China, plus the expansion of a facility in India.

Process Technologies
--------------------

     Operating earnings increased 3% to $54.4 million in the first nine months of 2000 from $52.7 million in the same period of 1999. Net sales for the first nine months of 2000 increased 11% to $388.4 million from $349.2 million in the same period of 1999.

     Earnings growth from petroleum catalysts and polypropylene catalysts was offset by a decline in earnings from chemical catalysts.

     Earnings from petroleum catalysts increased primarily due to increased volumes from fluid cracking catalysts and reduced costs from supply-chain-management initiatives and productivity improvements, partially offset by increased energy costs. Earnings from polypropylene catalysts increased primarily from increased volumes.

     Earnings from chemical catalysts decreased as the effect of increased volumes were offset by higher manufacturing costs and an unfavorable foreign currency translation.

Specialty Pigments and Additives
--------------------------------

     Operating earnings increased 14% to $52.9 million in the first nine months of 2000 from $46.4 million in the same period of 1999. Net sales for the first nine months of 2000 increased 4% to $284.3 million from $274.3 million in the same period of 1999.

     Earnings increased primarily due to increased volumes of effect pigments to industrial and cosmetics markets. In addition, earnings of specialty kaolin-based products and specialty film products increased as a result of increased volumes. Lower production costs of color pigments also had a favorable impact on earnings.

Paper Pigments and Additives
----------------------------

     Operating earnings decreased 50% to $10.6 million in the first nine months of 2000 from $21.1 million in the same period of 1999. Net sales for the first nine months of 2000 increased 1% to $179.9 million from $177.9 million in the same period of 1999.

     Earnings decreased as the effect of higher volumes were offset by higher energy costs, lower selling prices and an unfavorable product mix.

Industrial Commodities Management
---------------------------------

     Operating earnings increased 163% to $77.6 million in the first nine months of 2000 from $29.6 million in the same period of 1999. Net sales for the first nine months of 2000 increased 30% to $2.6 billion from $2.0 billion in the same period of 1999.

     The sales increase resulted from higher prices and the continued strong demand for platinum group metals. The operating earnings increase resulted from significantly higher volatility in platinum group metals.


                        Financial Condition and Liquidity
                        ---------------------------------

     The Company's current ratio was 1.0 at September 30, 2000 and December 31, 1999. The Company's total-debt-to-total-capital ratio decreased to 48% at September 30, 2000 from 55% at December 31, 1999, due to decreased long-term borrowings and increased retained earnings.

     The variance in cash flows from operating activities and financing activities primarily occurred in the Industrial Commodities Management segment and reflects changes in metal positions used to facilitate requirements of the Company, its customers and suppliers. The nature of the Industrial Commodities Management business can result in significant fluctuations in cash flow. To that end, committed metal positions increased due to a significant purchase of precious metals close to quarter end. Payment terms reduced the immediate outflow of cash and this is reflected in the increase in accounts payable. Hedged metal obligations also increased as a consequence of this transaction. This metal will be sold during the fourth quarter of 2000 causing an offsetting reduction in all balances. Cash flows from operating activities were also negatively impacted by higher receivables related to increased prices of platinum group metals. The variance in cash flows from financing activities was also impacted by increased short-term borrowings to fund a major share repurchase in May 1999 and the repayment of long-term debt in the third quarter of 2000.

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

                          Part II - OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                 Pages
-------  --------------------------------                                 -----

(a)(12)  Computation of the Ratio of Earnings to Fixed Charges            18-19

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

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





Date       November 13, 2000                  /s/ Orin R. Smith
        ---------------------            -----------------------------
                                              Orin R. Smith
                                              Chairman and Chief
                                              Executive Officer






Date       November 13, 2000                 /s/ Michael A. Sperduto
       ----------------------            -----------------------------
                                              Michael A. Sperduto
                                              Chief Accounting
                                              Officer

                                   EXHIBIT 12


              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
              -----------------------------------------------------


                                               ENGELHARD CORPORATION
                               COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                                               (Dollars in Thousands)
                                                    (Unaudited)

                                     Nine Months Ended
                                       September 30,                            Years Ended December 31,
                                     ------------------   -----------------------------------------------------------------
                                           2000              1999        1998         1997         1996         1995
                                           ----              ----        ----         ----         ----         ----
                                           >

Earnings from continuing operations
before provision for income taxes       $249,631          $284,118    $260,563      $ 85,812     $209,955     $185,312

Add/(deduct)

   Portion of rents representative
   of the interest factor                  5,250             7,000       3,500         3,000        3,900        4,700

   Interest on indebtedness               47,867            56,555      58,887        52,776       45,009       31,326

   Equity dividends                        4,363             2,431       2,022         3,803        2,515        3,411

   Equity in (earnings) losses
   of affiliates                         (19,428)          (16,266)    (10,077)       47,833        5,008         (695)
                                        ---------         ---------   ---------     --------     --------     ---------

   Earnings, as adjusted                $287,683          $333,838    $314,895      $193,224     $266,387     $224,054
                                        =========         =========   =========     ========     ========     =========

Fixed Charges

   Portion of rents representative
   of the interest factor               $  5,250          $  7,000    $  3,500      $  3,000     $  3,900     $  4,700

   Interest on indebtedness               47,867            56,555      58,887        52,776       45,009       31,326

   Capitalized interest                    2,911             2,580       1,897           651          875          784
                                         --------         ---------   ---------     --------      --------     --------

   Fixed charges                         $56,028          $ 66,135    $ 64,284      $ 56,427     $ 49,784     $ 36,810
                                         ========         =========   =========     ========      ========     ========

Ratio of Earnings to Fixed Charges          5.13              5.05        4.90          3.42 (a)     5.35         6.09
                                         ========         =========   =========     ========      ========     ========


(a)  Earnings in 1997 were negatively impacted by special and other charges of $149.6 million for a variety of events.
     Without such charges the ratio of earnings to fixed charges would have been 5.28.


                                       19