Form 10-K
period 2000-12-31
ENGELHARD CORP
filed 2001-03-30
CIK 352947

                                      2000
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K

 X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------
                  For the fiscal year ended December 31, 2000
                                       OR
---            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------
                   For the transition period from          to

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

Number of shares of common stock outstanding as of March 23, 2001 - 129,969,342.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Proxy
Statement for the 2001 Annual Meeting of Shareholders, which will be filed by April 30, 2001.

                               Table of Contents
                               ------------------

Item                                                           Page
----                                                           ----
                                     Part I
1.  Business
    (a) General development of business                          3
    (b) Segment and geographic area data                    3-6, 52-56
    (c) Description of business                             3-6, 52-56

2.  Properties                                                 8-9

3.  Legal Proceedings                                          9-10

4.  Submission of Matters to a Vote of                           10
    Security Holders
                                     Part II

5.  Market for Registrant's                                      11
    Common Equity and Related
    Stockholder Matters

6.  Selected Financial Data                                   12,64-65

7.  Management's Discussion and                               13-25
    Analysis of Financial Condition
    and Results of Operations

8.  Financial Statements and                                  26-63
    Supplementary Data

9.  Changes in and Disagreements with                          65
    Accountants on Accounting and Financial
    Disclosure
                                    Part III

10. Directors and Executive Officers of                       66-67
    the Registrant

11. Executive Compensation                                     67

12. Security Ownership of Certain                              67
    Beneficial Owners and Management

13. Certain Relationships and Related                          67
    Transactions
                                    Part IV

14. Exhibits, Financial Statement                             68-131
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

     The Company employed approximately 6,420 people as of January 1, 2001 and operates on a worldwide basis with corporate, operating headquarters, principal manufacturing facilities and mineral reserves in the United States and other operations in the Asia-Pacific region, Canada, the European Community, the Russian Federation, South Africa and South America.

     The Company's businesses are organized into four reportable segments - Environmental Technologies, Process Technologies, Appearance and Performance Technologies and Materials Services.

     The following information on the Company is included in Note 16, "Business Segment and Geographic Area Data," of the Notes to Consolidated Financial
Statements: net sales to external customers, special and other charges, operating earnings/(loss), net interest expense, depreciation, depletion and amortization, equity in earnings/ (losses) of affiliates, total assets, equity investments and capital expenditures.

ENVIRONMENTAL TECHNOLOGIES

     The Environmental Technologies segment markets cost-effective compliance with environmental regulations enabled by sophisticated emission-control technologies and systems.

     Environmental catalysts are used in applications such as the abatement of carbon monoxide, oxides of nitrogen and hydrocarbons emissions from gasoline, diesel and alternate-fueled vehicles. These catalysts also are used to remove odors, fumes and pollutants associated with a variety of process industries; co-generation and gas-turbine power generation; household appliances and lawn and garden power tools.

     The Company also participates in the manufacture and supply of automotive emission-control catalysts through equity affiliates serving the Asia-Pacific region: N.E. Chemcat Corporation (Japan) - 38.8%-owned; and Heesung-Engelhard (South Korea) - 49%-owned, both of which also produce other catalysts and products. Results of N.E. Chemcat are included in the Company's All-Other segment, whereas results from Heesung-Engelhard are included in Environmental Technologies.

     The products of the Environmental Technologies segment compete in the marketplace on the basis of value performance and cost. No single competitor is dominant in the markets in which the Company operates.

     The manufacturing operations of the Environmental Technologies segment are carried out in the United States, Germany, India, South Africa, South America, China, Thailand and the United Kingdom with equity investments located in the United States and South Korea. The products are sold principally through the Company's sales organizations or those of its equity investments, supplemented by independent distributors and representatives.

     Principal raw materials used by the Environmental Technologies segment include precious metals, procured by the Materials Services segment, and a variety of minerals and chemicals that are generally readily available.

     As of January 1, 2001, the Environmental Technologies segment had approximately 1,570 employees worldwide.

PROCESS TECHNOLOGIES

     The Process Technologies segment enables customers to make their processes more productive, efficient, environmentally sound and safer through the supply of advanced chemical-and polymerization-process catalysts and sorbents. In addition, the segment's advanced cracking and hydroprocessing technologies enable petroleum refiners to more efficiently produce gasoline, transportation fuels and heating oils.

     Process Technologies' chemical catalysts are used in the manufacture of a variety of products and intermediates made by chemical, petrochemical, pharmaceutical and agricultural-chemical producers. Petroleum catalysts are used by refiners to provide economies in petroleum processing and to meet increasingly stringent fuel-quality requirements. Polymerization catalysts are used in the production of polyproylene and polyethelyne, which are used in a wide range of products, including food packaging, carpets, toys and automobile bumbers. Sorbents are used to purify and decolorize naturally occurring fats and oils for the manufacture of shortenings, margarines and cooking oils. The segment's catalyst products are based on the Company's proprietary technology and often are application-specific.

    In September 2000, the Company acquired a polyolefin catalyst business located in Tarragona, Spain from Targor GmbH, a subsidiary of BASF AG, for approximately $35 million. As part of the acquisition, the Company obtained a supply agreement to become the exclusive supplier of polyolefin catalysts to Novolen Technology Holdings C.V. See Note 3, "Acquisitions and Divestitures," for further detail.

     The products of the Process Technologies segment compete in the market-place on the basis of value performance and cost. No single competitor is dominant in the markets in which the Company operates.

     The manufacturing operations of the segment are carried out in the United States, Italy, The Netherlands and Spain. The products are sold principally through the Company's sales organizations supplemented by independent distributors and representatives.

     The principal raw materials used by the segment include metals, procured by the Materials Services segment and third parties; kaolin supplied by the Appearance and Performance Technologies segment; and a variety of other minerals and chemicals that are generally readily available.

     As of January 1, 2001, the Process Technologies segment had approximately 1,750 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

APPEARANCE AND PERFORMANCE TECHNOLOGIES

     The Appearance and Performance Technologies segment provides pigments and performance additives that enable its customers to market enhanced image and functionality in their products. The segment serves a broad array of end markets including coatings, plastics, cosmetics, construction and paper. The segment's products help customers improve the look, performance and overall cost of their products. This segment is also the internal supply source of precursors for the Company's petroleum catalysts.

     The segment's principal products include special-effect pigments, color pigments and dispersions, paper pigments and extenders, specialty performance additives and iridescent and specialty films. The segment's pearlescent pigments provide a range of aesthetic, special effects in coatings, personal care and cosmetics products, packaging, plastics, inks and other applications. Color pigments include a broad range of organic and inorganic pigments, pigment dispersions and universal colorants that impart color and special effects to automotive finishes, coatings, plastics and inks. Paper pigments are used as coating and extender pigments to improve the opacity, brightness, gloss and printability of coated and uncoated papers. Specialty performance additives are used to improve the functionality, appearance and value of liquid and powder coatings, plastics, rubber, adhesives, inks, concrete and cosmetics. Iridescent and specialty films are used to visually enhance a variety of products in such applications as product packaging, labels, glitter, gift wrap and textiles.

     The products of the Appearance and Performance Technologies segment compete on the basis of value performance and cost. No single competitor is dominant in the markets in which the Company competes.

     Appearance and Performance Technologies manufacturing operations are carried out in the United States, South Korea and Finland. Subsidiary sales and distribution centers are located in France, Hong Kong, Japan, Mexico, The Netherlands, and Turkey. An equity investment located in the Ukraine was written off in 2000 (See Note 4, "Special and Other Charges", for further detail). Products are sold through the Company's sales organization supplemented by independent distributors and representatives.

     The principal raw materials used by the Appearance and Performance Technologies segment include naturally occurring minerals such as kaolin, attapulgite and mica, which are mined from mineral reserves owned or leased by the Company, and a variety of other minerals and chemicals which are readily available.

     As of January 1, 2001, the Appearance and Performance Technologies segment had approximately 2,305 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

 MATERIALS SERVICES

     The Materials Services segment provides a full array of services to the Company's technology businesses and their customers who rely on certain precious and base metals as raw materials for their products. This is a distribution and materials services business that purchases and sells precious metals, base metals and related products and services. It does so under a variety of pricing and delivery arrangements structured to meet the logistical, financial and price-risk management requirements of the Company, its customers and suppliers. Additionally, it offers related services for precious-metal refining and produces salts and solutions.

     The Materials Services segment is responsible for procuring precious and base metals to meet the requirements of the Company's operations and its customers. Supplies of newly mined platinum group metals are obtained primarily from South Africa and the Russian Federation, and to a lesser extent, from the United States and Canada, the only four regions that are known significant sources. Most of these platinum group metals are obtained pursuant to a number of contractual arrangements with different durations and terms. Gold and silver are purchased from various sources. In addition, in the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms.

     Offices are located in the United States, Italy, Japan, the Russian Federation, Switzerland and the United Kingdom. As of January 1, 2001, the Materials Services segment had approximately 115 employees worldwide.

MAJOR CUSTOMERS

     For the years ended December 31, 2000, 1999 and 1998, Ford Motor Company, a customer of the Environmental Technologies and Materials Services segments, accounted for more than 10% of the Company's net sales. Sales to this customer included both fabricated products and precious metals and were therefore significantly influenced by fluctuations in precious-metal prices as was the quantity and type of metal purchased. In such cases, market price fluctuations, quantities and types purchased can result in material variations in sales reported, but do not usually have a direct or significant effect on earnings.

RESEARCH AND PATENTS

     The Company currently employs approximately 545 scientists, technicians and auxiliary personnel engaged in research and development in the fields of surface chemistry and material science. These activities are conducted in the United States and abroad. Research and development expenses were $82.8 million in 2000, $77.9 million in 1999 and $69.8 million in 1998.

     Research facilities include fully staffed instrument analysis laboratories that the Company maintains in order to achieve the high level of precision necessary for its technology businesses and to assist customers in understanding how Engelhard's products and services add value to their businesses.

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

ENVIRONMENTAL MATTERS

     With the oversight of environmental agencies, the Company is currently preparing, has under review, or is implementing environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites, including Plainville, Massachusetts and Salt Lake City, Utah. The Company is continuing to investigate contamination at Plainville under a 1993 agreement with the United States Environmental Protection Agency (EPA) and is awaiting approval of a decommissioning plan by the State of Massachusetts under authority delegated by the Nuclear Regulatory Commission. Investigation of the environmental status at the Salt Lake City site continues under a 1993 agreement with the Utah Solid and Hazardous Waste Control Board.

     In addition, as of December 31, 2000, eleven sites have been identified at which the Company believes liability as a potentially responsible party (PRP) is probable under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund imposes strict, joint and several liability under certain circumstances. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de minimis contributor of hazardous substances at a number of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances or natural resource damages, the Company has settled a number of other cleanup proceedings. The Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

     The accruals for environmental cleanup-related costs recorded in the consolidated balance sheets at December 31, 2000 and 1999 were $24.7 million and $31.3 million, respectively, including $0.6 million and $0.8 million, respectively, for Superfund sites. These amounts represent those costs that the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents approximately 46% of what it believes are the reasonably possible environmental cleanup-related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

     Cash payments for environmental cleanup-related matters were $1.7 million, $2.4 million and $4.1 million for 2000, 1999 and 1998, respectively. The amounts accrued in connection with environmental cleanup-related matters were not significant over this time period.

     For the past three-year period, environmental-related capital projects have averaged less than 10% of the Company's total capital expenditure programs, and the expense of environmental compliance (e.g. environmental testing, permits, consultants and in-house staff) was not material.

     There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup-related matters are projected to be $5.8 million for 2001, which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, Management believes that environmental cleanup-related reserves at December 31, 2000 are reasonable and adequate, and environmental matters are not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on the Company's operating results or cash flows.

Item 2.    Properties
------     ----------

     The Company leases a building on approximately seven acres of land with a combined area of approximately 271,000 square feet in Iselin, NJ. This building serves as the principal executive and administrative office of the Company and its operating segments. The Company owns approximately 15 acres of land and three buildings with a combined area of approximately 150,000 square feet in Iselin, NJ. These buildings serve as the major research and development facilities for the Company's operations. The Company also owns research facilities in Gordon, GA; Union, NJ; Buchanan and Ossining, NY; Beachwood, OH; Pasadena, TX; Hannover, Germany and DeMeern, The Netherlands.

     The Environmental Technologies segment owns and operates plants in Huntsville, AL; East Windsor, CT; Daytona and Deerfield Beach, FL; Wilmington, MA; Hiram, OH; Duncan, SC; Newark, NJ; Nienburg, Germany; Madras, India; Port Elizabeth, South Africa; Indiatuba, Brazil; Shanghai, China; Rayoung, Thailand and Coleford and Cinderford in the United Kingdom.

     The Process Technologies segment owns and operates plants in Attapulgus and Savannah, GA; Elyria, OH; Erie, PA; Seneca, SC; Pasadena, TX; Rome, Italy; DeMeern, The Netherlands; and Tarragona, Spain.

The Appearance and Performance Technologies segment owns and operates attapulgite processing plants in Quincy, FL near the area containing its attapulgite reserves, plus a mica mine and processing facilities in Hartwell, GA. In addition, the segment owns and operates five kaolin mines and five milling facilities in Middle Georgia, which serve an 85-mile network of pipelines to three processing plants. It also owns land containing kaolin and leases on a long-term basis kaolin mineral rights to additional acreage. The segment also owns sales and manufacturing facilities in Helsinki, Kotka; Rauma, Finland and Tokyo, Japan, in addition to owning and operating color, pearlescent pigment and film manufacturing facilities in Sylmar, CA; Louisville, KY; Eastport, ME; Peekskill, NY; Elyria, OH; Charleston, SC; and Inchon, South Korea. Management believes the Company's attapulgite and mica reserves will be sufficient to meet its needs for the foreseeable future.

     The Materials Services segment's operations are conducted at leased facilities in Iselin and Carteret, NJ; Lincoln Park, MI; Tokyo, Japan; Moscow, Russia; Zug, Switzerland; and London, United Kingdom. In addition, the segment's operations are conducted at owned facilities in Seneca, SC and Rome, Italy.

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

     The Company is involved in a value-added tax dispute in Peru. Management believes the Company was targeted by corrupt officials within the former Peruvian Government. On December 2, 1999, Engelhard Peru, S.A., a wholly owned subsidiary, was denied refund claims of approximately $28 million. The Peruvian tax authority also determined that Engelhard Peru, S.A. is liable for approximately $63 million in refunds previously paid, fines and interest as of December 31, 1999. Interest and fines continue to accrue at rates established by Peruvian law. Engelhard Peru, S.A. is contesting these determinations vigorously, and Management believes, based on consultation with counsel, that Engelhard Peru, S.A. is entitled to all refunds claimed and is not liable for these additional taxes, fines or interest. In late October 2000, a criminal proceeding alleging tax fraud and forgery related to this value-added tax dispute was initiated against two Lima-based officials of Engelhard Peru, S.A. Although Engelhard Peru, S.A. is not a defendant, it may be civilly liable for criminal conduct of its representatives and Engelhard Peru is assisting in the vigorous defense of this proceeding. Management believes the maximum economic exposure is limited to the aggregate value of all assets of Engelhard Peru, S.A., including unpaid refunds, which is approximately $30 million.

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------
          Not applicable.

                                     PART II
                                     -------

           Market for Registrant's Common Equity
Item 5.    and Related Stockholder Matters
------     -------------------------------------

     As of March 23, 2001, there were 5,857 holders of record of the Company's common stock, which is traded on the New York Stock Exchange (ticker symbol "EC"), as well as on the London and Swiss stock exchanges.

     The range of market prices and cash dividends for each quarterly period were as follows:
                                         NYSE                     Cash
                                     Market Price               dividends
                                   High         Low             per share
                                 ---------   ---------        --------------

2000
First quarter                    $19.19      $12.56               $0.10
Second quarter                    19.00       14.31                0.10
Third quarter                     19.75       15.06                0.10
Fourth quarter                    21.50       16.00                0.10


1999
First quarter                    $20.81      $16.50               $0.10
Second quarter                    23.69       16.25                0.10
Third quarter                     23.00       18.19                0.10
Fourth quarter                    19.25       16.31                0.10

Item 6.    Selected Financial Data
------     -----------------------

                             Selected Financial Data
                    ($ in millions, except per share amounts)

OPERATING RESULTS                             2000           1999            1998            1997          1996
-----------------                             ----           ----            ----            ----          ----
OPERATING RESULTS
Net sales                                  $5,542.6       $4,488.0        $4,246.6        $3,716.8       $3,274.0
Net earnings(1)                               168.3          197.5           187.1            47.8          150.4
Basic earnings per share                       1.33           1.49            1.30            0.33           1.05
Diluted earnings per share                     1.31           1.47            1.29            0.33           1.03
Total assets                                3,166.8        2,920.5         2,866.3         2,586.3        2,490.5
Long-term debt                                248.6          499.5           497.4           373.6          375.1
Shareholders' equity                          874.6          764.4           901.6           785.3          833.2
Cash dividends paid per share                  0.40           0.40            0.40            0.38           0.36
Return on average shareholders' equity        20.5%          23.7%           22.2%            5.9%          19.2%


Unless otherwise indicated, all per-share amounts are presented as diluted earnings per share, as calculated under SFAS No. 128, "Earnings Per Share".

(1) Results in 2000 include the following: fourth-quarter special and other charges of $75.1 million ($0.59 per share) for a variety of events (see Note 4, "Special and Other Charges," for further detail), a third-quarter impairment charge of $16.9 million ($0.13 per share) related to the write-down of goodwill and fixed assets of the Company's
HexCore business unit, net gains of $12.9 million ($0.10 per share) on sales of investments and land, a gain of $2.5 million
($0.02 per share) on the sale of inventory accounted for under the LIFO method and a gain of $4.4 million
($0.03 per share) related to the partial liquidation of precious metal inventories of Engelhard-CLAL, a precious-metal-fabrication joint venture.

Results in 1999 include net gains of $6.0 million ($0.04 per share) on sales of investments and land, a gain of $2.2 million ($0.02 per share) on the sale of inventory accounted for under the LIFO method and a gain of $1.3 million ($0.01 per share) related to the partial liquidation of precious metal inventories of
Engelhard-CLAL.

Results in 1998 include a gain of $4.9 million ($0.03 per share) on the sale of inventory accounted for under the LIFO method.

Results in 1997 include special and other charges of $117.7 million ($0.81 per share) for a variety of events (including restructuring actions and a loss from the base-metal fraud in Japan). In addition, 1997 results include a gain of $2.0 million ($0.01 per share) on the sale of inventory accounted for under the LIFO method.

Results in 1996 include a gain of $3.3 million (0.02 per share) on the sale of inventory accounted for under the LIFO method.


          Management's Discussion and Analysis
Item 7.   of Financial Condition and Results of Operations
------    ----------------------------------------------------------

Unless otherwise indicated, all per-share amounts are presented as diluted earnings per share, as calculated under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share."

RESULTS OF OPERATIONS

Net earnings of $168.3 million ($1.31 per share) in 2000 include fourth-quarter special and other charges of $75.1 million ($0.59 per share) for a variety of events (see Note 4, "Special and Other Charges" for further detail), a third-quarter impairment charge of $16.9 million ($0.13 per share) relating to HexCore and net gains on asset sales of $12.9 million ($0.10 per share - see "Gain on Sale of Investments and Land, Net" section on page 20 for further detail). Excluding these items, the Company would have reported net earnings of $247.4 million and diluted earnings per share of $1.93 in 2000.

Net earnings of $197.5 million ($1.47 per share) in 1999 include net gains on asset sales of $6.0 million ($0.04 per share - see "Gain on Sale of Investments and Land, Net" section on page 20 for further detail). Excluding these net gains, the Company would have reported net earnings of $191.5 million and diluted earnings per share of $1.43 in 1999.

The information in the discussion of each segment's results is derived from that segment's internal financial reporting system used for Management purposes. Items allocated to each segment's results include the majority of corporate overhead charges. Unallocated items include net interest expense, royalty income, sale of inventory accounted for under the last-in, first-out (LIFO) method, certain special and other charges and other miscellaneous corporate items.

In the fourth quarter of 2000, the Company created a new technology segment called Appearance and Performance Technologies by combining the former Specialty Pigments and Additives and Paper Pigments and Additives segments. In addition, the Materials Services segment was created from the former Industrial Commodities Management segment. Certain historical segment data has been reclassified to conform with these internal organizational changes.

ENVIRONMENTAL TECHNOLOGIES

The Environmental Technologies segment markets cost-effective compliance with environmental regulations enabled by sophisticated emission-control technologies and systems.

2000 Performance

Sales increased 9% to $636.7 million, and operating earnings increased 29%
to $131.8 million excluding the impact of special and other charges of $15.4 million. Operating earnings increased 14% including the impact of these charges.

Discussion (before the impact of special and other charges)

The majority of this segment's sales and operating earnings are derived from technologies designed to control pollution from mobile sources, including gasoline- and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles. Sales and earnings increased primarily from higher volumes of auto-emission catalysts in North America, as the business benefited from increased volumes with General Motors and Nissan. Earnings benefited from lower manufacturing costs and the elimination of losses from the segment's sensor technologies business sold in February 2000. These earnings increases were partially offset by costs related to the start-up of new manufacturing facilities in Brazil and China and expansion of a facility in India.

Sales and earnings derived from the segment's non-automotive markets increased due to continued high demand for emission-control systems for gas turbines and heavy-duty diesel-engine retrofits for bus fleets. These increases were partly offset by the absence of three months' results from the segment's metal-joining products business sold in September 2000. Earnings from these non-automotive markets were also partially offset by higher research and administrative costs.

Outlook

This segment expects growth in sales and operating earnings to continue as emission-control regulations become stricter around the world and address a much broader range of emission sources. Demand from the automotive market is expected to increase in response to the Company's development of several new technologies. Demand also is expected to accelerate from the diesel-bus retrofit market. Programs are underway in Paris, London, Hong Kong, the state of California and a number of other cities.

Sales of advanced catalysts for medium-and heavy-duty diesel trucks are expected to expand beginning in the second half of 2003 as new regulations begin to take effect. The Company expects sales to start in the second half of 2003 for engines going into the California market. The European light-duty diesel passenger vehicle segment is growing at a greater rate than the gasoline segment, thus creating an opportunity to expand the segment's market position. The medium-and heavy-duty engine sectors are to have new U.S. regulations beginning in 2004.

The segment also anticipates continued growth from non-mobile applications of its technology driven by increased demand for power generation and the need to comply with emission-reduction regulations.

The segment's joint venture in Thailand (ECTL), which is a partnership with its N.E. Chemcat joint venture in Japan, has completed construction of a new plant and will commence shipments in the second half of 2001.

1999 compared with 1998

Sales increased 6% to $584.8 million, and operating earnings increased 15% to $102.4 million.

Sales and operating earnings increases were primarily driven by strength in auto-emission catalysts for North America and a surge in volume of diesel-engine retrofit kits. These increases were partly offset by costs related to the start-up of new manufacturing plants in India and Brazil. Operating earnings also were favorably impacted by reduced material costs resulting from supply-chain management initiatives.

PROCESS TECHNOLOGIES

The Process Technologies segment enables customers to make their processes more productive, efficient, environmentally sound and safer through the supply of advanced chemical-and polymerization-process catalysts and sorbents. In addition, the segment's advanced cracking and hydroprocessing technologies enable petroleum refiners to more efficiently produce gasoline, transportation fuels and heating oils.

2000 Performance

Sales increased 9% to $566.6 million, and operating earnings increased 6%
to $86.5 million excluding the impact of special and other charges of $5.5 million. Operating earnings decreased 1% including the impact of these charges.

Discussion (before the impact of special and other charges)

Earnings growth from petroleum and polypropylene catalysts was offset by a slight decline in earnings from chemical catalysts.

The increase in earnings from catalyst sales to the petroleum market was primarily due to increased volumes of fluid cracking catalysts and reduced costs from supply-chain management initiatives and productivity improvements. These increases were partly offset by higher energy costs. Earnings from polypropylene catalysts increased primarily from the continued strong demand for Lynx 1000 polypropylene catalysts and the inclusion of results from the polyolefin catalyst business of Targor GmbH, acquired in September 2000. Lynx 1000 catalysts are used to produce polypropylene, which is used in a wide range of products, including car battery cases, carpets, toys and automobile bumpers.

Earnings from catalyst sales to chemical-processing markets were down slightly primarily due to higher raw material costs and an unfavorable foreign currency translation.

Outlook

Sales and earnings growth in this segment is expected to come from custom process catalysts, high value-add petroleum refining catalysts, increased market penetration for polypropylene catalysts and a favorable comparison from the full-year inclusion of results of the acquired Targor polyolefin catalyst business. Additional growth is expected from continued cost management, productivity improvements and product technology advances. New capacity for polypropylene catalysts was added in 2000.

Overall weakness in the chemical industry, significantly higher energy and raw material costs and relatively flat demand for petroleum cracking catalysts are expected to continue for most of 2001. In the petroleum refining industry, consolidations and more efficient refining operations are the primary drivers influencing cracking catalyst demand. The segment will continue to aggressively manage costs and emphasize high-value products and services. Included in the segment's new product offerings are catalysts capable of significantly improving petroleum refining yields.

1999 compared with 1998

Sales increased 3% to $521.8 million, and operating earnings increased 12% to $81.9 million.

Sales growth was due to the full-year inclusion of results from the catalyst businesses of Mallinckrodt Inc., acquired in May 1998. Excluding these results, net sales for the segment would have declined slightly, primarily due to lower demand for petrochemical catalysts and petroleum cracking catalysts. Reduced costs from supply-chain management initiatives and productivity improvements were the primary drivers of operating earnings growth.

APPEARANCE AND PERFORMANCE TECHNOLOGIES

The Appearance and Performance Technologies segment provides pigments and performance additives that enable its customers to market enhanced image and functionality in their products. The segment serves a broad array of end markets including coatings, plastics, cosmetics, construction and paper. The segment's products help customers improve the look, performance and overall cost of their products. This segment is also the internal supply source of precursors for the Company's petroleum catalysts.

2000 Performance

Sales increased 1% to $684.4 million, and operating earnings decreased 8%
to $80.2 million excluding the impact of special and other charges of $49.7 million. Operating earnings decreased 65% including the impact of these charges.

Discussion (before the impact of special and other charges)

Earnings declined as increased profits, driven by higher sales volumes from special-effect pigments, were more than offset by declines from pigments sold to the paper market. In spite of slightly higher volumes, earnings from the paper market declined as a result of significantly higher energy costs and lower selling prices.

Overall segment performance reflected the benefit of supply-chain management initiatives and productivity improvements.

Outlook

Sales growth is expected to continue from both established and new product offerings. New offerings include: Lumina (trademark) colors, a new generation of mica-based special effect pigments for automotive coatings; Scintillating Silver (trademark) bright metallic-silver pigments for nail enamels; ShimmerSilk (trademark) high-strength film for textile use; an array of rightfitted organic pigments for use in plastics applications; and Mirafilm (trademark) and Mirana (trademark) engineered pigments for paper. No growth is expected in the segment's paper markets.

In addition, the segment will continue efforts to improve productivity, control operating and manufacturing costs in spite of expected continued higher energy costs and pursue benefits from supply-chain initiatives. The segment also plans to shift productive resources to markets that offer the highest value.

1999 compared with 1998

Sales increased 3% to $675.3 million, and operating earnings increased 12% to $86.9 million.

Strong worldwide demand, including a rebound in the Asia-Pacific region, drove sales increases for several of the segment's major product lines, including effect pigments, specialty kaolin-based products and iridescent films. The cosmetics, industrial, agricultural, construction, coatings and decorative markets all contributed to the growth. These sales increases were partially offset by decreased sales of color pigments, which resulted from product-supply issues associated with the start-up of a new manufacturing process, and lower sales for the paper markets.

Operating earnings increased driven by record-level sales growth in most market segments, combined with savings from supply-chain management initiatives and productivity improvements. Operating earnings were negatively impacted by depressed pricing and a less favorable product mix for the paper market.

MATERIALS SERVICES

The Materials Services segment provides a full array of services to the Company's technology businesses and their customers who rely on certain precious and base metals as raw materials for their products. This is a distribution and materials services business that purchases and sells precious metals, base metals and related products and services. It does so under a variety of pricing and delivery arrangements structured to meet the logistical, financial and price-risk management requirements of the Company, its customers and suppliers. Additionally, it offers related services for precious-metal refining and produces salts and solutions.

2000 Performance

Sales increased 39% to $3.6 billion, and operating earnings increased 226% to $129.3 million.

Discussion

Sales for this segment include substantially all of the Company's sales of metals to industrial customers of all segments. Sales also include fees invoiced for services rendered (e.g. refining and handling charges) plus the metal content of refineables purchased and immediately hedged. Because of the logistical and hedging nature of much of this business and the significant precious metal values included in both sales and cost of sales, gross margins tend to be low in relation to the Company's other manufacturing businesses as does capital employed. This effect will also dampen the gross margin percentages of the Company as a whole, but improves the return on investment.

While most customers for the Company's platinum-group-metal catalysts purchase the metal from Materials Services, some choose to deliver metal from other sources prior to the manufacture of the catalysts. In such cases, precious metal values are not included in sales. The mix of such arrangements and the extent of market price fluctuations can significantly affect the reported level of sales and cost of sales, but there is no direct correlation between year-to-year changes in reported sales and operating earnings.

The sales increase for the year resulted primarily from higher platinum-group-metals prices and continued strong industrial demand for these metals. Operating earnings increased significantly due to a combination of higher volumes, prices and price volatility for all platinum group metals, as well as growth in the recycling (refining) of these metals. Volatility not only increases the spreads on transactions, but also provides opportunities to benefit from strong and prudent physical positions (see the "Commodity Price Risk" section on page 23 for further details).

Outlook

While a sustainable level of base business is anticipated, market volatility cannot be assured. The benefits of such volatility represent an opportunity for this segment above its sustainable base business. The results of this segment are much more likely to approximate the levels produced in 1998 and 1999 rather than the exceptional results reported in 2000.

1999 compared with 1998

Sales increased 11% to $2.6 billion, and operating earnings decreased 18% to $39.6 million.

Sales increased primarily from higher volumes as well as higher palladium and rhodium prices. Operating earnings decreased due to significantly lower volatility in platinum group metals during the first half of 1999 as compared with high volatility in 1998. Variability of shipments from Russia contributed to high volatility in 1998.


Acquisitions

Other Party             Business Arrangement          Transaction Date      Business Opportunity
-----------             --------------------          ----------------      --------------------
Targor GmbH             Acquired the polyolefin        September 2000       Expansion of catalyst
                        catalyst business for                               business
                        $35 million

ISP                     Acquired the bismuth           March 1999           Expansion of
                        product line for                                    effect pigments for
                        $11.5 million                                       cosmetics


Mallinckrodt Inc.       Acquired the chemical          May 1998             Expansion of catalyst
                        catalyst businesses                                 business
                        (Mallinckrodt businesses)
                        for $210 million

Semo Chemical           Acquired the pearlescent       January 1998         Asian expansion into
Company                 pigments business for                               effect pigments markets
                        $13.5 million

CONSOLIDATED GROSS PROFIT

Gross profit as a percentage of sales was 13.2% in 2000, compared with 14.4% in 1999 and 15.3% in 1998. Excluding the impact of special and other charges of $27.1 million in 2000, gross profit as a percentage of sales was 13.7% in 2000. The decrease was driven by the relatively lower margins earned on metal sales by the Materials Services segment. Sales from this segment increased 39% in 2000 to $3.6 billion and provided a gross profit of 5%, while 2000 sales from the other reportable segments increased 6% and provided a gross profit of 29%. Excluding the impact of special and other charges of $27.1 million in 2000, the other reportable segments provided a gross profit of 30% in 2000. As described earlier, the lower margins on Materials Services sales are driven by the inclusion of the value of precious metals in both sales and cost of sales.

SELLING, ADMINISTRATIVE AND OTHER EXPENSES

Selling, administrative and other expenses were $382.3 million in 2000, compared with $328.2 million in 1999 and $340.6 million in 1998. The 2000 amount includes $23.8 million in special and other charges, and the 1998 amount reflects the acquisition of the Mallinckrodt businesses in May 1998.

EQUITY EARNINGS

Equity in earnings of affiliates was $24.2 million in 2000, compared with equity earnings of $16.3 million in 1999 and $10.1 million in 1998. The earnings in 2000 reflect special and other charges of $0.8 million related to the write-off of the Company's investment in its Dnipro Kaolin 50%-owned joint venture. The increase in 2000 was primarily due to higher equity earnings from Engelhard-CLAL, a 50%-owned precious-metal-fabrication joint venture. The Company's share of earnings from Engelhard-CLAL included a gain of $6.7 million related to the partial liquidation of precious metal inventories as the joint venture is in the process of selling off business units. Higher equity earnings were also reported for Heesung-Engelhard, a 49% Korean-owned environmental catalyst joint venture. The increase in 1999 was primarily due to higher earnings from Heesung-Engelhard; higher equity earnings from N.E. Chemcat Corporation, a 38.8%-owned, publicly traded Japanese corporation that is a leading producer of automotive and chemical catalysts; and the absence of losses from Acreon Catalysts, a hydroprocessing joint venture sold in the first quarter of 1999.

GAIN ON SALE OF INVESTMENTS AND LAND, NET

In the first quarter of 2000, the Company recorded a loss of $6.0 million ($4.1 million after tax or $0.03 per share) associated with the divestiture of the International Dioxide, Inc. (IDI) business unit.

In the third quarter of 2000, the Company sold its metal-joining products business located in Warwick, Rhode Island and recorded a gain of $24.8 million ($17.0 million after tax or $0.13 per share).

In the first quarter of 1999, the Company sold its investment in Acreon Catalysts, a hydroprocessing joint venture. The Company recorded a gain of $1.0 million ($0.7 million after tax or less than $0.01 per share).

In the second quarter of 1999, the Company sold its metal-plating business and recorded a gain of $9.3 million ($6.5 million after tax or $0.05 per share). In addition, the Company reduced the carrying value of its investment in Engelhard Highland Private Ltd., an India-based venture, to its estimated net realizable value of $1.0 million. Accordingly, the Company recorded a loss of $4.6 million ($3.2 million after tax or $0.02 per share).

In the third quarter of 1999, the Company sold its Mearlcrete concrete foaming agent business. The Company recorded a gain of $1.1 million ($0.7 million after tax or less than $0.01 per share). In addition, the Company sold land and certain mineral rights located in Talladega County, Alabama. The Company recorded a gain of $1.8 million ($1.3 million after tax or $0.01 per share).

INTEREST

Net interest expense was $62.6 million in 2000, compared with $56.6 million in 1999 and $58.9 million in 1998. Net interest expense in 1999 included a reduction of $7.1 million resulting from the settlement of treasury lock positions that were entered into to hedge anticipated long-term borrowings that never occurred. Excluding this reduction from 1999, net interest expense in 2000 decreased due to decreased borrowings, partially offset by increased interest rates; exclusive of the reduction from treasury locks, net interest expense in 1999 increased from 1998 levels primarily due to increased borrowings related to a major share repurchase in May 1999 and an increase in interest rates.

The Company capitalized interest of $3.9 million in 2000, $2.6 million in 1999 and $1.9 million in 1998.

Interest income was $2.1 million in 2000, $2.9 million in 1999 and $2.3 million in 1998.

TAXES

The worldwide income tax expense was $77.4 million in 2000, compared with $86.7 million in 1999 and $73.5 million in 1998. The effective income tax rate was 31.5% in 2000, 30.5% in 1999 and 28.2% in 1998.

The increase in the worldwide effective tax rate in 2000 primarily resulted from the Company's mix of income in jurisdictions with higher tax rates and the mix of income from businesses with fewer tax benefits. The 1998 worldwide effective tax rate reflected the reversal of certain valuation allowances established against deferred tax assets arising from special charges recorded in 1997.

FINANCIAL CONDITION AND LIQUIDITY

The working capital deficit was $85.0 million at December 31, 2000, compared with a deficit of $67.5 million at December 31, 1999. The current ratio was 1.0 in 2000 and 1999. The year-end market value of the Company's precious-metal inventories accounted for under the LIFO method exceeded carrying cost by $254.1 million at December 31, 2000, compared with $115.3 million at December 31, 1999. The increase in excess value reflects higher market values that more than offset the impact of slightly reduced inventory volumes (see Note 5, "Inventories" for further detail).

The Company's total debt decreased to $750.7 million at December 31, 2000 from $951.5 million at December 31, 1999. The ratio of total debt to total capital decreased to 46% at December 31, 2000 from 55% at December 31, 1999, primarily due to decreased long-term borrowings and increased retained earnings.

The Company currently has a $600 million, five-year committed credit facility and a $200 million, one-year committed credit facility with a group of major U.S. and overseas banks. Additional unused, uncommitted lines of credit exceeded $680 million at December 31, 2000.

In July 1998, the Company filed a shelf registration for $300 million. Plans to issue debt under the shelf registration are under consideration by Management.

Operating activities provided net cash of $180.1 million in 2000 compared with $349.0 million in 1999 and $176.7 million in 1998. The variance in cash flows from operating activities primarily occurred in the Materials Services segment and reflects changes in metal positions used to facilitate requirements of the Company, its metals customers and suppliers. Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, all such transactions are hedged on a daily basis (see Note 1, "Summary of Significant Accounting Policies"). Hedging is accomplished primarily through forward, future and option contracts. Hedged metal obligations (primarily amounts payable for metal purchased forward as an economic hedge) are considered financing activities and are included in that section of the Company's "Consolidated Statements of Cash Flows." These transactions generally cover Materials Services sourcing requirements. Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Cash flows from operating activities in 2000 were also negatively impacted by higher receivables related to increased prices of platinum group metals.

The cash provided from operations other than the change in metal-related assets and liabilities exceeded $245 million in 2000, 1999 and 1998.

The variance in cash flows from investing activities is primarily due to proceeds received from the sale of the Company's metal-joining products business in September 2000, the acquisition of the Targor polyolefin catalyst business in September 2000, proceeds received from the sale and leaseback of the Company's principal executive and administrative offices in December 1998 and the acquisition of the Mallinckrodt businesses in May 1998.

The variance in cash flows from financing activities was impacted by the repayment of long-term debt in the third quarter of 2000 and increased short-term borrowings in 1999 to fund a major share repurchase.

Management believes that existing sources of capital, together with cash flows from operations, will be sufficient to meet foreseeable cash flow requirements.

MARKET-RISK SENSITIVE TRANSACTIONS

The Company is exposed to market risks arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. In the normal course of business, the Company uses a variety of techniques and instruments, including derivatives, as part of its overall risk management strategy. The Company enters into derivative agreements with a diverse group of major financial and other institutions with individually determined credit limits to reduce exposure to the risk of nonperformance by counterparties.

INTEREST RATE RISK

The Company uses sensitivity analysis to assess the market risk of its debt-related financial instruments and derivatives. Market risk is defined here as the potential change in the fair value of debt resulting from an adverse movement in interest rates. The fair value of the Company's total debt was $739.9 million at December 31, 2000 and $931.0 million at December 31, 1999 based on average market quotations of price and yields provided by investment banks. A 100 basis-point increase in interest rates could result in a reduction in the fair value of total debt of $17.3 million at December 31, 2000 compared with $21.8 million at December 31, 1999.

Also, the Company uses interest-rate derivatives to help achieve its fixed and floating rate debt objectives. In 2000, the Company did not enter into any interest rate derivative agreements. During 1999, the Company entered into two forward treasury lock agreements with a total notional value of $100 million, which were settled in September and October of 1999. As of December 31, 1998, the Company had two forward treasury lock agreements with a total notional value of $100 million, both of which were settled in March 1999.

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

The Company uses sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined here as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. A 10% adverse movement in foreign currency rates could result in a net loss of $23.6 million at December 31, 2000 compared with $9.1 million at December 31, 1999 on the Company's foreign currency forward contracts. However, since the Company limits the use of foreign currency derivatives to the hedging of contractual foreign currency payables and receivables, this loss in fair value for those instruments generally would be offset by a gain in the value of the underlying payable or receivable.

A 10% adverse movement in foreign currency rates could result in an unrealized loss of $103.6 million at December 31, 2000 compared with $79.4 million at December 31, 1999 on the Company's net investment in foreign subsidiaries and affiliates. However, since the Company views these investments as long term (except for Engelhard-CLAL as the Company is in the process of liquidating all or part of its investment in this joint venture), the Company would not expect such a loss to be realized in the near term.

COMMODITY PRICE RISK

In closely monitored situations, for which exposure levels and transaction size limits have been set by senior management, the Company from time to time holds large, unhedged industrial commodity positions that are subject to future market fluctuations. Such positions may include varying levels of derivative commodity instruments. All unhedged industrial commodity transactions are monitored and marked-to-market daily, as necessary. All other industrial commodity transactions are hedged on a daily basis, using forward, future, option or swap contracts to substantially eliminate the exposure to price risk.

The Company has performed a "value-at-risk" analysis on all of its commodity assets and liabilities. The "value-at-risk" calculation is a statistical model that uses historical price and volatility data to predict market risk on a one-day interval with a 95% confidence level. While the "value-at-risk" models are relatively sophisticated, the quantitative information generated is limited by the historical information used in the calculation. For example, the volatility in the platinum and palladium markets in 2000 and 1999 was greater than historical norms. Therefore, the Company uses this model only as a supplement to other risk management tools and not as a substitute for the experience and judgment of senior management and dealers who have extensive knowledge of the markets and adjust positions and revise strategies as the markets change. Based on the "value-at-risk" analysis, the maximum potential one-day loss in fair value was approximately $4.8 million as of December 31, 2000 compared with $3.9 million as of December 31, 1999.

CAPITAL EXPENDITURES, COMMITMENTS AND CONTINGENCIES

Capital projects are designed to maintain capacity, expand operations, improve efficiency or protect the environment. Capital expenditures amounted to $136.6 million in 2000, $102.0 million in 1999 and $116.5 million in 1998.
Capital expenditures in 2001 are expected to be approximately $165 million. For information about commitments and contingencies, see Note 18, "Environmental Costs" and Note 19, "Litigation and Contingencies."

DIVIDENDS AND CAPITAL STOCK

The annualized common stock dividend rate at the end of 2000, 1999 and 1998 was $0.40 per share.

JAPAN FRAUD UPDATE/PERU UPDATE

See Note 19, "Litigation and Contingencies," for a discussion of Japan and Peru.

SPECIAL AND OTHER CHARGES

See Note 4, "Special and Other Charges," for a discussion of the Company's special and other charges.

OTHER MATTERS

In June 1998, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delayed the required adoption of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)." These standards require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, depending on the designation of the derivative.

Adoption of these statements in the first quarter of 2001 did not have a material effect on the Company's results of operations, financial position, cash flows or equity. The Company does not expect them to have a material effect on results of operations, financial position, cash flows or equity.

While the Company engages in economic hedging of metal positions, it does not plan to avail itself of the hedge accounting provisions of the new statements. Accordingly, present accounting policies are relatively unchanged by the new statements.

FORWARD-LOOKING STATEMENTS

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

                              ENGELHARD CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS




Year ended December 31 (in thousands, except per-share amounts)           2000             1999              1998
                                                                     -----------      -----------       ------------

Net sales                                                            $ 5,542,648      $ 4,488,007       $ 4,246,638
Cost of sales                                                          4,812,450        3,843,950         3,596,709
                                                                     -----------      -----------       ------------
   Gross profit                                                          730,198          644,057           649,929
Selling, administrative and other expenses                               382,287          328,242           340,556
Special charge                                                            82,548                -                 -
                                                                     -----------      -----------       ------------
   Operating earnings                                                    265,363          315,815           309,373
Equity in earnings of affiliates                                          24,187           16,266            10,077
Gain on sale of investments and land, net                                 18,786            8,592                 -
Interest expense, net                                                    (62,649)         (56,555)          (58,887)
                                                                     -----------      -----------       ------------
     Earnings before income taxes                                        245,687          284,118           260,563
Income tax expense                                                        77,391           86,656            73,479
                                                                     -----------      -----------       -----------
     Net earnings                                                    $   168,296      $   197,462       $   187,084
                                                                     ===========      ===========       ============
       Basic earnings per share                                      $      1.33      $      1.49       $      1.30
       Diluted earnings per share                                    $      1.31      $      1.47       $      1.29
                                                                     ===========      ===========       ============
Average number of shares outstanding - basic                             126,351          132,432           144,157
                                                                     ===========      ===========       ============
Average number of shares outstanding - diluted                           128,141          134,590           145,366
                                                                     ===========      ===========       ============





          See accompanying Notes to Consolidated Financial Statements.

                              ENGELHARD CORPORATION
                           CONSOLIDATED BALANCE SHEETS


December 31 (in thousands)                               2000            1999
--------------------------                          ---------------------------
Assets
   Cash                                             $   33,534      $   54,375
   Receivables, net of allowances of
     $6,534 and $5,217, respectively                   459,753         394,338
   Committed metal positions                           720,659         467,768
   Inventories                                         371,767         359,153
   Other current assets                                155,992         121,672
                                                    ---------------------------
     Total current assets                            1,741,705       1,397,306
   Investments                                         200,070         182,184
   Property, plant and equipment, net                  767,687         871,900
   Intangible assets, net                              302,843         325,544
   Other noncurrent assets                             154,527         143,590
                                                    ---------------------------
     Total assets                                   $3,166,832      $2,920,524
                                                    ===========================

Liabilities and Shareholders' Equity
   Short-term borrowings                            $  502,172      $  452,029
   Accounts payable                                    220,827         246,016
   Hedged metal obligations                            676,460         497,800
   Other current liabilities                           427,240         268,978
                                                    ---------------------------
     Total current liabilities                       1,826,699       1,464,823
   Long-term debt                                      248,566         499,466
   Other noncurrent liabilities                        217,000         191,845
                                                    ---------------------------
     Total liabilities                               2,292,265       2,156,134
                                                    ---------------------------

Shareholders' equity:
   Preferred stock, no par value, 5,000 shares
     authorized and unissued                                 -               -
   Common stock, $1 par value, 350,000 shares
     authorized and 147,295 shares issued              147,295         147,295
   Retained earnings                                 1,122,377       1,000,473
   Treasury stock, at cost, 20,662 and 21,414
     shares, respectively                             (344,036)       (352,282)
   Accumulated other comprehensive loss                (51,069)        (31,096)
                                                    ---------------------------
     Total shareholders' equity                        874,567         764,390
                                                    ---------------------------
     Total liabilities and shareholders' equity     $3,166,832      $2,920,524
                                                    ===========================


          See accompanying Notes to Consolidated Financial Statements.

                              ENGELHARD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended December 31 (in thousands)                                      2000             1999            1998
                                                                        -----------------------------------------------
Cash flows from operating activities
   Net earnings                                                         $168,296         $197,462        $187,084
   Adjustments to reconcile net earnings to
     net cash provided by operating activities
       Depreciation and depletion                                        103,326           98,328          88,374
       Amortization of intangible assets                                  13,733           13,296          12,557
       Gain on sale of investments and land, net                         (18,786)          (8,592)              -
       Equity results, net of dividends                                  (19,823)         (13,835)         (8,055)
       Net change in assets and liabilities
         Metal related                                                  (115,569)          83,033         (71,859)
         All other                                                        48,878          (20,685)        (31,389)
                                                                        -----------------------------------------------
         Net cash provided by operating activities                       180,055          349,007         176,712
                                                                        -----------------------------------------------
Cash flows from investing activities
   Capital expenditures                                                 (136,579)        (101,957)       (116,460)
   Proceeds from sale of investments and land                             52,811           12,764           1,018
   Proceeds from sale and leaseback                                            -                -          67,168
   Acquisitions and other investments                                    (40,095)          (3,142)       (244,780)
   Other                                                                     838              368           5,850
                                                                        -----------------------------------------------
         Net cash used in investing activities                          (123,025)         (91,967)       (287,204)
                                                                        -----------------------------------------------
Cash flows from financing activities
   Increase in short-term borrowings                                          77          102,825           5,349
   Increase/(decrease) in hedged metal obligations                        69,188          (79,525)         39,743
   Proceeds from issuance of long-term debt                                    -          100,773         115,605
   Repayment of long-term debt                                          (104,132)          (4,500)              -
   Purchase of treasury stock                                                (71)        (298,032)         (8,411)
   Stock bonus and option plan transactions                               11,400            7,455          11,021
   Dividends paid                                                        (51,002)         (52,658)        (57,842)
                                                                        -----------------------------------------------
         Net cash (used in)/provided by financing activities             (74,540)        (223,662)        105,465
Effect of exchange rate changes on cash                                   (3,331)          (1,342)         (1,399)
                                                                        -----------------------------------------------
         Net (decrease)/increase in cash                                 (20,841)          32,036          (6,426)
         Cash at beginning of year                                        54,375           22,339          28,765
                                                                        -----------------------------------------------
         Cash at end of year                                            $ 33,534         $ 54,375        $ 22,339
                                                                        ===============================================

          See accompanying Notes to Consolidated Financial Statements.

                              ENGELHARD CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                              Accumulated
                                                                                                 other         Total
                                            Common     Retained   Treasury   Comprehensive   comprehensive  shareholders'
(in thousands, except per-share amounts)     stock     earnings     stock    income/(loss)   income/(loss)     equity
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997               $147,295    $726,082   $(45,992)                    $(42,125)      $785,260
Comprehensive income/(loss):
  Net earnings                                          187,084                $187,084                        187,084
                                                                                -------
  Other comprehensive income/(loss):
     Foreign currency translation adjustments                                    12,067
     Minimum pension liability adjustment                                        (3,916)
                                                                                -------
  Other comprehensive income                                                      8,151           8,151          8,151
                                                                                -------
Comprehensive income                                                            195,235
                                                                                =======
Dividends ($0.40 per share)                             (57,842)                                               (57,842)
Treasury stock acquired                                             (8,411)                                     (8,411)
Adoption of Rabbi Trust                                  (3,603)   (20,103)                                    (23,706)
Stock bonus and option plan transactions                  1,528      9,493                                      11,021
                                           ----------------------------------------------------------------------------
Balance at December 31, 1998                147,295     853,249    (65,013)                     (33,974)       901,557
Comprehensive income/(loss):
  Net earnings                                          197,462                 197,462                        197,462
                                                                                -------
  Other comprehensive income/(loss):
     Foreign currency translation adjustments                                       (18)
     Minimum pension liability adjustment                                         2,896
                                                                                -------
  Other comprehensive income                                                      2,878           2,878          2,878
                                                                                -------
Comprehensive income                                                            200,340
                                                                                =======
Dividends ($0.40 per share)                             (52,658)                                               (52,658)
Treasury stock acquired                                            (298,032)                                  (298,032)
Stock bonus and option plan transactions                  2,420      10,763                                     13,183
                                           ----------------------------------------------------------------------------
Balance at December 31, 1999                147,295   1,000,473   (352,282)                     (31,096)       764,390
Comprehensive income/(loss):
  Net earnings                                          168,296                 168,296                        168,296
                                                                                -------
  Other comprehensive income/(loss):
     Foreign currency translation adjustments                                   (20,993)
     Minimum pension liability adjustment                                         1,020
                                                                                -------
  Other comprehensive loss                                                      (19,973)        (19,973)       (19,973)
                                                                                -------
Comprehensive income                                                           $148,323
                                                                                =======
Dividends ($0.40 per share)                             (51,002)                                               (51,002)
Treasury stock acquired                                                 (71)                                       (71)
Stock bonus and option plan transactions                  4,610       8,317                                     12,927
                                           ----------------------------------------------------------------------------
Balance at December 31, 2000               $147,295  $1,122,377   $(344,036)                   $(51,069)      $874,567
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

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
Cash equivalents include all investments purchased with an original maturity of three months or less and have virtually no risk of loss in value.

INVENTORIES
Inventories are stated at the lower of cost or market. The elements of cost include direct labor and materials, variable overhead and fixed manufacturing overhead. The cost of owned precious-metal inventories is determined using the last-in, first-out (LIFO) method of inventory valuation. The cost of other inventories is principally determined using either the average cost or the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT
Property, plant, and equipment are stated at cost. Depreciation of buildings and equipment are provided primarily on a straight-line basis over the estimated useful lives of the assets. Buildings and building improvements are depreciated over 20 years, while machinery and equipment is depreciated based on lives varying from 3 to 10 years. Depletion of mineral deposits and mine development are provided under the units-of-production method. When assets are sold or retired, the cost and related accumulated depreciation is removed from the accounts, and any gain or loss is included in earnings. The Company continually evaluates the reasonableness of depreciation of its fixed assets. If it becomes probable that expected future undiscounted cash flows associated with these assets are less than their carrying value, the assets are written down to their fair value.

INTANGIBLE ASSETS
Identifiable intangible assets, such as patents and trademarks, are amortized using the straight-line method over their estimated useful lives. Goodwill is amortized over periods up to 40 years using the straight-line method. The Company recorded amortization expense of $13.7 million in 2000, $13.3 million in 1999 and $12.6 million in 1998. Accumulated amortization amounted to $60.4 million and $46.7 million at December 31, 2000 and December 31, 1999, respectively. Included in intangible assets is net goodwill that amounted to $248.4 million and $290.1 million at December 31, 2000 and December 31, 1999, respectively. The Company continually evaluates the reasonableness of its amortization of intangibles. In addition, if it becomes probable that expected future undiscounted cash flows associated with intangible assets are less than their carrying value, the assets are written down to their fair value.

In 2000, the Company wrote-off goodwill of $30.4 million as follows: in the first quarter, the Company wrote-off $6.0 million of goodwill associated with the divestiture of its International Dioxide, Inc. (IDI) business unit; in the third quarter, the Company wrote-off $21.9 million of goodwill related to the impairment of its HexCore business unit; and, in the fourth quarter, the Company wrote-off $2.5 million of goodwill as part of its fourth-quarter special charge related to the impairment of its colors business.

COMMITTED METAL POSITIONS AND HEDGED METAL OBLIGATIONS
Committed metal positions reflect the fair value of metal owned by the Company (other than LIFO inventory) and the fair market value of contracts undertaken to economically hedge price exposures related to a portion of these metals (see Note 8, "Committed Metal Positions and Hedged Metal Obligations" for further detail). Hedged metal obligations are valued at fair value and are comprised of amounts due for metal purchased forward as an economic hedge and amounts representing losses under forward sales and similar derivative transactions undertaken as economic hedges.

To the extent metal prices increase subsequent to a spot purchase that has been hedged, the Company will record a gain while marking the spot metal to market and recognize a loss related to the fair value of the derivative instrument. The aggregate fair value of derivataives in a loss position will be classified as part of hedged metal obligations at the balance sheet date while the spot gains will be included in committed metal positions. Should the reverse occur and the metal prices decrease, the resultant gain on the derivative will be offset against the spot loss within committed metal positions. The reason for this seemingly divergent treatment is that a liability to the counterparty will have been incurred with respect to any derivative instrument in a loss position.

Both spot metal and the so-called derivative instruments used in hedging
(e.g. forwards, futures, swaps and options) are stated at market or fair value. Fair value is generally based on listed market prices. If listed market prices are not available or if liquidating the Company's positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations and price quotations in different markets, including markets located in different geographic areas. Any change in value, realized or unrealized, is recognized in gross profit in the period of the change.

In closely monitored situations, for which exposure levels and transaction size limits have been set by senior management, the Company from time to time holds large unhedged industrial commodity positions that are subject to future market fluctuations. Such positions may include varying levels of derivative commodity instruments. All unhedged industrial commodity transactions are monitored and marked-to-market daily, as necessary. The portion of this metal that has not been hedged is therefore subject to price risk and is disclosed in
Note 8, "Committed Metal Positions and Hedged Metal Obligations."

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

REVENUE RECOGNITION
Revenues are recognized on sales of product at the time the goods are shipped or when risks of ownership have passed to the customer. In limited situations, revenue is recognized on a bill-and-hold basis as title passes to the customer before shipment of goods. These bill-and-hold sales meet the criteria for revenue recognition. Sales recognized on a bill-and-hold basis were approximately $13.6 million in 2000, $12.9 million in 1999 and $10.8 million in 1998.

In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," adopted by the Company in the fourth quarter of 2000, the Company reports amounts billed to customers for shipping and handling fees as sales in the Company's "Consolidated Statements of Earnings." Costs incurred by the Company for shipping and handling fees are reported as cost of sales.

SALES AND COST OF SALES
Some of the Company's businesses use precious metals in their manufacturing processes. Precious metals are included in sales and cost of sales if the metal has been supplied by the Company. Often, customers supply the precious metals for the manufactured product. In those cases, precious-metals values are not included in sales or cost of sales. The mix of such arrangements and the extent of market-price fluctuations can significantly affect the reported level of sales and cost of sales, but there is no direct correlation between year-to-year changes in reported sales and operating earnings.

In addition, sales and purchases of precious metals to/from industrial and refining customers are transacted through the Company's Materials Services segment and are recorded in sales and cost of sales. Secondarily, and usually as a consequence of the above transactions, the Company also engages in precious-metals sourcing with other counterparties. In these cases, the precious-metals values are generally included in sales and cost of sales only to the extent that the Company has added value by changing the physical form of the metal. For all Materials Services activities, an unrealized gain or loss is recorded as an element of cost of sales based on changes in the market value of the Company's positions.

INCOME TAXES
Deferred income taxes reflect the differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

EQUITY METHOD OF ACCOUNTING
The Company's investments in 20%-to 50%-owned companies in which it has the ability to exercise significant influence over operating and financial policies are accounted for using the equity method. Accordingly, the Company's share of the earnings of these companies is included in consolidated net income. Investments in other companies are carried at cost.

FOREIGN CURRENCY TRANSLATION
The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The resulting translation adjustments are recorded as a component of shareholders' equity. Gains or losses resulting from foreign currency transactions are included in the Company's "Consolidated Statements of Earnings."

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

Natural gas futures contracts are used as a hedge to protect a portion of manufacturing costs against the volatility of natural gas pricing over future periods. The ultimate maturities of the contracts are timed to coincide with the expected usage of natural gas in the Company's manufacturing operations.

The use of derivative metal instruments is discussed on page 31 under "Committed Metal Positions and Hedged Metal Obligations." To the extent that the maturities of these instruments are mismatched, the Company may be exposed to cash interest rates. This exposure is mitigated through use of Eurodollar futures that are marked-to-market daily along with the underlying commodity instruments.

STOCK OPTION PLANS
The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) in 1997. In conjunction with the adoption, the Company will continue to apply the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" with pro forma disclosure of net income and earnings per share as if the fair-value-based method prescribed by SFAS 123 had been applied. In general, no compensation cost related to these plans is recognized in the Company's "Consolidated Statements of Earnings."

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are charged to expense as incurred and were $82.8 million in 2000, $77.9 million in 1999 and $69.8 million in 1998. These costs are included within "selling, administrative and other expenses" in the Company's "Consolidated Statements of Earnings."

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delayed the required adoption of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)." These standards require that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, depending on the designation of the derivative.

Adoption of these statements in the first quarter of 2001 did not have a material effect on the Company's results of operations, financial position, cash flows or equity. The Company does not expect them to have a material effect on results of operations, financial position, cash flows or equity.

While the Company engages in economic hedging of metal positions, it does not plan to avail itself of the hedge accounting provisions of the new statements. Accordingly, present accounting policies are relatively unchanged by the new statements.

2.   SIGNIFICANT SHAREHOLDER TRANSACTION

In May 1999, the Company purchased approximately 18 million of its shares owned by Minorco, which represented approximately 13% of the Company's total shares outstanding at that time. The remainder of Minorco's stake (28 million shares) was sold in a secondary public offering. Minorco compensated the Company for costs and other expenses related to the secondary offering and the purchase of the shares. The Company financed the share repurchase with short-term debt.

3.   ACQUISITIONS AND DIVESTITURES

During 2000, the Company recorded a gain of $24.8 million ($17.0 million after tax or $0.13 per share on a diluted basis) on the sale of its metal-joining products business located in Warwick, Rhode Island. In addition, the Company recorded a loss of $6.0 million ($4.1 million after tax or $0.03 per share on a diluted basis) associated with the divestiture of the International Dioxide, Inc. (IDI) business unit.

In September 2000, the Company acquired a polyolefin catalyst business located in Tarragona, Spain from Targor GmbH, a subsidiary of BASF AG, for approximately $35 million. As part of the acquisition, the Company obtained a supply agreement to become the exclusive supplier of polyolefin catalysts to Novolen Technology Holdings C.V. This acquisition was recorded under the purchase method of accounting. The results of operations of this acquisition, integrated into the Process Technologies segment, are included in the accompanying consolidated financial statements from the date of acquisition. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on their fair values, while the remaining balance was recorded as an intangible asset and is being amortized over 15 years. Pro forma information is not provided since the impact of the acquisition does not have a material effect on the Company's results of operations, cash flows or financial position.

During 1999, the Company sold its hydroprocessing joint venture, its metal-plating business, its Mearlcrete concrete foaming agent business, and certain land and mineral rights located in Talladega County, Alabama. These sales resulted in gains of $13.2 million ($9.2 million after tax or $0.06 per share on a diluted basis). In addition, the Company reduced the carrying value of its investment in Engelhard Highland Private Ltd. to its estimated net realizable value of $1.0 million and accordingly recorded a loss of $4.6 million ($3.2 million after tax or $0.02 per share on a diluted basis).

In March 1999, the Company acquired the effect-pigment product line of ISP for approximately $11.5 million. This acquisition expanded the Company's effect-pigments line. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The results of operations of this product line, integrated into the Appearance and Performance Technologies segment, are included in the accompanying consolidated financial statements from the date of acquisition.

In May 1998, the Company acquired the chemical catalyst businesses of Mallinckrodt Inc. for approximately $210 million in cash. The Company financed the acquisition with a combination of commercial paper and bank borrowings. The purchase price exceeded the assessment of the fair value of net assets acquired by approximately $90 million, which is being amortized on a straight-line basis over 40 years. The results of operations of the Mallinckrodt businesses, integrated into the Process Technologies segment, are included in the accompanying consolidated financial statements from the date of acquisition.

In January 1998, the Company acquired the pearlescent pigments business of Semo Chemical Company for approximately $13.5 million. This acquisition expanded the Company's effect-pigments business. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized on a straight-line basis over 25 years. The results of operations of this business, integrated into the Appearance and Performance Technologies segment, are included in the accompanying consolidated financial statements from the date of acquisition.

4.   SPECIAL AND OTHER CHARGES

The Company recorded special and other charges of $134.2 million ($92.0 million after tax or $0.72 per share on a diluted basis) in 2000 for a variety of events. The following table sets forth the impact of these charges in the Company's 2000 "Consolidated Statements of Earnings:"

                                                 Third Quarter        Fourth Quarter
FINANCIAL IMPACT                                 Special and          Special and
(in millions, except per share amounts)          Other Charges        Other Charges          Total
                                                 -------------        -------------       -------------
Cost of sales                                    $      -             $  (27.1)           $  (27.1)
Selling, administrative and other expenses              -                (23.8)              (23.8)
Special charge                                      (24.6)               (57.9)              (82.5)
                                                 -------------        -------------       -------------
   Operating loss                                   (24.6)              (108.8)             (133.4)
Equity in losses of affiliates                          -                 (0.8)               (0.8)
                                                 -------------        -------------       -------------
   Loss before income taxes                         (24.6)              (109.6)             (134.2)
Income tax benefit                                    7.7                 34.5                42.2
                                                 -------------        -------------       -------------
   Net loss                                      $  (16.9)            $  (75.1)           $  (92.0)
                                                 -------------        -------------       -------------
   Diluted loss per share                        $  (0.13)            $  (0.59)           $  (0.72)
                                                 -------------        -------------       -------------

The 2000 special and other charges are described below:

The Environmental Technologies segment incurred charges of $15.4 million, primarily related to additional provisions for warranty costs associated with the segment's stationary-source, emission-control capital equipment business, which was sold in 1998.

The Process Technologies segment incurred charges of $5.5 million, primarily for the write-off of the unamortized balance of a customer supply agreement recognized in connection with the acquisition of the chemical catalyst businesses of Mallinckrodt Inc. in 1998. The Company does not expect future deliveries under the contract.

The Appearance and Performance Technologies segment incurred charges of $50.5 million, including the write-down of assets of $30.4 million in the segment's colors business, the write-off of $4.6 million of obsolete inventory within the segment's minerals business, charges of $3.6 million related to the Company's decision to divest its 50%-owned interest in the Dnipro Kaolin (Ukraine) joint venture, which had previously generated immaterial losses, charges of $3.5 million related to the write-off of an obsolete computer system and other charges of $8.4 million.

As a result of declining sales, a shift in product mix to higher volume, low-gross-profit products and severe price pressure for all product lines, the colors business continued operating at a loss in 2000. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of," the Company performed an impairment review of its long-lived assets. During the fourth quarter of 2000, the Company determined that the estimated future undiscounted cash flows of the segment's colors business were below the carrying value of its assets. Accordingly, the Company adjusted the carrying value of the long-lived assets and goodwill to their estimated fair values. The estimated fair values of the machinery and equipment and goodwill were based on anticipated future cash flows discounted at a rate commensurate with the Company's estimated cost of capital. The resulting impairment charge consisted primarily of a write-down of machinery and equipment.

Based on a reassessment of the volumes of usable crude kaolin contained in stockpiles in Middle Georgia, a determination was made to adjust quantities downward resulting in a charge of $4.6 million. Crude kaolin is used to produce high-quality pigments and additives for a variety of end markets.

Within the Company's "All Other" category, the Company incurred special and other charges of $62.8 million, primarily related to the decision to exit from its residual, desiccant-based, climate-control-system business. This business was comprised of the Company's HexCore subsidiary and a cost-based investment in Fresh Air Solutions, a limited partnership. These charges primarily result from asset write-offs and recognition of the Company's obligation under a guarantee. Revenues and net losses from the HexCore subsidiary were immaterial for each of the three years ended December 31, 2000.

In 1999, the Company recorded severance costs of $5.4 million and asset impairments of $3.7 million associated with a restructuring of the Company's business groups and for severance at three of the Company's manufacturing facilities. The severance charges related to the elimination of 72 positions. In 1999, the Company recognized charges of $3.7 million relating to closure costs at the Company's Salt Lake City facility of approximately $2.3 million, as well as an impairment to goodwill of $1.4 million relating to the sensor technologies business unit. The Company sold its sensor technologies business in February 2000. The proceeds of $6.5 million approximated the remaining net realizable value.

The Company's pre-1998 restructuring charge included a $5.0 million impairment relating to the Company's Salt Lake City facility and $3.8 million for environmental remediation costs for its Harvard-Denison site in Cleveland, Ohio. In 1999, the Company restored the carrying value of the Salt Lake City facility to its original book value of $5.0 million based on a third party offer and independent appraisal. In 2000, the Company sold a portion of this facility. With regard to Harvard-Denison, the Company believes the site qualifies for the Government's Formerly Utilized Sites Remedial Action Program (FUSRAP) and, as a result, the government would be responsible for future remediation. Accordingly, the Company reversed $3.8 million as a special credit in 1999.

The following table sets forth the components of the Company's reserves for restructuring and other costs:

RESTRUCTURING AND OTHER RESERVES         Separations                     Other

(in millions)                      Pre-1998     1999    2000     Pre-1998    1999    2000     Total
                                  --------------------------    -------------------------------------

Balance at December 31, 1997          $11.2    $ --    $ --         $10.8    $ --     $ --    $22.0
Cash spending, net                     (4.7)     --      --          (5.8)     --       --    (10.5)
Asset write-offs                         --      --      --          (1.9)     --       --     (1.9)
                                  -------------------------------------------------------------------

Balance at December 31, 1998            6.5      --      --           3.1      --       --      9.6
Cash spending, net                     (0.5)   (3.4)     --          (2.9)     --       --     (6.8)
(Reversal)/provision                   (4.8)    5.4      --           4.8      0.9      --      6.3
                                  -------------------------------------------------------------------

Balance at December 31, 1999            1.2     2.0      --           5.0      0.9      --      9.1
Cash spending, net                     (0.9)   (1.4)     --          (4.1)    (0.6)     --     (7.0)
Provision                                --      --     1.1            --       --     31.4(a) 32.5
                                  -------------------------------------------------------------------
Balance at December 31, 2000           $0.3    $0.6    $1.1          $0.9     $0.3    $31.4   $34.6
                                  ===================================================================

(a)  Primarily related to warranty and restructuring charges.

The non-separation-related cash spending for pre-1998 restructuring and other liabilities for each of the three years ended December 31, 2000, 1999, and 1998 consisted primarily of costs associated with the shutdown of the Union and Newark, New Jersey sites, the Attapulgus, Georgia attapulgite operations and the Plainville, Massachusetts site. The remaining balance in the pre-1998 restructuring and other reserves consists of shutdown costs for the Union, New Jersey, and Plainville, Massachusetts sites, as well as the attapulgite operations in Attapulgus.

The non-separation restructuring and other cost provision made prior to 1998 consists primarily of costs associated with the shutdown of the facilities to be closed in connection with the Process Technologies and Environmental Technologies segments and certain warranty obligations associated with the sold Environmental Technologies stationary-source, emission-control capital equipment business. Non-separation-related cash spending associated with these liabilities for the year ended December 31, 2000 consisted of payments concerning completion of the shutdown of the facilities and the satisfaction of warranty obligations.

5.   INVENTORIES

Inventories consist of the following:

INVENTORIES
(in millions)                                     2000              1999
                                                 ------------------------
Raw materials                                    $ 81.1            $ 84.2
Work in process                                    76.7              53.0
Finished goods                                    190.8             195.7
Precious metals                                    23.2              26.3
                                                 ------------------------
Total inventories                                $371.8            $359.2
                                                 ========================

The majority of the Company's physical metal is carried in committed metal positions with the remainder carried in inventory. All precious-metal inventories are stated at LIFO cost. The market value of the precious-metals inventories exceeded cost by $254.1 million and $115.3 million at December 31, 2000 and 1999, respectively. Net earnings include after-tax gains of $2.5 million in 2000, $2.2 million in 1999, and $4.9 million in 1998 from the sale of inventory accounted for under the LIFO method.

In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms.

6.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

PROPERTY, PLANT AND EQUIPMENT
(in millions)                                        2000         1999
                                                 ---------------------
Land                                             $   27.9     $   30.4
Buildings and building improvements                 203.3        213.2
Machinery and equipment                           1,330.8      1,438.5
Construction in progress                            101.3         67.1
Mineral deposits and mine development                74.3         80.4
                                                 ---------------------
                                                  1,737.6      1,829.6
Accumulated depreciation and depletion              969.9        957.7
                                                 ---------------------
Property, plant and equipment, net               $  767.7     $  871.9
                                                 =====================

Mineral deposits and mine development consist of industrial mineral reserves such as kaolin, attapulgite and mica. The Company does not own any mining reserves or conduct any mining operations with respect to platinum, palladium or other metals.

In 2000, the Company entered into a sale-leaseback transaction for machinery and equipment that is used in the Process Technologies segment. This lease is being accounted for as an operating lease.

The Company capitalized interest of $3.9 million in 2000, $2.6 million in 1999 and $1.9 million in 1998.

7.   INVESTMENTS
The Company has investments in affiliates that are accounted for under the equity method. The more significant of these investments are Engelhard-CLAL, N.E. Chemcat Corporation (N.E. Chemcat) and Heesung-Engelhard. Engelhard-CLAL, a 50%-owned joint venture, manufactures and markets certain products containing precious metals. N.E. Chemcat is a 38.8%-owned, publicly traded Japanese corporation and a leading producer of automotive and chemical catalysts, electronic chemicals and other precious-metal-based products. Heesung-Engelhard, a 49% Korean-owned joint venture, manufactures and markets catalyst products for automobiles.

In the first quarter of 1999, the Company sold its investment in Acreon Catalysts, a hydroprocessing joint venture. The Company recorded a gain of $1.0 million ($0.7 million after tax).

The summarized unaudited financial information below represents an aggregation of the Company's nonsubsidiary affiliates on a 100% basis, unless otherwise noted:

FINANCIAL INFORMATION (unaudited)
(in millions)                                     2000       1999     1998
--------------------------------------------------------------------------------
Earnings data:
  Revenue                                      $1,886.1   $1,553.2  $1,540.7
  Gross profit                                    195.2      156.1     151.8
  Net earnings                                     60.2       37.1      14.3
  Engelhard's equity in net earnings
    of affiliates                                  24.2       16.3      10.1
Balance sheet data:
  Current assets                               $  609.2   $  513.0
  Noncurrent assets                               213.7      209.1
  Current liabilities                             301.5      232.6
  Noncurrent liabilities                           62.9       67.7
  Net assets                                      458.5      421.8
  Engelhard's equity in net assets                193.9      179.0


The Company's share of undistributed earnings/losses of affiliated companies included in consolidated retained earnings were earnings of $60.3 million as of December 31, 2000 and $40.5 million as of December 31, 1999, and a loss of $5.4 million as of December 31, 1998. Dividends from affiliated companies were $4.4 million in 2000, $2.4 million in 1999 and $2.0 million in 1998.

As of December 31, 2000, the Company's accumulated other comprehensive loss included a foreign currency translation loss of approximately $13.5 million relating to its Engelhard-CLAL joint venture. The Company is currently in the process of liquidating all or a part of its Engelhard-CLAL joint venture. Upon complete liquidation of the Company's investment in Engelhard-CLAL, the Company will recognize the foreign currency translation amount relating to Engelhard-CLAL in current earnings with an offsetting credit to other comprehensive income in accordance with accounting principles generally accepted in the United States.

8.  COMMITTED METAL POSITIONS AND HEDGED METAL OBLIGATIONS

The following table sets forth the Company's unhedged metal positions included in committed metal positions on the Company's "Consolidated Balance Sheets:"

METAL POSITIONS INFORMATION
(in millions)                             2000                 1999
                                   --------------------------------------
                                     Gross                 Gross
                                   Position   Value      Position  Value
                                   -------------------------------------
Platinum group metals                 Long    $78.4        Long    $65.0
Gold                                  Flat       --        Long      0.2
Silver                                Long      1.3        Long      1.6
Base metals                           Long      5.0        Long      5.3
                                   --------------------------------------
Total unhedged metal positions                $84.7                $72.1
                                   ======================================

The net mark-to-market adjustments related to open unhedged positions were $11.6 million at December 31, 2000 and $8.2 million at December 31, 1999. The net mark-to-market adjustments related to open unhedged positions were not material at December 31, 1998.

Derivative metal and foreign currency instruments used to hedge metal positions and obligations consist of the following:

METAL HEDGING INSTRUMENTS
(in millions)                             2000                     1999
                                ----------------------------------------------
                                      Buy        Sell          Buy        Sell
                                ----------------------------------------------
Metal forwards/futures           $1,244.0    $1,146.6     $1,495.6    $1,026.2
Eurodollar futures                  115.7       104.3         52.9        66.3
Swaps                                16.0        22.7        118.2       177.4
Options                              39.3         8.7         90.2         5.4
Foreign exchange forwards/futures       -       171.2         77.5           -

9.   FINANCIAL INSTRUMENTS

The Company's nonderivative financial instruments consist primarily of cash in banks, temporary investments, accounts receivable and debt. The fair value of financial instruments in working capital approximates book value. The fair value of long-term debt was $237.5 million as of December 31, 2000 and $479.1 million as of December 31, 1999 based on current interest rates, compared with a book value of $248.6 million as of December 31, 2000 and $499.5 million as of December 31, 1999.

The Company believes that its financial instruments do not represent a concentration of credit risk because the Company deals with a variety of major banks worldwide, and its accounts receivable are spread among a number of major industries, customers and geographic areas. In addition, a centralized credit committee reviews significant credit transactions and risk-management issues before the granting of credit, and an appropriate level of reserves is maintained. For the past three-year period, provisions to these reserves were not significant.

FOREIGN CURRENCY INSTRUMENTS
Aggregate foreign transaction gains and losses were not significant for any year presented. The following table sets forth, in U.S. dollars, the Company's open foreign currency forward contracts used for hedging other than metal-related transactions as of the respective year ends (see Note 8, "Committed Metal Positions and Hedged Metal Obligations" for further detail):

FOREIGN CURRENCY FORWARD CONTRACTS INFORMATION
(in millions)
                                        2000                   1999
                                 ---------------------------------------
                                   Buy       Sell          Buy      Sell
                                 ---------------------------------------
Deutsche mark                    $   -     $ 27.7        $   -     $ 0.3
Japanese yen                         -          -         10.7      16.1
French franc                         -        3.0            -         -
Euro                              11.0      142.4            -      50.8
Netherlands guilder                4.1        9.4         39.9      21.2
South Africian rand                  -        4.8            -         -
Peru soles                           -          -            -      10.0
Swedish krona                        -          -            -       0.7
British pound                      6.9          -            -         -
Italian lira                         -        1.6          2.0       4.8
                                 ---------------------------------------
Total open foreign currency
  forward contracts              $22.0     $188.9        $52.6    $103.9
                                 =======================================

None of these contracts exceeds a year in duration, and the net amount of deferred income and expense on foreign currency forward contracts had no impact on the Company's financial position or results of operations in 2000, 1999 and 1998.

10.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At December 31, 2000, the Company had unsecured committed revolving credit agreements for $600 million and $200 million with a group of major North American banks and foreign banks. The $600 million agreement expires in April 2002, and the $200 million agreement expires in May 2001. In connection with these credit facilities, the Company has agreed to certain covenants, none of which is considered by Management to be restrictive to the operations of the Company. Facility fees are paid to the bank group for these lines. Renewal of both agreements are under consideration by Management.

At December 31, 2000 and 1999, short-term bank borrowings were $153.0 million and $229.9 million, respectively. Weighted-average interest rates were 6.4%, 5.2% and 5.5% during 2000, 1999, and 1998, respectively. At December 31, 2000 and 1999, long-term debt due within one year was $150.1 million and $100.1 million, respectively.

At December 31, 2000 and 1999, commercial paper borrowings were $199.1 million and $122.0 million, respectively. Weighted-average interest rates were 6.3%, 5.1% and 5.5% during 2000, 1999 and 1998, respectively.

Additional unused, uncommitted lines of credit available exceeded $680 million at December 31, 2000. The Company's lines of credit with its banks are available in accordance with normal terms for prime commercial borrowers and are not subject to commitment fees or other restrictions.

In July 1998, the Company filed a shelf registration for $300 million. Plans to issue debt under the shelf registration are under consideration.

The following table sets forth the components of long-term debt:

DEBT INFORMATION
(in millions)                                                   2000     1999
                                                              ---------------
Notes, with a weighted-average interest rate of 6.53%,
  due 2000                                                    $    -   $ 99.9
Notes acquired, with a weighted-average interest rate
  of 12.0%, due 2003-2006                                       14.1     14.1
7% Notes, due 2001, net of discount                            149.9    149.6
7.375% Notes, due 2006, net of discount                         99.6     99.5
6.95% Notes, due 2028, net of discount                         118.5    118.4
Bank Debt, 7.25%, due 2000-2004                                    -    100.8
Industrial revenue bonds, 5.375%, due 2006                       6.5      6.5
Industrial revenue bonds, variable rate, due 2020                8.5      8.6
Foreign bank loans with a weighted-average interest
  rate of 7.0%, due 2000-2001                                    1.1      1.2
Other, with weighted-average rate of 5.9%, due 2000-2007         0.5      1.0
                                                              ---------------
                                                               398.7    599.6
Amounts due within one year                                    150.1    100.1
                                                              ---------------
Total long-term debt                                          $248.6   $499.5
                                                              ===============


As of December 31, 2000, the aggregate maturities of long-term debt for the succeeding five years are as follows: $150.1 million in 2001, $1.1 million in 2002, $0.1 million in 2003, $0.1 million in 2004, $0.1 million in 2005 and
$247.2 million thereafter.

Net interest expense was $62.6 million in 2000, compared with $56.6 million in 1999 and $58.9 million in 1998. Net interest expense in 1999 included a reduction of $7.1 million resulting from the settlement of treasury lock positions that were entered into to hedge anticipated long-term borrowings that never occurred. Excluding this reduction from 1999, net interest expense in 2000 decreased due to decreased borrowings, partially offset by increased interest rates; exclusive of the reduction from treasury locks, net interest expense in 1999 increased from 1998 levels primarily due to increased borrowings related to a major share repurchase in May 1999 and an increase in interest rates. Interest income was $2.1 million in 2000, $2.9 million in 1999 and $2.3 million in 1998.

11.  INCOME TAXES

The components of income tax expense are shown in the following table:

Income Tax Expense
(in millions)                              2000          1999          1998
                                      --------------------------------------
Current income tax expense
   Federal                               $105.7        $ 45.7         $39.5
   State and local                         10.1           4.7           7.9
   Foreign                                 14.5          31.6          22.4
                                      --------------------------------------
                                          130.3          82.0          69.8
                                      --------------------------------------
Deferred income tax expense
   Federal                                (55.1)          3.8           1.9
   State and local                        (11.3)         (2.1)         (1.0)
   Foreign                                 13.5           0.7           8.6
   Changes in tax rates                       -           0.3          (0.8)
   Loss carryforwards/tax credits             -           2.0          (5.0)
                                      --------------------------------------
                                          (52.9)          4.7           3.7
                                      --------------------------------------
Income tax expense                        $77.4        $ 86.7         $73.5
                                      ======================================

The foreign portion of earnings before income tax expense was $126.3 million in 2000, $109.4 million in 1999 and $77.9 million in 1998. Taxes on income of foreign consolidated subsidiaries and affiliates are provided at the tax rates applicable to their respective foreign tax jurisdictions.

The following table sets forth the components of the net deferred tax asset that result from temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes:

NET DEFERRED INCOME TAX ASSET
(in millions)                                    2000               1999
                                             ----------------------------
Deferred tax assets
   Accrued liabilities                         $203.3             $ 89.2
   Noncurrent liabilities                        68.5               73.5
   Tax credits/carryforwards                      5.5               33.4
                                             ----------------------------
Total deferred tax assets                       277.3              196.1
                                             ----------------------------
Valuation allowance                             (11.1)             (17.4)
                                             ----------------------------
Total deferred tax assets, net of
  valuation allowance                           266.2              178.7
                                            ----------------------------
Deferred tax liabilities
   Prepaid pension expense                      (32.8)             (37.6)
   Property, plant and equipment                 (8.0)              (9.8)
   Other assets                                 (49.5)             (31.3)
                                             ----------------------------
Total deferred tax liabilities                  (90.3)             (78.7)
                                             ----------------------------

Net deferred tax asset                         $175.9             $100.0
                                             ============================

Net current deferred tax assets of $116.8 million and $65.0 million at December 31, 2000 and December 31, 1999, respectively, are included in other current assets and net noncurrent deferred tax assets of $59.1 million and $35.0 million at December 31, 2000 and December 31, 1999, respectively, are included in other noncurrent assets in the Company's "Consolidated Balance Sheets."

In 2000, the Company recorded special and other charges in the amount of $134.2 million. A deferred tax asset of $54.0 million was provided with respect to this charge. The Company generated and recorded a deferred tax asset for U.S. foreign tax credit carryforwards in the amount of $1.5 million and provided a full valuation allowance against that asset. The Company recorded certain deferred tax assets created by foreign net operating loss carryforwards in the aggregate amount of $2.1 million and provided full valuation allowances against those assets.

As of December 31, 2000, the Company had approximately $1.5 million of U.S. foreign tax credit carryforwards, which will expire in 2005. The Company also had approximately $3.9 million of foreign net operating losses of which $0.1 million will expire in 2005, and $3.8 million will carry forward indefinitely.

A reconciliation of the difference between the Company's consolidated income tax expense and the expense computed at the federal statutory rate is shown in the following table:


CONSOLIDATED INCOME TAX EXPENSE RECONCILIATION
(in millions)
                                              2000          1999         1998
                                            ----------------------------------
Income tax expense at federal
  statutory rate                            $ 86.0        $ 99.4       $ 91.2
State income taxes, net of
  federal effect                               4.0           3.8          4.3
Percentage depletion                          (9.8)        (12.9)       (13.5)
Equity earnings                               (3.4)         (3.1)        (1.3)
Effect of different tax rates
  on foreign earnings, net                     2.0           1.5          2.5
Tax credits/carrybacks                        (3.6)         (9.7)        (1.7)
Foreign sales corporation                     (7.9)         (7.3)        (7.4)
Non-deductible goodwill                        2.9           2.0          2.0
Valuation allowance                            3.6          11.7         (7.1)
Other items, net                               3.6           1.3          4.5
                                            ----------------------------------
Income tax expense                          $ 77.4        $ 86.7       $ 73.5
                                            ==================================

At December 31, 2000, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $463.5 million. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale. However, under existing law, foreign tax credits would be available to substantially reduce, or in some cases, eliminate U.S. taxes payable.

12.  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has raw material supply arrangements with entities in which Anglo American Corporation of South Africa Limited (Anglo) has material interests and with its equity affiliates, including N.E Chemcat, Engelhard-CLAL and Heesung-Engelhard. Anglo, indirectly through Minorco S.A., held a significant minority interest in the common stock of the Company. In May 1999, Minorco sold all the shares of common stock of Engelhard that it owned (see Note 2, "Significant Shareholder Transaction" for further detail). The Company's transactions with such entities (through May 1999 for entities in which Anglo had material interests) amounted to: purchases-from of $5.5 million in 2000, $41.3 million in 1999 and $176.3 million in 1998; sales-to of $27.8 million in 2000, $24.6 million in 1999 and $1.7 million in 1998; and metal leasing-to of $9.9 million in 2000, $2.8 million in 1999 and $17.5 million in 1998. At December 31, 2000 and 1999, amounts due to such entities totaled $0.4 million and $1.9 million, respectively.


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

The following table sets forth the plans' funded status:

Funded Status
(in millions)                                                2000        1999
-------------                                              -------     -------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year          $382.0      $386.1
Service cost                                                 13.3        12.1
Interest cost                                                26.8        24.5
Plan amendments                                               1.6         3.0
Actuarial losses/(gains)                                     21.2        (9.1)
Benefits paid                                               (23.3)      (29.8)
Foreign exchange                                             (5.6)       (4.8)
                                                           -------     -------
Projected benefit obligation at end of year                $416.0      $382.0
                                                           -------     -------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year             $422.4      $375.1
Actual return on plan assets                                 93.3        77.0
Employer contribution                                         2.9         5.7
Benefits paid                                               (23.3)      (29.8)
Foreign exchange                                             (6.7)       (5.6)
                                                           -------     -------
Fair value of plan assets at end of year                   $488.6      $422.4
                                                           -------     -------

Funded status                                              $ 72.6      $ 40.4
Unrecognized net actuarial (gain)/loss                      (15.5)       23.2
Unrecognized prior service cost                              10.9        11.3
Unrecognized transition asset, net of amortization           (0.6)       (1.2)
Fourth quarter contribution                                   0.1           -
                                                           -------    --------
Prepaid pension asset                                      $ 67.5      $ 73.7
                                                           =======    ========

Amounts recognized in the statement
of financial position consist of:

Prepaid benefit cost                                       $ 72.5      $ 75.6
Accrued benefit liability                                    (5.0)       (5.5)
Intangible asset                                                -         2.6
Accumulated other comprehensive loss                            -         1.0
                                                           -------    --------
Net amount recognized                                      $ 67.5      $ 73.7
                                                           =======    ========

The prepaid pension asset balances of $67.5 million and $73.7 million at December 31, 2000 and December 31, 1999, respectively, are included in other noncurrent assets in the Company's "Consolidated Balance Sheets." The Company recorded minimum pension asset adjustments of $1.0 million and $2.9 million in 2000 and 1999, respectively. These adjustments were recognized and charged to "Accumulated Other Comprehensive Loss."

The components of net periodic pension expense for all plans are shown in the following table:

NET PERIODIC PENSION EXPENSE
(in millions)                                 2000         1999          1998
                                           -----------------------------------
Service cost                               $  13.3       $ 12.1        $ 12.1
Interest cost                                 26.8         24.5          23.6
Expected return on plan assets               (37.7)       (36.0)        (34.7)
Amortization of prior service cost             1.9          2.2           1.6
Amortization of transition asset              (0.6)        (0.5)         (1.0)
Recognized actuarial loss                      2.9          4.3           2.4
Curtailment gain                                 -            -          (1.0)
                                           -----------------------------------
Net periodic pension expense               $   6.6       $  6.6        $  3.0
                                           ===================================


The discount rates used in determining the actuarial present value of the projected benefit obligation are 6.0% to 7.75% in 2000, 5.50% to 7.75% in 1999 and 6.00% to 6.75% in 1998. The expected increase in future compensation levels was 3.50% to 4.50% in 2000, 3.00% to 4.50% in 1999 and 3.00% to 4.00% in 1998.
The expected long-term rate of return on assets was 8.50% to 10.50% in 2000,1999 and 1998.

The Company also sponsors three savings plans covering certain salaried and hourly employees. The Company's contributions, which may equal up to 50% of certain employee contributions, were $3.9 million in 2000, $3.6 million in 1999 and $3.2 million in 1998.

The Company also currently provides postretirement medical and life insurance benefits to certain retirees (and their spouses), certain disabled employees (and their families) and spouses of certain deceased employees. Substantially all U.S. salaried employees and certain hourly employees are eligible for these benefits, which are paid through the Company's general health care and life insurance programs, except for certain medicare-eligible salaried and hourly retirees who are provided a defined contribution towards the cost of a partially insured health plan. In addition, the Company provides postemployment benefits to former or inactive employees after employment but before retirement. These benefits are substantially similar to the postretirement benefits, but cover a much smaller group of employees.

The following table sets forth the components of the accrued postretirement and postemployment benefit obligation, all of which are unfunded:

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
(in millions)                                         2000              1999
-----------------------------------------------------------------------------

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year             $117.8            $128.1
Service cost                                           2.8               3.2
Interest cost                                          8.7               8.3
Actuarial losses/(gains)                               3.5             (10.1)
Benefits paid                                         (9.8)            (11.7)
                                                    -------           -------
Benefit obligation at end of year                   $123.0            $117.8
                                                    -------           -------

Unrecognized net loss                                 (5.8)             (2.5)
Unrecognized prior service cost                       21.6              27.8
                                                    -------           -------
Accrued benefit obligation                          $138.8            $143.1
                                                    =======           =======

The postretirement and postemployment benefit balances of $138.8 million and $143.1 million at December 31, 2000 and December 31, 1999, respectively, are included in other noncurrent liabilities in the Company's "Consolidated Balance Sheets."

The components of the net expense for these postretirement and postemployment benefits are shown in the following table:

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
(in millions)                                  2000        1999        1998
                                              -----------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                   $2.8        $3.2        $3.0
Interest cost                                   8.7         8.3         8.0
Net amortization                               (5.8)       (5.6)       (5.8)
                                               -----       -----       -----
Net periodic benefit cost                      $5.7        $5.9        $5.2
                                               =====       =====       =====

The weighted-average discount rate used in determining the actuarial present value of the accumulated postretirement and postemployment benefit obligation for 2000 and 1999 is 7.75%. The average assumed health care cost trend rate used for 2000 and 1999 is 5% to 6% and 5% to 8%, respectively. A 1% increase in the assumed health care cost trend rate would have increased aggregate service and interest cost in 2000 by $0.7 million and the accumulated postretirement and postemployment benefit obligation as of December 31, 2000 by $6.3 million. A 1% decrease in the assumed healthcare cost trend rate would have decreased aggregate service and interest cost in 2000 by $1.2 million and the accumulated postretirement and postemployment benefit obligation as of December 31, 2000 by $10.8 million.

14.  STOCK OPTION AND BONUS PLANS

The Company's Stock Option Plans of 1999 and 1991, as amended (the Key
Option Plans), generally provide for the granting to key employees of options to purchase an aggregate of 5,500,000 and 16,875,000 common shares, respectively, at fair market value on the date of grant. No options under the Stock Option Plans of 1999 and 1991 may be granted after December 16, 2009 and June 30, 2002, respectively.

In 1993, the Company established the Employee Stock Option Plan of 1993, as amended, which generally provided for the granting to all employees (excluding U.S. bargaining unit employees and key employees eligible under the Key Option Plans) of options to purchase an aggregate of 2,812,500 common shares at fair market value on the date of grant. No additional options may be granted under this plan. In 1995, the Company established the Directors Stock Options Plan, which generally provides for the annual granting to each non-employee director the option to purchase up to 3,000 common shares at the fair market value on the date of grant. Options under all plans become exercisable in four installments beginning after one year, and no options may be exercised after 10 years from the date of grant. Outstanding options may be canceled and reissued under terms specified in the plan documents.

Had compensation cost for the Company's two stock option plans been determined based on the fair value at grant date for awards in 2000, 1999 and 1998 consistent with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company's net earnings and earnings per share would have been as follows:

PRO FORMA INFORMATION
(in millions, except per share data)            2000         1999        1998
                                              -------------------------------
Net earnings--as reported                     $168.3       $197.5      $187.1
Net earnings--pro forma                        159.9        189.3       179.4
Basic earnings per share--as reported           1.33         1.49        1.30
Basic earnings per share--pro forma             1.27         1.43        1.24
Diluted earnings per share--as reported         1.31         1.47        1.29
Diluted earnings per share--pro forma           1.25         1.41        1.23

The weighted-average fair value at date of grant for options granted during 2000, 1999 and 1998 was $4.28, $5.19 and $5.07, respectively. Fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model.

The following assumptions were used:


                              2000              1999              1998
                          -------------- ----------------- ------------------

Dividend yield              2.1% - 2.4%      1.9% - 2.3%        1.8% - 2.3%
Expected volatility                 33%              33%                32%
Risk-free interest rate            6.0%      4.5% - 6.0%        4.5% - 6.0%
Expected life (years)              4-5                4                  4

Stock option transactions under all plans are as follows:

                                               2000                         1999                         1998
                                                Weighted-Average              Weighted-Average             Weighted-Average
                                      Number     Exercise Price      Number    Exercise Price     Number    Exercise Price
                                    of Shares       Per Share      of Shares      Per Share     of Shares      Per Share
                                   -----------------------------  ---------------------------- ----------------------------
Outstanding at beginning of year   16,472,791         $18.30      14,084,148        $18.17     11,730,245        $17.93
Granted                             1,611,786         $16.87       2,953,721        $18.62      2,903,190        $18.59
Forfeited                            (255,840)        $19.22        (328,616)       $18.83       (320,162)       $20.61
Exercised                            (142,230)        $12.14        (236,462)       $13.09       (229,125)       $12.67
                                   -----------        ------      -----------       ------     -----------       ------
Outstanding at end of year         17,686,507         $18.20      16,472,791        $18.30     14,084,148        $18.17
Exercisable at end of year         13,692,608         $18.24      10,412,192        $17.99      8,108,731        $17.45
Available for future grants         5,383,014                      3,738,960                    3,864,065


The following table summarizes information about fixed-price options outstanding at December 31, 2000:

                Options Outstanding                       Options Exercisable
-----------------------------------------------------   -----------------------
                                 Weighted-
                                   Average  Weighted-                 Weighted-
                      Number     Remaining    Average        Number     Average
       Range of  Outstanding   Contractual   Exercise   Exercisable    Exercise
Exercise prices  at 12/31/00  Life (years)      Price   at 12/31/00       Price
-----------------------------------------------------   -----------   ---------

 $5.54 to 15.36    1,384,081           1-2     $13.58     1,384,081      $13.58
 14.21 to 22.38    4,630,489           4-5      17.76     4,630,489       17.76
 19.00 to 23.88    1,788,889             6      21.52     1,788,889       21.52
 18.56 to 20.91    2,667,967             7      19.10     2,258,951       19.09
 17.34 to 21.69    2,767,278             8      18.63     1,918,215       18.71
 17.81 to 20.97    2,858,955             9      18.59     1,431,555       18.50
 16.84 to 18.75    1,588,848            10      16.87       280,428       16.84
                  ----------                   ------   -----------   ---------
                  17,686,507                   $18.20    13,692,608      $18.24


The Company's Key Employee Stock Bonus Plan, as amended (the Bonus Plan) provides for the award of up to 15,187,500 common shares to key employees as compensation for future services, not exceeding 1,518,750 shares in any year (plus any canceled awards or shares available for award but not previously awarded). The Bonus Plan terminates on June 30, 2006. Shares awarded vest in five annual installments, provided the recipient is still employed by the Company on the vesting date. Compensation expense is measured on the date the award is granted and is amortized over five years. In 2000 and 1999, the Company granted 321,000 and 270,000 shares to key employees at a fair value of $16.84 and $19.54, respectively, per share.

Compensation expense relating to stock awards was $5.0 million in 2000, $4.3 million in 1999 and $3.9 million in 1998. Shares awarded, net of cancellations, are included in average shares outstanding.

Engelhard has certain deferred compensation arrangements where shares earned under the Engelhard stock bonus plan are deferred and placed in a "Rabbi Trust". Under certain conditions, the plan permitted employees to convert their deferred stock balance to deferred cash. In February 2001, the Company terminated this deferred cash option and now requires all future pay-outs to be made in the form of Engelhard common stock. In the third quarter of 1998, the Company adopted the provisions of Emerging Issues Task Force (EITF) 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested." This EITF requires Engelhard to consolidate into its financial statements the net assets of the trust. The impact to the third quarter, 1998 consolidated financial statements was a $20.1 million increase in treasury stock (measured at historical cost); the recording of a $23.7 million deferred compensation obligation (measured on the reporting date by fair value of the Engelhard common stock held in the trust on behalf of the employees); and a charge to equity for the $3.6 million difference (referred to as the "transition differential"). After the transition date but prior to final settlement, increases/decreases in the deferred compensation liability will be recognized (1) in equity to the extent that the share price change falls within the transition differential, or (2) in income to the extent that the share change falls outside the transition differential. With the termination of the deferred cash option, increases/decreases in the deferred compensation liability will no longer be recognized in earnings.

For the year ended December 31, 2000, the Company recognized expense of $0.4 million related to the increase in the value of its common stock held in a Rabbi Trust for deferred compensation from $18.875 at December 31, 1999 to $20.375 at December 31, 2000. For the year ended December 31, 1999, the Company recognized income of $0.9 million related to the decrease in the value of its common stock from $19.50 at December 31 1998 to $18.875 at December 31, 1999. For the year ended December 31, 1998, the Company recognized expense of $2.4 million related to the increase in the value of its common stock from $17.69 at September 30, 1998 to $19.50 at December 31, 1998. The total value of the Rabbi Trust at December 31, 2000 was $7.8 million compared to $25.2 million at December 31, 1999.

15.  EARNINGS PER SHARE

Statement of Financial Accounting Standard No. 128, "Earnings Per Share"
(SFAS 128) specifies the computation, presentation, and disclosure requirements for basic and diluted earnings per share (EPS). The following table represents the computation of basic and diluted EPS as required by SFAS 128:

EARNINGS PER SHARE COMPUTATIONS
Year ended December 31 (in thousands, except per share data)

                                               2000         1999         1998
                                           ----------------------------------
BASIC EPS COMPUTATION
Net income applicable to common shares     $168,296     $197,462     $187,084
                                           ----------------------------------
Average number of shares outstanding-basic  126,351      132,432      144,157
                                           ----------------------------------
Basic earnings per share                   $   1.33     $   1.49     $   1.30
                                           ==================================
DILUTED EPS COMPUTATION
Net income applicable to common shares     $168,296     $197,462     $187,084
                                           ----------------------------------
Average number of shares outstanding-basic 126,351 132,432 144,157 Effect of dilutive stock options
 and other incentives                           546          823          818
Effect of Rabbi Trust                         1,244        1,335          391
                                           ----------------------------------
Total number of shares outstanding-diluted  128,141      134,590      145,366
                                           ----------------------------------
Diluted earnings per share                 $   1.31     $   1.47     $   1.29
                                           ==================================

Options to purchase additional shares of common stock of 11,684,042 (at a price range of $17.50 to $23.88), 4,037,068 (at a price range of $19.59 to $23.88) and 2,886,768 (at a price range of $19.72 to $23.88) were outstanding at the end of 2000, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average annual market price of the common shares. Shares held in the Rabbi Trust were included in basic and diluted shares outstanding until adoption of EITF 97-14 (as of September 30, 1998) at which point they were considered treasury stock and excluded from basic shares outstanding.

16.  BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

The Company has four reportable business segments: Environmental Technologies, Process Technologies, Appearance and Performance Technologies, and Materials Services.

In the fourth quarter of 2000, the Company created a new technology segment called Appearance and Performance Technologies by combining the former Specialty Pigments and Additives and Paper Pigments and Additives segments. In addition, the Materials Services segment was created from the former Industrial Commodities Management segment. Certain historical segment data has been reclassified to conform with these internal organizational changes.

The Environmental Technologies segment, located principally in the United States, Europe and South Africa, markets cost-effective compliance with environmental regulations enabled by sophisticated emission-control technologies and systems.

The Process Technologies segment, located principally in the United States and Europe, enables customers to make their processes more productive, efficient, environmentally sound and safer through the supply of advanced chemical-and polymerization-process catalysts and sorbents. In addition, the segment's advanced cracking and hydroprocessing technologies enable petroleum refiners to more efficiently produce gasoline, transportation fuels and heating oils.

The Appearance and Performance Technologies segment, located principally in the United States, South Korea and Finland, provides pigments and performance additives that enable its customers to market enhanced image and functionality in their products. The segment serves a broad array of end markets including coatings, plastics, cosmetics, construction and paper. The segment's products help customers improve the look, performance and overall cost of their products. This segment is also the internal supply source of precursors for the Company's petroleum catalysts.

The Materials Services segment, located principally in the United States, Europe and Japan, provides a full array of services to the Company's technology businesses and their customers who rely on certain precious and base metals as raw materials for their products. This is a distribution and materials services business that purchases and sells precious metals, base metals and related products and services. It does so under a variety of pricing and delivery arrangements structured to meet the logistical, financial and price-risk management requirements of the Company, its customers and suppliers. Additionally, it offers related services for precious-metal refining and produces salts and solutions.

Within the "All Other" category, sales to external customers are primarily from the Ventures and Engineered Materials businesses; operating earnings/(losses) are derived primarily from the Ventures and Engineered Materials businesses, the sale of inventory accounted for under the LIFO method, royalty income and other miscellaneous income and expense items not related to the reportable segments. In the second quarter of 1999, the Company sold its Engineered Materials business (metal-plating business).

The majority of Corporate expenses have been charged to the segments on either a direct-service basis or as part of a general allocation. Environmental Technologies and, to a much lesser extent, Process Technologies utilize metal in their factories in excess of that provided by customers. This metal is provided by Materials Services.

The following table presents certain data by business segment:

BUSINESS SEGMENT INFORMATION (in millions)

                                                         Appearance
                                                             and                        Reportable
                            Environmental    Process     Performance       Materials     Segments      All
                             Technologies  Technologies  Technologies       Services    Sub-total     Other     Total
---------------------------------------------------------------------------------------------------------------------
2000
Net sales to external customers $636.7        $566.6       $684.4          $3,614.2      $5,501.9    $ 40.7  $5,542.6
Operating earnings/(loss), before
 special and other charges and
 HexCore impairment              131.8          86.5         80.2             129.3         427.8     (29.0)(a) 398.8
Fourth quarter special and
 other charges                   (15.4)         (5.5)       (49.7)                -         (70.6)    (38.2)   (108.8)
Third quarter HexCore
 impairment charge                   -             -            -                 -             -     (24.6)    (24.6)
Operating earnings/(loss)
  as reported                    116.4          81.0         30.5             129.3         357.2     (91.8)    265.4
Interest expense, net                -             -            -                 -             -      62.6      62.6
Depreciation, depletion &
  amortization                    21.6          28.2         51.0               1.5         102.3      14.8     117.1
Equity in earnings/(losses)
  of affiliates                    6.6             -         (1.2)(b)             -           5.4      18.8      24.2
Total assets                     492.8         540.1        825.0             790.2       2,648.1     518.7   3,166.8
Equity investments                15.7             -            -                 -          15.7     178.2     193.9
Capital expenditures              40.2          30.5         45.9               1.0         117.6      19.0     136.6
---------------------------------------------------------------------------------------------------------------------
1999
Net sales to external customers $584.8        $521.8       $675.3          $2,608.6      $4,390.5    $ 97.5  $4,488.0
Operating earnings               102.4          81.9         86.9              39.6         310.8       5.0(a)  315.8
Interest expense, net                -             -            -                 -             -      56.6      56.6
Depreciation, depletion &
  amortization                    18.7          28.1         51.1               1.9          99.8      11.8     111.6
Equity in earnings/(losses)
  of affiliates                    3.0             -         (0.1)                -           2.9      13.4      16.3
Total assets                     391.8         558.1        891.7             565.3       2,406.9     513.6   2,920.5
Equity investments                11.2             -          1.2                 -          12.4     167.8     180.2
Capital expenditures              26.4          32.1         33.1               1.2          92.8       9.2     102.0
---------------------------------------------------------------------------------------------------------------------
1998
Net sales to external customers $549.7        $506.7       $655.1          $2,346.9      $4,058.4    $188.2  $4,246.6
Operating earnings                89.0          73.1         77.8              48.5         288.4      21.0(a)  309.4
Interest expense, net                -             -            -                 -             -      58.9      58.9
Depreciation, depletion &
  amortization                    16.4          24.4         47.0               1.6          89.4      11.5     100.9
Equity in earnings/(losses)
  of affiliates                   (0.5)         (1.2)           -                 -          (1.7)     11.8      10.1
Total assets                     343.4         567.6        867.6             611.5       2,390.1     476.2   2,866.3
Equity investments                 5.2           0.7          1.3                 -           7.2     146.4     153.6
Capital expenditures              25.2          27.4         53.0               3.6         109.2       7.3     116.5

(a)  Includes pretax gains on the sale of certain inventories accounted for under the LIFO method of $3.9 million in 2000, $3.4 million in 1999 and $8.2 million in 1998.

(b)  Includes pretax special and other charges of $0.8 million.








The following table presents certain data by geographic area:

GEOGRAPHIC AREA DATA (in millions)                    2000       1999       1998
--------------------------------------------------------------------------------
Net sales to external customers:
    United States                                 $3,559.3   $2,928.3   $2,896.1
    International                                  1,983.3    1,559.7    1,350.5
--------------------------------------------------------------------------------
Total consolidated net sales to
  external customers                              $5,542.6   $4,488.0   $4,246.6
--------------------------------------------------------------------------------
Property, plant and equipment, net:
    United States                                 $  679.2   $  788.4   $  791.6
    International                                     88.5       83.5       84.9
--------------------------------------------------------------------------------
Total property, plant and equipment, net          $  767.7   $  871.9   $  876.5
--------------------------------------------------------------------------------

The Company's international operations are predominantly based in Europe.

The following table reconciles segment operating earnings with earnings before income taxes as shown in the Company's "Consolidated Statements of Earnings:"

SEGMENT RECONCILIATIONS
(in millions)
                                                     2000       1999      1998
                                                  ------------------------------
Net sales to external customers:
    Net sales for reportable segments              $5,501.9   $4,390.5 $4,058.4
    Net sales for other business units                 37.7(a)    95.0    148.6
    All other                                           3.0        2.5     39.6
                                                  ------------------------------
Total consolidated net sales to external customers $5,542.6   $4,488.0 $4,246.6
                                                  ==============================
Earnings before income taxes:
    Operating earnings for reportable segments     $  357.2   $  310.8 $  288.4
    Operating (loss)/earnings for other
     business units                                   (35.6)      (1.7)     2.4
    Special and other charges - Corporate             (28.3)         -        -
    Other operating (loss)/earnings-Corporate         (27.9)       6.7     18.6
                                                  ------------------------------
Total operating earnings                           $  265.4   $  315.8 $  309.4
    Interest expense, net                             (62.6)     (56.6)   (58.9)
    Equity in earnings of affiliates                   24.2       16.3     10.1
    Gain on sale of investments and land, net          18.7        8.6        -
                                                  ------------------------------
Earnings before income taxes                       $  245.7   $  284.1  $ 260.6
                                                  ==============================
Total assets
    Total assets for reportable segments           $2,648.1   $2,406.9 $2,390.1
    Assets for other business units                    29.1       81.3     83.9
    All other                                         489.6      432.3    392.3
                                                  ------------------------------
Total consolidated assets                          $3,166.8   $2,920.5 $2,866.3
                                                  ==============================

(a) Decrease primarily due to the sale of the metal-plating business in the second quarter of 1999.

An unaffiliated customer of the Environmental Technologies and Materials Services segments accounted for approximately $830 million of the Company's net sales in 2000, approximately $1,007 million of the Company's net sales in 1999 and approximately $731 million of the Company's net sales in 1998.

17.  LEASE COMMITMENTS

The Company rents real property and equipment under long-term operating leases. Rental expense and sublease income for all operating leases are summarized as follows:


(IN MILLIONS)                    2000             1999             1998
----------------------------------------------------------------------------

 Minimum rentals                $26.7            $22.0            $10.9
 Less sublease income            (0.8)            (0.8)            (0.2)
----------------------------------------------------------------------------
 Rent expense, net              $25.9            $21.2            $10.7
============================================================================

Future minimum rental payments at December 31, 2000, required under noncancellable operating leases, having initial or remaining lease terms in excess of one year, are as follows:

(IN MILLIONS)
------------------------------------------------------------------

       2001                                       $ 25.5
       2002                                         25.4
       2003                                         22.4
       2004                                         20.3
       2005                                         15.7
       Thereafter                                   83.8
------------------------------------------------------------------
Total minimum lease payments                       193.1
Less: minimum sublease income                       (3.1)
------------------------------------------------------------------
Net minimum lease payments                        $190.0
==================================================================

In 1998, the Company entered into a sale-leaseback transaction for property that served as the principal executive and administrative offices of the Company and its operating business. The term of the lease is twenty years. In 2000, the Company entered into a sale-leaseback transaction for machinery and equipment that is used in the Process Technologies segment. The term of the lease is five years.

18.  ENVIRONMENTAL COSTS

With the oversight of environmental agencies, the Company is currently preparing, has under review, or is implementing environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites, including Plainville, Massachusetts and Salt Lake City, Utah. The Company is continuing to investigate contamination at Plainville under a 1993 agreement with the United States Environmental Protection Agency (EPA) and is awaiting approval of a decommissioning plan by the State of Massachusetts under authority delegated by the Nuclear Regulatory Commission. Investigation of the environmental status at the Salt Lake City site continues under a 1993 agreement with the Utah Solid and Hazardous Waste Control Board.

In addition, as of December 31, 2000, eleven sites have been identified at which the Company believes liability as a potentially responsible party (PRP) is probable under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund imposes strict, joint and several liability under certain circumstances. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de minimis contributor of hazardous substances at a number of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances or natural resource damages, the Company has settled a number of other cleanup proceedings. The Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

The accruals for environmental cleanup-related costs recorded in the consolidated balance sheets at December 31, 2000 and 1999 were $24.7 million and $31.3 million, respectively, including $0.6 million and $0.8 million, respectively, for Superfund sites. These amounts represent those costs that the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents approximately 46% of what it believes are the reasonably possible environmental cleanup-related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

Cash payments for environmental cleanup-related matters were $1.7 million, $2.4 million and $4.1 million for 2000, 1999 and 1998, respectively. The amounts accrued in connection with environmental cleanup-related matters were not significant over this time period.

For the past three-year period, environmental-related capital projects have averaged less than 10 percent of the Company's total capital expenditure programs, and the expense of environmental compliance (e.g. environmental testing, permits, consultants and in-house staff) was not material.

There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup-related matters are projected to be $5.8 million for 2001, which has already been accrued.
Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, Management believes environmental cleanup-related reserves at December 31, 2000 are reasonable and adequate, and environmental matters are not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on the Company's operating results or cash flows.

19.  LITIGATION AND CONTINGENCIES

Various lawsuits, claims and proceedings are pending against the Company.

The Company is one of a number of defendants in numerous proceedings that allege that the plaintiffs contracted cancer and/or suffered other injuries from exposure to "toxic" substances purportedly supplied by the Company and other defendants. The Company is also subject to a number of environmental contingencies (see Note 18, "Environmental Costs" for further detail) and is a defendant in a number of lawsuits covering a wide range of other matters. In some of these matters, the remedies sought or damages claimed are substantial. While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, Management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from Management's current expectations, could have a material adverse effect on the Company's operating results or cash flows.

In 1998, Management learned that Engelhard and several other companies operating in Japan had been victims of a fraudulent scheme involving base-metal inventory held in third-party warehouses in Japan. The inventory loss was approximately $40 million in 1997 and $20 million in 1998. The Company is vigorously pursuing various recovery actions. These actions include negotiations with the various third parties involved and, in several instances, the commencement of litigation. In the first quarter of 1998, Engelhard recorded a receivable from the insurance carriers and third parties of approximately $20 million. This amount represents Management's and counsel's best estimate of the minimum probable recovery from the various insurance policies and other parties involved in the fraudulent scheme.

The Company is involved in a value-added tax dispute in Peru. Management believes the Company was targeted by corrupt officials within the former Peruvian Government. On December 2, 1999, Engelhard Peru, S.A., a wholly owned subsidiary, was denied refund claims of approximately $28 million. The Peruvian tax authority also determined that Engelhard Peru, S.A. is liable for approximately $63 million in refunds previously paid, fines and interest as of December 31, 1999. Interest and fines continue to accrue at rates established by Peruvian law. Engelhard Peru, S.A. is contesting these determinations vigorously, and Management believes, based on consultation with counsel, that Engelhard Peru, S.A. is entitled to all refunds claimed and is not liable for these additional taxes, fines or interest. In late October 2000, a criminal proceeding alleging tax fraud and forgery related to this value-added tax dispute was initiated against two Lima-based officials of Engelhard Peru, S.A. Although Engelhard Peru, S.A. is not a defendant, it may be civilly liable for criminal conduct of its representatives and Engelhard Peru is assisting in the vigorous defense of this proceeding. Management believes the maximum economic exposure is limited to the aggregate value of all assets of Engelhard Peru, S.A., including unpaid refunds, which is approximately $30 million.

20.  SUPPLEMENTAL INFORMATION

The following table present certain supplementary information to the Company's "Consolidated Statements of Cash Flows:"

SUPPLEMENTARY CASH FLOW INFORMATION
(in millions)                                           2000      1999     1998
                                                     ---------------------------
Cash paid during the year for:
  Interest                                           $  61.7   $  58.7  $  49.6
  Income taxes                                          60.9      65.3     57.6
                                                     --------------------------
Change in assets and liabilities -- source(use):
  Special and other charges                          $ 133.4   $     -  $     -
  Receivables                                          (79.4)    (18.1)   (41.1)
  Committed metal positions                           (143.4)     98.1    (98.0)
  Inventories                                          (22.7)     (9.7)    23.9
  Other current assets                                 (29.7)    (41.5)   (29.5)
  Other noncurrent assets                              (13.2)     (5.7)    21.8
  Accounts payable                                     (26.8)     18.5     41.4
  Accrued liabilities                                  121.1      24.8     (7.6)
  Noncurrent liabilities                                (6.0)     (4.1)   (14.1)
                                                     ---------------------------
Net change in assets and liabilities                 $ (66.7)  $  62.3  $(103.2)
                                                     ===========================

The following tables present certain supplementary information to the Company's "Consolidated Balance Sheets:"

SUPPLEMENTARY BALANCE SHEET INFORMATION
Other current assets
(in millions)
                                        2000            1999
                                      -----------------------

Prepaid insurance                      $  6.4         $  6.1
Current deferred taxes                  116.8           65.0
Other                                    32.8           50.6
                                      ------------------------
Other current assets                   $156.0         $121.7
                                      ========================


Other current liabilities
(in millions)
                                        2000            1999
                                      -----------------------
Income taxes payable                   $156.5         $ 87.8
Payroll-related accruals                 69.9           54.5
Deferred income                           6.7           16.8
Interest payable                          9.7           12.7
Restructuring and other reserves         34.6            9.1
Environmental accrual                     5.7            5.8
Refining reserves                         8.3            3.8
Rebates                                   3.7            4.4
Other                                   132.1           74.1
                                      -----------------------
Other current liabilities              $427.2         $269.0
                                      =======================

                       Reports of Independent Accountants
                    _________________________________________



To the Shareholders and Board of Directors of Engelhard Corporation:

     We have audited the accompanying consolidated balance sheets of Engelhard Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Engelhard Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


/s/Arthur Andersen LLP
----------------------
Arthur Andersen LLP
New York, New York
February 1, 2001

To the Shareholders and Board of Directors of Engelhard Corporation:

     In our opinion, the consolidated statement of earnings, shareholders' equity and cash flows for the period ended December 31, 1998, present fairly, in all material respects, the financial position, results of operations and cash flows of Engelhard Corporation at December 31, 1998 and for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Engelhard Corporation for any period subsequent to December 31, 1998.



/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
New York, New York
February 4, 1999



                                                            First         Second          Third         Fourth
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)             quarter        quarter        quarter        quarter
($ in millions, except per-share amounts)               -------------------------------------------------------
2000
Net sales                                                $1,183.8       $1,419.6       $1,396.9       $1,542.3
Gross profit                                                192.0          184.0          166.7          187.5
Earnings/(loss) before income taxes                          84.7           87.4           77.5           (3.9)
Net earnings/(loss)                                          58.0           59.9           51.3           (0.9)
Basic earnings/(loss) per share                              0.46           0.47           0.41           (0.01)
Diluted earnings/(loss) per share                            0.45           0.47           0.40           (0.01)

1999
Net sales                                                $1,090.6       $1,224.2       $1,037.5       $1,135.7
Gross profit                                                146.0          174.6          150.8          172.7
Earnings before income taxes                                 58.3           80.8           73.4           71.6
Net earnings                                                 40.6           56.2           51.0           49.7
Basic earnings per share                                     0.28           0.42           0.41           0.40
Diluted earnings per share                                   0.28           0.41           0.40           0.39



Results in first quarter of 2000 include a loss of $6.0 million ($4.1 million after tax) associated with the divestiture of the Company's International Dioxide, Inc. (IDI) business unit and a gain of $3.8 million ($2.5 million after tax) related to the partial liquidation of precious metal inventories of Engelhard-CLAL.

Results in the second quarter of 2000 include a gain of $2.9 million ($1.9 million after tax) related to the partial liquidation of precious metal inventories of Engelhard-CLAL.

Results in the third quarter of 2000 include a gain of $24.8 million ($17.0 million after tax) on the sale of the
Company's metal-joining products business located in Warwick, Rhode Island. In addition, the Company recorded an impairment charge of $24.6 million ($16.9 million after tax) related to the write-down of goodwill and fixed assets of the Company's HexCore business unit.

Results in the fourth quarter of 2000 include special and other charges of $109.6 million ($75.1 million after tax)
for a variety of events (see Note 4, "Special and Other Charges" for further detail) and a gain of $3.9 million ($2.5 million after tax) on the sale of inventory accounted for under the LIFO method.



Results in the first quarter of 1999 include a gain of $1.0 million ($0.7 million after tax) on the sale of the
Company's investment in Acreon Catalysts and a gain of $1.2 million ($0.8 million after tax) resulting from the settlement of treasury lock positions.

Results in the second quarter of 1999 include a gain of $9.3 million ($6.5 million after tax) on the sale of the
Company's metal-plating business and a gain of $1.8 million ($1.3 million after tax) related to the partial liquidation of precious metal inventories of Engelhard-CLAL. In addition, the Company recorded a loss of $4.6 million ($3.2 million after tax) as the carrying value of its investment in Engelhard Highland Private Ltd. venture was reduced to its estimated net realizable value of $1.0 million.

Results in the third quarter of 1999 include a gain of $1.1 million ($0.7 million after tax) on the sale of the
Company's Mearlcrete concrete foaming agent business, a gain of $1.8 million ($1.3 million after tax) on the sale of land and certain mineral rights located in Talladega County, Alabama and a gain of $3.0 million ($2.1 million after tax)
resulting from the settlement of treasury lock positions.

Results in the fourth quarter of 1999 include a gain of $3.4 million ($2.2 million after tax) on the sale of inventory accounted for under the LIFO method. In addition, the Company reduced net interest expense by $2.9 million
($2.0 million after tax) resulting from the settlement of treasury lock positions.

The Company adopted Emerging Issues Task Force (EITF) 00-10, "Accounting for Shipping and Handling Fees and Costs,"
in the fourth quarter of 2000. To conform with the newly adopted standard, certain previously reported amounts have been reclassified (see revenue recognition section of Note 1, "Summary of Significant Accounting Policies" for further detail).

Basic and diluted earnings per share are calculated independently for each of the quarters presented.
The sum of the quarters may not equal the full-year earnings-per-share amounts.









          Changes in and Disagreements with
Item 9.    Accountants on Accounting and Financial Disclosure
------     --------------------------------------------------
           Not applicable

                             PART III

Item 10.   Directors and Executive Officers of the Registrant
-------    --------------------------------------------------

           (a)  Directors -

     Information concerning directors of the Company is included under the caption "Election of Directors", "Information with Respect to Nominees and Directors Whose Terms Continue", "Share Ownership of Directors and Officers", and "Board of Directors' Meetings, Committees and Fees" in the Proxy Statement for the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

           (b)  Executive Officers -

ARTHUR A. DORNBUSCH, II       Age 57.  Vice President, General Counsel and
                              Secretary of the Company from prior to 1994.

MARK DRESNER                  Age 49. Vice President of Corporate Communications
                              effective December 17, 1998.  Director of
                              Corporate Communications from October 1995 to
                              December 1998.

JOHN C. HESS                  Age 48.  Vice President, Human Resources effective
                              August 1, 1997. Director of Human Resources for the Process Technologies Group (formerly the
                              Chemical Catalyst Group) from November 1995 to
                              July 1997.

PETER B. MARTIN               Age 61.  Vice President, Investor Relations
                              effective June 18, 1997.  Vice President, Investor
                              Relations, W.R. Grace & Company prior thereto.

BARRY W. PERRY *              Age 54.  Chairman and Chief Executive Officer of
                              the Company since January 2001.  President and
                              Chief Operating Officer effective February 1,
                              1997. Group Vice President and General Manager of the Appearance and Performance Technologies
                              Group (formerly the Pigments and Additives Group) prior thereto. Mr. Perry is also a director of Arrow Electronic, Inc.

PETER R. RAPIN                Age 46.  Treasurer effective July 8, 1998.
                              Assistant Treasurer from July 1995 to July 1998.

MICHAEL A. SPERDUTO           Age 43. Controller of the Company effective
                              August 5, 1999.  Vice President-Finance from
                              July 8, 1998 to August 1999. Treasurer prior thereto.

* Also a director of the Company

     Officers of the Company are elected at the meeting of the Board of Directors held in May of each year after the annual meeting of shareholders and serve until their successors shall be elected and qualified and shall serve as such at the pleasure of the Board.

Item 11.   Executive Compensation
-------    ----------------------
     Information concerning executive compensation is included under the captions "Executive Compensation and Other Information", "Pension Plans," "Employment Contracts, Termination of Employment and Change in Control Arrangements" and the "Performance Graph" of the Proxy Statement for the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

           Security Ownership of Certain
Item 12.   Beneficial Owners and Management
-------    --------------------------------
     Information concerning security ownership of certain beneficial owners and management is included under the captions "Information as to Certain Shareholders" and "Share Ownership of Directors and Officers" of the Proxy Statement for the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

           Certain Relationships
Item 13.   and Related Transactions
-------    ------------------------
     Information concerning certain business relationships of nominees for director and directors and related transactions is included under the caption "Certain Transactions" of the Proxy Statement for the 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

           Exhibits, Financial Statement
Item 14.   Schedules and Reports on Form 8-K                              Pages
-------    ---------------------------------                              -----

(a)        (1) Financial Statements and Schedules

               Reports of Independent Accountants                         62-63

               Consolidated Statements of Earnings for each of the          26
               three years in the period ended December 31, 2000

               Consolidated Balance Sheets at December 31, 2000 and 1999    27

               Consolidated Statements of Cash Flows for each of the        28
               three years in the period ended December 31, 2000

               Consolidated Statements of Shareholders' Equity for each     29
               of the three years in the period ended December 31, 2000

               Notes to Consolidated Financial Statements                 30-61

           (2) Financial Statement Schedules

               Consolidated financial statement schedules not filed herein have been omitted either because they are not applicable or the required information is shown in the Notes to Consolidated Financial Statements in this Form 10-K.

 (b)       In a report on Form 8-K filed with the Securities and             *
           Exchange Commission on February 22, 2000, the Company reported that it changed its Certifying Accountant.

Exhibits                                                                   Page
--------                                                                   ----
 (3) (a) Certificate of Incorporation of the Company                         *
         (incorporated by reference to Form 10, as amended on Form 8-K filed with the Securities and Exchange Commission on May 19, 1981).

 (3) (b) Certificate of Amendment to the Restated Certificate                *
         of Incorporation of the Company (incorporated by reference to Form 10-K for the year ended December 31,
         1987).

* Incorporated by reference as indicated.

Exhibits                                                              Pages
--------                                                              -----

 (3) (c) Certificate of Amendment to the Restated Certificate of        *
         Incorporation of the Company (incorporated by reference to Form 10-Q for the quarter ended March 31, 1993).

 (3) (d) Amendment to the Restated Certificate of Incorporation         *
         of the Company, filed with the State of Delaware, Office of the Secretary of State on May 2, 1996 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 14, 1996).

 (3) (e) By-laws of the Company as amended June 12, 1997                *
         (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 13, 1997).

 (3) (f) Article II of the By-laws of the Company as amended            *
         December 17, 1998 (incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on January 29, 1999).

 (3) (g) Certificate of Designation relating to Series A Junior         *
         Participating Preferred Stock, filed with the State of Delaware, Office of the Secretary of State on November 12,
         1998.

 (3) (h) Article II, Section 8 of the By-Laws of the Company as
         amended March 1, 2001.                                       77-78

 (10)(a) Form of Agreement of Transfer entered into between             *
         Engelhard Minerals & Chemicals Corporation and the
         Company, dated May 18, 1981 (incorporated by reference to Form 10, as amended on Form 8 filed with the Securities and Exchange Commission on May 19, 1981).

 (10)(b) Retirement Plan for Directors of Engelhard                     *
         Corporation Effective January 1, 1985 - conformed copy includes amendments through June 1991
         (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 22, 1996).


* Incorporated by reference as indicated.

Exhibits                                                              Page
--------                                                              ----
 (10)(c) Deferred Compensation Plan for Key Employees of                *
         Engelhard Corporation Effective August 1, 1985 - conformed copy includes amendments through December
         1993 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 22, 1996).

 (10)(d) Engelhard Corporation Directors and Executives                 *
         Deferred Compensation Plan (1986-1989) - conformed copy includes amendments through December 1993
         (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 22, 1996).

 (10)(e) Key Employees Stock Bonus Plan of Engelhard                    *
         Corporation Effective July 1, 1986 - conformed copy includes amendments through June 1992
         (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 22, 1996).

 (10)(f) Stock Bonus Plan for Non-Employee Directors of                 *
         Engelhard Corporation Effective July 1, 1986 - conformed copy includes amendments through
         June 1992 (incorporated by reference to Form
         10-K filed with the Securities and Exchange
         Commission on March 22, 1996).

 (10)(g) Deferred Compensation Plan for Directors of                    *
         Engelhard Corporation Restated as of May 7, 1987 - conformed copy includes amendments through
         December 1993 (incorporated by reference to Form
         10-K filed with the Securities and Exchange
         Commission on March 22, 1996).

 (10)(h) Supplemental Retirement Program of Engelhard                   *
         Corporation as Amended and Restated Effective
         January 1, 1989 - conformed copy includes amendments through November 1994 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 22, 1996).

 (10)(i) Engelhard Corporation Directors and Executives                 *
         Deferred Compensation Plan (1990-1993) - conformed copy includes amendments through
         November 1993 (incorporated by reference to Form
         10-K filed with the Securities and Exchange
         Commission on March 22, 1996).


*  Incorporated by reference as indicated.

Exhibits                                                                Page
--------                                                                ----
 (10)(j) Engelhard Corporation Directors Stock Option                    *
         Plan Effective May 4, 1995 (incorporated by reference to the 1995 definitive Proxy Statement filed with the Securities and Exchange Commission on March 31, 1995).

 (10)(k) Amendments to the Key Employee Stock Bonus Plan of              *
         Engelhard Corporation adopted March 7, 1996
         (incorporated by reference to the 1996 definitive
         Proxy Statement filed with the Securities and Exchange Commission on March 29, 1996).

 (10)(l) Amendments to the Stock Bonus Plan for Non-Employee             *
         Directors of Engelhard Corporation adopted March 7,
         1996 (incorporated by reference to the 1996 definitive
         Proxy Statement filed with the Securities and Exchange
         Commission on March 29, 1996).

 (10)(m) Amendment to the Supplemental Retirement Program of             *
         Engelhard Corporation adopted December 19, 1996
         (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 27, 1997).

 (10)(n) Amendment to the Deferred Compensation Plan for Key             *
         Employees of Engelhard Corporation, adopted April 3,
         1997 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 14, 1997).

 (10)(o) Change in Control Agreement (incorporated by reference         *
         to Form 10-Q filed with the Securities and Exchange
         Commission on August 13, 1998).

* Incorporated by reference as indicated.

Exhibits                                                                Page
--------                                                                ----

 (10)(p)  Amendment to Key Employees Deferred Compensation Plan,         *
          effective August 6, 1998 (incorporated by reference to Form 10-Q filed with the Securities and Exchange
          Commission on August 13, 1998).

 (10)(q)  Amendment to Supplemental Retirement Program of                *
          Engelhard Corporation, effective June 11, 1998
          (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 13,
          1998).

 (10)(r)  Engelhard Corporation Stock Option Plan of 1991 -              *
          conformed copy includes amendments through
          September 1998.

 (10)(s)  Rights Agreement, dated as of October 1, 1998 between          *
          the Company and ChaseMellon Shareholder Services, l.l.c., as Rights Agent (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 1998).

 (10)(t)  Amendment to Key Employees Stock Bonus Plan of                 *
          Engelhard Corporation, effective October 1, 1998
          (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 13, 1998).

 (10)(u)  Amendment to Supplemental Retirement Program of                *
          Engelhard Corporation, effective October 1, 1998
          (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 13, 1998).

 (10)(v)  Amendment to Engelhard Corporation Directors and               *
          Executives Deferred Compensation Plan (1986-1989), effective October 1, 1998 (incorporated by reference to Form 10-Q filed with the Securities and Exchange
          Commission on November 13, 1998).

 (10)(w)  Amendment to Engelhard Corporation Directors and               *
          Executives Deferred Compensation Plan (1990-1993), effective October 1, 1998 (incorporated by reference to Form 10-Q filed with the Securities and Exchange
          Commission on November 13, 1998).

 (10)(x)  Amendment to Deferred Compensation Plan For Key                *
          Employees of Engelhard Corporation, effective
          October 1, 1998 (incorporated by reference to Form
          10-Q filed with the Securities and Exchange Commission on November 13, 1998).

  10)(y)  Amendment to Deferred Compensation Plan For                    *
          Directors of Engelhard Corporation, effective
          October 1, 1998 (incorporated by reference to Form
          10-Q filed with the Securities and Exchange Commission on November 13, 1998).

* Incorporated by reference as indicated.

Exhibits                                                               Pages
--------                                                               -----

(10)(z)   Amendment to Retirement Plan For Directors of                  *
          Engelhard Corporation, effective October 1, 1998
          (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 13, 1998).

(10)(aa)  Amendment to Stock Bonus Plan For Non-Employee                 *
          Directors of Engelhard Corporation, effective
          October 1, 1998 (incorporated by reference to Form
          10-Q filed with the Securities and Exchange Commission on November 13, 1998).

(10)(ab)  Amendment to Deferred Compensation Plan for Key                *
          Employees of Engelhard Corporation, effective
          August 6, 1998 (incorporated by reference to Form
          10-Q filed with the Securities and Exchange Commission on November 13, 1998).

(10)(ac)  Engelhard Corporation Deferred Stock Plan for Nonemployee      *
          Directors, effective May 6, 1999 (incorporated by reference to the 1998 definitive Proxy Statement filed with the Securities and Exchange Commission on March 31,
          1999).

(10)(ad)  Credit Agreement dated as of April 10, 1997 (incorporated      *
          by reference to Form 10-Q filed with the Securities and Exchange Commission on May 14, 1997).

(10)(ae)  Amendment to Key Employees Stock Bonus Plan of Engelhard       *
          Corporation, effective December 16, 1999 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 28, 2000).

(10)(af)  Amendment to Engelhard Corporation Stock Option Plan of        *
          1991, effective December 16, 1999 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 28, 2000).

(10)(ag)  Engelhard Corporation Stock Option Plan of 1999 for            *
          Certain Key Employees, effective December 16, 1999
          (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 28, 2000).

(10)(ah)  Amendment to Engelhard Corporation Stock Option Plan of      79-80
          1999 For Certain Key Employees (non section 16 (B)
          Officers), effective February 1, 2001.

(10)(ai)  Amendment to Engelhard Corporation Stock Option Plan of      81-82
          1991, effective February 1, 2001.

(10)(aj)  Amendment to Engelhard Corporation Stock Option Plan of      83-84
          1999 For Certain Key Employees (Non Section 16 (B)
          Officers), effective March 1, 2001.

(10)(ak)  Amendment to Engelhard Corporation Stock Option Plan of      85-86
          1991, effective March 1, 2001.

(10)(al)  Amendment to Engelhard Corporation Directors Stock Option    87-88
          Plan, effective March 1, 2001.

(10)(am)  Supplemental Retirement Trust Agreement, effective           89-99
          December, 1998.

(10)(an)  Annual Restricted Cash Incentive Compensation Plan,          100-105
          effective December 15, 2000.

(10)(ao)  Deferred Compensation Plan For Key Employees of              106-113
          Engelhard Corporation effective August 1, 1985 - conformed copy includes amendments through February 2001.

(10)(ap)  Amendment to Retirement Plan For Directors of Engelhard      114-115
          Corporation, effective April 2000.

(12)      Computation of the Ratio of Earnings to Fixed Charges.       116-117

(21)      Subsidiaries of the Registrant.                              118-120

(23)      Consent of Independent Accountants.                          121-123

(24)      Powers of Attorney.                                          124-131

                                   Signatures
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Iselin, New Jersey on the 30th day of March 2001.


                                               Engelhard Corporation
                                               ---------------------
                                                     Registrant




                                                 /s/Barry W. Perry
                                               ---------------------
                                                    Barry W. Perry
                                        (Chairman and Chief Executive Officer)



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                        Title                       Date
      ---------                        -----                       ----


/s/ Barry W. Perry           Chairman and Chief Executive      March 30, 2001
-------------------------    Officer & Director
    Barry W. Perry           (Principal Executive Officer)



/s/ Michael A. Sperduto      Controller                        March 30, 2001
-------------------------    (Chief Accounting Officer)
    Michael A. Sperduto

           *                            Director              March 30, 2001
---------------------------
     Marion H. Antonini


           *                            Director              March 30, 2001
--------------------------
     James V. Napier


           *                            Director              March 30, 2001
--------------------------
      Norma T. Pace


           *                            Director              March 30, 2001
-------------------------
     Orin R. Smith


           *                            Director              March 30, 2001
-------------------------
    Reuben F. Richards


           *                            Director              March 30, 2001
-------------------------
      Henry R. Slack


           *                            Director              March 30, 2001
-------------------------
    Douglas G. Watson



* By this signature below, Arthur A. Dornbusch, II has signed this Form 10-K as attorney-in-fact for each person indicated by an asterisk pursuant to duly executed powers of attorney filed with the Securities and Exchange Commission included herein as Exhibit 24.

/s/ Arthur A. Dornbusch, II                                   March 30, 2001
---------------------------
    Arthur A. Dornbusch, II

                                EXHIBIT (3)(h)

                          Article II, Section 8 of the
                        by-laws of the Company as amended
                           To Allow Electronic Voting
                        ---------------------------------

                             AMENDMENT TO BY-LAWS TO
                             ALLOW ELECTRONIC VOTING

     At its meeting on March 1, 2001 the Company's Board of Directors amended and restated Article II, Section 8 of the Company's By-Laws to read in full as follows:

     "Section 8. Voting. Each stockholder of record of the Corporation shall, at every Meeting of the Stockholders of the Corporation, be entitled to one vote for each share of stock standing in his name on the books of the Corporation on any matter on which he is entitled to vote, and such votes may be cast either in person or by proxy, but no proxy shall be voted on after one year from its date.

     A stockholder may authorize another person or persons to act for him as proxy by (i) executing a writing authorizing another person or persons to act for him as proxy (such execution may be accomplished by the stockholder or his authorized officer, director, employee or agent signing such writing or causing his or her signature to be affixed to such writing by any reasonable means including, but not limited to, by facsimile signature), or (ii) transmitting or authorizing the transmission of a telegram, cablegram, Internet, interactive voice response system or other means of electronic transmission (including by telephone) to the person who will be the holder of the proxy or to a proxy solicitation firm, proxy support service organization or like agent duly authorized by the person who will be the holder of the proxy to receive such transmission, provided that any such telegram, cablegram, Internet, interactive voice response system or other means of electronic transmission must either set forth or be submitted with information from which it can be determined that the telegram, cablegram, Internet transmission, interactive voice response system or other electronic transmission was authorized by the stockholder. If no date is stated in a proxy, such proxy shall be presumed to have been executed on the date of the Meeting at which it is to be voted. Each proxy shall be revocable unless expressly provided therein to be irrevocable and coupled with an interest sufficient in law to support an irrevocable power or unless otherwise made irrevocable by law.

     The vote on all elections of directors shall be by ballot and, upon demand of any stockholder, the vote on any other question before the Meeting shall be by ballot or otherwise as determined by the Chairman of the Meeting.

     Except as otherwise provided by statute, the Certificate of Incorporation or these By-Laws, all elections shall be had and all questions decided by a majority of the votes cast."

                                EXHIBIT(10)(ah)

                       AMENDMENT TO ENGELHARD CORPORATION
                           STOCK OPTION PLAN OF 1999
                           FOR CERTAIN KEY EMPLOYEES
                          (NON SECTION 16(B) OFFICERS)
                       ----------------------------------

                       AMENDMENT TO ENGELHARD CORPORATION
                            STOCK OPTION PLAN OF 1999
                            FOR CERTAIN KEY EMPLOYEES
                          (NON SECTION 16(B) OFFICERS)
                       ----------------------------------


     The Engelhard Corporation Stock Option Plan of 1999 for Certain Key Employees (Non Section 16(b) Officers) (the "Plan") is amended as set forth below, effective as of February 1, 2001.

1.  The first sentence of Sections 3 of the Plan is amended to read as follows:

     "There shall be available for option under the Plan 5,500,000 shares of the Company's Common Stock (the 'Stock'), subject to any adjustments which may be made pursuant to Section 5(f) hereof."

                                EXHIBIT(10)(ai)

                       AMENDMENT TO ENGELHARD CORPORATION
                           STOCK OPTION PLAN OF 1991
                       ----------------------------------

                       AMENDMENT TO ENGELHARD CORPORATION
                           STOCK OPTION PLAN OF 1991
                       ----------------------------------

     The Engelhard Corporation Stock Option Plan of 1991 (the "Plan") is amended as set forth below, effective as of February 1, 2001.


     1.   Sections 6 of the Plan is amended to read as follows:

    "6. Duration. Unless sooner terminated by the Board of Directors, the Plan shall terminate on, and no option shall be granted hereunder after June 30, 2002."

     2.  The first sentence of Section 7(c) is amended to replace
        "June 30, 2001" with "June 30, 2002."

                                EXHIBIT(10)(aj)

                       AMENDMENT TO ENGELHARD CORPORATION
                           STOCK OPTION PLAN OF 1999
                           FOR CERTAIN KEY EMPLOYEES
                          (NON SECTION 16(B) OFFICERS)
                       ----------------------------------

                       AMENDMENT TO ENGELHARD CORPORATION
                           STOCK OPTION PLAN OF 1999
                           FOR CERTAIN KEY EMPLOYEES
                          (NON SECTION 16(B) OFFICERS)
                       ----------------------------------

     The Engelhard Corporation Stock Option Plan of 1999 for Certain Key Employees (Non Section 16(b) Officers) (the "Plan") is amended as set forth below, effective March 1, 2001.

     1.   Section 5(i) of the Plan is amended to read as follows:

     "(i) Tax Withholding. The Committee may establish such rules and procedures as it considers desirable in order to satisfy any obligation of the Company or any Subsidiary to withhold Federal income taxes or other taxes with respect to the exercise of an option under the Plan, including without limitation rules and procedures permitting an optionee to elect that the Company withhold shares of Stock otherwise issuable upon exercise of such option in order to satisfy such withholding obligation; provided, however, that the amount of tax withholding to be satisfied by withholding shares of Stock from the option exercise shall be limited to the minimum amount of taxes, including employment taxes, required to be withheld under applicable Federal, state and local law."

                                EXHIBIT(10)(ak)

                       AMENDMENT TO ENGELHARD CORPORATION
                           STOCK OPTION PLAN OF 1991
                       ----------------------------------

                      AMENDMENT TO ENGELHARD CORPORATION
                            STOCK OPTION PLAN OF 1991
                       ----------------------------------

     The Engelhard Corporation Stock Option Plan of 1991 (the "Plan") is amended as set forth below, effective March 1, 2001.

     1. The last sentence of the first paragraph of Sections 5(c) of the Plan is amended to read as follows:

     "The purchase price may be paid in whole or in part with shares of Stock having a fair market value on the exercise date equal to the cash amount for which such shares are substituted; provided, however, that in no event may any portion of the purchase price be paid with shares of Stock acquired upon exercise of a stock option granted under this Plan unless such shares were acquired more than six months before the applicable date of exercise."

     2.   Section 5(i) of the Plan is amended to read as follows:

     "(i) Tax Withholding. The Committee may establish such rules and procedures as it considers desirable in order to satisfy any obligation of the Company or any Subsidiary to withhold Federal income taxes or other taxes with respect to the exercise of an option under the Plan, including without limitation rules and procedures permitting an optionee to elect that the Company withhold shares of Stock otherwise issuable upon exercise of such option in order to satisfy such withholding obligation; provided, however, that the amount of tax withholding to be satisfied by withholding shares of Stock from the option exercise shall be limited to the minimum amount of taxes, including employment taxes, required to be withheld under applicable Federal, state and local law."

                                EXHIBIT(10)(al)

                       AMENDMENT TO ENGELHARD CORPORATION
                          DIRECTORS STOCK OPTION PLAN
                       ----------------------------------

                       AMENDMENT TO ENGELHARD CORPORATION
                           DIRECTORS STOCK OPTION PLAN
                       ----------------------------------

     The Engelhard Corporation Directors Stock Option Plan (the "Plan") is amended as set forth below, effective March 1, 2001.

     1. The last sentence of Sections 5(d) of the Plan is amended to read as follows:

     "The purchase price may be paid in whole or in part with Shares having a Fair Market Value on the exercise date equal to the cash amount for which such Shares are substituted; provided, however, that in no event may any portion of the purchase price be paid with Shares acquired upon exercise of an Option granted under this Plan unless the Shares are acquired more than six months before the applicable date of exercise."

     2. The last sentence of Section 6(c) of the Plan is amended to read as follows:

     "This authority shall include authority to withhold or receive Shares or other property and to make cash payments in respect thereof in satisfaction of a Participant's tax obligations; provided, however, that the amount of tax withholding to be satisfied by withholding Shares delivered under this Plan on exercise of an Option shall be limited to the minimum amount of taxes, if any, required to be withheld under applicable Federal, state and local law."

                                EXHIBIT (10)(am)

                     Supplemental Retirement Trust Agreement
                     ---------------------------------------

                     SUPPLEMENTAL RETIREMENT TRUST AGREEMENT


     This Agreement made this ___ day of December, 1998, by and between Engelhard Corporation (the "Company") and Wachovia Bank, N.A. (the "Trustee");

     WHEREAS, the Company has adopted the Deferred Compensation Plan for Directors of Engelhard Corporation, the Retirement Plan for Directors of Engelhard Corporation, the Deferred Compensation Plan for Key Employees of Engelhard Corporation, the Engelhard Corporation Directors and Executives Deferred Compensation Plan (1986-1989), the Engelhard Corporation Directors and Executives Deferred Compensation Plan (1990-1993), and the Supplemental Retirement Program of Engelhard Corporation (collectively the "Plans") benefiting certain of its directors and employees (the "Participants");

     WHEREAS, the Company has incurred or expects to incur liability under the terms of such Plans with respect to the Participants;

     WHEREAS, the Company wishes to establish a trust (hereinafter called the "Trust") and to contribute to the Trust assets that shall be held therein, subject to the claims of the Company's creditors in the event of the Company's Insolvency, as herein defined, until paid to the Participants and their beneficiaries in such manner and at such times as specified in the Plans;

     WHEREAS, it is the intention of the parties that this Trust shall constitute an unfunded arrangement and shall not affect the status of the Plans as unfunded arrangements maintained for the purpose of providing deferred compensation for a select group of management or highly compensated employees for purposes of Title I of the Employee Retirement Income Security Act of 1974, as amended;

     WHEREAS, it is the intention of the Company to make contributions to the Trust to provide itself with a source of funds to assist it in the meeting of its liabilities under the Plans;

     NOW, THEREFORE, the parties do hereby establish the Trust and agree that the Trust shall be comprised, held and disposed of as follows:

                       Section 1. Establishment of Trust

     (a) The Company hereby deposits with the Trustee in trust one hundred dollars ($100), which shall become the principal of the Trust to be held, administered and disposed of by the Trustee as provided in this Trust Agreement.

     (b) The Trust hereby established shall be irrevocable.

     (c) The Trust is intended to be a grantor trust, of which the Company is the grantor, within the meaning of subpart E, part I, subchapter J, chapter 1, subtitle A of the Internal Revenue Code of 1986, as amended (the "Code"), and shall be construed accordingly.

     (d) The principal of the Trust, and any earnings thereon shall be held separate and apart from other funds of the Company and shall be used exclusively for the uses and purposes of the Participants and general creditors as herein set forth. The Participants and their beneficiaries shall have no preferred claim on, or any beneficial ownership interest in, any assets of the Trust. Any rights created under the Plans and this Trust Agreement shall be mere unsecured contractual rights of the Participants and their beneficiaries against the Company. Any assets held by the Trust will be subject to the claims of the Company's general creditors under applicable law in the event of Insolvency, as defined in Section 3(a) herein.

     (e) Immediately upon a Change in Control (as defined in Section 13(d) below) and within 30 days following the end of each calendar year thereafter, the Company shall be required to irrevocably deposit additional cash or other property (which may be held in the Trust consistent with Section 5(d) hereof) to the Trust in an amount sufficient to pay each Participant or beneficiary the vested benefits payable pursuant to the terms of the Plans plus projected fees and expenses of the Trust as of the date of the Change in Control or the close of the calendar year, as the case may be. The Company shall also fund an expense reserve for the Trustee in the amount of $150,000. Following a Change in Control, the Trustee shall have the right to compel contributions from the Company to make up for any shortfall.

     (f) Any one of the General Counsel, Chief Financial Officer, Treasurer or Controller of the Company shall have the specific authority to determine whether a Change in Control has occurred for purposes of this Agreement and shall be required to give the Trustee written notice of a Change in Control. The Trustee shall be entitled to rely upon such written notice, but if the Trustee receives notice of a Change in Control from another source, the Trustee shall make its own independent determination.

        Section 2. Payments to the Participants and Their Beneficiaries.

     (a) The Company shall deliver to the Trustee a schedule at least annually and upon a Change in Control (the "Payment Schedule") that indicates the amounts payable in respect of each Participant (and his or her beneficiaries), that provides a formula or other instructions acceptable to the Trustee for determining the amounts so payable, the form in which such amount is to be paid (as provided for or available under the Plans), the rate of income and employment tax withholding applicable to such payments, and the time of commencement for payment of such amounts. Except as otherwise provided herein, the Trustee shall make payments to the Participants and their beneficiaries in accordance with such Payment Schedule. The Trustee shall make provision for the reporting and withholding of any federal, state or local taxes that may be required to be withheld with respect to the payment of benefits pursuant to the terms of the Plans at the rates indicated on the Payment Schedule and shall pay amounts withheld to the appropriate taxing authorities or determine that such amounts have been reported, withheld and paid by the Company.

     (b) Prior to a Change in Control, the Company shall be responsible for determining a Participant's eligibility for benefits under the Plans and the amount and duration thereof, and shall instruct the Trustee accordingly. The Trustee shall observe the Company's instructions unless the Participant or beneficiary objects thereto and pursues resolution of the dispute through legal proceedings or arbitration, in which case the Trustee shall observe the court decree or arbitrator's award in paying benefits (if any are awarded) to the Participant or beneficiary.

     (c) After a Change in Control, the Company shall continue to make the determination of benefits due to Participants; provided, however, a Participant or their beneficiaries may make application to the Trustee for an independent decision as to the amount or form of their benefits due under the Plans. In making any determination required or permitted to be made by the Trustee under this Section 2(c), the Trustee shall, in each such case, reach its own independent determination, in its absolute and sole discretion, as to the Participant's or beneficiary's entitlement to a payment hereunder. In making its determination, the Trustee may consult with and make such inquiries of such persons, including the Participant or his or her beneficiaries, the Company, legal counsel, actuaries or other persons, as the Trustee may reasonably deem necessary. Any reasonable costs incurred by the Trustee in arriving at its determination shall be reimbursed by the Company and, to the extent not paid by the Company within a reasonable time, shall be charged to the Trust. The Company waives any right to contest any amount paid by the Trustee hereunder pursuant to a good faith determination made by the Trustee notwithstanding any claim by or on behalf of the Company (absent a manifest error by the Trustee) that such payments should not be made.

     (d) A Participant or beneficiary may apply in writing directly to the Trustee for payment of a benefit that (i) has been awarded to the Participant or beneficiary by a final court decree or arbitration award, and (ii) has not been paid by the Company. Such application shall be accompanied by a certified copy of such court decree or arbitration award. Upon receiving an application for payment of a benefit accompanied by a certified copy of a court decree or arbitration award, the Trustee shall notify the Company of the application, including the amount of the benefit payable, and the Trustee shall make such payments as required by the court decree or arbitration award, after providing the Company with an opportunity to prove to the satisfaction of the Trustee that the Company has paid the benefit to the Participant or beneficiary.

     (e) The Company may make payment of benefits directly to the Participants or their beneficiaries as they become due under the terms of the Plans. The Company shall notify the Trustee of its decision to make payment of benefits directly prior to the time amounts are payable to the Participants or their beneficiaries. In addition, if the principal of the Trust, and any earnings thereon, are not sufficient to make payments of benefits in accordance with the terms of the Plans, the Company shall make the balance of each such payment as it falls due. The Trustee shall notify the Company where principal and earnings are not sufficient.

     Section 3. Trustee Responsibility Regarding Payments to Trust Beneficiary When the Company Is Insolvent.

     (a) The Trustee shall cease payment of benefits to the Participants and their beneficiaries if the Company is Insolvent. The Company shall be considered "Insolvent" for purposes of this Trust Agreement if (i) the Company is unable to pay its debts as they become due, or (ii) the Company is subject to a pending proceeding as a debtor under the United States Bankruptcy Code.

     (b) At all times during the continuance of this Trust, as provided in
Section 1(d) hereof, the principal and income of the Trust shall be subject to claims of general creditors of the Company under applicable law as set forth below.

     (1) The Board of Directors and the Chief Executive Officer of the Company shall have the duty to inform the Trustee in writing of the Company's Insolvency. If a person claiming to be a creditor of the Company alleges in writing to the Trustee that the Company has become Insolvent, the Trustee shall determine whether the Company is Insolvent and, pending such determination, the Trustee shall discontinue payment of benefits to the Participants or their beneficiaries.

     (2) Unless the Trustee has actual knowledge of the Company's Insolvency, or has received notice from the Company or a person claiming to be a creditor alleging that the Company is Insolvent, the Trustee shall have no duty to inquire whether the Company is Insolvent. The Trustee may in all events rely on such evidence concerning the Company's solvency as may be furnished to the Trustee and that provides the Trustee with a reasonable basis for making a determination concerning the Company's solvency.

     (3) If at any time the Trustee has determined that the Company is Insolvent, the Trustee shall discontinue payments to the Participants or their beneficiaries and shall hold the assets of the Trust for the benefit of the Company's general creditors. Nothing in this Trust Agreement shall in any way diminish any rights of the Participants or their beneficiaries to pursue their rights as general creditors of the Company with respect to benefits due under the Plans or otherwise.

     (4) The Trustee shall resume the payment of benefits to the Participants or their beneficiaries in accordance with Section 2 of this Trust Agreement only after the Trustee has determined that the Company is not Insolvent (or is no longer Insolvent).

     (c) Provided that there are sufficient assets, if the Trustee discontinues the payment of benefits from the Trust pursuant to Section 3(b) hereof and subsequently resumes such payments, the first payment following such discontinuance shall include the aggregate amount of all payments due to the Participants or their beneficiaries under the terms of the Plans for the period of such discontinuance, less the aggregate amount of any payments made to the Participants or their beneficiaries by the Company in lieu of the payments provided for hereunder during any such period of discontinuance plus earnings on such difference based on the "applicable federal rate" (as defined in Section 1274(d) of the Code) over such period of discontinuance.

                      Section 4. Payments to the Company.

     Except as provided in Section 3 hereof, the Company shall have no right or power to direct the Trustee to return to the Company or to divert to others any of the Trust assets before all payment of benefits have been made to the Participants and their beneficiaries pursuant to the terms of the Plans and all fees and expenses of the Trust have been paid.

                        Section 5. Investment Authority.

     (a) The Trustee may invest in securities (including stock or rights to acquire stock) or obligations issued by the Company. All rights associated with assets of the Trust shall be exercised by the Trustee or the person designated by the Trustee, and shall in no event be exercisable by or rest with the Participants.

     (b) The Company shall have the right at any time, and from time to time in its sole discretion, to substitute assets permitted to be held at such time by the Trust of equal fair market value for any asset held by the Trust. This right is exercisable by the Company in a nonfiduciary capacity without the approval or consent of any person in a fiduciary capacity.

     (c) Except as otherwise provided in Section 5(d) below, subject to investment guidelines agreed in writing from time to time by the Company and the Trustee prior to a Change in Control, the Trustee shall have the following powers, rights and duties in addition to those provided elsewhere in this Trust Agreement or by law.

     (i) To have the exclusive authority and discretion to invest and reinvest the Trust assets in property of any kind, real or personal.

     (ii) To engage in the writing, sale, purchase and exercise of covered call option contracts as an investment for the Trust.

     (iii) To manage, operate, sell, contract to sell, grant options with respect to, convey, exchange, partition, transfer, abandon, improve, repair, insure, lease for any term (although commencing in the future or extending beyond the term of this Trust) and otherwise deal with all property, real and personal, in such manner, for such considerations, and on such terms and conditions as the Trustee shall decide.

     (iv) To borrow from anyone such amount or amounts of money as the Trustee considers desirable to carry out the purpose of this Trust and for that purpose to mortgage or pledge all or any part of the Trust assets.

     (v) To retain in cash (pending investment, reinvestment or payment of benefits) any portion of the Trust assets and to deposit cash in any depository, including the banking department of the bank acting as Trustee.

     (vi) To begin, maintain or defend any litigation necessary in connection with the investment, reinvestment and administration of the Trust.

     (vii) To have all rights of an individual owner, including the power to give proxies to vote stocks, to join in or oppose (alone or jointly with others) voting trusts, mergers, consolidations, foreclosures, reorganizations, recapitalizations or liquidations, and to exercise or sell stock subscription or conversion rights.

     (viii) To hold securities or other property in the name of the Trustee or its nominee, nominees, or in such other form as it determines best, with or without disclosing the Trustee relationship, provided the records of the Trustee shall indicate the actual ownership of such securities or other property.

     (ix) To enter into letter of credit agreements under which the Trustee may draw down and under which the Company shall have the reimbursement obligation.

     (d) During the 90 day period following a Change in Control, the Trustee may only invest the assets of the Trust in (i) short term United States government obligations, (ii) mutual funds consisting solely of short term United States government obligations, or (iii) shares of Company common stock not exceeding the number of Company common stock units held in Participants' accounts under the Plans from time to time. Thereafter, the Trustee may only invest the assets of the Trust in accordance with the investment guidelines attached hereto as Exhibit A, and Exhibit A may not be amended after a Change in Control.

                       Section 6. Disposition of Income.

     During the term of this Trust, all income received by the Trust, net of expenses and taxes, shall be accumulated and reinvested.

                     Section 7. Accounting by the Trustee.

     The Trustee shall keep accurate and detailed records of all investments, receipts, disbursements, and all other transactions required to be made, including such specific records as shall be agreed upon in writing between the Company and the Trustee. Within 90 days following the close of each calendar year and within 90 days after the removal or resignation of the Trustee, the Trustee shall deliver to the Company a written account of its administration of the Trust during such year or during the period from the close of the last preceding year to the date of such removal or resignation, setting forth all investments, receipts, disbursements and other transactions effected by it, including a description of all securities and investments purchased and sold with the cost or net proceeds of such purchases or sales (accrued interest paid or receivable being separately stated), and showing all cash, securities and other property held in the Trust at the end of such year or as of the date of such removal or resignation, as the case may be.

                   Section 8. Responsibility of the Trustee.

     (a) The Trustee shall act with the care, skill, and diligence under the circumstances then prevailing that a prudent person acting in like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims, provided, however, that the Trustee shall incur no liability to any person for any action taken pursuant to a direction, request or approval given by the Company which is contemplated by, and in conformity with, the terms of the Plans or this Trust and is given in writing by the Company. In the event of a dispute between the Company and a party, the Trustee may apply to a court of competent jurisdiction to resolve the dispute.

     (b) If the Trustee incurs any liability in its capacity as Trustee hereunder or undertakes or defends any litigation, claim or proceeding arising in connection with this Trust, the Company agrees to indemnify the Trustee against the Trustee's costs, expenses and liabilities (including, without limitation, attorneys' fees and expenses) relating thereto and to be primarily liable for such payments, except for liabilities, costs and expenses resulting from the willful misconduct or negligence of the Trustee or its agents or employees. If the Company does not pay such costs, expenses and liabilities in a reasonably timely manner, the Trustee may obtain payment from the Trust.

     (c) The Trustee may consult with legal counsel (who may also be counsel for the Company generally) with respect to any of its duties or obligations hereunder.

     (d) The Trustee may hire and rely on advice given by agents, accountants, actuaries, investment advisors, financial consultants or other professionals to assist it in performing any of its duties or obligations hereunder.

     (e) The Trustee shall have, without exclusion, all powers conferred on trustees by applicable law, unless expressly provided otherwise herein, provided, however, that if an insurance policy is held as an asset of the Trust, the Trustee shall have no power to name a beneficiary of the policy other than the Trust, to assign the policy (as distinct from conversion of the policy to a different form) other than to a successor trustee, or to loan to any person the proceeds of any borrowing against such policy.

     (f) Notwithstanding any powers granted to the Trustee pursuant to this Trust Agreement or to applicable law, the Trustee shall not have any power that could give this Trust the objective of carrying on a business and dividing the gains therefrom, within the meaning of section 301.7701-2 of the Procedure and Administrative Regulations promulgated pursuant to the Internal Revenue Code of 1986, as amended.

             Section 9. Compensation and Expenses of the Trustees.

     The Company shall pay all administrative and Trustee's fees and expenses. If not so paid, the fees and expenses shall be paid from the Trust.

              Section 10. Resignation and Removal of the Trustee.

     (a) The Trustee may resign at any time by written notice to the Company, which shall be effective 30 days after receipt of such notice unless the Company and the Trustee agree otherwise.

     (b) Except as set forth in paragraph (c) below, the Trustee may be removed by the Company on 30 days notice or upon shorter notice accepted by the Trustee.

     (c) Upon a Change in Control, as defined herein, the Trustee may not be removed by the Company for 6 years.

     (d) If the Trustee resigns or is removed after a Change in Control, as defined herein, the Company shall select a successor Trustee in accordance with the provisions of Section 11(b) hereof prior to the effective date of the Trustee's resignation or removal.

     (e) Upon resignation or removal of the Trustee and appointment of a successor Trustee, all assets shall subsequently be transferred to the successor Trustee. The transfer shall be completed within 30 days after receipt of notice of resignation, removal or transfer, unless the Company extends the time limit.

     (f) If the Trustee resigns or is removed, a successor shall be appointed, in accordance with Section 11 hereof, by the effective date of resignation or removal under paragraphs (a) or (b) of this section. If no such appointment has been made, the Trustee may apply to a court of competent jurisdiction for appointment of a successor or for instructions. All expenses of the Trustee in connection with the proceeding shall be allowed as administrative expenses of the Trust.

                     Section 11. Appointment of Successor.

     (a) If the Trustee resigns or is removed in accordance with Section 10(a) or (b) hereof, the Company may appoint any third party with a market capitalization in excess of $10 billion that may be granted corporate trustee powers under applicable law (such as a bank) as a successor to replace the Trustee upon resignation or removal. The appointment shall be effective when accepted in writing by the new Trustee, who shall have all of the rights and powers of the former Trustee, including ownership rights in the Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by the Company or the successor trustee to evidence the transfer.

     (b) If the Trustee resigns or is removed pursuant to the provisions of
Section 10(d) hereof, the Company may appoint any third party with a market capitalization in excess of $10 billion that may be granted corporate trustee powers under applicable law (such as a bank), but only if a majority in number of Participants who have unpaid benefits under the Plans approve such successor trustee in writing. The appointment of a successor Trustee shall be effective when so approved by Participants and accepted in writing by the new Trustee. The new Trustee shall have all the rights and powers of the former Trustee, including ownership rights in Trust assets. The former Trustee shall execute any instrument necessary or reasonably requested by the successor Trustee to evidence the transfer.

     (c) A successor Trustee need not examine the records and acts of any prior Trustee and may retain or dispose of existing Trust assets, subject to Sections 7 and 8 hereof. The successor Trustee shall not be responsible for and the Company shall indemnify and defend the successor Trustee from any claim or liability resulting from any action or inaction of any prior Trustee or from any other past event, or any condition existing at the time it becomes successor Trustee.

                     Section 12. Amendment or Termination.

     (a) Except as set forth in paragraph (d) below, this Trust Agreement may be amended by a written instrument executed by the Trustee and the Company. Notwithstanding the foregoing, no such amendment shall conflict with the terms of the Plans or shall make the Trust revocable.

     (b) The Trust shall not terminate until the date on which the Participants and their beneficiaries are no longer entitled to benefits pursuant to the terms of the Plans and all fees and expenses of the Trust have been paid. Upon termination of the Trust any assets remaining in the Trust shall be returned to the Company.

     (c) Upon written approval of the Participants or beneficiaries entitled to payment of benefits pursuant to the terms of the Plans, the Company may terminate this Trust prior to the time all benefit payments under the Plans have been made. All assets in the Trust at termination shall be returned to the Company.

     (d) This Trust Agreement may not be amended by the Company following a Change in Control in any manner which adversely affects the rights of Participants or beneficiaries.

                           Section 13. Miscellaneous.

     (a) Any provision of this Trust Agreement prohibited by law shall be ineffective to the extent of any such prohibition, without invalidating the remaining provisions hereof.

     (b) Benefits payable to the Participants and their beneficiaries under this Trust Agreement may not be anticipated, assigned (either at law or in equity), alienated, pledged, encumbered or subjected to attachment, garnishment, levy, execution or other legal or equitable process.

     (c) This Trust Agreement shall be governed by and construed in accordance with the laws of the State of Delaware without regard to the principles of conflict of laws.

     (d) For purposes of this Trust, a "Change in Control" shall mean:

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

                          Section 14. Effective Date.

     The effective date of this Trust Agreement shall be the date first written above.


Attest:                                 Engelhard Corporation



__________________                      By:_____________________________




Attest:                                 Wachovia Bank, N.A.



__________________                      By:_____________________________



                                   Exhibit A

     After the 90 day period following a Change in Control, the Trustee may only invest the assets of the Trust in the following: (i) United States government obligations, (ii) mutual funds consisting solely of United States government obligations, or (iii) shares of Company common stock not exceeding the number of Company common stock units held in Participants' accounts under the Plans from time to time.

                                EXHIBIT (10)(an)

               Annual Restricted Cash Incentive Compensation Plan
               --------------------------------------------------

                             ENGELHARD CORPORATION
               ANNUAL RESTRICTED CASH INCENTIVE COMPENSATION PLAN

     Section 1. Purpose and Scope

     The purpose of the Engelhard Corporation Annual Restricted Cash Incentive Compensation Plan is to provide certain key employees with performance-based compensation as an incentive for their efforts to achieve the financial and strategic objectives of Engelhard Corporation.

     Section 2. Definitions

     (a) "Board" means the Board of Directors of the Company.

     (b) "Change in Control" means:

     (i) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person"), of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (1) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (2) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change in
Control: (i) any acquisition directly from the Company (other than by exercise of a conversion privilege); (ii) any acquisition by the Company or any of its subsidiaries; (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its subsidiaries; or
(iv) any acquisition by any corporation with respect to which, following such acquisition, more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Company Voting Securities immediately prior to such acquisition in substantially the same proportions as their ownership, immediately prior to such acquisition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be;

     (ii) During any period of two consecutive years, individuals who, as of the beginning of such period, constitute the Board of Directors of the Company (the "Incumbent Board"), cease for any reason to constitute at least a majority of the Board of Directors of the Company; provided, however, that any individual becoming a director subsequent to the beginning of such period whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act); or

     (iii) approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, with respect of which all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation, do not, following such reorganization, merger or consolidation, beneficially own, directly or indirectly, more than 60% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be; or

     (iv) approval by the shareholders of the Company of (1) a complete liquidation or dissolution of the Company or (2) a sale or other disposition of all or substantially all of the assets of the Company, other than to the corporation, with respect to which following such sale or other disposition, more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportion as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be.

     (c) "Code" means the Internal Revenue Code of 1986, as amended.

     (d) "Committee" means the Compensation Committee of the Board.

     (e) "Company" means Engelhard Corporation and any subsidiary thereof designated for Plan participation with the approval of the Committee.

     (f) "Eligible Employee" means any Company employee who, in the opinion of the Committee, is a key employee of the Company.

     (g) "Participant" means an Eligible Employee designated by the Committee under Section 3 to participate in the Plan.

     (h) "Performance Award" means an award denominated in cash made to a Participant under the terms of the Plan.

     (i) "Plan" means the Engelhard Corporation Annual Restricted Cash Incentive Plan, as amended from time to time.

     (j) "Plan Year" means the calendar year.

     Section 3. Participation.

     The Committee shall specify, from time to time, the Eligible Employees who shall be Participants in the Plan. Participation for a Plan Year does not guarantee that an Eligible Employee will participate in the Plan in any later Plan Year, such participation to be at the discretion of the Committee.

     Section 4. Performance Awards.

     The Committee shall, in its discretion, make Performance Awards to Participants for each Plan Year. The amount of each Performance Award shall be based on such Company, business unit and/or individual performance measures as are deemed appropriate by the Committee. Performance Awards may vary among Participants and from Plan Year to Plan Year. Unless otherwise determined by the Committee at the time of grant of a Performance Award, the amount of each Performance Award shall be increased by an interest factor from the date of grant through the date of payment of the Performance Award (or, if the payment is deferred under a deferred compensation plan of the Company, the date the payment would have otherwise been made). Such increase shall be payable at the time the Performance Award installment to which it relates is payable. The interest rate utilized to calculate such increase shall be set monthly and shall be equal to 120% of the long-term federal rate, compounded monthly (within the meaning of Section 1274(d) of the Code) as in effect for the month for which interest is being computed.

     Section 5. Vesting and Payment of Awards.

     Unless the Committee expressly provides otherwise, each Performance Award will vest in four equal annual installments beginning on the first anniversary of the date of grant. The amount of each installment of a Performance Award will be paid in cash as soon as administratively practicable following vesting of the installment, unless deferred under a Company deferred compensation plan. Except as otherwise set forth in Section 6 below, upon termination of a Participant's employment for any reason any unvested installment of a Performance Award shall be immediately forfeited.

     Notwithstanding any provision of this Plan to the contrary, the Committee shall have the authority at any time to accelerate the vesting of all or any portion of any Performance Award.

     Section 6. Effect of Termination of Employment or Death.

     Each unvested Performance Award will be forfeited immediately upon the termination of employment of a Participant, except that: (i) if such termination is by reason of disability or retirement at normal, deferred or early retirement age, under any retirement plan maintained by the Company or any of its subsidiaries, or for any other reason specifically approved in advance by the Committee, any unvested Performance Awards held by the Participant shall thereupon become vested in full; (ii) if such termination is by action of the Company or a Subsidiary other than as provided in (i) above and other than discharge by reason of willful violation of the rules of the Company or instructions of superior(s), the Participant's Performance Awards shall continue to vest at the times set forth under the applicable Performance Award notwithstanding such termination of employment; and (iii) in the event of the death of a Participant while employed, any Performance Award then held by the Participant shall thereupon become vested in full.

     Section 7. Plan Administration.

     7.1 Administration by Committee. The Plan shall be administered by the Committee.

     7.2 Interpretation of Plan Provisions. The Committee shall construe and interpret the Plan and may adopt rules and regulations governing administration of the Plan. The Committee may consult with the management of the Company but shall retain responsibility for administration of the Plan. The Committee's decisions, actions and interpretations regarding the Plan shall be final and binding upon all Participants.

     Section 8. Nonassignability.

     No Performance Award granted to a Participant under the Plan shall be assignable or transferable, except by will or by the laws of descent and distribution.

     Section 9. Change in Control.

     Upon the occurrence of a Change in Control, all unpaid Performance Awards shall immediately become vested in full and shall be paid in cash to the Participant immediately upon the Change in Control.

     Section 10. Effective Date and Term of Plan.

     The Plan shall be effective as of December __, 2000. The Plan shall continue from year to year until terminated by the Board.

     Section 11. Amendment of the Plan.

     The Board may amend, modify or terminate the Plan at any time and from time to time. Notwithstanding the foregoing, no such amendment, modification or termination may adversely affect a Participant's rights under a Performance Award previously made without the Participant's prior written consent.

    Section 12. General Provisions.

     12.1 Unfunded Plan. The Plan shall be an unfunded incentive compensation arrangement. Nothing contained in the Plan, and no action taken pursuant to the Plan, shall create or be construed to create a trust of any kind. A Participant's right to receive a Performance Award shall be no greater than the right of an unsecured general creditor of the Company. All Performance Awards shall be paid from the general funds of the Company.

     12.2 Not Compensation for Benefit Plans. No Performance Award payable under this Plan shall be deemed salary or compensation for the purpose of computing benefits under any benefit plan or other arrangement of the Company or its subsidiaries for the benefit of its employees unless the Company shall determine otherwise; provided, however, Performance Awards under this Plan shall be taken into accounting in computing benefits payable under Section 3 of the Company's Change in Control Agreements.

     12.3 Governing Law. The Plan shall be interpreted, construed and administered in accordance with the laws of the state of New Jersey, without giving effect to principles of conflict of laws.

     12.4 Section Headings. The section headings contained in the Plan are for purposes of convenience only and are not intended to define or limit the contents of the Plan's sections.

     12.5 Effect on Employment. Nothing contained in the Plan shall affect or be construed as affecting the terms of employment of any Eligible Employee except as expressly provided in the Plan.

     12.6 Successors. All obligations of the Company with respect to Performance Awards granted under the Plan shall be binding upon any successor to the Company, whether such successor is the result of an acquisition of stock or assets of the Company, a merger, a consolidation or otherwise.

     12.7 Withholding of Taxes. The Company shall deduct from each Performance Award the amount of any taxes required to be withheld by any governmental authority.

                                EXHIBIT (10)(ao)

                 Deferred Compensation Plan For Key Employees of
                              Engelhard Corporation
               --------------------------------------------------

                Deferred Compensation Plan For Key Employees of
                              Engelhard Corporation

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

     2. Each Eligible Employee shall have the option exercisable by written notice to the Company on or before November 30 of any calendar year to defer payment of (i) any portion of his salary for the next succeeding calendar year and (ii) all or any portion of any regular or special bonus the amount of which has not been determined as of the date of the deferral election and which is to be paid in the next succeeding calendar year; provided, however, that in no event shall the total amount so deferred exceed thirty percent (30%) of the sum of the amounts described in (i) and (ii) above. Notwithstanding the foregoing,
(A) with respect to the 1985 calendar year an Eligible Employee shall have the option exercisable by written notice to the Company on or before July 1, 1985 to defer payment of up to fifteen percent (15%) of his salary for the period from August 1, 1985 through December 31, 1985 and (B) in the case of an individual who first becomes an Eligible Employee during a calendar year, such individual shall have the option exercisable by written notice to the Company to defer payment of up to fifteen percent (15%) of his salary for the period during such calendar year beginning on the date specified by the individual in his deferral election (which shall be at least one month after the date on which his deferral election is filed with the Company) and ending on the last day of such calendar year. An election made by an Eligible Employee pursuant to this paragraph 2 with respect to salary and bonuses for a calendar year shall become irrevocable as of the last day for making the election. Notwithstanding any provision of this Plan to the contrary, the payment of an installment of a Performance Award under the Company's Annual Restricted Cash Incentive Compensation Plan may be deferred under this Plan at the election of an Eligible Employee, provided such deferral election is made in writing by the Eligible Employee at least six months in advance of the date of vesting of the installment of the Performance Award. For purposes of this Plan, a deferral of an installment of a Performance Award shall be considered a deferral of bonus pursuant to paragraph 2 of this Plan.

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

     4. All salary and bonuses deferred pursuant to paragraph 2 above shall be held in the general funds of the Company and shall be credited to a bookkeeping account maintained by the Company in the name of the Eligible Employee, and shall bear the equivalent of interest from the end of the calendar month in which the compensation would have been paid if it had not been deferred. Interest equivalents shall be credited on December 31 of each year up to and including the year preceding that in which the last installment is paid, it being the intent that interest equivalents shall not cease to accrue upon payment of the first installment, but shall continue to accrue with respect to the balance undistributed at any time. The amount of interest equivalent credited to the Eligible Employee's account shall be determined by applying the interest equivalent rate established hereunder to the balance in the Eligible Employee's account (which balance shall include, for this purpose, interest equivalent accrued but not credited to the account) at the end of each month. For purposes of the foregoing, the interest equivalent rate shall be set monthly and shall be equal to 120% of the long-term federal rate, compounded monthly (within the meaning of Section 1274(d) of the Internal Revenue Code of 1986, as amended) as in effect for the month for which interest equivalent is being computed.** For periods prior to January 1, 1994 the last two sentences of paragraph 4 are as follows: "The amount of interest equivalents credited to the Eligible Employee's account annually shall be determined by applying the interest equivalent rate established hereunder to the average balance in the Eligible Employee's account during the year. For purposes of the foregoing, the annual interest equivalent rate shall be determined by averaging the rate of interest for 3-year U.S. Treasury notes as reported in the monthly Federal Reserve Bulletin for each calendar quarter of the year for which interest is being computed."

     5. All stock awards deferred by an Eligible Employee shall be transferred for the benefit of the Eligible Employee to a trust ("Trust") established by the Company with such terms and conditions as shall be determined by the Committee described in Section 8 below. The assets of the Trust shall be subject to the claims of the general creditors of the Company in the event of bankruptcy or insolvency of the Company, and the Trust may be utilized to assist the Company in satisfying its other obligations under the Plan. Any dividends payable with respect to any deferred stock awards made for the benefit of the Eligible Employee shall be handled in one of the following ways, as irrevocably elected by the Eligible Employee in his deferral election:

     (i) such dividends shall be added to the bookkeeping account described in paragraph 4 above, and shall be credited with interest equivalents pursuant to said paragraph 4;

     (ii) such dividends shall be paid out currently to such Eligible Employee;
or

     (iii) such dividends shall be applied by the Company or the trustee of the Trust to provide the maximum number of whole shares of Common Stock of the Company obtainable at then prevailing prices with such shares being added to the deferred stock awards of the Eligible Employee (and any amount which is insufficient to add an additional whole share shall be added to the bookkeeping account described in paragraph 4 above, and shall be credited with interest equivalents pursuant to said paragraph 4).

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

     If an "Immediate Payment Event" (as hereinafter defined) occurs prior to the date on which all deferred amounts have been paid or delivered, the Eligible Employee's "Accumulated Account" shall be paid or delivered to the Eligible Employee (or, in the event of his death, to his estate) as soon as practicable following such "Immediate Payment Event." If such payment or delivery by reason of an "Immediate Payment Event" is not made on or about January 1 of a calendar year, the distribution of the Eligible Employee's "Accumulated Account" shall include interest equivalents calculated by the Committee in a manner consistent with paragraph 4 hereof for the period from the preceding December 31 to the last day of the month preceding the date of such payment. Notwithstanding the other provisions of this Section 6, unless the Eligible Employee's deferral election specifically provides otherwise, payment of an Eligible Employee's "Accumulated Account" pursuant to an "Immediate Payment Event" specified by the Eligible Employee pursuant to clause (iv) of the fifth paragraph of this Section 6 as termination of employment of the Eligible Employee, shall be made in the same payment form (either lump sum or installments) selected, pursuant to the preceding provisions of this Section 6, by the Eligible Employee for the normal payment of his "Accumulated Account," but only if such termination of employment occurs after the Eligible Employee attains age 55. Payments pursuant to the preceding sentence shall commence as soon as practicable after the "Immediate Payment Event."

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

     (iii) a "Hardship" (as defined below) of the Eligible Employee as determined by the Committee; or

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

Notwithstanding the foregoing, a Change of Control shall not be considered an Immediate Payment Event hereunder with respect to the Accumulated Account of an Eligible Employee if the Eligible Employee so elects (in a manner acceptable to the Committee) at least six months in advance of the Change of Control.

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

     At the time of an Immediate Payment Event resulting from a Change of Control, the Company shall also make to each Eligible Employee whose Accumulated Account is distributed on account of the Change of Control an immediate cash payment equal, on an after-tax basis (including combined federal, state and local income, employment and excise taxes), to the excess of (A) over (B), where
(A) is equal to the present value (discounted at the Applicable Federal Rate (within the meaning of Section 1274 of the Code) in effect at the time of payment) of: (x) the Eligible Employee's Accumulated Account at the time of assumed payment (described below) as increased from the date of the Immediate Payment Event through the dates of assumed payment at a compound annual rate equal to the interest equivalent rate provided for under Section 4 of the Plan (as determined at the time of the Immediate Payment Event), multiplied by (y) one minus the federal income tax rate (expressed as a decimal) in effect at the time of the Immediate Payment Event; and (B) is the present value (discounted at the Applicable Federal Rate at the time of payment) of the Eligible Employee's Accumulated Account at the time of assumed payment, computed assuming that the Eligible Employee's Accumulated Account at the time of the Immediate Payment Event is reduced at such time by federal, state and local income taxes payable on a lump sum distribution of the entire Accumulated Account at such time and also assuming that such resulting amount is increased through the dates of assumed payment at a compound annual rate equal to (x) the interest equivalent rate provided for under Section 4 of the Plan at the time of the Immediate Payment Event, multiplied by (y) one minus the combined federal, state and local income tax rate at such time, expressed as a decimal. For purposes of this paragraph, it shall be assumed that the Eligible Employee's Accumulated Account will be distributed in ten annual installments commencing at the time the Eligible Employee reaches age 65, and it shall also be assumed that income taxes are payable at the top marginal rates and that state and local income taxes are deductible for federal income tax purposes.

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

                                 EXHIBIT(10)(ap)

                        AMENDMENT TO RETIREMENT PLAN FOR
                       DIRECTORS OF ENGELHARD CORPORATION
                       ----------------------------------

                        AMENDMENT TO RETIREMENT PLAN FOR
                       DIRECTORS OF ENGELHARD CORPORATION
                       ----------------------------------

     The Retirement Plan for Directors of Engelhard Corporation is amended by deleting the second sentence of Section 2(b) thereof.

                                   EXHIBIT 12

              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
              -----------------------------------------------------

EXHIBIT 12

                              ENGELHARD CORPORATION
              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                             (Dollars in Thousands)

                                                                         Years Ended December 31,
                                                   ----------------------------------------------------------------
                                                      2000           1999          1998       1997            1996
                                                      ----           ----          ----       ----            ----

Earnings from continuing operations
 before provision for income taxes                 $245,687       $284,118      $260,563     $ 85,812       $209,955

Add/(deduct)

   Portion of rents representative
   of the interest factor                             8,800          7,000         3,500        3,000          3,900

   Interest on indebtedness                          62,649         56,555        58,887       52,776         45,009

   Equity dividends                                   4,363          2,431         2,022        3,803          2,515

   Equity in (earnings) losses of affiliates        (24,187)       (16,266)      (10,077)      47,833          5,008
                                                   ---------      ---------     --------     --------       ---------

   Earnings, as adjusted                           $297,312       $333,838      $314,895     $193,224       $266,387
                                                   =========      =========     ========     ========       =========


Fixed Charges

   Portion of rents representative
   of the interest factor                            $8,800         $7,000        $3,500       $3,000         $3,900

   Interest on indebtedness                          62,649         56,555        58,887       52,776         45,009

   Capitalized interest                               3,880          2,580         1,897          651            875
                                                    --------       --------      -------      -------        -------

   Fixed charges                                    $75,329        $66,135       $64,284      $56,427        $49,784
                                                    ========       ========      =======      =======        =======


Ratio of Earnings to Fixed Charges                     3.95(A)        5.05          4.90         3.42(B)        5.35
                                                    ========       ========      =======      =======        =======

(A)  Earnings in 2000 were negatively impacted by pre-tax special and other charges of $134.2 million for a variety of events
     (See Note 4, "Special and Other Charges" for further detail). Excluding these charges, the ratio of earnings to fixed charges would have been 5.73.

(B)  Earnings in 1997 were negatively impacted by pre-tax special and other charges of $149.6 million for a variety of events.
     Excluding these such charges, the ratio of earnings to fixed charges would have been 5.28.



                                   EXHIBIT 21:

                         SUBSIDIARIES OF THE REGISTRANT
                         ------------------------------

                         Subsidiaries of the Registrant
                         ------------------------------

                                                      Jurisdiction Under Which
Name of Subsidiary/Affiliate                          Incorporated or Organized
----------------------------                          -------------------------

Engelhard Industries De Argentina SA                        Argentina
Engelhard Belgium BVBA                                      Belgium
Engelhard Industries S.A.                                   Belgium
Engelhard Do Brasil Industria E Commercio LTDA              Brazil
Engelhard Canada, Ltd.                                      Canada
Engelhard Industries International, Ltd.                    Canada
Mearl Company Ltd.                                          Canada
Shanghai Engelhard Sinopec Environmental Technologies Ltd   China
Engelhard Industries A/S                                    Denmark
Engelhard Industries OY                                     Finland
Engelhard Pigments OY                                       Finland
Engelhard-CLAL SAS                                          France
Engelhard S.A.                                              France
Mearl International France S.A.R.L.                         France
Engelhard Holdings GmbH                                     Germany
Engelhard Process Chemicals GmbH                            Germany
Engelhard Technologies GmbH                                 Germany
Engelhard Asia Pacific (China) Ltd.                         Hong Kong
Engelhard Industries (Asia) Limited                         Hong Kong
Engelhard Asia Pacific Mauritius Limited                    India
Engelhard Asia Pacific Enterprises India Private Limited    India
Engelhard Highland Private Limited                          India
Engelhard Environmental Systems India Ltd                   India
Engelhard Italiana S.P.A.                                   Italy
Engelhard Metals Japan, Ltd.                                Japan
NE Chemcat Corporation                                      Japan
Engelhard Asia Pacific (Korea) Ltd.                         Korea
Mearl De Mexico S.A. De C.V.                                Mexico
Engelhard Industries De Mexico S.A.                         Mexico
Engelhard Demeern, B.V.                                     The Netherlands
Engelhard Investment Europe B.V.                            The Netherlands
Engelhard Netherlands, B.V.                                 The Netherlands
Engelhard Pigments and Additives Europe, B.V.               The Netherlands
Engelhard Terneuzen, B.V.                                   The Netherlands
Engelhard Peru S.A.                                         Peru
Engelhard South Africa Proprietary, Ltd.                    South Africa
Heesung-Engelhard                                           South Korea
Catalyst Center - Tarragona, S.L.                           Spain
Engelhard Arganda SL                                        Spain
ECT Environmental Technologies AB                           Sweden
Engelhard Metals A.G.                                       Switzerland
Engelhard Chemcat (Thailand) Ltd.                           Thailand
Mearl International Turkey                                  Turkey
Dnipro Kaolin                                               Ukraine
Engelhard Europe Finance Limited                            United Kingdom
Engelhard International, Ltd.                               United Kingdom
Engelhard Limited                                           United Kingdom

                         Subsidiaries of the Registrant
                         ------------------------------

                                                      Jurisdiction Under Which
Name of Subsidiary/Affiliate                          Incorporated or Organized
----------------------------                          -------------------------

Engelhard Metals, Ltd.                                      United Kingdom
Engelhard Pension Trustees Limited                          United Kingdom
Engelhard Sales, Ltd.                                       United Kingdom
Engelhard Technologies, Ltd.                                United Kimgdom
Engelhard Trustee Co. Ltd.                                  United Kingdom
The Sheffield Smelting Co., Ltd.                            United Kimgdom
Engelhard Export Corporation                                U.S. Virgin Islands
Corporacion Engelhard De Venezuela CA                       Venezuela
Engelhard West, Inc.                                        California
EC Delaware Incorporated                                    Delaware
E.I. Corporation                                            Delaware
Engelhard Asia Pacific, Inc.                                Delaware
Engelhard C Cubed Corporation                               Delaware
Engelhard DT, Inc.                                          Delaware
Engelhard EM Holding Company                                Delaware
Engelhard Energy Corporation                                Delaware
Engelhard Equity Corporation                                Delaware
Engelhard Financial Corporation                             Delaware
Engelhard MC, Inc.                                          Delaware
Engelhard Metal Plating Inc.                                Delaware
Engelhard Pollution Control, Inc.                           Delaware
Engelhard Power Marketing, Inc.                             Delaware
Engelhard Strategic Investments Incorporated                Delaware
Engelhard Supply Corporation                                Delaware
Mustang Property Corporation                                Delaware
Harshaw Chemical Company                                    New Jersey
Engelhard Metals Holding Corp.                              California
Mearl, LLC                                                  Delaware
Engelhard-CLAL, L.P.                                        Delaware
Engelhard Hexcore, L.P.                                     Delaware
Tickford Engelhard LLC                                      Michigan
Engelhard PM, L.P.                                          Delaware



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

                                   EXHIBIT 23:

                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




     As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of our report dated February 1, 2001 included in the following Registration Statement File Numbers:

      1.   Form S-3 of Engelhard Corporation and Subsidiaries
           (File No. 333-59719)
      2. Form S-8 of Engelhard Corporation and Subsidiaries (File Nos. 2-72830, 2-81559, 2-84477, 2-89747,
           33-28540, 33-37724, 33-40365, 33-40338, 33-43934,
           33-65990, 333-02643, 333-71439 and 333-39570)





/s/Arthur Andersen LLP
----------------------
Arthur Andersen LLP
New York, New York
February 1, 2001

                       Consent of Independent Accountants
                       ----------------------------------



     We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 333-59719) and to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 2-72830, 2-81559, 2-84477, 2-89747, 33-28540, 33-37724, 33-40365, 33-40338, 33-43934, 33-65990, 333-02643,
333-39570 and 333-71439) of our report dated February 4, 1999 on our audit of the consolidated financial statements of Engelhard Corporation, as of and for the year ended December 31, 1998, which report is included in this Annual Report on Form 10-K.







/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP
New York, New York
March 30, 2001

                                  EXHIBIT 24:


                               POWERS OF ATTORNEY
                               ------------------

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     NOW, THEREFORE, the undersigned in his/her capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Barry W. Perry, or either of them individually, his/her true and lawful attorney to execute in his/her name, place and stead, in his/her capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 1, 2001.




                                             /s/ Marion H. Antonini
                                         ________________________________
                                                 Marion H. Antonini

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     NOW, THEREFORE, the undersigned in his/her capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Barry W. Perry, or either of them individually, his/her true and lawful attorney to execute in his/her name, place and stead, in his/her capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 1, 2001.





                                               /s/ James V. Napier
                                          ______________________________
                                                   James V. Napier

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     NOW, THEREFORE, the undersigned in his/her capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Barry W. Perry, or either of them individually, his/her true and lawful attorney to execute in his/her name, place and stead, in his/her capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 28, 2001.




                                               /s/ Norma T. Pace
                                         ________________________________
                                                   Norma T. Pace

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     NOW, THEREFORE, the undersigned in his/her capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Barry W. Perry, or either of them individually, his/her true and lawful attorney to execute in his/her name, place and stead, in his/her capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 1, 2001.




                                             /s/ Orin R. Smith
                                        _________________________________
                                                 Orin R. Smith

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     NOW, THEREFORE, the undersigned in his/her capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Barry W. Perry, or either of them individually, his/her true and lawful attorney to execute in his/her name, place and stead, in his/her capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 26, 2001.




                                               /s/ Reuben F. Richards
                                         ________________________________
                                                   Reuben F. Richards

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     NOW, THEREFORE, the undersigned in his/her capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Barry W. Perry, or either of them individually, his/her true and lawful attorney to execute in his/her name, place and stead, in his/her capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

     IN WITNESS WHEREOF, the undersigned has executed this instrument on February 28, 2001.




                                               /s/ Henry R. Slack
                                         _______________________________
                                                   Henry R. Slack

                             ENGELHARD CORPORATION

                                   Form 10-K

                               Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

     NOW, THEREFORE, the undersigned in his/her capacity as a director of ENGELHARD CORPORATION hereby appoints Arthur A. Dornbusch, II and Barry W. Perry, or either of them individually, his/her true and lawful attorney to execute in his/her name, place and stead, in his/her capacity as a director of ENGELHARD CORPORATION, said Form 10-K and any and all amendments to said Form 10-K and all instruments necessary or incidental in connection therewith, and to file the same with the Securities and Exchange Commission. Said attorney shall have full power and authority to do and perform in the name and on behalf of the undersigned, in any and all capacities, every act whatsoever necessary or desirable to be done in the premises, as fully to all intents and purposes as the undersigned might or could do in person. The undersigned hereby ratifies and approves the acts of said attorney.

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 1, 2001.



                                              /s/ Douglas G. Watson
                                        _________________________________
                                                  Douglas G. Watson