Form 10-Q
period 2001-03-31
ENGELHARD CORP
filed 2001-05-15
CIK 352947

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                  ------------------------------------------------
                                    FORM 10-Q
           (Mark One)

            X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2001
                                       OR
           ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  ------------------------------------------------

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

                            Yes   X       No
                                 ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                        Outstanding at April 30, 2001
---------------------                        -----------------------------
    $1 par value                                      130,759,136

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              ENGELHARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (Thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                    -------------------------
                                                        2001         2000
                                                    -----------   -----------

Net sales ......................................... $1,611,317    $1,183,905
Cost of sales .....................................  1,445,069       991,880
                                                    -----------   -----------

     Gross profit .................................    166,248       192,025

Selling, administrative and other expenses ........     87,579        94,413
                                                    -----------   -----------


     Operating earnings ...........................     78,669        97,612

Equity in earnings of affiliates ..................      5,453        10,000
Loss on sale of investments........................          -        (6,000)
Interest expense, net..............................    (14,343)      (16,880)
                                                    -----------   -----------

     Earnings before income taxes .................     69,779        84,732


Income tax expense ................................     21,980        26,691
                                                    -----------   -----------

     Net earnings ................................. $   47,799      $ 58,041
                                                    ===========   ===========

Basic earnings per share .......................... $     0.37      $   0.46
                                                    ===========   ===========

Diluted earnings per share ........................ $     0.37      $   0.45
                                                    ===========   ===========

Cash dividends paid per share ..................... $     0.10      $   0.10
                                                    ===========   ===========

Average number of shares outstanding - Basic ......    128,233       126,100
                                                    ===========   ===========

Average number of shares outstanding - Diluted ....    130,311       127,619
                                                    ===========   ===========

     See the Accompanying Notes to the Unaudited Condensed Consolidated
                            Financial Statements

                              ENGELHARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)




                                                      March 31,   December 31,
                                                        2001          2000
                                                    ------------  ------------

Cash .............................................   $   43,586    $   33,534
Receivables, net..................................      476,005       459,753
Committed metal positions ........................    1,247,936       720,659
Inventories ......................................      396,203       371,767
Other current assets .............................      162,202       155,992
                                                     ----------    ----------
       Total current assets ......................    2,325,932     1,741,705

Investments ......................................      192,562       200,070
Property, plant and equipment, net ...............      770,559       767,687
Intangible assets, net ...........................      297,086       302,843
Other noncurrent assets ..........................      139,380       154,527
                                                     ----------    ----------
       Total assets ..............................   $3,725,519    $3,166,832
                                                     ==========    ==========


Short-term borrowings ............................   $  460,755    $  502,172
Accounts payable .................................      754,178       220,827
Hedged metal obligations .........................      775,278       676,460
Other current liabilities ........................      348,101       427,240
                                                     ----------    ----------
       Total current liabilities .................    2,338,312     1,826,699

Long-term debt ...................................      239,923       248,566
Other noncurrent liabilities .....................      210,961       217,000
Shareholders' equity .............................      936,323       874,567
                                                     ----------    ----------
       Total liabilities and
         shareholders' equity ....................   $3,725,519    $3,166,832
                                                     ==========    ==========




     See the Accompanying Notes to the Unaudited Condensed Consolidated
                            Financial Statements

                              ENGELHARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                              2001       2000
                                                           ---------   --------
Cash flows from operating activities
     Net earnings .........................................$ 47,799    $ 58,041
     Adjustments to reconcile net earnings to net cash
     (used in)/provided by operating activities
          Depreciation and depletion ......................  22,895      25,885
          Amortization of intangible assets ...............   3,325       3,321
          Loss on sale of investments......................       -       6,000
          Equity results, net of dividends ................  (5,453)    (10,000)
          Net change in assets and liabilities
               Metal related ..............................(102,916)    (29,493)
               All other .................................. (59,679)    (16,851)
                                                           ---------   ---------
          Net cash (used in)/provided by operating
            activities..................................... (94,029)     36,903
                                                           ---------   ---------
Cash flows from investing activities
     Capital expenditures ................................. (30,562)    (21,607)
     Proceeds from sale of investments.....................   3,400       6,500
                                                           ---------   ---------
          Net cash used in investing activities ........... (27,162)    (15,107)
                                                           ---------   ---------

Cash flows from financing activities
     Decrease in short-term borrowings..................... (41,295)    (20,255)
     Increase in hedged metal obligations.................. 148,277      20,876
     Repayment of long-term debt...........................  (8,810)     (1,988)
     Purchase of treasury stock............................  (6,396)          -
     Stock bonus and option plan transactions .............  56,982       1,121
     Dividends paid ....................................... (13,005)    (12,759)
                                                           ---------   ---------
          Net cash provided by/(used in) financing
            activities .................................... 135,753     (13,005)

Effect of exchange rate changes on cash ...................  (4,510)     (1,495)
                                                           ---------   ---------
     Net increase in cash..................................  10,052       7,296
     Cash at beginning of year.............................  33,534      54,375
                                                           ---------   ---------

          Cash at end of period............................$ 43,586    $ 61,671
                                                           =========   =========


     See the Accompanying Notes to the Unaudited Condensed Consolidated
                             Financial Statements

                              ENGELHARD CORPORATION
                          BUSINESS SEGMENT INFORMATION
                                   (Thousands)
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                    ------------------------
                                                        2001         2000
                                                    -----------    ---------
Net Sales
     Environmental Technologies ..................  $  168,482   $  159,179
     Process Technologies ........................     135,714      117,690
     Appearance and Performance Technologies......     155,969      167,798
     Materials Services...........................   1,143,880      729,366
                                                    -----------  -----------
          Reportable segments ....................   1,604,045    1,174,033

     All Other ...................................       7,272        9,872
                                                    -----------  -----------

                                                    $1,611,317   $1,183,905
                                                    ===========  ===========

Operating Earnings
     Environmental Technologies ..................  $   42,426   $   32,850
     Process Technologies ........................      16,334       15,451
     Appearance and Performance Technologies......      10,104       17,794
     Materials Services...........................      21,172       42,328
                                                    -----------  -----------
          Reportable segments ....................      90,036      108,423


     All Other ...................................     (11,367)     (10,811)
                                                    -----------  -----------

                                                        78,669       97,612

Equity in earnings of affiliates .................       5,453       10,000
Loss on sale of investments.......................           -       (6,000)
Interest expense, net ............................     (14,343)     (16,880)
                                                    -----------  -----------


          Earnings before income taxes ...........  $   69,779   $   84,732

Income tax expense ...............................      21,980       26,691
                                                    -----------  -----------

          Net earnings ...........................  $   47,799   $   58,041
                                                    ===========  ===========



     See the Accompanying Notes to the Unaudited Condensed Consolidated
                            Financial Statements

Notes to the Unaudited Condensed Consolidated Financial Statements
------------------------------------------------------------------

Note 1 - Basis of Presentation
------------------------------

     The unaudited condensed consolidated financial statements of Engelhard Corporation and subsidiaries (the "Company") contain all adjustments, which, in the opinion of Management, are necessary for a fair statement of the results for the interim periods presented. The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2000 Annual Report to Shareholders. Certain prior-year amounts have been reclassified to conform with the current-year presentation.

Note 2 - Inventories
--------------------

Inventories consist of the following (in thousands):

                                          March 31, 2001      December 31, 2000
                                          --------------      -----------------

Raw materials ...........................    $ 85,360             $ 81,063
Work in process .........................      78,629               76,735
Finished goods ..........................     208,949              190,764
Precious metals .........................      23,265               23,205
                                             --------             --------
Total inventories .......................    $396,203             $371,767
                                             ========             ========

     The majority of the Company's physical metal is carried in committed metal positions with the remainder carried in inventory. All precious-metal inventories are stated at LIFO cost. The market value of the precious-metals inventories exceeded cost by $207.3 million and $254.1 million at March 31, 2001 and December 31, 2000, respectively.

Note 3 - Comprehensive Income
-----------------------------

Comprehensive income is summarized as follows (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                         ---------------------
                                                           2001         2000
                                                         --------     --------
Net earnings .........................................   $47,799      $58,041
Other comprehensive income/(loss):
   Foreign currency translation adjustment ...........   (32,642)     (13,298)
   Cash flow derivative adjustment....................     1,249            -
                                                         --------     --------
Comprehensive income .................................   $16,406      $44,743
                                                         ========     ========

     No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. See Note 5 for details on the cash flow derivative adjustment.

Note 4 - Earnings Per Share
---------------------------

The following table represents the computation of basic and diluted earnings per share:

                                                  Three Months Ended
                                                       March 31,
                                                ----------------------
(in thousands, except per share data)             2001         2000
-------------------------------------           --------     --------

Basic EPS Computation
---------------------
Net earnings applicable to common shares        $ 47,799     $ 58,041
                                                --------     --------
Average number of shares outstanding-basic       128,233      126,100
                                                --------     --------
Basic earnings per share                        $   0.37     $   0.46
                                                ========     ========

Diluted EPS Computation
-----------------------
Net earnings applicable to common shares        $ 47,799     $ 58,041
                                                --------     --------
Average number of shares outstanding-basic       128,233      126,100
Effect of dilutive stock options
 and other incentives                              2,078          188
Effect of Rabbi Trust                                  -        1,331
                                                --------     --------
Total number of shares outstanding-diluted       130,311      127,619
                                                --------     --------
Diluted earnings per share                      $   0.37     $   0.45
                                                ========     ========

Note 5 - Derivatives and Hedging - Adoption of SFAS Nos. 133 and 138
--------------------------------------------------------------------

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)" on January 1, 2001. The Company reports all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, depending on the designation of the derivative. Changes in the fair value of derivatives that are not designated as a hedge are reported immediately in earnings.

     In order to manage in a manner consistent with historical processes, procedures and systems and to achieve operating economies, certain economic hedge transactions are not designated as hedges for accounting purposes. In those cases, which primarily relate to platinum group metals, the Company in accordance with the newly adopted standards, will continue to mark to market both the hedge instrument and the related position constituting the risk hedged, recognizing the effect in current earnings.

     The Company documents all relationships between derivative hedging instruments and hedged items, as well as its risk-management objective and strategy for entering into various hedge transactions.

     The following derivative instruments impacted the Company's results in the three month period ended March 31, 2001:

Foreign Exchange Contracts
--------------------------

     The Company designates as accounting hedges certain foreign currency forward contracts entered into as hedges against anticipated receivables or payables which will arise from forecasted transactions that are denominated in currencies other than the functional currency of the entity which will hold those assets or liabilities. The ultimate maturities of the contracts are timed to coincide with the expected occurrence of the underlying transaction.

     For the three month period ended March 31, 2001, the Company reported net gains of $1.8 million in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as foreign exchange cash flow hedges. It is expected that this amount will be reclassified into earnings within the next twelve months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of forecasted transactions not occurring. As of March 31, 2001, the maximum length of time over which the Company is hedging its exposure to movements in foreign exchange rates for forecasted transactions is nine months.

     A second group of forward contracts entered into to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments and changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses of the monetary assets and liabilities.


Natural Gas/Nickel Contracts
----------------------------

     The Company enters into contracts as a hedge to protect a portion of its exposure to movements in natural gas and nickel prices. The ultimate maturities of the contracts are timed to coincide with the expected usage of natural gas and nickel in the Company's manufacturing operations.

     For the three month period ended March 31, 2001, the Company reported net losses of $0.6 million in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as natural gas and nickel cash flow hedges. It is expected that this amount will be reclassified into earnings within the next twelve months. As of March 31, 2001, the maximum length of time over which the Company is hedging its exposure to movements in natural gas and nickel prices for forecasted transactions is nine months.

Note 6 - Other Matters
----------------------

     In 1998, Management learned that Engelhard and several other companies operating in Japan had been victims of a fraudulent scheme involving base-metal inventory held in third-party warehouses in Japan. The inventory loss was approximately $40 million in 1997 and $20 million in 1998. The Company is vigorously pursuing various recovery actions. These actions include negotiations with the various third parties involved and, in several instances, the commencement of litigation. In the first quarter of 1998, Engelhard recorded a receivable from the insurance carriers and third parties involved for approximately $20 million. This amount represented Management's and counsel's best estimate of the minimum probable recovery from the various insurance policies and other parties involved in the fraudulent scheme. In the first quarter of 2001, the Company recovered $3 million from a warehouse in Japan reducing the receivable discussed above to $17 million. The Company continues to pursue recovery from insurance and other parties.

     The Company is involved in a value-added tax dispute in Peru. Management believes the Company was targeted by corrupt officials within the former Peruvian Government. On December 2, 1999, Engelhard Peru, S.A., a wholly owned subsidiary, was denied refund claims of approximately $28 million. The Peruvian tax authority also determined that Engelhard Peru, S.A. is liable for approximately $63 million in refunds previously paid, fines and interest as of December 31, 1999. Interest and fines continue to accrue at rates established by Peruvian law. Engelhard Peru, S.A. is contesting these determinations vigorously, and Management believes, based on consultation with counsel, that Engelhard Peru, S.A. is entitled to all refunds claimed and is not liable for these additional taxes, fines or interest. In late October 2000, a criminal proceeding alleging tax fraud and forgery related to this value-added tax dispute was initiated against two Lima-based officials of Engelhard Peru, S.A. Although Engelhard Peru, S.A. is not a defendant, it may be civilly liable in Peru if its representatives are found responsible for criminal conduct. Accordingly, Engelhard Peru is assisting in the vigorous defense of this proceeding. Management believes the maximum economic exposure is limited to the aggregate value of all assets of Engelhard Peru, S.A., including unpaid refunds, which is approximately $30 million.

          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
-------   ---------------------------------------------

                              Results of Operations
                              ---------------------

Comparison of the First Quarter of 2001
with the First Quarter of 2000
---------------------------------------

     Net earnings decreased 18% to $47.8 million in the first quarter of 2001 from $58.0 million in the same period of 2000. Operating earnings for the first quarter of 2001 decreased 19% to $78.7 million from $97.6 million in the same period of 2000. Lower operating earnings from two reportable segments -- Materials Services and Appearance and Performance Technologies -- were partially offset by higher operating earnings from Environmental Technologies and Process Technologies.

     The effective tax rate was 31.5% in the first quarter of 2001 and 2000. The Company expects to lower its effective tax rate for the remainder of the year due to the utilization of foreign tax credits. The effective tax rate in 2002 is expected to be lower than the current rate of 31.5%.

     The Company's share of earnings from affiliates was $5.5 million for the first quarter of 2001 compared with $10.0 million for the same period in 2000. The decrease was primarily due to lower equity earnings from Engelhard-CLAL, a precious-metal-fabrication joint venture. Engelhard-CLAL's earnings in the first quarter of 2000 included a gain of $3.8 million related to the partial liquidation of precious metal inventories. Lower equity earnings were also reported for Heesung Engelhard, an environmental catalyst joint venture, primarily due to the negative impact of foreign exchange. Slightly higher equity earnings were reported for N.E. Chemcat Corporation, a 38.8% owned publicly traded Japanese Corporation that is a leading producer of automotive and chemical catalysts.

     Net interest expense decreased 15% to $14.3 million in the first quarter of 2001 from $16.9 million for the same period of 2000. Lower net interest expense was primarily due to decreased borrowings, partially offset by an increase in interest rates.

     Net sales increased 36% to $1.6 billion in the first quarter of 2001 from $1.2 billion for the same period in 2000. The Environmental Technologies, Process Technologies and Materials Services segments reported higher sales, which more than offset lower sales from the Appearance and Performance Technologies segment.

Environmental Technologies
--------------------------

     Operating earnings increased 29% to $42.4 million in the first quarter of 2001 from $32.9 million in the same period of 2000. Net sales for the first quarter of 2001 increased 6% to $168.5 million from $159.2 million in the same period of 2000. Excluding results of the segment's metal-joining products business sold in the third quarter of 2000 and the silver nitrate business sold in the first quarter of 2001, net sales would have increased 17%.

     The majority of this segment's sales and operating earnings are derived from technologies to control pollution from mobile sources, including gasoline and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles. Earnings increased primarily in North America from auto-emission catalysts. Earnings in North America increased as a result of increased sales volumes and a favorable product mix from advanced technologies for auto-emission catalysts.

     Earnings also were favorably impacted by strength in the segment's non-automotive markets, primarily from significantly higher sales volumes of emission-control systems for gas turbines.

Process Technologies
--------------------

     Operating earnings increased 6% to $16.3 million in the first quarter of 2001 from $15.5 million in the same period of 2000. Net sales for the first quarter of 2001 increased 15% to $135.7 million from $117.7 million in the same period of 2000.

     Earnings growth from technologies for the polypropylene market and chemical-processing technologies was partially offset by a decline in earnings of petroleum refining technologies.

     Earnings from technologies for the polypropylene market increased primarily from the continued strong demand for Lynx 1000 polypropylene catalysts and the inclusion of results from the acquisition of the polyolefin catalyst business in the third quarter of 2000. Earnings from chemical-processing technologies increased primarily from increased sales volumes and reduced costs from supply-chain management initiatives and productivity improvements.

     Earnings from petroleum refining technologies decreased as the effect of increased volumes of fluid cracking catalysts and an improved product mix were offset by higher energy and raw material costs.

Appearance and Performance Technologies
---------------------------------------

     Operating earnings decreased 43% to $10.1 million in the first quarter of 2001 from $17.8 million in the same period of 2000. Net sales decreased 7% to $156.0 million for the first quarter of 2001 from $167.8 million in the same period of 2000.

     Earnings in the minerals technologies segment were down primarily due to higher energy costs and lower volumes to the paper and specialty markets.

     Earnings in the appearance technologies segment decreased primarily from lower volumes and prices of color pigments and specialty film products. Earnings of effect pigments were up slightly as reduced manufacturing costs and strong cosmetic and industrial volumes were partially offset by lower automotive volumes.

     This segment is proactively addressing opportunities to improve its business design, asset deployment and cost structure.


Materials Services
------------------

     Operating earnings declined 50% to $21.2 million in the first quarter of 2001 from $42.3 million in the same period of 2000. Net sales for the first quarter of 2001 increased 57% to $1.1 billion from $0.7 billion in the same period of 2000.

     Earnings decreased primarily as a result of lower price volatility in platinum group metals in the current year first quarter as compared with higher volatility in the same period of the prior year. This decrease was partially offset by increased earnings in the recycling (refining) of these metals.

     The sales increase was due to higher platinum-group-metals prices and the continued strong industrial demand for these metals.

                       Financial Condition and Liquidity
                       ----------------------------------

     The Company's current ratio was 1.0 at March 31, 2001 and December 31, 2000. The percentage of total debt to total capital decreased to 43% at March 31, 2001 from 46% at December 31, 2000 due to decreased short-term and long-term borrowings and increased retained earnings.

     The variance in cash flows from operating activities primarily occurred in the Materials Services segment and reflects changes in metal positions used to facilitate requirements of the Company, its metals customers and suppliers. Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, transactions are hedged on a daily basis. Hedging is accomplished primarily through forward, future and option contracts. However, in closely monitored situations for which exposure levels and transaction size limits have been set by senior management, the Company from time to time holds large unhedged industrial commodity positions that are subject to future market fluctuations. Hedged metal obligations (primarily amounts payable for metal purchased forward as an economic hedge) are considered financing activities and are included in that section of the Company's "Consolidated Statements of Cash Flows." These transactions generally cover Materials Services' sourcing requirements. Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Committed metal positions increased due to significant purchases of precious metals, combined with higher prices, in the first quarter of 2001. Payment terms reduced the immediate outflow of cash and this is reflected in the increase in accounts payable. Hedged metal obligations also increased as a consequence of these purchases. This metal is expected to be sold before the end of 2001 causing an offsetting reduction in these balances.

     The variance in cash flows from financing activities is primarily related to an increase in hedged metal obligations and an increase in stock option plan transactions associated with the exercise of stock options.

     In July 1998, the Company filed a shelf registration for $300 million. Plans to issue debt in 2001 under the shelf registration are under consideration by Management.

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

                          Part II - OTHER INFORMATION
                           ---------------------------

Item 4.   Results of Matters to a Vote of Security Holders
-------   ------------------------------------------------
(a) The Company's Annual Meeting of the Shareholders was held on Thursday, May 3, 2001.

(b)       Results of votes of security holders.

          1.   Election of Directors             For               Withheld
               ---------------------             ---               --------
               James V. Napier               124,835,310           3,799,350
               Norma T. Pace                 127,046,984           1,587,676

          2. Appointment of Arthur Andersen LLP as independent public accountants:

                   For                         Against             Abstain
                   ---                         -------             -------
               127,638,404                     543,173             453,083




Item 6.  Exhibits and Reports on Form 8-K                                 Pages
-------  --------------------------------                                 -----

(a)(10) Material Contracts

        (a)  Consulting Agreement for Orin R. Smith                      17-20

   (12) Computation of the Ratio of Earnings to Fixed Charges            21-22


(b) There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ENGELHARD CORPORATION
                                         -----------------------------
                                                  (Registrant)





Date       May 15, 2001                   /s/ Barry W. Perry
        ---------------------            -----------------------------
                                              Barry W. Perry
                                              Chairman and Chief
                                              Executive Officer






Date       May 15, 2001                   /s/ Michael A. Sperduto
       ----------------------            -----------------------------
                                              Michael A. Sperduto
                                              Chief Accounting
                                              Officer

                                EXHIBIT (10)(a)

                              CONSULTING AGREEMENT
                                      FOR
                                 ORIN R. SMITH
                              --------------------

March 20, 2001


Dear Orin:

     Engelhard Corporation ("Engelhard") wishes to engage you as a consultant to provide advice and counseling to Engelhard's Chief Executive Officer and other senior executives of Engelhard during calendar years 2001 and 2002. The following are the terms and conditions that will apply to your engagement:

     (1) Within thirty (30) days after your acceptance of the proposal set forth in this letter agreement, Engelhard will pay you $150,000 for which you agree to provide up to thirty (30) days of consulting services during calendar year 2001 on the terms and conditions set forth in this letter agreement. Provided this letter agreement is not terminated on or prior to December 31, 2001, within thirty (30) days after January 1, 2002 Engelhard will pay you an additional $150,000 for which you agree to provide up to thirty (30) days of consulting services during calendar year 2002. Engelhard does not expect to request and does not expect you to perform more than five (5) days (40 hours) of consulting services in any calendar month. If in calendar year 2001 or 2002 Engelhard requests that you perform more than thirty (30) days of consulting services and you perform more than thirty (30) days of consulting services for Engelhard in such calendar year, then you will be compensated at the rate of $5,000.00 per day for each day of consulting services requested and rendered in such calendar year in excess of thirty (30) days. The foregoing is the limit of Engelhard's liability for payments to you under this letter agreement; all expenses and costs are for your own account unless reasonably incurred in relationship to an assignment specifically authorized by Engelhard's Chief Executive Officer.

     2. Only Engelhard's Chief Executive Officer is authorized to request you to perform consulting services. If you are requested to perform consulting services, you agree to perform the requested services in a timely manner and to the best of your ability.

     3. As a consultant, you will be acting at all times as an independent contractor and not as an agent or employee of Engelhard. Neither this letter agreement nor your performance of consulting services will entitle you to the status of employee for eligibility or participation purposes under any Engelhard employee benefit or welfare plan, program or policy. It is your responsibility to pay applicable income and other taxes and to provide for your own insurance coverage and other needs to the extent you consider appropriate.

     4. All knowledge and information that may be acquired by you in performing consulting services shall be Engelhard proprietary knowledge and information and shall be regarded as strictly confidential and held by you in trust and shall not, directly or indirectly, be used by you for any purpose, other than for the purpose of performing consulting services for Engelhard under this letter agreement, or disclosed by you to any person, persons, firm, or corporation except (a) information which at the time of disclosure is in the public domain or (b) information which after disclosure is published or otherwise becomes part of the public domain through no fault of yours, or (c) information received by you after the time of disclosure from a third party who did not require that such information be held in confidence and who did not acquire directly or indirectly such information under an obligation or confidence. Your obligations under this paragraph are (a) in addition to, and not in lieu of, any other obligations you may have to Engelhard with a respect to such matters, and (b) survive termination of this letter agreement.

     5. In performing consulting services for Engelhard you will at all times comply with all applicable federal, state, local and foreign laws, rules, and regulations and Engelhard policies.

     6. This letter agreement is for your personal consulting services and as such it may not be assigned, or the obligations delegated, in whole or in part, by you to any person or entity.

     7. During the term of this letter agreement you agree not to directly or indirectly engage in any manner in any activity, accept employment with, render any service in any capacity to, or have any interest in any business or enterprise or other activity

     (a) which will conflict with the interests of Engelhard or its business or

     (b) which is a competitor of or in competition with Engelhard, including that of Engelhard's subsidiaries and affiliates, (unless Engelhard has given its prior consent in writing signed by its Chief Executive Officer) provided however that you may acquire or hold (beneficially and of record) up to but not more than one percent (1%) of the equity securities of any such competitor if such equity securities are listed on the New York Stock Exchange or the American Stock Exchange or are quoted on NASDAQ.

     During the term of this letter agreement you agree not to directly or indirectly act to affect to Engelhard's detriment (or to the detriment of any subsidiary or affiliate of Engelhard) any relationship of Engelhard or any of its subsidiaries or affiliates with any customer, supplier, employee, distributor, representative, or shareholder, or cause any customer, supplier, distributor, representative or shareholder to refrain from entrusting business to or engaging with Engelhard or any of its subsidiaries or affiliates.

     8. If a third party or parties make any inquiry of you, engage in any discussion with you, provide any information to you, and/or request you to provide or to exchange any information, concerning or with respect to a significant transaction with or involving Engelhard, its property, products and/or customers (including but not limited to a transaction involving the acquisition of all or any portion of Engelhard or any strategic alliance concerning Engelhard), you agree to immediately notify Engelhard's Chief Executive Officer and no one else, and to take direction from Engelhard's Chief Executive Officer with respect to your actions concerning all such matters.

     9. This letter agreement will automatically terminate immediately on the first to occur of the following: (a) your death or physical or mental incapacity to perform the consulting services required to be performed under this letter agreement, (b) the expiration of the term of this letter agreement, or (c) December 31, 2001 if you have given Engelhard at least thirty (30) days prior notice to terminate this letter agreement as of such date. Further, either party may immediately terminate this letter agreement if the other party is in material breach and such breach is not cured within ten (10) days after receipt of written notice of such breach.

     10. This letter agreement and the rights and obligations arising hereunder shall be construed and enforced in accordance of the laws of the State of New Jersey without reference to such state's principles regarding conflict of laws.

     11. This letter agreement may not be amended or modified except in writing which expressly states that it is intended to modify or amend this letter agreement and is signed by Engelhard's Chief Executive Officer or Vice President Human Resources. This letter agreement sets forth the entire understanding of the parties with respect to you rendering consulting services to Engelhard and it supercedes any and all prior agreements or understandings with respect thereto.

     If you agree to provide consulting services on the terms and conditions set forth above, please sign and date the duplicate of this letter agreement where indicated and return it to me by April 10, 2001.

Very truly yours,


/s/ John C. Hess

     I agree to perform consulting services in accordance with the terms and conditions set forth in the above letter agreement.



Date: March 26, 2001

/s/Orin R. Smith

                                   EXHIBIT 12


              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
              -----------------------------------------------------


                                               ENGELHARD CORPORATION
                               COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                                               (Dollars in Thousands)
                                                    (Unaudited)

                                     Three Months Ended
                                          March 31,                             Years Ended December 31,
                                     ------------------   -----------------------------------------------------------------
                                           2001              2000        1999         1998         1997         1996
                                           ----              ----        ----         ----         ----         ----

Earnings from continuing operations
before provision for income taxes        $69,779         $245,687    $284,118      $260,563      $ 85,812     $209,955

Add/(deduct)

   Portion of rents representative
   of the interest factor                  2,200            8,800       7,000         3,500         3,000        3,900

   Interest on indebtedness               14,343           62,649      56,555        58,887        52,776       45,009

   Equity dividends                            -            4,363       2,431         2,022         3,803        2,515

   Equity in (earnings) losses
   of affiliates                          (5,453)         (24,187)    (16,266)      (10,077)       47,833        5,008
                                         --------         --------   ---------     ---------     --------     --------

   Earnings, as adjusted                 $80,869         $297,312    $333,838      $314,895      $193,224     $266,387
                                         ========        =========   =========     =========     ========     ========

Fixed Charges

   Portion of rents representative
   of the interest factor                $ 2,200          $ 8,800    $  7,000      $  3,500      $  3,000     $  3,900

   Interest on indebtedness               14,343           62,649      56,555        58,887        52,776       45,009

   Capitalized interest                      750            3,880       2,580         1,897           651          875
                                         --------         --------   ---------     ---------     --------      --------

   Fixed charges                         $17,293          $75,329    $ 66,135      $ 64,284      $ 56,427     $ 49,784
                                         ========         ========   =========     =========     ========      ========

Ratio of Earnings to Fixed Charges          4.68             3.95 (a)    5.05          4.90          3.42 (b)     5.35
                                         ========         ========   =========     =========     ========      ========


(a)  Earnings in 2000 were negatively impacted by pre-tax special and other charges of $134.2 million for a variety of events. Excluding these charges, the ratio of earnings to fixed charges would have been 5.73.

(b)  Earnings in 1997 were negatively impacted by special and other charges of $149.6 million for a variety of events.
     Excluding these charges, the ratio of earnings to fixed charges would have been 5.28.

