Form 10-Q
period 2001-06-30
ENGELHARD CORP
filed 2001-08-13
CIK 352947

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                  ------------------------------------------------
                                    FORM 10-Q
           (Mark One)

            X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2001
                                       OR
           ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  ------------------------------------------------

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

                            Yes   X       No
                                 ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                        Outstanding at July 31, 2001
---------------------                        ----------------------------
    $1 par value                                      131,224,054

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              ENGELHARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (Thousands, except per share data)
                                   (Unaudited)

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                               ------------------------  ----------------------
                                   2001        2000         2001        2000
                               -----------  -----------  ----------  ----------
Net sales .................... $1,471,576   $1,419,620   $3,082,893  $2,603,525
Cost of sales ................  1,298,506    1,235,590    2,743,575   2,227,470
                               -----------  -----------  ----------- ----------

     Gross profit ............    173,070      184,030      339,318     376,055

Selling, administrative and
  other expenses .............     87,846       85,086      175,425     179,499
Special charge ...............      7,100            -        7,100           -
                               ----------   ----------   ----------  ----------
     Operating earnings ......     78,124       98,944      156,793     196,556

Equity in earnings of
  affiliates .................     14,955        4,397       20,408      14,397
Loss on sale of investments...         -            -             -      (6,000)
Interest expense, net ........    (12,789)     (15,986)     (27,132)    (32,866)
                               -----------  -----------  ----------- ----------

     Earnings before income
       taxes .................     80,290       87,355      150,069     172,087

Income tax expense ...........     20,790       27,516       42,770      54,207
                               -----------  -----------  ----------- ----------

     Net earnings ............ $   59,500   $   59,839    $ 107,299   $ 117,880
                               ===========  ===========  =========== ==========

Basic earnings per share ..... $     0.45   $     0.47    $    0.83   $    0.93
                               ===========  ===========  =========== ==========

Diluted earnings per share ... $     0.45   $     0.47    $    0.81   $    0.92
                               ===========  ===========  =========== ==========

Cash dividends paid per share  $     0.10   $     0.10    $    0.20   $    0.20
                               ===========  ===========  =========== ==========
Average number of shares
  outstanding - Basic ........    131,098      126,291      129,674     126,195
                               ===========  ===========  =========== ==========
Average number of shares
  outstanding - Diluted ......    133,704      128,157      131,877     127,962
                               ===========  ===========  =========== ==========

       See the Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

                              ENGELHARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)




                                                      June 30,    December 31,
                                                        2001          2000
                                                    ------------  ------------

Cash .............................................   $   32,996    $   33,534
Receivables, net..................................      501,646       459,753
Committed metal positions ........................      948,927       720,659
Inventories ......................................      394,897       371,767
Other current assets .............................      172,297       155,992
                                                     ----------  ------------
       Total current assets ......................    2,050,763     1,741,705

Investments ......................................      198,230       200,070
Property, plant and equipment, net ...............      781,110       767,687
Intangible assets, net ...........................      294,033       302,843
Other noncurrent assets ..........................      128,508       154,527
                                                     ----------  ------------
       Total assets ..............................   $3,452,644    $3,166,832
                                                     ==========  ============


Short-term borrowings ............................   $  274,264    $  352,042
Current portion of long-term debt ................      150,053       150,130
Accounts payable .................................      531,460       220,827
Hedged metal obligations .........................      707,597       676,460
Other current liabilities ........................      358,366       427,240
                                                     ----------  ------------
       Total current liabilities .................    2,021,740     1,826,699

Long-term debt ...................................      239,854       248,566
Other noncurrent liabilities .....................      210,517       217,000
Shareholders' equity .............................      980,533       874,567
                                                     ----------  ------------
       Total liabilities and
         shareholders' equity ....................   $3,452,644    $3,166,832
                                                     ==========  ============




     See the Accompanying Notes to the Unaudited Condensed Consolidated
                            Financial Statements

                              ENGELHARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                              2001       2000
                                                           ---------   --------
Cash flows from operating activities
     Net earnings ........................................ $ 107,299  $ 117,880
     Adjustments to reconcile net earnings to net cash
     (used in)/provided by operating activities
          Depreciation and depletion .....................    46,592     51,684
          Amortization of intangible assets ..............     6,772      5,478
          Loss on sale of investments.....................         -      6,000
          Equity results, net of dividends ...............   (16,251)   (11,430)
          Net change in assets and liabilities
               Metal related .............................  (138,808)   (47,520)
               All other .................................   (32,833)   (77,758)
                                                           ---------- ----------
          Net cash (used in)/provided by operating
            activities....................................   (27,229)    44,334
                                                           ---------- ----------
Cash flows from investing activities
     Capital expenditures ................................   (71,743)   (44,278)
     Proceeds from sale of investments ...................     3,400     11,000
     Other investments ...................................    (3,000)    (5,000)
     Other ...............................................         -         29
                                                           ---------- ----------
          Net cash used in investing activities ..........   (71,343)   (38,249)
                                                           ---------- ----------

Cash flows from financing activities
     Decrease in short-term borrowings ...................   (77,778)   (40,317)
     Increase in hedged metal obligations.................   152,103     44,042
     Repayment of long-term debt .........................    (8,910)    (2,531)
     Purchase of treasury stock ..........................   (25,183)         -
     Stock bonus and option plan transactions ............    87,613      2,747
     Dividends paid ......................................   (26,334)   (25,525)
                                                           ---------- ----------
          Net cash provided by/(used in) financing
          activities......................................   101,511    (21,584)

Effect of exchange rate changes on cash ..................    (3,477)    (2,035)
                                                           ---------- ----------
     Net decrease in cash ................................      (538)   (17,534)
     Cash at beginning of year ...........................    33,534     54,375
                                                           ---------- ----------

          Cash at end of period........................... $  32,996    $36,841
                                                           ========== ==========


     See the Accompanying Notes to the Unaudited Condensed Consolidated
                             Financial Statements

                              ENGELHARD CORPORATION
                          BUSINESS SEGMENT INFORMATION
                                   (Thousands)
                                   (Unaudited)


                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                -----------------------  -----------------------
                                     2001        2000        2001        2000
                                ------------ ----------  -----------  ----------
Net Sales
 Environmental Technologies ..  $  176,755  $  169,390   $  345,237  $  328,569
 Process Technologies ........     147,066     128,085      282,780     245,775
 Appearance and Performance
   Technologies...............     174,629     175,587      330,598     343,385
 Materials Services...........     967,137     939,138    2,111,017   1,668,504
                                ----------- -----------  ----------- -----------
       Reportable segments ...   1,465,587   1,412,200    3,069,632   2,586,233

 All other ...................       5,989       7,420       13,261      17,292
                                ----------- -----------  ----------- -----------
                                $1,471,576  $1,419,620   $3,082,893  $2,603,525
                                =========== ===========  =========== ===========

Operating Earnings
 Environmental Technologies ..  $   36,707  $   32,979   $   79,133  $   65,829
 Process Technologies ........      22,677      19,487       39,011      34,938
 Appearance and Performance
   Technologies...............      11,409      23,508       21,513      41,302
 Materials Services...........      13,082      21,005       34,254      63,333
                                ----------- -----------  ----------- -----------
       Reportable segments ...      83,875      96,979      173,911     205,402

  All other ..................      (5,751)      1,965      (17,118)     (8,846)
                                ----------- -----------  ----------- -----------
                                    78,124      98,944      156,793     196,556

Equity in earnings of
  affiliates .................      14,955       4,397       20,408      14,397
Loss on sale of investments...           -           -            -      (6,000)
Interest expense, net ........     (12,789)    (15,986)     (27,132)    (32,866)
                                ----------- -----------  ----------- -----------
       Earnings before income
         taxes ...............  $   80,290  $   87,355   $  150,069  $  172,087

Income tax expense ...........      20,790      27,516       42,770      54,207
                                ----------- -----------  ----------- -----------
       Net earnings ..........  $   59,500  $   59,839   $  107,299  $  117,880
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

Note 2 - Special Charge
-----------------------

     In the second quarter of 2001, the Appearance and Performance Technologies segment recorded a charge of $7.1 million ($4.3 million after tax or $0.03 per share on a diluted basis) related to the redeployment of assets between the Company's kaolin-based operations in Middle Georgia and its petroleum refining catalyst facility in Savannah, GA. Some assets previously dedicated to providing kaolin-based products to the paper industry are being redirected to enable the Company to produce more value-added catalyst technologies for petroleum refining. This charge includes employee severance costs of $3.1 million, asset write-offs of $2.8 million and other costs of $1.2 million related to the asset redeployment actions and productivity improvements. The employee severance charges include the reduction of 57 salaried employees primarily located at the Middle Georgia facility, while an additional 154 hourly employees were terminated as a result of this action.

Note 3 - Inventories
--------------------

Inventories consist of the following (in thousands):

                                          June 30, 2001      December 31, 2000
                                          --------------      -----------------

Raw materials ...........................    $ 91,682             $ 81,063
Work in process .........................      66,745               76,735
Finished goods ..........................     213,237              190,764
Precious metals .........................      23,233               23,205
                                             --------             --------
Total inventories .......................    $394,897             $371,767
                                             ========             ========

     The majority of the Company's physical metal is carried in committed metal positions with the remainder carried in inventory. Precious-metals carried in inventory are stated at LIFO cost. The market value of precious-metal inventories exceeded cost by $172.7 million and $254.1 million at June 30, 2001 and December 31, 2000, respectively.

Note 4 - Comprehensive Income
-----------------------------

Comprehensive income is summarized as follows (in thousands):

                                  Three Months Ended      Six Months Ended
                                       June 30,               June 30,
                                  ------------------    --------------------
                                   2001       2000        2001        2000
                                  --------  -------     --------    --------
Net earnings .................    $59,500   $59,839     $107,299    $117,880
Other comprehensive income/(loss):
   Foreign currency
    translation adjustment        (25,269)   12,380      (57,911)       (918)
   Cash flow derivative
    adjustment                    (10,183)        -       (8,934)          -
                                  -------   -------     --------    --------
Comprehensive income .........    $24,048   $72,219     $ 40,454    $116,962
                                  =======   =======     ========    ========

     No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. See Note 6 for details on the cash flow derivative adjustment.

Note 5 - Earnings Per Share
---------------------------

The following table represents the computation of basic and diluted earnings per share:

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       ------------------    ----------------
(in thousands, except per share data)    2001      2000       2001      2000
-------------------------------------  --------  --------   --------  --------

Basic EPS Computation
---------------------
Net earnings applicable to common
  shares                               $ 59,500  $ 59,839   $107,299  $117,880
                                       --------  --------   --------  --------
Average number of shares
 outstanding - basic                    131,098   126,291    129,674   126,195
                                       --------  --------   --------  --------
Basic earnings per share               $   0.45  $   0.47   $   0.83  $   0.93
                                       ========  ========   ========  ========

Diluted EPS Computation
-----------------------
Net earnings applicable to common
  shares                               $ 59,500  $ 59,839   $107,299  $117,880
                                       --------  --------   --------  --------
Average number of shares
 outstanding - basic                    131,098   126,291    129,674   126,195
Effect of dilutive stock options
 and other incentives                     2,606       511      2,203       412
Effect of Rabbi Trust                         -     1,355          -     1,355
                                       --------  --------   --------  --------
Average number of shares
 outstanding-diluted                    133,704   128,157    131,877   127,962
                                       --------  --------   --------  --------
Diluted earnings per share             $   0.45  $   0.47   $   0.81  $   0.92
                                       ========  ========   ========  ========

Note 6 - Derivatives and Hedging
---------------------------------

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)" on January 1, 2001. The Company reports all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, depending on the designation of the derivative. Changes in the fair value of derivatives that are not designated as accounting hedges are reported immediately in earnings.

     In order to manage in a manner consistent with historical processes, procedures and systems and to achieve operating economies, certain economic hedge transactions are not designated as hedges for accounting purposes. In those cases, which primarily relate to platinum group metals, the Company, in accordance with the newly adopted standards, will continue to mark to market both the hedge instrument and the related position constituting the risk hedged, recognizing the effect in current earnings.

     The Company documents all relationships between derivative hedging instruments and hedged items, as well as its risk-management objective and strategy for entering into various hedge transactions.

     The following derivative instruments impacted the Company's results for the period ended June 30, 2001:

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

     For the period ended June 30, 2001, the Company reported net gains of $1.6 million in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as foreign currency cash flow hedges. It is expected that this amount will be reclassified into earnings within the next twelve months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of forecasted transactions not occurring. As of June 30, 2001, the maximum length of time over which the Company is hedging its exposure to movements in foreign exchange rates for forecasted transactions is six months.

     A second group of forward contracts entered into to economically hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments for accounting purposes and changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses of the related monetary assets and liabilities.

Natural Gas/Nickel Contracts
----------------------------

     The Company enters into contracts as a hedge to protect a portion of its exposure to movements in natural gas and nickel prices. The ultimate maturities of the contracts are timed to coincide with the expected usage of natural gas and nickel in the Company's manufacturing operations. For the period ended June 30, 2001, the Company reported losses of $10.5 million in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as natural gas and nickel cash flow hedges. These losses primarily relate to derivatives designated as natural gas cash flow hedges. It is expected that $9.2 million will be reclassified into earnings within the next twelve months. As of June 30, 2001, the maximum length of time over which the Company is hedging its exposure to movements in natural gas and nickel prices for forecasted transactions is eighteen months and six months, respectively.

Note 7 - New Accounting Pronouncements
--------------------------------------

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142).

     SFAS No. 141 addresses financial accounting and reporting for business combinations. This new statement requires that all business combinations be accounted for using one method (the purchase method), intangible assets be recognized apart from goodwill if they meet certain criteria and disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The provisions of this statement apply to all business combinations initiated after June 30, 2001. In addition, the statement applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company will adopt the provisions of this statement for all subsequent acquisitions.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment based on the specific guidance of this statement. In addition, this statement requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the nonamortization and amortization provisions of this statement. The Company will adopt this statement on January 1, 2002 and will reduce its annual amortization expense by approximately $10 million as a result of discontinuing goodwill amortization. The Company does not expect the impairment testing to have a material effect on its results of operations, financial position or cash flows.

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

          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
-------   ---------------------------------------------

                              Results of Operations
                              ---------------------

Comparison of the Second Quarter of 2001
with the Second Quarter of 2000
----------------------------------------

     Net earnings of $59.5 million for the second quarter of 2001 were essentially flat from the year-ago quarter. Operating earnings for the second quarter of 2001 decreased 21% to $78.1 million from $98.9 million in the same period of 2000. Lower operating earnings from two reportable segments -- Appearance and Performance Technologies and Materials Services -- were partially offset by higher operating earnings from Environmental Technologies and Process Technologies.

     The effective tax rate was 25.9% in the second quarter of 2001 compared with 31.5% for the same period last year. The lower rate was a result of lowering the 2001 annual effective tax rate to 28.5% due to the utilization of foreign tax credits. The effective tax rate is expected to be 29.5% in 2002.

     The Company's share of earnings from affiliates was $15.0 million for the second quarter of 2001 compared with $4.4 million for the same period in 2000. Higher equity earnings were primarily from Engelhard-CLAL, a 50% owned precious-metal-fabrication joint venture; N.E. Chemcat, a publicly traded Japanese Corporation 38.8% owned by Engelhard that is a leading producer of automotive and chemical catalysts; and Heesung-Engelhard, a 49% Korean-owned environmental catalyst joint venture.

     Net interest expense decreased 20% to $12.8 million in the second quarter of 2001 from $16.0 million in the same period of 2000. Lower net interest expense was primarily due to lower short-term interest rates and an increase in interest income.

     Net sales increased 4% to $1.5 billion in the second quarter of 2001 from $1.4 billion for the same period in 2000. The Environmental Technologies, Process Technologies and Materials Services segments reported higher sales, which more than offset slightly lower sales from the Appearance and Performance Technologies segment.

Environmental Technologies
--------------------------

     Operating earnings increased 11% to $36.7 million in the second quarter of 2001 from $33.0 million in the same period of 2000. Net sales for the second quarter of 2001 increased 4% to $176.8 million from $169.4 million in the same period of 2000. Excluding results of the segment's metal-joining products business sold in the third quarter of 2000 and the silver nitrate business sold in the first quarter of 2001, net sales and operating earnings would have increased 14% and 18%, respectively.

     The majority of this segment's sales and operating earnings are derived from technologies to control pollution from mobile sources, including gasoline and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles. Earnings increased primarily in North America from auto-emission catalysts. This increase was primarily due to a favorable product and customer mix from advanced technologies for auto-emission catalysts.

     Earnings also increased in the segment's non-automotive markets from higher sales volumes of emission-control systems for gas turbines.


Process Technologies
--------------------

     Operating earnings increased 16% to $22.7 million in the second quarter of 2001 from $19.5 million in the same period of 2000. Net sales for the second quarter of 2001 increased 15% to $147.1 million from $128.1 million in the same period of 2000.

     Earnings growth from technologies for the polypropylene market and chemical-processing technologies was partially offset by decreased earnings from petroleum refining technologies.

     Earnings from technologies for the polypropylene market increased primarily from the inclusion of results from an acquisition in the third quarter of 2000 and continued strong demand for Lynx 1000 polypropylene catalysts. Earnings from chemical-processing technologies were higher primarily from increased sales volumes, moderate price increases and reduced costs from supply-chain management initiatives and productivity improvements.

     Earnings from petroleum refining technologies decreased as higher energy and raw material costs and an unfavorable product mix offset increased volumes of fluid cracking catalysts.

Appearance and Performance Technologies
---------------------------------------

     Operating earnings decreased 51% to $11.4 million in the second quarter of 2001 from $23.5 million in the same period of 2000. Net sales for the second quarter of 2001 of $174.6 million were essentially flat from the year-ago quarter. Excluding the $7.1 million special charge reported in the second quarter of 2001 (see Note 2, "Special Charge" for further detail), operating earnings would have decreased 21% from the same period of 2000.

     Earnings from minerals technologies were down primarily due to higher energy costs and lower volumes.

     Earnings for appearance technologies increased primarily from higher earnings for effect and color pigments. Earnings from effect pigments increased as reduced manufacturing costs and higher cosmetic and industrial volumes were partially offset by lower automotive volumes. Earnings of color pigments were higher due to increased volumes and lower costs.

Materials Services
------------------

     Operating earnings decreased 38% to $13.1 million in the second quarter of 2001 from $21.0 million in the same period of 2000. Net sales for the second quarter of 2001 increased 3% to $967.1 million from $939.1 million in the same period of 2000.

     Earnings were down compared with the unusually strong results achieved in the year-ago quarter. This decrease was partially offset by increased earnings in the recycling (refining) of platinum group metals. The sales increase was due to higher platinum-group-metal prices.

Comparison of the First Six Months of 2001
with the First Six Months of 2000
------------------------------------------

     Net earnings decreased 9% to $107.3 million in the first six months of 2001 from $117.9 million in the same period of 2000. Operating earnings for the first six months of 2001 decreased 20% to $156.8 million from $196.6 million in the same period of 2000. Lower operating earnings from two reportable segments -- Appearance and Performance Technologies and Materials Services -- were partially offset by higher operating earnings from Environmental Technologies and Process Technologies.

     The effective tax rate was 28.5% in the first six months of 2001 compared with 31.5% for the same period last year. The lower rate was a result of lowering the 2001 annual effective tax rate to 28.5% due to the utilization of foreign tax credits. The effective tax rate is expected to be 29.5% in 2002.

     The Company's share of earnings from affiliates was $20.4 million for the first six months of 2001 compared with $14.4 million for the same period in 2000. Higher equity earnings were primarily from Engelhard-CLAL, a 50% owned precious-metal-fabrication joint venture; N.E. Chemcat, a publicly traded Japanese Corporation 38.8% owned by Engelhard that is a leading producer of automotive and chemical catalysts; and Heesung-Engelhard, a 49% Korean-owned environmental catalyst joint venture.

     Net interest expense decreased 17% to $27.1 million in the first six months of 2001 from $32.9 million in the same period of 2000. Lower net interest expense was primarily due to lower short-term interest rates and an increase in interest income.

     Net sales increased 18% to $3.1 billion in the first six months of 2001 from $2.6 billion in the same period in 2000. The Environmental Technologies, Process Technologies and Materials Services segments reported higher sales, which more than offset lower sales from the Appearance and Performance Technologies segment.

Environmental Technologies
--------------------------

     Operating earnings increased 20% to $79.1 million in the first six months of 2001 from $65.8 million in the same period of 2000. Net sales for the first six months of 2001 increased 5% to $345.2 million from $328.6 million in the same period of 2000. Excluding results of the segment's metal-joining products business sold in the third quarter of 2000 and the silver nitrate business sold in the first quarter of 2001, net sales and operating earnings would have increased 15% and 28%, respectively.

     The majority of this segment's sales and operating earnings are derived from technologies to control pollution from mobile sources, including gasoline and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles. Earnings increased primarily from strength in auto-emission catalysts in North America, driven by increased volumes, and a favorable product and customer mix from advanced technologies for auto-emission catalysts.

     Earnings also were favorably impacted by strength in the segment's non-automotive markets, primarily from increased volumes of emission-control systems for gas turbines.

Process Technologies
--------------------

     Operating earnings increased 12% to $39.0 million in the first six months of 2001 from $34.9 million in the same period of 2000. Net sales for the first six months of 2001 increased 15% to $282.8 million from $245.8 million in the same period of 2000.

     Earnings growth from technologies for the polypropylene market and chemical-processing technologies was partially offset by decreased earnings of petroleum refining technologies.

     Earnings from technologies for the polypropylene market increased primarily from the inclusion of results from an acquisition in the third quarter of 2000 and continued strong demand for Lynx 1000 polypropylene catalysts. Earnings from chemical-processing technologies were higher primarily from increased sales volumes, moderate price increases and reduced costs from supply-chain management initiatives and productivity improvements.

     Earnings from petroleum refining technologies decreased as higher energy and raw material costs offset increased volumes of fluid cracking catalysts.

Appearance and Performance Technologies
---------------------------------------

     Operating earnings decreased 48% to $21.5 million in the first six months of 2001 from $41.3 million in the same period of 2000. Net sales for the first six months of 2001 decreased 4% to $330.6 million from $343.4 million in the same period of 2000. Excluding the $7.1 million special charge reported in the second quarter of 2001, operating earnings would have decreased 31% from the same period of 2000.

     Earnings in minerals technologies decreased primarily from higher energy costs and lower volumes to the paper and specialty markets.

     Earnings in appearance technologies were up slightly as higher earnings of effect pigments partially offset slightly lower earnings of color pigments and specialty films. Effect pigments were favorably impacted from higher cosmetic and industrial volumes and reduced manufacturing costs.

Materials Services
------------------

     Operating earnings decreased 46% to $34.3 million in the first six months of 2001 from $63.3 million in the same period of 2000. Net sales for the first six months of 2001 increased 27% to $2.1 billion from $1.7 billion in the same period of 2000.

     Earnings were down compared with unusually strong results in last year's second quarter. Lower price volatility in platinum group metals in the current year also contributed to the decline. This decrease was partially offset by increased earnings in the recycling (refining) of platinum group metals. The sales increase was due to higher platinum-group-metal prices.

                        Financial Condition and Liquidity
                        ---------------------------------

     The Company's current ratio was 1.0 at June 30, 2001 and December 31, 2000. The percentage of total debt to total capital decreased to 40% at June 30, 2001 from 46% at December 31, 2000, due to decreased short-term and long-term borrowings and increased retained earnings.

     The variance in cash flows from operating activities primarily occurred in the Materials Services segment and reflects changes in metal positions used to facilitate requirements of the Company, its metals customers and suppliers. Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, transactions are hedged on a daily basis. Hedging is accomplished primarily through forward, future and option contracts. However, in closely monitored situations for which exposure levels and transaction size limits have been set by senior management, the Company from time to time holds large unhedged industrial commodity positions that are subject to future market fluctuations. Hedged metal obligations (primarily amounts payable for metal purchased forward as an economic hedge) are considered financing activities and are included in that section of the Company's "Consolidated Statements of Cash Flows." These transactions generally cover Materials Services' sourcing requirements. Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Committed metal positions increased due to significant purchases of precious metals, combined with higher prices, in the current year. Payment terms reduced the immediate outflow of cash and this is reflected in the increase in accounts payable. Hedged metal obligations also increased as a consequence of these purchases.

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

                          Part II - OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                 Pages
-------  --------------------------------                                 -----

(a)(10)  Material Contracts

         (a) Amendment to Key Employees Stock Bonus Plan of
             Engelhard Corporation, effective August 2, 2001.             20-21

         (b) Employment Agreement for Barry W. Perry,
             effective August 2, 2001.                                    22-31


   (12)  Computation of the Ratio of Earnings to
         Fixed Charges.                                                   32-33

(b) There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             ENGELHARD CORPORATION
                                         -----------------------------
                                                  (Registrant)





Date       August 13, 2001                   /s/ Barry W. Perry
        ---------------------            -----------------------------
                                              Barry W. Perry
                                              Chairman and
                                              Chief Executive Officer






Date       August 13, 2001                   /s/ Michael A. Sperduto
       ----------------------            -----------------------------
                                              Michael A. Sperduto
                                              Vice President and
                                              Chief Financial Officer

                                EXHIBIT (10)(a)

                  Amendment to Key Employees Stock Bonus Plan
                            of Engelhard Corporation
                  -------------------------------------------

                  AMENDMENT TO KEY EMPLOYEES STOCK BONUS PLAN
                            OF ENGELHARD CORPORATION
                  -------------------------------------------


     The Key Employees Stock Bonus Plan of Engelhard Corporation is amended, effective on the date hereof, as follows:

     1. Section 9(a) of the Plan is amended to read in its entirety as follows:

     "(a) Except as specifically approved in writing by the Committee, no employee or other person shall have any claim or right (legal, equitable or other) to be granted an award under the Plan, and, except as specifically so approved, no director, officer or employee of the Company shall be authorized to enter into any agreement with any person for the making of an award or to make any representation or warranty with respect thereto."

                                EXHIBIT (10)(b)

                              Employment Agreement
                               for Barry W. Perry
                              --------------------

                              EMPLOYMENT AGREEMENT


     It is mutually agreed between Engelhard Corporation, a Delaware corporation with its principal offices at 101 Wood Avenue, Iselin, New Jersey 08830-0770 (hereinafter referred to as the "Company"), and Barry W. Perry (hereinafter referred to as the "Employee"), as follows:

     1. Upon the terms and conditions of this Agreement, the Company shall employ the Employee and the Employee shall continue in the employ of the Company for the three-year period commencing January 1, 2001 and ending December 31, 2003, as such period may be extended, hereinafter referred to as the "Employment Period." The Employment Period shall thereafter automatically be extended for successive periods so that the remaining term of this Agreement shall always be 12 months, until either party, at least 12 months prior to the expiration of the original term or any extended term, shall give written notice to the other of their intention that such employment shall terminate on the date set forth in the notice, which date shall not be less than twelve (12) months after the date of the notice; provided, however, that the Employment Period shall not end prior to December 31, 2003 and, absent agreement of the parties hereto otherwise, shall not extend beyond May 31, 2011.

     2. The employment shall be as Chairman, Chief Executive Officer and President of the Company and for such other and further assignments and responsibilities of comparable status as the Board of Directors of the Company may direct. The Employee shall diligently and faithfully devote his full working time and best efforts exclusively to the performance of the work and services under this Agreement and to the furtherance of the best interests of the Company, subject to the authority and direction of the Board of Directors of the Company; provided, however, that the Employee may, without prior approval of the Board of Directors of the Company, (i) serve on up to two corporate boards or committees and serve on up to an additional two civic or charitable boards or committees, (ii) deliver lectures, fulfill speaking engagements or teach at educational institutions, and (iii) manage his personal investments, so long as such activities do not interfere materially with his responsibilities under this Agreement.

     3. (a) In addition to the Employee's obligations under Paragraph 2 above, the Employee, during his employment hereunder and for a period of two years thereafter, will not (as an officer, shareholder, partner, employee or otherwise, on his own behalf or on behalf of any competitor of the Company), in any manner, directly or indirectly, without the express prior written consent of the Company, or except on behalf of the Company, engage in any activity, accept employment with, render any service in any capacity to or have any interest in (including investments in the equity securities of) any business or enterprise or other activity (x) which will conflict with the interests of the Company or its business or (y) which is a competitor of or in competition with the Company; provided, however, that the Employee may acquire or hold (beneficially and of record) up to, but not more than, 1% of the equity securities of any such competitor or entity without the consent of the Company if such equity securities are listed on the New York Stock Exchange or the American Stock Exchange or are quoted on NASDAQ, or on any relevant international exchange.

     (b) The Employee will not in any manner, at any time during his employment hereunder and for a period of two years thereafter, directly or indirectly, affect to the Company's detriment any relationship of the Company or any affiliate with any customer, supplier or employee of the Company or any affiliate, or cause any customer or supplier to refrain from entrusting additional business to the Company or any affiliate.

     (c) The Employee will not in any manner, at any time during his employment hereunder or thereafter, directly or indirectly, without the express prior written consent of the Company, disclose or use (x) any confidential information, it being understood that the term "confidential" shall mean all information concerning the Company or any affiliate or customer or supplier or other business associate of the Company or any affiliate (including but not limited to any trade secrets or other private matters), which has been or is received by the Employee from the Company or any affiliate or customer or supplier or other business associate of the Company or any affiliate and which is not known or generally available to the general public or of a type which the Company has customarily made available to the general public and has not kept confidential, and (y) any idea which the Employee may conceive during the Employment Period, whether such idea is conceived individually or jointly, on or off Company premises or during or after working time, and which relates to the Company's services to its customers or suppliers or other business associates, the Employee hereby acknowledging that any such idea shall be the exclusive property of the Company.

     (d) The Employee agrees that the remedy at law for any breach of any of the foregoing provisions of this Paragraph 3 will be inadequate and that the Company, in addition to any remedy at law, shall be entitled to injunctive relief in the case of any such breach.

     (e) The foregoing obligations of the Employee under this Paragraph 3 shall survive, in accordance with their terms, a termination, for any reason, of the Employee's employment.

     4. As consideration for the obligations incurred by the Employee under this Agreement and for the services to be rendered by the Employee under this Agreement, the Company shall pay to the Employee during his employment hereunder (except as otherwise provided in this Agreement) compensation as follows:

     (a) The Company shall pay to the Employee a base salary at an annual rate of not less than $750,000 for calendar year 2001, $900,000 for calendar year 2002, and $1,000,000 for calendar year 2003. Thereafter, increases, if any, from time-to-time shall be as determined by the Compensation Committee of the Board of Directors. Such base salary shall be payable in periodic installments on the Company's regular payroll dates.

     (b) The Employee shall be entitled to participate in and receive incentive awards pursuant to the Company's incentive compensation plan(s), as in effect from time to time, as determined by the Compensation Committee of the Company's Board of Directors (hereinafter referred to as the "Compensation Committee"); provided, however, that for each calendar year ending during his employment hereunder (beginning with calendar year 2001) the Employee shall receive incentive compensation awards (which may be subject to vesting requirements) with a present value at the time of the grant or award, determined by the Compensation Committee using methodologies and assumptions generally employed by the Company, of no less than:

     (i)    75% of his then current annual base salary for calendar year 2001;

     (ii)   100% of his then current annual base salary, for calendar year 2002;
and

     (iii) 125% of his then current annual base salary for calendar year 2003 and thereafter;

     provided, however, that no less than one-third of such total incentive compensation award shall be in the form of a cash bonus.

     (c) The Employee shall be provided with the perquisites and privileges commensurate with his position as Chairman, Chief Executive Officer and President of the Company, which shall include the following:

     (i) Membership in one country club, including any reasonable initiation fees or membership bond, plus up to an additional two business-related, luncheon or similar club memberships;

     (ii) Provision for personal usage of a car of Employee's selection, under terms generally applicable to all executives, with an annual lease cost (excluding gas, maintenance, and insurance) of no more than $24,000, adjusted annually for inflation;

     (iii) Annual reimbursement up to $10,000 for financial planning, legal, tax planning and similar services;

     (iv) Payment of $25,000 per year to be used by Employee for life insurance, in an amount and structure determined by the Employee, in lieu of any death benefit or survivors' coverage other than that generally available to all executives;

     (v) Provision of a driver and Company-provided vehicle for purposes of commutation and business-related transportation; and

     (vi) Reimbursement of such other reasonable expenses as may reasonably be deemed to be in connection with the conduct of the Employee's regular business activities.

     (d) Employee shall be entitled to participate in the benefit plans of the Company, including the pension plan, supplemental pension plan, savings plan, deferred compensation plan and insurance and medical plans as the Company may from time to time provide generally for its executive officers.

     (e) In addition to the Employee's actual years of Credited Service as defined by the Company's Supplemental Retirement Program, Employee will receive an additional five years of Credited Service under the Company's Supplemental Retirement Program.

     (f) The Employee shall be provided, at the expense of the Company, with supplemental long-term disability insurance coverage which results in long-term disability coverage from Company maintained plans or policies equal to $80,000 per month. Such benefits will commence after the Employee has been totally and permanently disabled for 6 months. With respect to the portion of benefits payable from sources other than those generally provided under Company maintained plans or policies, such benefits shall continue for 60 months or, if earlier, until the date on which the Employee is no longer totally and permanently disabled. If the Employee remains totally and permanently disabled for more than 60 months, in lieu of any further disability benefit payable from sources other than those generally maintained for disabled employees by the Company, the Employee shall, pursuant to the terms of the long-term disability insurance coverage in effect for Employee, receive a single sum benefit equal to $2,000,000. Notwithstanding anything in this paragraph to the contrary, under no circumstance will the Company's cost for providing this benefit, excluding the portion provided under any Company maintained plans or policies which are generally applicable to all other salaried employees, exceed $50,000 per year. If such cost does exceed $50,000 in any year, the Company, at its sole discretion, may opt, in lieu of such coverage, to reimburse the Employee up to $50,000 for any personal monthly disability coverage that he may wish to purchase.

     5. The Employment Period shall terminate on the first to occur of the Employee's death, termination due to Disability (as defined below), termination by the Company for or without Cause (as defined below) or termination by the Employee for Good Reason (as defined below).

     (a) In the event the Employee's employment is terminated due to his death, the Employee's spouse, if she survives the Employee, or otherwise the Employee's estate, shall be entitled to receive a lump sum cash payment, as soon as practicable following the Employee's death, of the Employee's unpaid base salary through the date of death.

     (b) In the event the Employee's employment is terminated due to his Disability (as defined below), the Employee shall be entitled to receive a lump sum cash payment, as soon as practicable following termination of his employment, of his unpaid base salary through the date his employment is terminated. For purposes of this Agreement, "Disability" shall mean long-term disability within the meaning of the Company's long-term disability plan or program.

     (c) In the event the Employee's employment is terminated for Cause (as defined below), the Employee shall be entitled to receive a lump sum cash payment, as soon as practicable after the Employee's termination of employment, of the Employee's unpaid base salary through the date his employment terminates. For purposes of this Agreement, "Cause" shall mean (i) the willful and continued failure of the Employee to perform substantially his duties with the Company after the Company delivers to the Employee written demand for substantial performance specifically identifying the manner in which the Employee has not substantially performed his duties, (ii) the engaging by the Employee in illegal conduct or gross misconduct which is demonstrably injurious to the Company or its affiliates, (iii) conviction of a felony or guilty or nolo contendere plea by the Employee with respect thereto, or (iv) a material breach by the Employee of this Agreement which is not cured within ten (10) days after receipt of written notice thereof from the Company. For purposes hereof, the Employee shall not be deemed to be terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution duly adopted by the affirmative vote of not less than a majority of the Company's Board of Directors (the "Board") at a meeting called and held for such purpose (after reasonable notice is provided to the Employee and he is given an opportunity, together with counsel, to be heard before the Board) finding that in the good faith opinion of the Board the Employee is guilty of the conduct described in subparagraphs (i),
(ii), (iii) or (iv) above and specifying the particulars thereof in detail.

     (d) In the event the Employee's employment is terminated by the Company without Cause and not due to his Disability or by the Employee for Good Reason (as defined below), provided the Employee satisfies the condition precedent set forth in Paragraph 5(f) below and he complies with the requirements of Paragraph 6 below, the Employee shall be entitled to receive (i) a lump sum cash payment of the Employee's unpaid base salary through the date of termination, and (ii) 2 times the lesser of (x) 4.5 times the Employee's then current annual base salary, or (y) the average annual Total Direct Compensation earned by the Employee for the immediately preceding three calendar years (or such lesser number of calendar years elapsed beginning with calendar year 2001; provided, however, that if the termination of employment occurs during calendar year 2001, the amount of this clause (y) shall be deemed to be the same as the amount of clause (x) above). For this purpose, Total Direct Compensation for a calendar year shall be the sum of the Employee's base salary, annual bonus and the grant date cash value of equity based awards (determined in the manner established by the Compensation Committee for valuing such awards for other executives for such year) made to the Employee for the calendar year, whether or not deferred. The amount set forth in clause (ii) above shall be payable in equal monthly installments over a period of twenty-four (24) months beginning with the month following the Employee's termination of employment. The Company shall also continue to cover, at its cost, the Employee and his dependents under, or provide the Employee and his dependents with, medical and dental insurance coverage no less favorable than the Company's medical and dental programs, as in effect from time to time, for a period equal to the lesser of (x) two years following the date of termination or (y) until the Employee is provided with medical and dental coverage by another employer.

     (e) For purposes of this Agreement, a termination for "Good Reason" shall mean a termination of employment by the Employee following, without the Employee's written consent, (i) an assignment to the Employee of duties materially inconsistent with the Employee's authority, duties, responsibilities, and status as an officer of the Company, (ii) a reduction or adverse alteration in the nature or status of the Employee's authorities, duties, or responsibilities, or (iii) a material breach of this Agreement by the Company. Notwithstanding the foregoing, a termination shall not be treated as a termination for Good Reason unless the Employee shall have delivered a written notice to the Board within ninety (90) days of his having actual knowledge of the occurrence of one of such events stating that he intends to terminate his employment for Good Reason as a result of one of such events and such event, if capable of being cured, shall not be cured within thirty (30) days after the receipt of the notice.

     (f) The amounts payable to the Employee pursuant to this Paragraph 5 following termination of the Employee's employment and the amounts payable with respect to Vested Benefits (as defined below), shall be in full and complete satisfaction of the Employee's rights under this Agreement and any other claims the Employee may have in respect of the Employee's employment by the Company or any of its subsidiaries. Such amounts shall constitute liquidated damages with respect to any and all such rights and claims and, upon the Employee's receipt of such amounts, the Company shall be released and discharged from any and all liability to the Employee in connection with this Agreement or otherwise in connection with the Employee's employment with the Company and its subsidiaries. As a condition precedent to the receipt of the benefits payable pursuant to Paragraph 5(d), the Employee shall execute a release following termination of his employment and prior to the receipt of amounts thereunder, in form and substance satisfactory to the Company. For purposes hereof, "Vested Benefits" means amounts which are vested or which the Employee (or, following his death, his beneficiaries) is otherwise entitled to receive under the terms of any employee benefit plan (other than a severance plan) maintained by the Company or any of its subsidiaries, at or subsequent to the date of his termination without regard to the performance by the Employee of further services or the resolution of a contingency.

     (g) The Employee shall not be obligated to seek other employment by way of mitigation of the amounts payable to the Employee under this Agreement, and, except as provided in the case of medical and dental benefits in Paragraph 5(d) above, if the Employee obtains other employment the amounts payable under this Agreement shall not be reduced by any remuneration paid or payable to the Employee on account of such other employment.

     6. In the event the Employee's employment is terminated pursuant to Paragraph 5(d) above, the Employee shall, when requested by the Company, and against payment of reasonable expenses in connection therewith, make himself available as a consultant to consult with and supply information to and generally cooperate with the Company on transition matters for up to ten (10) days, during the six (6) months following termination of his employment hereunder, all for reasonable periods of time and on reasonable notice not inconsistent with the Employee's engaging in other full time employment not itself inconsistent with the terms of this Agreement. The Employee shall not be entitled to receive any additional consideration or to participate in any employee benefit plans of the Company or its subsidiaries in connection with such consulting services.

    7. (a) (i) Provided the conditions set forth in Paragraph 7(a)(ii) below are met, on January 7, 2002 (the "Grant Date") an option to purchase common stock of the Company and a stock bonus award shall be made to the Employee pursuant to the Company's Stock Option Plan of 1991 and the Key Employee Stock Bonus Plan of the Company, respectively, in each case on the terms and subject to the conditions set forth below in this Paragraph 7(a).

     (ii) In order for the stock option and stock bonus awards to be made, the following conditions must be satisfied:

     1. The average closing price per share of the Company's common stock on the New York Stock Exchange for calendar year 2001, computed by averaging the closing price on each day on which the New York Stock Exchange was open for trading during calendar year 2001, (the "Average Share Price") must exceed $25;

     2. The total return (stated as a percentage) on the Company's common stock (assuming reinvestment of dividends) for calendar year 2001 must exceed the total return (stated as a percentage and assuming reinvestment of dividends) of the All S&P Chemicals Index (as constituted for purposes of the Company's proxy statement and weighted to the then most recent market capitalization of the constituent companies);

     3. The Employee must be actively employed as the Chairman and Chief Executive Officer of the Company on the Grant Date; and

     4. In the case of the stock bonus award, the Employee must have made an irrevocable election at least two months in advance of the Grant Date, in accordance with the terms of the Deferred Compensation Plan for Key Employees of the Company, to defer delivery of the shares subject to the stock bonus award until following termination of his employment by the Company.

     (iii) The number of shares of Company common stock subject to the stock option and stock bonus awards shall be computed by first determining the excess of the total return (stated as a percentage) of the Company's common stock (assuming reinvestment of dividends) for calendar year 2001 over the total return (stated as a percentage and assuming reinvestment of dividends) of the All S&P Chemicals Index for calendar year 2001 (the "Excess Total Return Percentage"). The Total Grant Value for the awards will then be determined by multiplying the number of shares of issued and outstanding common stock of the Company on December 31, 2001 by the Average Share Price and then multiplying that product by 0.0025 times the Excess Total Return Percentage (stated as a decimal).

     (iv) The number of shares of Company common stock subject to the stock option will be computed by taking one-half of the Total Grant Value, and dividing it by the fair market value on the Grant Date of an option to purchase one share of Company common stock, as determined by the Company using the Black-Scholes option pricing model and taking into account the exercisability provisions applicable upon retirement. The exercise price per share of the stock option will be the fair market value of a share of common stock of the Company on the Grant Date, and the other terms of the stock option will be as set forth in the Company's normal form of nonqualified stock option agreement.

     (v) The number of shares subject to the stock bonus award will be determined by taking one half of the Total Grant Value, and dividing it by 95% of the fair market value of a share of Company common stock on the Grant Date. The stock bonus award will be subject to 100% cliff vesting on the fifth anniversary of the date it is granted, and the other terms of the stock bonus award will be as set forth in the Company's normal form of stock bonus award.

    (b) In the event of the first to occur of (i) a public announcement of an intention by an individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934) to engage in a transaction the consummation of which would result in a Change in Control (as defined in clauses (a), (c) or (d) of Section 5(b) of the Company's 1991 Stock Option Plan) or (ii) the occurrence of a Change in Control (as so defined), for purposes of determining the Average Share Price and the Excess Total Return Percentage and Total Grant Value, if any, the closing trading price and the fair market value of a share of Company common stock for the date of such public announcement or Change in Control, as the case may be, and each following day shall not exceed the closing trading price per share on the New York Stock Exchange on the trading day immediately preceding such public announcement or Change in Control, as the case may be. Such limitation on value of the Company common stock will continue for purposes of this Section until such time as the Board of Directors determines, in good faith, that a Change in Control (as so defined) is unlikely to occur, and the fair market value of Company common stock for each day thereafter shall be the actual closing trading price on the New York Stock Exchange.

     (c) Notwithstanding the foregoing, if the above computations would result in a number of stock options or stock bonus awards in excess of the maximum number of such awards which could be granted to the Employee under the terms of the applicable Company plan, then, to the extent consistent with the terms of the applicable plan, the Total Grant Value attributable to a stock option or share bonus award, as the case may be, in excess of the applicable limits shall instead be granted as share bonus or stock option award, as the case may be. In no event shall the Company be required to grant an award hereunder in excess of the applicable limits under the applicable plan.

     (d) In the event of a stock split, stock dividend, combination of shares, recapitalization, reorganization, merger, consolidation, rights offering or any other change in the corporate structure or shares of the Company, the Board of Directors shall make such adjustments, if any, as it deems appropriate for purposes hereof in the $25 share price threshold set forth in Paragraph 7(a)(ii)(1) hereof.

     8. (a) This Agreement shall be deemed to be made under and construed in accordance with the laws of the State of New Jersey, without giving effect to the principles of conflict of laws thereof.

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

     (d) Except as provided in the following sentence, this Agreement constitutes and expresses the whole agreement of the parties in reference to any employment of the Employee by the Company and supersedes all prior understandings, written or oral, between the Employee and the Company relating to the subject matter hereof. This Agreement is intended to supplement and not supersede or in any way limit any policy or practice of the Company which is otherwise available to the senior management of the Company. This Agreement does not supersede the Change in Control Agreement between the Company and the Employee dated as of May 7, 1998 (the "Change in Control Agreement") or any other policy or practice of the Company which is triggered by the change-in-control event; provided, however, that amounts receivable under Paragraph 5 (d) hereof upon breach of this Agreement by the Company will be reduced (but not below zero) by amounts received by the Employee under Section 3 of the Change in Control Agreement.

     (e) This Agreement may not be amended, modified or supplemented except by a writing signed by both of the parties hereto which expressly states it is being made pursuant to this Paragraph 8(e).

     (f) In case any one or more of the covenants, agreements, provisions or terms contained in this Agreement shall be invalid, illegal or unenforceable in any respect, the validity of the remaining covenants, agreements, provisions or terms contained herein shall be in no way affected, prejudiced or disturbed thereby. In the event that any of the provisions of Paragraph 3 hereof are not enforceable in accordance with their terms, the Employee and the Company agree that such provisions should be reformed to make them enforceable in a manner which provides the Company the maximum rights permitted by law.

     IN WITNESS WHEREOF, the parties have signed this Agreement as of the second day of August 2001.

                                                  ENGELHARD CORPORATION



/s/ Barry W. Perry                             /s/ Marion H. Antonini
------------------                             ----------------------
    Barry W. Perry                                Marion H. Antonini

                                                  Chairman,
                                                  Compensation Committee of the
                                                  Board of Directors

                                   EXHIBIT 12


              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
              -----------------------------------------------------


                                               ENGELHARD CORPORATION
                               COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                                               (Dollars in Thousands)
                                                    (Unaudited)

                                     Six Months Ended
                                          June 30,                              Years Ended December 31,
                                     ------------------   -----------------------------------------------------------------
                                           2001              2000        1999         1998         1997         1996
                                           ----              ----        ----         ----         ----         ----

Earnings from continuing operations
before provision for income taxes       $150,069          $245,687    $284,118      $260,563     $ 85,812     $209,955

Add/(deduct)

   Portion of rents representative
   of the interest factor                  4,400             8,800       7,000         3,500        3,000        3,900

   Interest on indebtedness               27,132            62,649      56,555        58,887       52,776       45,009

   Equity dividends                        4,158             4,363       2,431         2,022        3,803        2,515

   Equity in (earnings) losses
   of affiliates                         (20,408)          (24,187)    (16,266)      (10,077)      47,833        5,008
                                        ---------         ---------   ---------     ---------    --------     ---------

   Earnings, as adjusted                $165,351          $297,312    $333,838      $314,895     $193,224     $266,387
                                        =========         =========   =========     =========    ========     =========

Fixed Charges

   Portion of rents representative
   of the interest factor                $ 4,400          $  8,800    $  7,000      $  3,500     $  3,000     $  3,900

   Interest on indebtedness               27,132            62,649      56,555        58,887       52,776       45,009

   Capitalized interest                    1,500             3,880       2,580         1,897          651          875
                                         --------         ---------   ---------     --------      --------     --------

   Fixed charges                         $33,032          $ 75,329    $ 66,135      $ 64,284     $ 56,427     $ 49,784
                                         ========         =========   =========     ========      ========     ========

Ratio of Earnings to Fixed Charges          5.01(a)           3.95(b)     5.05          4.90         3.42(c)      5.35
                                         ========         =========   =========     ========      ========     ========


(a)  Earnings in 2001 were negatively impacted by pre-tax special and other charges of $7.1 million (see Note 2 for details).
     Excluding this charge, the ratio of earnings to fixed charges would have been 5.22.

(b)  Earnings in 2000 were negatively impacted by pre-tax special and other charges of $134.2 million for a variety of events.
     Excluding these charges, the ratio of earnings to fixed charges would have been 5.73.

(c)  Earnings in 1997 were negatively impacted by special and other charges of $149.6 million for a variety of events.
     Excluding these charges, the ratio of earnings to fixed charges would have been 5.28.

                                       33