Form 10-K/A
period 2000-12-31
ENGELHARD CORP
filed 2001-09-27
CIK 352947

================================================================================


                                      2000
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------


                                   Form 10-K/A
--------------------------------------------------------------------------------

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For fiscal year ended December 31, 2000

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         Commission File No. 1-8142
                                 ---------------

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

               Registrant's telephone number, including area code:
                (732) 205-5000 Securities registered pursuant to
                            Section 12(b) of the Act:

                                                     Name of each exchange
Title of each class                                   on which registered
-------------------                                   -------------------
Common Stock, par value $1 per share                New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

--------------------------------------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X] No [ ]

         Number of shares of common stock outstanding as of March 23, 2001 - 129,969,342.

================================================================================

     Explanatory Note to Amendment: The registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000 by adding the information required by Items 10 (with respect to directors), 11, 12 and 13 of
Part III of Form 10-K. No other changes are made. Unless otherwise stated, all information set forth in this Form 10-K/A is as of March 30, 2001.

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant

     Our Board of Directors consists of three classes, Class I, Class II and Class III, each class serving for a full three-year term. Mr. Napier and Mrs. Pace, both of whom are Class II Directors, are nominees for reelection as Class II Directors at the Annual Meeting. If elected, they will serve until 2004. The Class III Directors will be considered for reelection at our 2002 Annual Meeting. The Class I Directors will be considered for reelection at our 2003 Annual Meeting. Linda G. Alvarado and William R. Loomis, formerly Class II Directors, resigned from the Board of Directors and the Board of Directors has reduced the number of seats on the Board from ten to eight.

     Mr. Smith has been a member of the Board of Directors since 1981, Mr. Richards since 1983, Mr. Antonini since 1985, Mr. Napier since 1986, Mrs. Pace since 1987, Mr. Watson since 1991, Mr. Perry since 1997. Mr. Slack joined the Board of Directors in 1981, resigned on May 21, 1999 and was re-elected to the Board of Directors as a Class I Director on June 3, 1999.

     Directors will be elected by the affirmative vote of a majority of the votes cast at the Meeting.

     The following table sets forth the name and age of each nominee and Director; all other positions and offices, if any, now held by him or her with Engelhard and his or her principal occupation during the last five years.

                 Nominees For Reelection At This Meeting, Ages,
                    Principal Business Experience During The
                  Past Five Years, Board Memberships (Class II)


JAMES V. NAPIER

     Age 64. Chairman of Scientific-Atlanta, Inc., a communications manufacturing company, from prior to 1996 to November 2000.

     Mr. Napier is also a director of Intelligent Systems Corporation, Vulcan Materials Company, McKesson HBOC, Inc., Personnel Group of America, Inc. and Wabtec Corporation.

NORMA T. PACE

     Age 79. Partner, Paper Analytics Associates, a planning and consulting company, from prior to 1996.

     Mrs. Pace is also a director of Hasbro, Inc.

                     Directors With Terms Expiring May 2002,
                 Ages, Principal Business Experience During The
                 Past Five Years, Board Memberships (Class III)


BARRY W. PERRY

     Age 54. Chairman and Chief Executive Officer of Engelhard since January 2001; President and Chief Operating Officer from 1997 until 2001; previously Group Vice President and General Manager of the Appearance and Performance Technologies Group (formerly the Pigments and Additives Group) from prior to 1996 to 1997.

     Mr. Perry is also a director of Arrow Electronics, Inc.

REUBEN F. RICHARDS

     Age 71. Retired Chairman of the Board of Terra Industries Inc.; Retired Chairman of the Board of Minorco (U.S.A.); Retired Non-Executive Chairman of the Board of Engelhard.

     Mr. Richards is also a director of Santa Fe Energy Resources, Inc., Ecolab, Grupo Financiero Banorte and Potlatch Corporation.

ORIN R. SMITH

     Age 65. Chairman and Chief Executive Officer of Engelhard from prior to 1996 to December 2000.

     Mr. Smith is also a director of Ingersoll-Rand Company, Applera Corporation and Vulcan Materials Company.

                     Directors With Terms Expiring May 2003,
                 Ages, Principal Business Experience During The
                  Past Five Years, Board Memberships (Class I)


MARION H. ANTONINI

     Age 70. Principal of Kohlberg & Co., a private merchant banking firm, since March 1998. Chairman and Chief Executive Officer of Welbilt Corporation from prior to 1996 to 1998.

     Mr. Antonini is also a director of Vulcan Materials Company, Scientific-Atlanta, Inc., Color Spot Nurseries, Inc. and Holley Performance Products, Inc.

HENRY R. SLACK

     Age 51. Chairman of Task (USA) Inc., a private investment company, since June 1999. Chief Executive of Minorco, an international national resources company, from prior to 1996 to June 1999.

     Mr. Slack is also a director of Terra Industries Inc. and South African Breweries plc.

DOUGLAS G. WATSON

     Age 56. President, Chief Executive Officer and Director of ValiGen N.V., a biotechnology company, since June 2000. Chief Executive Officer of Pittencrieff Glen Associates, a management consulting firm, since June 1999. President, Chief Executive Officer and Director of Novartis Corporation, a life sciences company, from January 1997 to May 1999. President of the Pharmaceuticals Division of CIBA-GEIGY Corporation from prior to 1996 to January 1997.

     Mr. Watson is also a director of Dendreon Corporation.

How Often Did the Board Of Directors Meet During 2000?

     Our Board of Directors held a total of 13 meetings during 2000. During 2000 all of our Directors attended more than 75% of the meetings of the Board and meetings of committees of the Board on which they served.

Item 11.     Executive Compensation

     The following table sets forth the compensation paid by us for services rendered in all capacities during each of the last three fiscal years to our Chief Executive Officer and our other four most highly compensated Executive Officers.

                           SUMMARY COMPENSATION TABLE

                                                                                    Long-Term Compensation
                                          Annual Compensation                           Awards (3) (4)
o                                                                 Other
                                                                 Annual     Restricted                 All Other
                                                              Compensation     Stock                  Compensation
                                                                           Award(s) ($)   Options
                            Year   Salary ($)    Bonus ($)       ($) (5)        (6)          (#)          ($)

Orin R. Smith,             2000    1,000,000    2,000,000            --            --           --   $4,062,500(7)
    Director,............
Chairman and Chief         1999      950,000    1,852,500            --       609,496      715,920      --
Executive Officer (1)      1998      864,996    1,750,000            --       554,093      608,279      --

Barry W. Perry,            2000      500,000      790,000            --       507,247       67,184      --
    Director,............
President and Chief        1999      428,660      687,600            --       289,716      334,236      --
Operating Officer(2)       1998      372,744      630,000            --       250,380      279,519      --

Arthur A. Dornbusch, II,.  2000      297,000      290,000         7,731       240,090       31,796      --
Vice President, General    1999      284,936      277,100         6,624       149,812      127,822      --
Counsel and Secretary      1998      276,636      275,000         5,656       141,668      106,351      --

John C. Hess,............  2000      224,000      182,750            --       134,881       17,860      --
Vice President,            1999      205,878      168,300            --        84,857       66,894      --
Human Resources            1998      194,350      165,000            --        80,048       58,057      --

Peter B. Martin,.........  2000      210,000      120,000            --        79,841       10,564      --
Vice President,            1999      199,157      117,000            --        52,951       39,683      --
Investor Relations         1998      190,928      117,000            --        50,115       33,237      --

----------------

(1) Mr. Smith retired as Chairman and Chief Executive Officer on December 31, 2000.

(2) Mr. Perry was elected Chairman and Chief Executive Officer effective January 1, 2001.

(3) Our Key Employees Stock Bonus Plan, our Stock Option Plan and our Annual Restricted Cash Incentive Compensation Plan provide for acceleration of vesting in the event of a "change in control." For information on what constitutes a "change in control," see "Employment Contracts, Termination of Employment and Change in Control Arrangements" under Item 11.

(4) In December 2000, pursuant to Engelhard's Annual Restricted Cash Incentive Compensation Plan, restricted cash awards were made as follows:

                                     Vesting Period From
                                        Date of Grant          Maximum Future
                                                              Estimated Payouts
Barry W. Perry....................          4 years             $ 1,250,000
Arthur A. Dornbusch, II...........          4 years             $   335,000
John C. Hess......................          4 years             $   182,000
Peter B. Martin...................          4 years             $   105,000

Awards vest in equal annual increments, subject to continued employment.

(5) Represents interest accrued during 1998, 1999 and 2000 in excess of 120% of the applicable federal interest rate with respect to salary deferrals.

(6) As of December 31, 2000, Messrs. Smith, Perry, Dornbusch, Hess and Martin held 81,098, 36,238, 19,721, 10,723 and 6,264 unvested shares, respectively, of stock which were awarded pursuant to our Key Employees Stock Bonus Plan having a market value of $1,652,368, $738,353, $401,807, $218,485 and $127,625, respectively. The foregoing amounts do not include the reported grants, which were made in February 2001 for services rendered during 2000. Restricted stock awards of Engelhard's Common Stock granted under the Key Employees Stock Bonus Plan vest in five equal annual installments commencing on February 1 in the year following the grant. Vesting will be accelerated upon the occurrence of a "change in control." We pay dividends on restricted stock, if and to the extent paid on Common Stock generally, but pay no dividends on stock options. For information on what constitutes a "change in control," see "Employment Contracts, Termination of Employment and Change in Control Arrangements" under Item 11.

(7) Represents cash payments of $1,562,500 and $2,500,000 made to Mr. Smith in lieu of the equity and restricted cash awards which were given to the other Executive Officers.

     The following table sets forth information concerning individual grants of stock options made under the Stock Option Plan in February 2001 for services rendered during 2000 by each of the named Executive Officers.

                 Option Grants For Services Rendered During 2000


                                                                                                       Grant Date
                                         Individual Grants                                               Value
                              Number of % of Total
                           Securities Options Granted
                                        Underlying    to Employees for                                 Grant Date
                                          Options     Services Rendered  Exercise or                 Present Value
                                        Granted (#)      During 2000      Base Price    Expiration      ($) (2)
Name                                        (1)                             ($/SH)         Date
Orin R. Smith....................             --           --                 --            --            --

Barry W. Perry...................         67,184            9%                22.75      02/01/11       511,270

Arthur A. Dornbusch, II..........         31,796            4%                22.75      02/01/11       241,968

John C. Hess.....................         17,860            2%                22.75      02/01/11       135,915

Peter B. Martin..................         10,564            1%                22.75      02/01/11        80,392

--------------

(1) Options have a ten-year term and vest in four equal annual installments beginning on the first anniversary of the date of grant. Vesting will be accelerated upon the occurrence of a "change in control." For information as to what constitutes a "change in control," see "Employment Contracts, Termination of Employment and Change in Control Arrangements" under Item 11.

(2) The Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. Our use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The real value of the options in this table depends upon the actual changes in the market price of the Common Shares during the applicable period. The model assumes:

     (a) an option term of 5 years, which represents anticipated exercise trends for the named Executive Officers;

     (b) an interest rate of 5.1% that represents the current yield curves as of the grant dates;

     (c) an average volatility of approximately 35% calculated using average weekly stock prices for the five years prior to the grant date; and

     (d)  a dividend yield of approximately 1.8% (the current dividend yield).

     The following table sets forth information concerning each exercise of stock options during 2000 by each of the named Executive Officers and the value of unexercised options at December 31, 2000.

                        Aggregate Option Exercises In 2000 And Values At December 31, 2000


                                                                  Number of Securities
                                     Shares                            Underlying               Value of Unexercised
                                   Acquired on                   Unexercised Options at       In-The-Money Options at
                                                   Value         December 31, 2000 (#)         December 31, 2000 ($)

                                    Exercise      Realized
Name                                   (#)          ($)       Exercisable   Unexercisable   Exercisable   Unexercisable
Orin R. Smith................            0            0       3,627,116              0       8,841,384              0

Barry W. Perry...............            0            0         556,522        515,181         965,001      1,057,911

Arthur A. Dornbusch, II......            0            0         321,505        208,791         703,455        436,979

John C. Hess.................            0            0          92,095        111,149         176,448        238,468

Peter B. Martin..............            0            0          34,741         64,134          62,873        141,481

     The following table shows estimated annual pension benefits payable to a covered participant at normal retirement age under our qualified defined benefit pension plan, as well as the non-qualified supplemental pension plan. This non-qualified plan provides benefits that would otherwise be denied participants by reason of certain Internal Revenue Code limitations on qualified plan benefits and provides enhanced benefits for certain named key executives, including the individuals named in the Summary Compensation Table, based on remuneration that is covered under the plans and years of service with Engelhard and its subsidiaries.

                               Pension Plan Table

                                                                 Years of Service
Final Average Pay                  15 Years         20 Years         25 Years        30 Years         35 Years
 $    200,000..............           63,402           87,402          111,402         135,402          135,402
      400,000..............          135,402          183,402          231,402         279,402          279,402
      600,000..............          207,402          279,402          351,402         423,402          423,402
      800,000..............          279,402          375,402          471,402         567,402          567,402
    1,000,000..............          351,402          471,402          591,402         711,402          711,402
    1,200,000..............          423,402          567,402          711,402         855,402          855,402
    1,400,000..............          495,402          663,402          831,402         999,402          999,402
    1,600,000..............          567,402          759,402          951,402       1,143,402        1,143,402
    1,800,000..............          639,402          855,402        1,071,402       1,287,402        1,287,402
    2,000,000..............          711,402          951,402        1,191,402       1,431,402        1,431,402
    2,200,000..............          783,402        1,047,402        1,311,402       1,575,402        1,575,402
    2,400,000..............          855,402        1,143,402        1,431,402       1,719,402        1,719,402
    2,600,000..............          927,402        1,239,402        1,551,402       1,863,402        1,863,402
    2,800,000..............          999,402        1,335,402        1,671,402       2,007,402        2,007,402
    3,000,000..............        1,071,402        1,431,402        1,791,402       2,151,402        2,151,402
    3,200,000..............        1,143,402        1,527,402        1,911,402       2,295,402        2,295,402


                                                                 Years of Service
Final Average Pay                  15 Years         20 Years         25 Years        30 Years         35 Years

    3,400,000..............        1,215,402        1,623,402        2,031,402       2,436,402        2,436,402
    3,600,000..............        1,287,402        1,719,402        2,151,402       2,577,402        2,577,402


     A participant's remuneration covered by our pension plans is his or her average monthly earnings, consisting of base salary and regular cash bonuses, if any (as reported in the Summary Compensation Table), for the highest 60 consecutive calendar months out of the 120 completed calendar months next preceding termination of employment. With respect to each of the individuals named in the Summary Compensation Table under Item 11, credited years of service under the plans as of December 31, 2000 are as follows: Mr. Smith, 29 years; Mr. Perry, 12 years; Mr. Dornbusch, 24 years; Mr. Hess, 16 years; and Mr. Martin, 4 years. Benefits shown are computed as a straight line single life annuity beginning at age 65 and the benefits listed in the Pension Plan Table are not subject to any deduction for Social Security or other offset amounts.

     Mr. Smith retired as Chairman and Chief Executive Officer on December 31, 2000. Pursuant to the terms of Engelhard's stock option plans, all options previously granted to Mr. Smith that were not already exercisable became exercisable on his retirement. Option grants to Mr. Smith prior to 1995 originally provided that such options would expire 90 days after his retirement. On March 2, 2000, the Board of Directors elected to amend those option grants to eliminate that 90 day rule to permit such options to expire at their original expiration dates (i.e., as if Mr. Smith had not retired). In connection with his retirement, Mr. Smith will receive certain benefits, including but not limited to, title to his company car, access to secretarial services for a one year period, medical and dental coverage through December 31, 2005 for himself and his wife and the forgiveness of his obligation to repay Engelhard for a bond posted for membership dues payable to John's Island Club Incorporated. Under a proposed consulting arrangement, Mr. Smith receives $150,000 per annum to provide up to thirty days of consulting services during 2001, and, if neither party terminates the arrangement, during 2002. If Mr. Smith performs more than thirty days of consulting services in either year at Engelhard's request, then Mr. Smith will receive $5,000 per day for each day of services in excess of thirty days for such year.

     Pursuant to our Change in Control Agreements, we will provide severance benefits in the event of a termination of an Executive (as defined), except a termination:

     (1)  because of death,

     (2)  because of "Disability,"

     (3)  by Engelhard for "Cause," or

     (4)  by the Executive other than for "Good Reason,"

within the period beginning on the date of a "Potential Change in Control" (as such terms are defined in the Change In Control Agreement) or "change in control" (as defined below) and ending on the third anniversary of the date on which a "change in control" occurs. The severance benefits include:

     (1) the payment of salary to the Executive through the date of termination of employment together with salary in lieu of vacation accrued;

     (2) an amount equal to a pro-rated incentive pool award under our Incentive Compensation Plan, determined as set forth in the Agreement;

     (3) an amount equal to two times the sum of the highest annual salary and incentive pool award in effect during any of the preceding 36 months, determined as set forth in the Agreement;

     (4) continued coverage under our life, disability, health, dental and other employee welfare benefit plans for up to two years;

     (5) continued participation and benefit accruals under our Supplemental Retirement Program for two years following the date of termination; and

     (6) an amount sufficient, after taxes, to reimburse the Executive for any excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended.

     Each of Messrs. Perry, Dornbusch, Hess and Martin is defined as an Executive.

     For purposes of our Change In Control Agreement, a "change in control" is triggered if one of the following occurs:

     (1) (1) twenty-five percent or more of our outstanding securities entitled to vote in the election of directors shall be beneficially owned, directly or indirectly, by any person or group of persons, other than the groups presently owning the same, or

     (2) a majority of our Board of Directors ceases to consist of the existing membership or successors approved by the existing membership or their similar successors, or

     (3) shareholders approve a reorganization or merger with respect to which the persons who were the beneficial owners of our outstanding voting securities immediately prior thereto do not, following the reorganization or merger, beneficially own more than 60% of the outstanding voting securities of the corporation resulting from the reorganization or merger in substantially the same proportions as their ownership of our voting securities immediately prior thereto, or

     (4)  shareholder approval of either:

          (a)  a complete liquidation or dissolution of Engelhard or

          (b) a sale or other disposition of all or substantially all of the assets of Engelhard, other than to a corporation, with respect to which following such sale or other disposition, more than 60% of Engelhard's outstanding securities entitled to vote generally in the election of directors are thereafter beneficially owned, in substantially the same proportions, by all or substantially all of the individuals and entities who were the beneficial owners of such securities prior to such sale or other disposition.

     Our Key Employees Stock Bonus Plan and our Stock Option Plans, in which all of the Executive Officers participate, provide for the acceleration of vesting of awards granted in the event of an acquisition of a control interest. If vesting of awards under the Key Employees Stock Bonus Plan is accelerated, an additional payment will be made to compensate for the loss of tax deferral. For purposes of the stock option and stock bonus awards granted before March 7, 1996 under these Stock Option Plans and the Key Employees Stock Bonus Plan, an accelerated vesting is triggered if either (1) or (2) in the above definition of "change in control" occurs. For awards made on or after March 7, 1996, a participant under these plans will, subject to such other conditions, if any, as the Committee may impose, receive accelerated vesting of awards granted in the event of a "change in control," as defined above, except that a "change in control" is triggered by twenty percent, rather than twenty-five percent, beneficial ownership of Engelhard's outstanding securities entitled to vote in the election of directors, directly or indirectly, by any person or group of persons, other than the groups presently owning the same.

     Unless a contrary advance election is made, amounts deferred under our Deferred Compensation Plan for Key Employees will be paid in a lump sum upon an "acquisition of a control interest" (defined as described above for purposes of awards made prior to March 7, 1996 under our Key Employees Stock Bonus Plan). If payments are so accelerated, an additional payment will be made in order to compensate for the loss of tax deferral. Under our Directors and Executives Deferred Compensation Plans, which provided for elective deferrals of compensation earned for years from 1986 through 1993, deferred amounts will be paid at the time of an "acquisition of a control interest" if the participant has made an advance election to that effect. In the event distribution of deferred amounts is so accelerated, an additional payment will be made in order to compensate for the loss of tax deferral resulting from the accelerated payment. In addition, certain supplemental retirement benefits under our Supplemental Retirement Program will vest upon a "change in control" (defined as described above in the case of the Change in Control Agreements).

     We have entered into a Supplemental Retirement Trust Agreement in order to assist us in paying benefits under the Supplemental Retirement Program, each of our deferred compensation plans and our Retirement Plan for Directors. We are required to deposit funds in the trust sufficient to fund unpaid benefits under each of such plans at the time of a "change in control" (defined as described above for purposes of the Change in Control Agreements). The assets of the trust will be subject to the claims of our creditors in the event of our bankruptcy or insolvency.

     Our Annual Restricted Cash Incentive Compensation Plan, which is provided to all of the Executive Officers, provides for the acceleration of vesting of awards granted in the event of the occurrence of a change in control. A participant under this plan will, subject to such other conditions, if any, as the Compensation Committee may impose, receive accelerated vesting of awards in the event of a "change in control," as defined above, except that a "change in control" is triggered by twenty percent, rather than twenty-five percent, beneficial ownership of Engelhard's outstanding securities entitled to vote in the election of directors, directly or indirectly, by any person or group of persons, other than the persons presently owning the same.

                                PERFORMANCE GRAPH
                COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*
                   AMONG ENGELHARD CORPORATION, S&P 500 INDEX
                              AND ALL S&P CHEMICALS


                                     [LOGO]


                                                                    December 31,
                                      1995          1996         1997          1998         1999          2000
Engelhard Corporation.........         100.00        89.38         82.75        94.84         93.75       103.60
S&P 500.......................         100.00        122.96       163.98       210.85        255.21       231.98
All S&P Chemicals.............         100.00        118.37       142.83       128.77        153.96       133.95
--------------

* Assumes $100 invested on December 31, 1995 in each referenced group with reinvestment of dividends.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

Who Are the Largest Owners of Engelhard's Common Stock?

     Set forth below is certain information with respect to the only persons known to us who owned beneficially more than five percent of our voting securities as of March 1, 2001.

                                                                                 Amount
                                                                              Beneficially          Percent of
                                                                                 Owned                Class
Wellington Management Company, LLP (1) (4)...........................          17,016,585             13.18%
   75 State Street
   Boston, Massachusetts 02109
Vanguard Windsor Funds-- Vanguard Windsor Fund (2) (4)...............          11,454,200              8.87%
   100 Vanguard Boulevard
   Malvern, Pennsylvania  19355
PRIMECAP Management Company (3)......................................           8,366,050              6.48%
   225 South Lake Avenue #400
   Pasadena, California  91101-3005
Dodge & Cox (5)......................................................           7,572,200              5.87%
   One Sansome Street
   35th Floor
   San Francisco, California  94104
Citigroup Inc. (6)...................................................           6,585,047              5.10%
   399 Park Avenue
   New York, New York 10043
-----------------


(1) As reported by Wellington Management Company, LLP on Schedule 13G filed with the Securities and Exchange Commission on February 13, 2001.

(2) As reported by Vanguard Windsor Funds--Vanguard Windsor Fund on Schedule 13G filed with the Securities and Exchange Commission on February 8, 2001.

(3) As reported by PRIMECAP Management Company on Schedule 13G filed with the Securities and Exchange Commission on March 2, 2001.

(4) Wellington Management Company, LLP reports that, as investment adviser, it shares beneficial ownership with one of its clients, Vanguard Windsor Funds. Consequently, the same shares may be shown as beneficially owned by both Wellington Management Company, LLP and Vanguard Windsor Funds.

(5) As reported by Dodge & Cox on schedule 13G filed with the Securities and Exchange Commission on February 14, 2001.

(6) As reported by Citigroup Inc. and its wholly-owned subsidiary Salomon Smith Barney Holdings Inc. on Schedule 13G filed with the Securities and Exchange Commission on February 20, 2001.

How Much Common Stock Do Engelhard's Directors and Executive Officers Own?

     Set forth in the following table is the beneficial ownership of Common Stock as of March 1, 2001 for all nominees, Directors, each of the Executive Officers listed on the Summary Compensation Table and all Directors and Executive Officers as a group. No Director or Executive officer owns more than 1% of the total outstanding shares (including exercisable options) other than Mr. Smith, who owns 2.1%. All Directors and Executive Officers as a group own approximately 3.7% of the total outstanding shares (including exercisable options).

Name                                                          Shares
----                                                          ------
Marion H. Antonini.....................................      81,430 (1)(3)(4)
Arthur A. Dornbusch, II................................     500,998 (2)
John C. Hess...........................................     136,763 (2)
Peter B. Martin........................................      67,041 (2)
James V. Napier........................................      46,619 (1)(3)(4)
Norma T. Pace..........................................      54,590 (1)(3)(4)
Barry W. Perry.........................................     708,192 (2)
Reuben F. Richards.....................................      55,832 (1)(3)
Henry R. Slack.........................................      11,738 (1)(3)
Orin R. Smith..........................................   2,724,132 (2)(5)
Douglas G. Watson......................................      61,275 (1)(3)(4)
All Directors and Executive Officers as a group........   4,743,135 (2)

-------------

(1) Includes 10,500 shares of Common Stock subject to options granted to Messrs. Antonini, Napier, Richards and Watson and Mrs. Pace and 750 shares of Common Stock subject to options granted to Mr. Slack under our Directors Stock Option Plan, which options may be exercised within 60 days from March 1, 2001.

(2)  Includes 2,715,866, 623,428, 358,734, 111,974, 46,003 and 4,095,218 shares of Common Stock subject to options granted to Messrs. Smith, Perry, Dornbusch, Hess, Martin and all Directors and Executive Officers as a group, respectively, under our Stock Option Plan of 1991 (the "Stock Option Plan") and the Directors Stock Option Plan, which options may be exercised within 60 days from March 1, 2001, and also includes 1,157 shares owned by family members in which persons in the group disclaim any beneficial interest.

(3)  Includes 18,827, 14,290, 20,209, 865, 7,004, and 17,247 non-voting deferred stock units earned by Messrs. Antonini, Napier, Richards, Slack and Watson and Mrs. Pace under the Deferred Stock Plan for Non-Employee Directors. Each deferred stock unit will be converted into a share of Common Stock upon termination of service.

(4) Includes 38,508, 11,306, 15,040 and 18,238 non-voting deferred stock units held by Messrs. Antonini, Napier and Watson and Mrs. Pace under the Deferred Compensation Plan for Directors of Engelhard. Each deferred stock unit will be converted into a share of Common Stock at a future date based on the prior written request of each respective Director as prescribed by the plan.

(5) Certain of Mr. Smith's option grants were amended or were accelerated during 2000. See "Employment Contracts, Termination of Employment and Change in Control Arrangements" under Item 11 for more information.

Item 13.     Certain Relationships and Related Transactions

     Please see "Employment Contracts, Termination of Employment and Change in Control Arrangements" under Item 11 with respect to consulting and other arrangements with Mr. Smith in connection with his retirement.

                                     PART IV


Item 14.     Exhibits, Financial Statement Schedules and          Page
             Reports on Form 8-K



Exhibits

  (24)            Powers of Attorney.*                             --



*Previously filed.










----------

*     Incorporated by reference as indicated.

                                   Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Iselin, New Jersey on the 26th day of September, 2001.

                                               Engelhard Corporation

                                                    Registrant

                                                  /s/ Barry W. Perry
                                              ----------------------------
                                                     Barry W. Perry
                                         (Chairman and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                                 Date
---------                               -----                                 ----
/s/ Barry W. Perry                      Chairman and Chief Executive          September 26, 2001
------------------                      Officer & Director
Barry W. Perry                          (Principal Executive Officer)


/s/ Michael A. Sperduto                 Vice President and Chief Financial    September 26, 2001
-----------------------                 Officer
Michael A. Sperduto                     (Chief Accounting Officer)


*                                       Director                              September 26, 2001
-----------------------
Marion H. Antonini

*                                       Director                              September 26, 2001
-----------------------
James V. Napier

*                                       Director                              September 26, 2001
-----------------------
Norma T. Pace

*                                       Director                              September 26, 2001
-----------------------
Orin R. Smith

*                                       Director                              September 26, 2001
-----------------------
Reuben F. Richards

*                                       Director                              September 26, 2001
-----------------------
Henry R. Slack

*                                       Director                              September 26, 2001
-----------------------
Douglas G. Watson


----------

*     Incorporated by reference as indicated.

* By this signature below, Arthur A. Dornbusch, II has signed this Form 10-K as attorney-in-fact for each person indicated by an asterisk pursuant to duly executed powers of attorney filed with the Securities and Exchange Commission included herein as Exhibit 24.

/s/ Arthur A. Dornbusch, II                              September 26, 2001
---------------------------
Arthur A. Dornbusch, II















----------

*     Incorporated by reference as indicated.