Form 10-Q
period 2001-09-30
ENGELHARD CORP
filed 2001-11-09
CIK 352947

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                  ------------------------------------------------
                                    FORM 10-Q
           (Mark One)

            X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---        OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                       OR
           ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  ------------------------------------------------

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

                            Yes   X       No
                                 ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                      Outstanding at October 31, 2001
---------------------                      -------------------------------
    $1 par value                                      129,796,484

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              ENGELHARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (Thousands, except per share data)
                                   (Unaudited)

                                  Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                               ------------------------  ----------------------
                                   2001        2000         2001        2000
                               -----------  -----------  ----------  ----------
Net sales .................... $1,143,052   $1,396,812   $4,225,945  $4,000,337
Cost of sales ................    974,843    1,230,160    3,718,418   3,457,630
                               -----------  -----------  ----------- ----------

     Gross profit ............    168,209      166,652      507,527     542,707

Selling, administrative and
  other expenses .............     81,355       79,308      256,780     258,807
Special charge ...............          -       24,617        7,100      24,617
                               ----------   ----------   ----------  ----------
     Operating earnings ......     86,854       62,727      243,647     259,283

Equity in earnings of
  affiliates .................      3,520        5,031       23,928      19,428
Gain on sale of investments,
  net ........................          -       24,787            -      18,787
Interest expense, net ........     (9,608)     (15,001)     (36,740)    (47,867)
                               -----------  -----------  ----------- ----------

     Earnings before income
       taxes .................     80,766       77,544      230,835     249,631

Income tax expense ...........     23,018       26,210       65,788      80,417
                               -----------  -----------  ----------- ----------

     Net earnings ............ $   57,748   $   51,334    $ 165,047   $ 169,214
                               ===========  ===========  =========== ==========

Basic earnings per share ..... $     0.44   $     0.41    $    1.27   $    1.34
                               ===========  ===========  =========== ==========

Diluted earnings per share ... $     0.43   $     0.40    $    1.25   $    1.32
                               ===========  ===========  =========== ==========

Cash dividends per share ....  $     0.10   $     0.10    $    0.30   $    0.30
                               ===========  ===========  =========== ==========
Average number of shares
  outstanding - Basic ........    131,011      126,451      130,124     126,281
                               ===========  ===========  =========== ==========
Average number of shares
  outstanding - Diluted ......    133,263      128,368      132,300     127,983
                               ===========  ===========  =========== ==========

       See the Accompanying Notes to the Unaudited Condensed Consolidated
                              Financial Statements

                              ENGELHARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)




                                                   September 30,  December 31,
                                                       2001           2000
                                                   -------------  ------------

Cash .............................................   $   62,218    $   33,534
Receivables, net..................................      408,421       459,753
Committed metal positions ........................      598,302       720,659
Inventories ......................................      406,855       371,767
Other current assets .............................      174,175       155,992
                                                     ----------  ------------
       Total current assets ......................    1,649,971     1,741,705

Investments ......................................      205,796       200,070
Property, plant and equipment, net ...............      796,803       767,687
Intangible assets, net ...........................      292,461       302,843
Other noncurrent assets ..........................      137,654       154,527
                                                     ----------  ------------
       Total assets ..............................   $3,082,685    $3,166,832
                                                     ==========  ============


Short-term borrowings ............................   $  385,302    $  352,042
Current portion of long-term debt ................           73       150,130
Accounts payable .................................      241,891       220,827
Hedged metal obligations .........................      618,660       676,460
Other current liabilities ........................      378,264       427,240
                                                     ----------  ------------
       Total current liabilities .................    1,624,190     1,826,699

Long-term debt ...................................      239,607       248,566
Other noncurrent liabilities .....................      209,259       217,000
Shareholders' equity .............................    1,009,629       874,567
                                                     ----------  ------------
       Total liabilities and
         shareholders' equity ....................   $3,082,685    $3,166,832
                                                     ==========  ============




     See the Accompanying Notes to the Unaudited Condensed Consolidated
                            Financial Statements

                              ENGELHARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                            Nine Months Ended
                                                              September 30,
                                                           --------------------
                                                              2001       2000
                                                           ---------  ---------
Cash flows from operating activities
     Net earnings ........................................ $ 165,047  $ 169,214
     Adjustments to reconcile net earnings to net cash
     provided by operating activities
          Depreciation and depletion .....................    72,254     77,258
          Amortization of intangible assets ..............    10,143      8,404
          Gain on sale of investments, net................         -    (18,787)
          Equity results, net of dividends ...............   (19,770)   (15,064)
          Net change in assets and liabilities
               Metal related .............................   (22,027)   (84,982)
               All other .................................   (18,261)   (20,389)
                                                           ---------- ----------
          Net cash provided by operating
            activities....................................   187,386    115,654
                                                           ---------- ----------
Cash flows from investing activities
     Capital expenditures ................................  (111,344)   (76,060)
     Proceeds from sale of investments ...................     3,400     52,811
     Acquisitions and other investments...................    (3,000)   (40,095)
                                                           ---------- ----------
          Net cash used in investing activities ..........  (110,944)   (63,344)
                                                           ---------- ----------

Cash flows from financing activities
     Increase in short-term borrowings ...................    33,260     19,529
     Increase in hedged metal obligations.................    96,156     33,165
     Repayment of long-term debt .........................  (159,189)  (103,703)
     Purchase of treasury stock ..........................   (69,144)         -
     Stock bonus and option plan transactions ............    91,597      7,641
     Dividends paid ......................................   (39,130)   (25,525)
                                                           ---------- ----------
          Net cash used in financing
            activities....................................   (46,450)   (68,893)

Effect of exchange rate changes on cash ..................    (1,308)    (2,428)
                                                           ---------- ----------
     Net increase/(decrease) in cash......................    28,684    (19,011)
     Cash at beginning of year ...........................    33,534     54,375
                                                           ---------- ----------

          Cash at end of period........................... $  62,218  $  35,364
                                                           ========== ==========


     See the Accompanying Notes to the Unaudited Condensed Consolidated
                             Financial Statements

                              ENGELHARD CORPORATION
                          BUSINESS SEGMENT INFORMATION
                                   (Thousands)
                                   (Unaudited)


                                   Three Months Ended       Nine Months Ended
                                     September 30,            September 30,
                                -----------------------  -----------------------
                                     2001        2000        2001        2000
                                ------------ ----------  -----------  ----------
Net Sales
 Environmental Technologies ..  $  149,247  $  164,621   $  494,484  $  493,190
 Process Technologies ........     131,138     147,739      413,918     393,514
 Appearance and Performance
   Technologies...............     154,766     178,755      485,364     522,140
 Materials Services...........     691,422     897,286    2,802,439   2,565,790
                                ----------- -----------  ----------- -----------
       Reportable segments ...   1,126,573   1,388,401    4,196,205   3,974,634

 All other ...................      16,479       8,411       29,740      25,703
                                ----------- -----------  ----------- -----------
                                $1,143,052  $1,396,812   $4,225,945  $4,000,337
                                =========== ===========  =========== ===========

Operating Earnings
 Environmental Technologies ..  $   35,577  $   35,552   $  114,710  $  101,381
 Process Technologies ........      24,498      19,495       63,509      54,433
 Appearance and Performance
   Technologies...............      11,863      22,182       33,376      63,484
 Materials Services...........      12,229      14,301       46,483      77,634
                                ----------- -----------  ----------- -----------
       Reportable segments ...      84,167      91,530      258,078     296,932

  All other ..................       2,687     (28,803)     (14,431)    (37,649)
                                ----------- -----------  ----------- -----------
                                    86,854      62,727      243,647     259,283

Equity in earnings of
  affiliates .................       3,520       5,031       23,928      19,428
Gain on sale of
  investments, net ...........           -      24,787            -      18,787
Interest expense, net ........      (9,608)    (15,001)     (36,740)    (47,867)
                                ----------- -----------  ----------- -----------
       Earnings before income
         taxes ...............  $   80,766  $   77,544   $  230,835  $  249,631

Income tax expense ...........      23,018      26,210       65,788      80,417
                                ----------- -----------  ----------- -----------
       Net earnings ..........  $   57,748  $   51,334   $  165,047  $  169,214
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

Note 2 - Inventories
--------------------

Inventories consist of the following (in thousands):

                                       September 30, 2001     December 31, 2000
                                       ------------------     -----------------

Raw materials ...........................    $ 98,567             $ 81,063
Work in process .........................      68,816               76,735
Finished goods ..........................     218,234              190,764
Precious metals .........................      21,238               23,205
                                             --------             --------
Total inventories .......................    $406,855             $371,767
                                             ========             ========

     The majority of the Company's physical metal is carried in committed metal positions with the remainder carried in inventory. Precious-metals carried in inventory are stated at LIFO cost. The market value of precious-metal inventories exceeded cost by $98.3 million and $254.1 million at September 30, 2001 and December 31, 2000, respectively. Net earnings include after-tax gains of $3.2 million for the third quarter and nine months ended September 30, 2001 and $2.5 million for the fourth quarter and twelve months ended December 31, 2000 from the sale of inventory accounted for under the LIFO method.

Note 3 - Comprehensive Income
-----------------------------

Comprehensive income is summarized as follows (in thousands):

                                  Three Months Ended     Nine Months Ended
                                    September 30,          September 30,
                                  ------------------    --------------------
                                    2001      2000        2001        2000
                                  --------  -------     --------    --------
Net earnings .................    $57,748   $51,334     $165,047    $169,214
Other comprehensive income/(loss):
   Foreign currency
    translation adjustment         20,193    (4,512)     (37,718)     (5,431)
   Cash flow derivative
    adjustment, net of tax         (2,476)        -       (7,782)          -
                                  -------   -------     --------    --------
Comprehensive income .........    $75,465   $46,822     $119,547    $163,783
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

Note 4 - Earnings Per Share
---------------------------

The following table represents the computation of basic and diluted earnings per share:

                                       Three Months Ended   Nine Months Ended
                                         September 30,        September 30,
                                       ------------------   -----------------
(in thousands, except per share data)    2001      2000       2001      2000
-------------------------------------  --------  --------   --------  --------

Basic EPS Computation
---------------------
Net earnings applicable to common
  shares                               $ 57,748  $ 51,334   $165,047  $169,214
                                       --------  --------   --------  --------
Average number of shares
 outstanding - basic                    131,011   126,451    130,124   126,281
                                       --------  --------   --------  --------
Basic earnings per share               $   0.44  $   0.41   $   1.27  $   1.34
                                       ========  ========   ========  ========

Diluted EPS Computation
-----------------------
Net earnings applicable to common
  shares                               $ 57,748  $ 51,334   $165,047  $169,214
                                       --------  --------   --------  --------
Average number of shares
 outstanding - basic                    131,011   126,451    130,124   126,281
Effect of dilutive stock options
 and other incentives                     2,252       669      2,176       454
Effect of Rabbi Trust                         -     1,248          -     1,248
                                       --------  --------   --------  --------
Average number of shares
 outstanding-diluted                    133,263   128,368    132,300   127,983
                                       --------  --------   --------  --------
Diluted earnings per share             $   0.43  $   0.40   $   1.25  $   1.32
                                       ========  ========   ========  ========

Note 5 - Derivatives and Hedging
---------------------------------

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

     The following derivative instruments impacted the Company's results for the three and nine month periods ended September 30, 2001:

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

     For the three and nine month periods ended September 30, 2001, the Company reported after-tax losses of $0.9 million and after-tax gains of $0.2 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as foreign currency cash flow hedges. It is expected that gains of $0.2 million will be reclassified into earnings within the next twelve months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of forecasted transactions not occurring. As of September 30, 2001, the maximum length of time over which the Company is hedging its exposure to movements in foreign exchange rates for forecasted transactions is three months.

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

Commodity Contracts
-------------------

     The Company enters into contracts as a hedge to protect a portion of its exposure to movements in certain commodity prices. The ultimate maturities of the contracts are timed to coincide with the expected usage of these commodities in the Company's manufacturing operations. For the three and nine month periods ended September 30, 2001, the Company reported after-tax losses of $1.6 million and $8.0 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as commodity hedges. These losses primarily relate to derivatives designated as natural gas cash flow hedges. It is expected that $7.1 million of these losses will be reclassified into earnings within the next twelve months. As of September 30, 2001, the maximum length of time over which the Company is hedging its exposure to movements in commodity prices for forecasted transactions is fifteen months.

Note 6 - Other Matters
----------------------

     In 1998, Management learned that Engelhard and several other companies operating in Japan had been victims of a fraudulent scheme involving base-metal inventory held in third-party warehouses in Japan. The inventory loss was approximately $40 million in 1997 and $20 million in 1998. The Company is vigorously pursuing various recovery actions. These actions include negotiations with the various third parties involved and, in several instances, the commencement of litigation. In the first quarter of 1998, Engelhard recorded a receivable from the insurance carriers and third parties involved for approximately $20 million. This amount represented Management's and counsel's best estimate of the minimum probable recovery from the various insurance policies and other parties involved in the fraudulent scheme. In 2001, the Company recovered $3.7 million reducing the receivable discussed above to $16.3 million. The Company continues to pursue recovery from insurance and other parties.

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

          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
-------   ---------------------------------------------

                              Results of Operations
                              ---------------------

Comparison of the Third Quarter of 2001
with the Third Quarter of 2000
----------------------------------------

     Net earnings increased 12% to $57.7 million in the third quarter of 2001 from $51.3 million for the same period in 2000. Operating earnings for the third quarter of 2001 increased 38% to $86.9 million from $62.7 million in the same period of 2000. Excluding the special charge of $24.6 million reported in the third quarter of 2000 related to the write-down of goodwill and fixed assets of the Company's HexCore business, operating earnings were essentially flat from the year-ago quarter. This charge was reported in the Company's "All Other" segment. Lower operating earnings from two reportable segments -- Appearance and Performance Technologies and Materials Services -- were partially offset by higher operating earnings from Process Technologies. Operating earnings from Environmental Technologies were essentially flat from the year-ago quarter.

     The effective tax rate was 28.5% in the third quarter of 2001 compared with 33.8% for the same period last year. The lower rate was primarily a result of lowering the 2001 annual effective tax rate due to the utilization of foreign tax credits.

     The Company's share of earnings from affiliates was $3.5 million for the third quarter of 2001 compared with $5.0 million for the same period in 2000. Lower equity earnings were primarily from Engelhard-CLAL, a 50% owned precious-metal-fabrication joint venture.

     Net interest expense decreased 36% to $9.6 million in the third quarter of 2001 from $15.0 million in the same period of 2000. Lower net interest expense was primarily due to decreased borrowings and lower short-term interest rates.

     Net sales decreased 18% to $1.1 billion in the third quarter of 2001 from $1.4 billion for the same period in 2000. Lower sales were reported in the Company's four reportable segments. Higher sales were reported in the Company's "All Other" segment primarily from the sale of inventory accounted for under the LIFO method in the third quarter of 2001.

Environmental Technologies
--------------------------

     Operating earnings of $35.6 million for the third quarter of 2001 were essentially flat from the same period of 2000. Net sales for the third quarter of 2001 decreased 9% to $149.2 million from $164.6 million in the same period of 2000. Excluding results of the segment's metal-joining products business sold in the third quarter of 2000 and the silver nitrate business sold in the first quarter of 2001, operating earnings would have increased 5% and net sales would have been flat.

     The majority of this segment's sales and operating earnings are derived from technologies to control pollution from mobile sources, including gasoline and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles. Earnings increased slightly from auto-emission catalysts in spite of a 9% drop in worldwide production of light-duty vehicles. This increase was primarily due to a favorable product and customer mix from advanced technologies for auto-emission catalysts.

     Earnings also increased in the segment's non-automotive markets from higher sales volumes of emission-control systems for gas turbines used in power generation facilities.


Process Technologies
--------------------

     Operating earnings increased 26% to $24.5 million in the third quarter of 2001 from $19.5 million in the same period of 2000. Net sales for the third quarter of 2001 decreased 11% to $131.1 million from $147.7 million in the same period of 2000.

     Earnings from chemical-processing technologies were higher primarily from a favorable product mix, reduced costs from supply-chain management initiatives and productivity improvements and moderate price increases. Sales of chemical-processing technologies decreased due to significantly lower prices of precious and base metals, which are passed through primarily to the Company's European customers.

     Earnings from technologies for the polypropylene market increased primarily from the inclusion of results from an acquisition late in the third quarter of 2000 and continued strong demand for Lynx 1000 polypropylene catalysts.

     Earnings from petroleum refining technologies increased slightly as higher sales volumes and a favorable product mix were partially offset by higher energy and raw material costs.

Appearance and Performance Technologies
---------------------------------------

     Operating earnings decreased 47% to $11.9 million in the third quarter of 2001 from $22.2 million in the same period of 2000. Net sales for the third quarter of 2001 decreased 13% to $154.8 million from $178.8 million in the same period of 2000.

     Earnings from minerals technologies were down primarily due to lower sales volumes in the paper market and higher energy costs.

     Earnings for appearance technologies decreased from lower earnings in all market segments. These decreases were due to lower sales volumes.

Materials Services
------------------

     Operating earnings decreased 14% to $12.2 million in the third quarter of 2001 from $14.3 million in the same period of 2000. Net sales for the third quarter of 2001 decreased 23% to $691.4 million from $897.3 million in the same period of 2000.

     Earnings were down due to significantly lower volumes and prices of platinum group metals. The earnings decrease was partially offset by increased earnings in the recycling (refining) of platinum group metals and the reversal of certain expense accruals that are no longer necessary.

Comparison of the First Nine Months of 2001
with the First Nine Months of 2000
-------------------------------------------

     Net earnings decreased 2% to $165.0 million in the first nine months of 2001 from $169.2 million in the same period of 2000. Operating earnings for the first nine months of 2001 decreased 6% to $243.6 million from $259.3 million in the same period of 2000. Excluding the special charge of $7.1 million reported in the second quarter of 2001 and the special charge of $24.6 million reported in the third quarter of 2000, operating earnings would have decreased 12%. Lower operating earnings from two reportable segments -- Appearance and Performance Technologies and Materials Services -- were partially offset by higher operating earnings from Environmental Technologies and Process Technologies.

     The effective tax rate was 28.5% in the first nine months of 2001 compared with 32.2% for the same period last year. The lower rate was a result of lowering the 2001 annual effective tax rate due to the utilization of foreign tax credits.

     The Company's share of earnings from affiliates was $23.9 million for the first nine months of 2001 compared with $19.4 million for the same period in 2000. Higher equity earnings were primarily from Engelhard-CLAL, a 50% owned precious-metal-fabrication joint venture; Heesung-Engelhard, a 49% Korean-owned environmental catalyst joint venture; and N.E. Chemcat, a publicly traded Japanese Corporation 38.8% owned by Engelhard that is a leading producer of automotive and chemical catalysts.


     Net interest expense decreased 23% to $36.7 million in the first nine months of 2001 from $47.9 million in the same period of 2000. Lower net interest expense was primarily due to decreased borrowings and lower short-term interest rates.

     Net sales increased 6% to $4.2 billion in the first nine months of 2001 from $4.0 billion in the same period in 2000. The Process Technologies and Materials Services segments reported higher sales, which more than offset lower sales from the Appearance and Performance Technologies segment. Sales of the Environmental Technologies segment were essentially flat from the same period of 2000. Higher sales were reported in the Company's "All Other" segment due to the sale of inventory accounted for under the LIFO method in the third quarter of 2001.

Environmental Technologies
--------------------------

     Operating earnings increased 13% to $114.7 million in the first nine months of 2001 from $101.4 million in the same period of 2000. Net sales for the first nine months of 2001 of $494.5 million were essentially flat from the same period of 2000. Excluding results of the segment's metal-joining products business sold in the third quarter of 2000 and the silver nitrate business sold in the first quarter of 2001, net sales and operating earnings would have increased 10% and 20%, respectively.

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

     Earnings also were favorably impacted by strength in the segment's non-automotive markets, primarily from increased volumes of emission-control systems for gas turbines used in power generation facilities.

Process Technologies
--------------------

     Operating earnings increased 17% to $63.5 million in the first nine months of 2001 from $54.4 million in the same period of 2000. Net sales for the first nine months of 2001 increased 5% to $413.9 million from $393.5 million in the same period of 2000.

     Earnings from chemical-processing technologies were higher primarily from reduced costs from supply-chain management initiatives and productivity improvements and moderate price increases. Sales of chemical-processing technologies decreased due to significantly lower prices of precious and base metals in the third quarter of 2001, which are passed through primarily to the Company's European customers.

     Earnings from technologies for the polypropylene market increased primarily from the inclusion of results from an acquisition late in the third quarter of 2000 and continued strong demand for Lynx 1000 polypropylene catalysts.

     Earnings from petroleum refining technologies decreased due to higher energy and raw material costs, partially offset by increased sales volumes of fluid cracking catalysts.

Appearance and Performance Technologies
---------------------------------------

     Operating earnings decreased 47% to $33.4 million in the first nine months of 2001 from $63.5 million in the same period of 2000. Net sales for the first nine months of 2001 decreased 7% to $485.4 million from $522.1 million in the same period of 2000. Excluding the $7.1 million special charge reported in the second quarter of 2001, operating earnings would have decreased 36% from the same period of 2000.

     Earnings in minerals technologies decreased due to lower volumes to the paper market and higher energy costs.

     Earnings in appearance technologies decreased due to lower earnings of color pigments and specialty films. Earnings from effect pigments were up slightly as reduced manufacturing costs and higher cosmetic volumes were partially offset by lower automotive and industrial volumes.

Materials Services
------------------

     Operating earnings decreased 40% to $46.5 million in the first nine months of 2001 from $77.6 million in the same period of 2000. Net sales for the first nine months of 2001 increased 9% to $2.8 billion from $2.6 billion in the same period of 2000.

     Earnings were down compared with unusually strong results in the prior year. This decrease was partially offset by increased earnings in the recycling (refining) of platinum group metals. The sales increase was due to higher platinum-group-metal prices.

                        Financial Condition and Liquidity
                        ---------------------------------

     The Company's current ratio was 1.0 at September 30, 2001 and December 31, 2000. The percentage of total debt to total capitalization decreased to 38% at September 30, 2001 from 46% at December 31, 2000, primarily due to decreased borrowings and increased retained earnings.

     The variance in cash flows from operating activities primarily occurred in the Materials Services segment and reflects changes in metal positions used to facilitate requirements of the Company, its metals customers and suppliers. Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, transactions are hedged on a daily basis. Hedging is accomplished primarily through forward, future and option contracts. However, in closely monitored situations for which exposure levels and transaction size limits have been set by senior management, the Company from time to time holds large unhedged industrial commodity positions that are subject to future market fluctuations. Hedged metal obligations (primarily amounts payable for metal purchased forward as an economic hedge) are considered financing activities and are included in that section of the Company's "Consolidated Statements of Cash Flows." These transactions generally cover Materials Services' sourcing requirements. Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Committed metal positions include significant advances made for the purchase of precious metals that have been delivered to the Company but are as yet unpriced. As of the end of the quarter, the aggregate market value of those metals had fallen below the amounts advanced; however, the Company does not expect any loss on these purchases due to contractual exchanges of metals/cash or future price changes.

     The variance in cash flows from financing activities is primarily related to an increase in stock option plan transactions associated with the exercise of stock options, an increase in the purchase of treasury stock and the repayment of long-term debt in the third quarter of 2001.

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

                          Part II - OTHER INFORMATION
                          ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                 Pages
-------  --------------------------------                                 -----

(a)(10)  Material Contracts

         (a) Amendment to Deferred Compensation Plan for Key
             Employees of Engelhard Corporation,
             effective October 4, 2001.                                   19-20


   (12)  Computation of the Ratio of Earnings to
         Fixed Charges.                                                   21-22

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

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





Date     November 9, 2001                    /s/ Barry W. Perry
        ---------------------            -----------------------------
                                              Barry W. Perry
                                              Chairman and
                                              Chief Executive Officer






Date     November 9, 2001                    /s/ Michael A. Sperduto
       ----------------------            -----------------------------
                                              Michael A. Sperduto
                                              Vice President and
                                              Chief Financial Officer

                                EXHIBIT (10)(a)

            Amendment to Deferred Compensation Plan For Key Employees
                            of Engelhard Corporation
            ---------------------------------------------------------

                       AMENDMENT TO DEFERRED COMPENSATION
                 PLAN FOR KEY EMPLOYEES OF ENGELHARD CORPORATION


     The Deferred Compensation Plan for Key Employees of Engelhard Corporation (the "Plan") is amended as follows, effective October 4, 2001.

     1. The first two sentences of paragraph 2 of the Plan are amended to read in their entirety as follows :

     "Each Eligible Employee shall have the option exercisable by written notice to the Company on or before November 30 of any calendar year to defer payment of
(i) up to thirty percent (30%) of his base salary for the next succeeding calendar year and (ii) all or any portion of any regular or special bonus the amount of which has not been determined as of the date of the deferral election and which is to be paid in the next succeeding calendar year. Notwithstanding the foregoing, in the case of an individual who first becomes an Eligible Employee during a calendar year, such individual shall have the option exercisable by written notice to the Company to defer payment of up to thirty percent (30%) of his base salary for the period during such calendar year beginning on the date specified by the individual in his deferral election (which shall be at least one month after the date on which the deferral election is filed with the Company) and ending on the last day of such calendar year."

                                   EXHIBIT 12


              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
              -----------------------------------------------------


                                               ENGELHARD CORPORATION
                               COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                                               (Dollars in Thousands)
                                                    (Unaudited)

                                     Nine Months Ended
                                       September 30,                               Years Ended December 31,
                                     ------------------   -----------------------------------------------------------------
                                           2001              2000        1999         1998         1997         1996
                                           ----              ----        ----         ----         ----         ----

Earnings from continuing operations
before provision for income taxes       $230,835          $245,687    $284,118      $260,563     $ 85,812     $209,955

Add/(deduct)

   Portion of rents representative
   of the interest factor                  6,600             8,800       7,000         3,500        3,000        3,900

   Interest on indebtedness               36,740            62,649      56,555        58,887       52,776       45,009

   Equity dividends                        4,158             4,363       2,431         2,022        3,803        2,515

   Equity in (earnings) losses
   of affiliates                         (23,928)          (24,187)    (16,266)      (10,077)      47,833        5,008
                                        ---------         ---------   ---------     ---------    --------     ---------

   Earnings, as adjusted                $254,405          $297,312    $333,838      $314,895     $193,224     $266,387
                                        =========         =========   =========     =========    ========     =========

Fixed Charges

   Portion of rents representative
   of the interest factor                $ 6,600          $  8,800    $  7,000      $  3,500     $  3,000     $  3,900

   Interest on indebtedness               36,740            62,649      56,555        58,887       52,776       45,009

   Capitalized interest                    2,250             3,880       2,580         1,897          651          875
                                         --------         ---------   ---------     --------      --------     --------

   Fixed charges                         $45,590          $ 75,329    $ 66,135      $ 64,284     $ 56,427     $ 49,784
                                         ========         =========   =========     ========      ========     ========

Ratio of Earnings to Fixed Charges          5.58(a)           3.95(b)     5.05          4.90         3.42(c)      5.35
                                         ========         =========   =========     ========      ========     ========


(a)  Earnings in 2001 were negatively impacted by pre-tax special and other charges of $7.1 million related to the redeployment of assets between the Company's kaolin-based operations in Middle Georgia and its petroleum refining catalyst facility in Savannah, GA. Excluding this charge, the ratio of earnings to fixed charges would have been 5.74.

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

                                       22