Form 10-K
period 2001-12-31
ENGELHARD CORP
filed 2002-03-21
CIK 352947

                                      2001
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
---                  OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------
                  For the fiscal year ended December 31, 2001
                                       OR
---            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------
                   For the transition period from          to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No | | .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X|.

Number of shares of common stock outstanding as of March 15, 2002 - 129,915,302. Aggregate market value of common stock held by non-affiliates as of March 15,2002 - $3,927,339,579.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed by April 30, 2002.

                                Table of Contents
                               ------------------

Item                                                           Page
----                                                           ----
                                     Part I
1.  Business
    (a) General development of business                          3
    (b) Segment and geographic area data                    3-6, 58-61
    (c) Description of business                             3-6, 58-61

2.  Properties                                                 8-9

3.  Legal Proceedings                                          9-10

4.  Submission of Matters to a Vote of                           10
    Security Holders
                                     Part II

5.  Market for Registrant's                                      11
    Common Equity and Related
    Stockholder Matters

6.  Selected Financial Data                                   12,67

7.  Management's Discussion and                               13-27
    Analysis of Financial Condition
    and Results of Operations

8.  Financial Statements and                                  28-66
    Supplementary Data

9.  Changes in and Disagreements with                          68
    Accountants on Accounting and Financial
    Disclosure
                                    Part III

10. Directors and Executive Officers of                       69-70
    the Registrant

11. Executive Compensation                                     70

12. Security Ownership of Certain                              70
    Beneficial Owners and Management

13. Certain Relationships and Related                          70
    Transactions
                                     Part IV

14. Exhibits, Financial Statement                             71-229
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

     The Company employed approximately 6,540 people as of January 1, 2002 and operates on a worldwide basis with corporate, operating headquarters, principal manufacturing facilities and mineral reserves in the United States and other operations in the Asia-Pacific region, the European Community, the Russian Federation, South Africa and South America.

     The Company's businesses are organized into four reportable segments - Environmental Technologies, Process Technologies, Appearance and Performance Technologies and Materials Services.

     The following information on the Company is included in Note 17, "Business Segment and Geographic Area Data," of the Notes to Consolidated Financial
Statements: net sales to external customers, special and other charges, operating earnings, net interest expense, depreciation, depletion and amortization, equity in earnings of affiliates, total assets, equity investments and capital expenditures.

ENVIRONMENTAL TECHNOLOGIES

     The Environmental Technologies segment markets cost-effective compliance with environmental regulations enabled by sophisticated emission-control technologies and systems.

     Environmental catalysts are used in applications such as the abatement of carbon monoxide, oxides of nitrogen and hydrocarbon emissions from gasoline, diesel and alternate-fueled vehicles. These catalysts also are used to remove odors, fumes and pollutants associated with a variety of process industries; co-generation and gas-turbine power generation; household appliances and lawn and garden power tools.

The Company also participates in the manufacture and supply of automotive emission-control catalysts through equity affiliates serving the Asia-Pacific region: N.E. Chemcat Corporation (Japan) - 38.8%-owned; and Heesung-Engelhard (South Korea) - 49%-owned, both of which also produce other catalysts and products. Equity earnings of N.E. Chemcat are included in the Company's "All Other" segment, whereas equity earnings from Heesung-Engelhard are included in Environmental Technologies.

     The products of the Environmental Technologies segment compete in the marketplace on the basis of value performance and cost. No single competitor is dominant in the markets in which the Company operates.

     The manufacturing operations of the Environmental Technologies segment are carried out in the United States, Germany, India, South Africa, South America, China, Thailand and the United Kingdom with equity investments located in South Korea and the United States. The products are sold principally through the Company's sales organizations or those of its equity investments, supplemented by independent distributors and representatives.

     Principal raw materials used by the Environmental Technologies segment include precious metals, procured by the Materials Services segment, and a variety of minerals and chemicals that are generally readily available.

     As of January 1, 2002, the Environmental Technologies segment had approximately 1,830 employees worldwide.

PROCESS TECHNOLOGIES

     The Process Technologies segment enables customers to make their processes more productive, efficient, environmentally sound and safer through the supply of advanced chemical-process catalysts, additives and sorbents.

     Process Technologies' chemical-production catalysts are used in the manufacture of a variety of products and intermediates made by chemical, petrochemical, pharmaceutical and agricultural-chemical producers. In addition, they are used in the production of polypropylene which is used in a wide range of products, including food packaging, carpets, toys and automobile bumpers. Sorbents are used to purify and decolorize naturally occuring fats and oils for the manufacture of shortenings, margarines and cooking oils. Petroleum catalysts are used by refiners to provide economies in petroleum processing and to meet increasingly stringent fuel-quality requirements. The segment's catalyst products are based on the Company's proprietary technology and often are application-specific.

     In October 2001, the Company acquired the fats and oils catalyst business of Sud Chemie for approximately $13.6 million. This aquisition broadens the Company's catalyst technology offering to oleochemical markets.

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

     As of January 1, 2002, the Process Technologies segment had approximately 1,810 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

APPEARANCE AND PERFORMANCE TECHNOLOGIES

     The Appearance and Performance Technologies segment provides pigments and performance additives that enable its customers to market enhanced image and functionality in their products. This segment serves a broad array of end markets including coatings, plastics, cosmetics, construction and paper. This segment's products help customers improve the look, performance and overall cost of their products. This segment is also the internal supply source of precursors for the Company's advanced chemical-process catalysts.

     The segment's principal products include special-effect pigments, color pigments and dispersions, paper pigments and extenders, specialty performance additives and iridescent and specialty films. The segment's special-effect pigments provide a range of aesthetic effects in coatings, personal care and cosmetics products, packaging, plastics, inks and other applications. Color pigments include a broad range of organic and inorganic products, dispersions and universal colorants that impart color to automotive finishes, coatings, plastics and inks. Paper pigments are used as coating and extender pigments to improve the opacity, brightness, gloss and printability of coated and uncoated papers. Specialty performance additives are used to improve the functionality, appearance and value of liquid and powder coatings, plastics, rubber, adhesives, inks, concrete and cosmetics. Iridescent and specialty films are used to visually enhance a variety of products in such applications as product packaging, labels, glitter, gift wrap and textiles.

     The products of the Appearance and Performance Technologies segment compete on the basis of value performance and cost. No single competitor is dominant in the markets in which the Company competes.

     Appearance and Performance Technologies manufacturing operations are carried out in the United States, South Korea and Finland. Subsidiary sales and distribution centers are located in France, Hong Kong, Japan, Mexico, and The Netherlands. Products are sold through the Company's sales organization supplemented by independent distributors and representatives.

     The principal raw materials used by the Appearance and Performance Technologies segment include naturally occurring minerals such as kaolin, attapulgite and mica, which are mined from mineral reserves owned or leased by the Company, and a variety of other minerals and chemicals which are readily available.

     As of January 1, 2002, the Appearance and Performance Technologies segment had approximately 2,105 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

MATERIALS SERVICES

     The Materials Services segment provides a full array of services to the Company's technology businesses and their customers who rely on certain precious and base metals as raw materials for their products. This is a distribution and materials services business that purchases and sells precious metals, base metals and related products and services. It does so under a variety of pricing and delivery arrangements structured to meet the logistical, financial and price-risk management requirements of the Company, its customers and suppliers. Additionally, it offers related services for precious-metal refining and storage and produces salts and solutions.

     The Materials Services segment is responsible for procuring precious and base metals to meet the requirements of the Company's operations and its customers. Supplies of newly mined platinum group metals are obtained primarily from South Africa and the Russian Federation, and to a lesser extent, from the United States and Canada, the only four regions that are known significant sources. Most of these platinum group metals are obtained pursuant to a number of contractual arrangements with different durations and terms. Gold, silver and base metals are purchased from various sources. In addition, in the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms.

     Offices are located in the United States, Italy, Japan, the Russian Federation, Switzerland and the United Kingdom. As of January 1, 2002, the Materials Services segment had approximately 125 employees worldwide.

MAJOR CUSTOMERS

     For the years ended December 31, 2001, 2000 and 1999, Ford Motor Company, a customer of the Environmental Technologies and Materials Services segments, accounted for more than 10% of the Company's net sales. Sales to this customer included both fabricated products and precious metals and were therefore significantly influenced by fluctuations in precious-metal prices as was the quantity and type of metal purchased. In such cases, market price fluctuations, quantities and types purchased can result in material variations in sales reported, but do not usually have a direct or significant effect on earnings.

RESEARCH AND PATENTS

     The Company currently employs approximately 565 scientists, technicians and auxiliary personnel engaged in research and development in the fields of surface chemistry and materials science. These activities are conducted in the United States and abroad. Research and development expenses were $84.3 million in 2001, $82.8 million in 2000 and $77.9 million in 1999.

     Research facilities include fully staffed instrument analysis laboratories that the Company maintains in order to achieve the high level of precision necessary for its technology businesses and to assist customers in understanding how the Company's products and services add value to their businesses.

     The Company owns, or is licensed under, numerous patents secured over a period of years. It is the policy of the Company to normally apply for patents whenever it develops new products or processes considered to be commercially viable and, in appropriate circumstances, to seek licenses when such products or processes are developed by others. While the Company deems its various patents and licenses to be important to certain aspects of its operations, it does not consider any significant portion or its business as a whole to be materially dependent on patent protection.

ENVIRONMENTAL MATTERS

     With the oversight of environmental agencies, the Company is currently preparing, has under review, or is implementing environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites, including Plainville, Massachusetts and Salt Lake City, Utah. The Company is continuing to investigate contamination at Plainville under a 1993 agreement with the United States Environmental Protection Agency (EPA). In conjunction, the Company is continuing to address decommissioning issues by the Commonwealth of Massachusetts under authority delegated by the Nuclear Regulatory Commission. Investigation of the environmental status at the Salt Lake City site continues under a 1993 agreement with the Utah Solid and Hazardous Waste Control Board.

     In addition, as of December 31, 2001, eleven sites have been identified at which the Company believes liability as a potentially responsible party (PRP) is probable under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund imposes strict, joint and several liability under certain circumstances. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de minimis contributor of hazardous substances at a number of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances or natural resource damages, the Company has settled a number of other cleanup proceedings. The Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

     The accruals for environmental cleanup-related costs recorded in the consolidated balance sheets at December 31, 2001 and 2000 were $23.2 million and $24.7 million, respectively, including $0.6 million for Superfund sites in both years. These amounts represent those costs that the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents approximately 48% of what it believes are the reasonably possible environmental cleanup-related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

     Cash payments for environmental cleanup-related matters were $1.7 million in both 2001 and 2000 and $2.4 million in 1999. The amounts accrued in connection with environmental cleanup-related matters were not significant over this time period.

     For the past three-year period, environmental-related capital projects have averaged less than 10% of the Company's total capital expenditure programs, and the expense of environmental compliance (e.g. environmental testing, permits, consultants and in-house staff) was not material.

     There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup-related matters are projected to be $4.2 million for 2002, which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, management believes that environmental cleanup-related reserves at December 31, 2001 are reasonable and adequate, and environmental matters are not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on the Company's operating results or cash flows.

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

     The Process Technologies segment owns and operates plants in Attapulgus and Savannah, GA; Elyria, OH; Erie, PA; Seneca, SC; Pasadena, TX; Rome, Italy; DeMeern, The Netherlands and Tarragona, Spain.

     The Appearance and Performance Technologies segment owns and operates attapulgite processing plants in Quincy, FL near the area containing its attapulgite reserves, plus a mica mine and processing facilities in Hartwell, GA. In addition, the segment owns and operates five kaolin mines and five milling facilities in Middle Georgia, which serve an 85-mile network of pipelines to three processing plants. It also owns land containing kaolin and leases on a long-term basis kaolin mineral rights to additional acreage. The segment also owns sales and manufacturing facilities in Helsinki, Kotka, and Rauma, Finland and Tokyo, Japan, in addition to owning and operating color, pearlescent pigment and film manufacturing facilities in Sylmar, CA; Louisville, KY; Eastport, ME; Peekskill, NY; Elyria, OH; Charleston, SC and Inchon, South Korea. Management believes the Company's kaolin, attapulgite and mica reserves will be sufficient to meet its needs for the foreseeable future.

     The Materials Services segment's operations are conducted at leased facilities in Iselin and Carteret, NJ; Lincoln Park, MI; Tokyo, Japan; Moscow, Russia; Zug, Switzerland and London, United Kingdom. In addition, the segment's operations are conducted at owned facilities in Seneca, SC and Rome, Italy.

     Management believes that the Company's processing and refining facilities, plants and mills are suitable and have sufficient capacity to meet its normal operating requirements for the foreseeable future.

Item 3.    Legal Proceedings
------     -----------------

     Various lawsuits, claims and proceedings are pending against the Company.

     The Company is one of a number of defendants in numerous proceedings that allege that the plaintiffs were injured from exposure to hazardous substances purportedly supplied by the Company and other defendants. The Company is also subject to a number of environmental contingencies (see Note 19, "Environmental Costs," for further detail) and is a defendant in a number of lawsuits covering a wide range of other matters. In some of these matters, the remedies sought or damages claimed are substantial. While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from management's current expectations, could have a material adverse effect on the Company's operating results or cash flows.

     In 1998, management learned that Engelhard and several other companies operating in Japan had been victims of a fraudulent scheme involving base-metal inventory held in third-party warehouses in Japan. The inventory loss was approximately $40 million in 1997 and $20 million in 1998. The Company is vigorously pursuing recovery, including litigation in several cases. The most significant case, in New Jersey Superior Court, is expected to reach trial in the spring of 2002. In the first quarter of 1998, Engelhard recorded a receivable from the insurance carriers and third parties involved for approximately $20 million. This amount represented management's and counsel's best estimate of the minimum probable recovery from the various insurance policies and other parties involved in the fraudulent scheme. In 2001, the Company recovered $3.7 million, reducing the receivable discussed above to $16.3 million. The Company continues to pursue recovery from insurance and other parties.

     The Company is involved in a value-added tax dispute in Peru. Management believes the Company was targeted by corrupt officials within the former Peruvian government. On December 2, 1999, Engelhard Peru, S.A., a wholly owned subsidiary, was denied refund claims of approximately $28 million. The Peruvian tax authority also determined that Engelhard Peru, S.A. is liable for approximately $63 million in refunds previously paid, fines and interest as of December 31, 1999. Interest and fines continue to accrue at rates established by Peruvian law. Engelhard Peru, S.A. is contesting these determinations vigorously, and management believes, based on consultation with counsel, that Engelhard Peru, S.A. is entitled to all refunds claimed and is not liable for these additional taxes, fines or interest. In late October 2000, a criminal proceeding alleging tax fraud and forgery related to this value-added tax dispute was initiated against two Lima-based officials of Engelhard Peru, S.A. Although Engelhard Peru, S.A. is not a defendant, it may be civilly liable in Peru if its representatives are found responsible for criminal conduct. Accordingly, Engelhard Peru,S.A. is assisting in the vigorous defense of this proceeding. Management believes the maximum economic exposure is limited to the aggregate value of all assets of Engelhard Peru, S.A., including unpaid refunds, which is approximately $30 million.

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------
          Not applicable.

                                     PART II
                                     -------

           Market for Registrant's Common Equity
Item 5.    and Related Stockholder Matters
------     -------------------------------------

     As of March 1, 2002, there were 5,498 holders of record of the Company's common stock, which is traded on the New York Stock Exchange (ticker symbol "EC"), as well as on the London and Swiss stock exchanges.

     The range of market prices and cash dividends for each quarterly period were as follows:
                                         NYSE                     Cash
                                     Market Price               dividends
                                   High         Low             per share
                                 ---------   ---------        --------------
2001
First quarter                    $27.35      $19.31               $0.10
Second quarter                    29.20       24.10                0.10
Third quarter                     27.23       18.20                0.10
Fourth quarter                    28.40       22.27                0.10


2000
First quarter                    $19.19      $12.56               $0.10
Second quarter                    19.00       14.31                0.10
Third quarter                     19.75       15.06                0.10
Fourth quarter                    21.50       16.00                0.10

Item 6.    Selected Financial Data
------     -----------------------

                             Selected Financial Data
                    ($ in millions, except per-share amounts)

OPERATING RESULTS                             2001           2000            1999            1998           1997
-----------------                             ----           ----            ----            ----           ----
Net sales                                  $5,096.9       $5,542.6        $4,488.0        $4,246.6       $3,716.8
Net earnings(1)                               225.6          168.3           197.5           187.1           47.8
Basic earnings per share                       1.73           1.33            1.49            1.30           0.33
Diluted earnings per share                     1.71           1.31            1.47            1.29           0.33
Total assets                                2,995.5        3,166.8         2,920.5         2,866.3        2,586.3
Long-term debt                                237.9          248.6           499.5           497.4          373.6
Shareholders' equity                        1,003.5          874.6           764.4           901.6          785.3
Cash dividends paid per share                  0.40           0.40            0.40            0.40           0.38
Return on average shareholders' equity        24.0%          20.5%           23.7%           22.2%           5.9%


Unless otherwise indicated, all per-share amounts are presented as diluted earnings per share, as calculated under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share."

     (1) Net earnings in 2001 include a gain of $3.4 million ($0.03 per share) on the sale of inventory accounted for under the LIFO method.

     Net earnings in 2000 include the following: fourth-quarter special and other charges of $75.1 million ($0.59 per share) for a variety of events (see Note 5, "Special and Other Charges," for further detail), a third-quarter impairment charge of $16.9 million ($0.13 per share) related to the write-down of goodwill and fixed assets of the
Company's HexCore business unit, net gains of $12.9 million ($0.10 per share) on sales of investments and land, a gain of $2.5 million ($0.02 per share) on the sale of inventory accounted for under the LIFO method and a gain of
$4.4 million ($0.03 per share) related to the reduction of precious metal inventories of Engelhard-CLAL, a precious-metal-fabrication joint venture.

     Net earnings in 1999 include net gains of $6.0 million ($0.04 per share) on sales of investments and land, a gain of $2.2 million ($0.02 per share) on the sale of inventory accounted for under the LIFO method and a gain of $1.3 million ($0.01 per share) related to the reduction of precious metal inventories of Engelhard-CLAL.

     Net earnings in 1998 include a gain of $4.9 million ($0.03 per share) on the sale of inventory accounted for under the LIFO method.

     Net earnings in 1997 include special and other charges of $117.7 million ($0.81 per share) for a variety of events
(including restructuring actions and a loss from the base-metal fraud in Japan). In addition, 1997 results include a gain of $2.0 million ($0.01 per share) on the sale of inventory accounted for under the LIFO method.




          Management's Discussion and Analysis
Item 7.   of Financial Condition and Results of Operations
------    ----------------------------------------------------------

Unless otherwise indicated, all per-share amounts are presented as diluted earnings per share, as calculated under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share."

For a discussion of the Company's critical accounting policies, see page 25.

RESULTS OF OPERATIONS

     Net sales were $5.1 billion in 2001, compared with $5.5 billion in 2000 and $4.5 billion in 1999. Net earnings were $225.6 million ($1.71 per share)in 2001, compared with $168.3 million ($1.31 per share) in 2000 and $197.5 million ($1.47 per share) in 1999.

Net earnings of $168.3 million ($1.31 per share) in 2000 include special and other charges of $92.0 million ($0.72 per share) for a variety of events (see
Note 5, "Special and Other Charges," for further detail) and net gains on asset sales of $12.9 million ($0.10 per share - see "Gain on Sale of Investments and Land, Net" section on page 20 for further detail). Excluding these items, the Company would have reported net earnings of $247.4 million and diluted earnings per share of $1.93 in 2000.

Net earnings of $197.5 million ($1.47 per share) in 1999 include net gains on asset sales of $6.0 million ($0.04 per share - see page 20 for further detail). Excluding these net gains, the Company would have reported net earnings of $191.5 million and diluted earnings per share of $1.43 in 1999.

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

2001 Performance

Sales increased 2% to $646.7 million, and operating earnings increased 22% to $142.4 million. Excluding the impact of special and other charges of $15.4 million in 2000, operating earnings increased 8%.

Discussion (excluding the impact of special and other charges in 2000)

The majority of this segment's sales and operating earnings are derived from technologies to control pollution from mobile sources, including gasoline- and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles. In spite of a 5% decline in production of light-duty vehicles in both North America and Europe, earnings increased primarily from higher volumes of auto-emission catalysts in North America.

Sales and earnings also were favorably impacted by strength in the segment's non-automotive markets, primarily from increased volumes of emission-control systems for gas turbines used in peak-power-generation facilities. These increases were partly offset by the absence of results from the segment's metal-joining products business sold in September 2000 and the segment's silver nitrate business sold in February 2001. Excluding the results of these dispositions, sales and operating earnings would have increased 9% and 14%, respectively.

Outlook

This segment expects growth in sales and operating earnings to continue as emission-control regulations become stricter around the world and address a much broader range of emission sources. Demand from the automotive market is expected to increase in response to the Company's development of several new technologies. Demand also is expected to accelerate from the diesel-bus and truck retrofit market. Programs in these retrofit markets are underway in Paris, London, Hong Kong, the state of California and a number of cities in the United States.

Although autobuilds were down in 2001, this segment was able to achieve favorable earnings growth with the start-up of new technology and a favorable platform mix. With autobuilds forecasted to be down again in 2002, this segment expects some difficult comparisons in the first half of the year.

Sales of advanced catalysts for medium- and heavy-duty diesel trucks are expected to expand beginning in the second half of 2002 as new regulations begin to take effect. Demand also is expected to remain high for technologies related to peak-power generation. This segment continues to reduce its reliance on the automotive market by developing an array of other non-automotive markets and applications, including technologies for motorcycles; small engines, such as lawn and garden power equipment; charbroilers; materials handling, mining and construction; and ozone management.

2000 compared with 1999

Sales increased 9% to $636.7 million, and operating earnings increased 14% to $116.4 million. Excluding the impact of special and other charges of $15.4 million in 2000, operating earnings increased 29%.

Discussion (excluding the impact of special and other charges in 2000)

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

PROCESS TECHNOLOGIES

The Process Technologies segment enables customers to make their processes more productive, efficient, environmentally sound and safer through the supply of advanced chemical-process catalysts, additives and sorbents.

2001 Performance

Sales of $568.2 million in 2001 were essentially unchanged compared with the same period in 2000, and operating earnings increased 16% to $94.3 million. Excluding the impact of special and other charges of $5.5 million in 2000, operating earnings increased 9%.

Discussion (excluding the impact of special and other charges in 2000)

Sales were unchanged compared with 2000 as higher volumes to chemical-production and petroleum-refining markets were offset by significantly lower precious metal prices, which are passed through to chemical-production catalyst customers in Europe. In the United States, manufactured catalysts often incorporate precious metal owned by customers. Excluding the impact of these pass-through metal costs, sales would have increased 8% on higher volumes and prices. The higher volumes were driven by strong demand for Lynx 1000 (trademark) catalyst used in the production of polypropylene and NaphthaMax (trademark), which enables petroleum refiners to increase gasoline yields.

The increase in operating earnings was driven primarily by reduced costs from supply-chain initiatives, productivity improvements, higher volumes, moderate price increases and full-year inclusion of results from the polyolefin catalyst business of Targor GmbH acquired in September 2000. Earnings in 2001 were held back by higher energy and raw material costs.

Outlook

Sales and earnings growth in this segment is expected to come from custom process catalysts, high value-add petroleum refining catalysts (primarily NaphthaMax (trademark) and FlexTec (trademark)), petroleum refining additives, increased market penetration for polypropylene catalysts and a favorable comparison from the full-year inclusion of results of a fats and oils catalyst business acquired from Sud Chemie. Additional growth is expected from continued cost management, productivity improvements and product technology advances. Capacity for a new custom gas-to-liquids catalyst was added in 2001. Overall weakness in the chemical-production market and a relatively flat demand in the petroleum refining market are expected to continue for most of 2002.

2000 compared with 1999

Sales increased 9% to $566.6 million, and operating earnings decreased 1% to $81.0 million. Excluding the impact of special and other charges of $5.5 million in 2000, operating earnings increased 6%.

Discussion (excluding the impact of special and other charges in 2000)

Earnings growth was driven primarily by reduced costs from supply-chain initiatives, productivity improvements, strong demand for Lynx 1000 polypropylene catalysts and inclusion of results from the polyolefin catalyst business of Targor GmbH acquired in September 2000. Earnings in 2000 were partially offset by higher energy and raw material costs as well as an unfavorable foreign currency translation.

APPEARANCE AND PERFORMANCE TECHNOLOGIES

The Appearance and Performance Technologies segment provides pigments and performance additives that enable its customers to market enhanced image and functionality in their products. This segment serves a broad array of end markets including coatings, plastics, cosmetics, construction and paper. This segment's products help customers improve the look, performance and overall cost of their products. This segment is also the internal supply source of precursors for the Company's advanced chemical-process catalysts.

2001 Performance

Sales decreased 7% to $634.4 million, and operating earnings increased 52% to $46.5 million. Excluding the impact of special and other charges of $49.7 million in 2000, operating earnings decreased 42%.

Discussion (excluding the impact of special and other charges in 2000)

Declines in this segment's sales and operating earnings resulted from weak end markets and significantly higher energy costs. Most notable was the paper market, where weak pigment demand and industry overcapacity kept prices at depressed levels. Markets for special-effect materials were mixed as lower volumes for technologies used in automotive finishes were partially offset by higher demand for those utilized in cosmetics.

Outlook

Revenues are expected to increase as recovery from the current economic recession is anticipated to begin gradually after mid-year. Sales and earnings from the paper market are expected to benefit from the impact of industry-wide price increases announced in the fourth quarter of 2001. Revenue growth in 2002 and future years is expected to result from continuing new product development efforts, product-line extensions, market diversification, and a greater focus on higher value markets and customers for kaolin-based technologies.

In 2001, this segment put asset redeployment and productivity programs in place to shift production resources to markets that offer the highest value. As a result, this segment started to see a modest improvement in 2001 and expects to benefit from these actions in 2002. This segment will continue efforts to improve productivity through cost control and process improvements in manufacturing operations, as well as aggressively controlling administrative costs.

2000 compared with 1999

Sales increased 1% to $684.4 million, and operating earnings decreased 65% to $30.5 million. Excluding the impact of special and other charges of $49.7 million in 2000, operating earnings decreased 8%.

Discussion (excluding the impact of special and other charges in 2000)

Earnings declined as the benefits from higher sales and volumes of special-effect pigments, supply-chain management initiatives and productivity improvements were more than offset by the negative impact of declining sales of pigments to the paper market, lower selling prices and significantly higher energy costs.

MATERIALS SERVICES

The Materials Services segment provides a full array of services to the Company's technology businesses and their customers who rely on certain precious and base metals as raw materials for their products. This is a distribution and materials services business that purchases and sells precious metals, base metals and related products and services. It does so under a variety of pricing and delivery arrangements structured to meet the logistical, financial and price-risk management requirements of the Company, its customers and suppliers. Additionally, it offers related services for precious-metal refining and storage and produces salts and solutions.

2001 Performance

Sales decreased 11% to $3.2 billion, and operating earnings decreased 57% to $56.1 million.

Discussion

Sales for this segment include substantially all of the Company's sales of metals to industrial customers of all segments. Sales also include fees invoiced for services rendered (e.g. refining and handling charges). Because of the logistical and hedging nature of much of this business and the significant precious metal values included in both sales and cost of sales, gross margins tend to be low in relation to the Company's other manufacturing businesses as does capital employed. This effect also dampens the gross margin percentages of the Company as a whole, but improves the return on investment.

While most customers for the Company's platinum-group-metals catalysts purchase the metal from Materials Services, some choose to deliver metal from other sources prior to the manufacture of the catalysts. In such cases, precious metal values are not included in sales. The mix of such arrangements and the extent of market price fluctuations can significantly affect the reported level of sales and cost of sales. Consequently, there is no direct correlation between year-to-year changes in reported sales and operating earnings.

Operating earnings and sales were down due to significantly lower platinum-group-metals prices and lower volumes. The decrease in earnings was partially offset by increased earnings in the recycling (refining) of platinum group metals and the reversal of certain expense accruals that are no longer necessary due to the recovery of metal from an unexpected industrial customer bankruptcy and the restructuring of a professional services contract.

Outlook

The results of this segment are likely to approximate the more typical levels produced in 1999, rather than the exceptional results reported in 2000 and the somewhat higher levels of 2001. While a sustainable level of base business is anticipated, the benefits of potential market volatility represent an upside for this segment. Volatility not only increases the spreads on transactions, but also provides opportunities to benefit from strong and prudent physical positions (see the "Commodity Price Risk" section on page 24 for further details).

2000 compared with 1999

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

ACQUISITIONS

Other Party             Business Arrangement          Transaction Date      Business Opportunity
-----------             --------------------          ----------------      --------------------
Sud-Chemie AG           Acquired the fats and          October 2001         Broadens the Company's
(Sud Chemie)            oils catalyst business                              catalyst technology
                        of Sud Chemie for                                   offering to oleochemical
                        $13.6 million                                       markets


Targor GmbH             Acquired the polyolefin        September 2000       Expansion of catalyst
                        catalyst business for                               business
                        $35.1 million


ISP                     Acquired the bismuth           March 1999           Expansion of special-effect
                        product line for                                    pigments for cosmetics
                        $11.5 million


CONSOLIDATED GROSS PROFIT

Gross profit as a percentage of sales was 13.0% in 2001, compared with 13.2% in 2000 and 14.4% in 1999. Excluding the impact of special and other charges of $27.1 million in 2000, gross profit as a percentage of sales was 13.7% in 2000. The decrease in 2001 was primarily driven by lower margins earned in the Materials Services segment. Sales from this segment decreased 11% in 2001 to $3.2 billion and provided a gross profit of 3%, while 2001 sales from all other reportable segments decreased 2% to $1.8 billion and provided a gross profit of 31%. As described earlier, the lower margins on Materials Services sales are driven by the inclusion of the value of precious metals in both sales and cost of sales.

SELLING, ADMINISTRATIVE AND OTHER EXPENSES

Selling, administrative and other expenses were $336.0 million in 2001, compared to $382.3 million in 2000 and $328.2 million in 1999. The decrease in 2001 was primarily due to the impact of special and other charges reported in 2000 and lower compensation costs.

EQUITY EARNINGS

Equity in earnings of affiliates was $29.1 million in 2001, compared with equity earnings of $24.2 million in 2000 and $16.3 million in 1999. The earnings in 2000 reflect special and other charges of $0.8 million related to the write-off of the Company's Dnipro Kaolin 50%-owned joint venture. The increase in 2001 was primarily due to higher equity earnings from Engelhard-CLAL, a 50%-owned precious-metal-fabrication joint venture, primarily on gains related to a change in the mix of platinum group metals used in its operations. Higher equity earnings were also reported in 2001 for Heesung-Engelhard, a 49% -owned environmental catalyst joint venture in Korea. The increase in 2000 was primarily due to higher equity earnings from Engelhard-CLAL and Heesung-Engelhard. The higher Engelhard-CLAL earnings were primarily due to gains related to the reduction of precious metal inventories as the joint venture is in the process of selling off business units.

As of December 31, 2001, the Company's accumulated other comprehensive loss included a foreign currency translation loss of approximately $16.4 million relating to its Engelhard-CLAL joint venture. At this time, in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," the joint venture's assets are held for use and therefore the associated foreign currency translation loss has not been included in the carrying value of the investment when assessing the investment for impairment. Accordingly, at December 31, 2001, the investment is not impaired. The Engelhard-CLAL joint venture is currently in the process of disposing of a portion of its businesses. If the joint venture disposes of the remaining significant businesses, the Company will likely develop and commit to a plan to liquidate or dispose of the joint venture. At such time, the Company will include the foreign currency translation loss as part of the carrying amount of this investment when evaluating the investment for impairment. If and when this happens, it will be likely that the carrying value of the joint venture will exceed the fair value of the investment, thus resulting in the recognition of an impairment loss in current earnings.

As the Engelhard-CLAL joint venture has already disposed of several operations, the Company expects significantly lower results from this venture in 2002.

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

INTEREST

Net interest expense was $44.0 million in 2001, compared with $62.6 million in 2000 and $56.6 million in 1999. Net interest expense in 2001 decreased due to decreased borrowings,lower short-term interest rates and an increase in interest income. Net interest expense in 1999 included a reduction of $7.1 million resulting from the settlement of treasury lock positions that were entered into to hedge anticipated long-term borrowings that never occurred. Excluding this reduction from 1999, net interest expense in 2000 decreased due to decreased borrowings, partially offset by increased interest rates.

The Company capitalized interest of $3.0 million in 2001, $3.9 million in 2000 and $2.6 million in 1999.

Interest income was $3.3 million in 2001, $2.1 million in 2000 and $2.9 million in 1999.

TAXES

The worldwide income tax expense was $79.7 million in 2001, compared with $77.4 million in 2000 and $86.7 million in 1999. The effective income tax rate was 26.1% in 2001, 31.5% in 2000 and 30.5% in 1999.

The decrease in the worldwide effective tax rate in 2001 was primarily due to the recognition of foreign tax credits generated in previous years and the recognition of favorable tax variances from the foreign sales corporation and percentage depletion deductions. The increase in the worldwide effective tax rate in 2000 primarily resulted from the Company's mix of income in jurisdictions with higher tax rates and the mix of income from businesses with fewer tax benefits.

FINANCIAL CONDITION AND LIQUIDITY

The working capital deficit was $7.1 million at December 31, 2001, compared with a deficit of $85.0 million at December 31, 2000. The current ratio was 1.0 in 2001 and 2000. The year-end market value of the Company's precious-metal inventories accounted for under the LIFO method exceeded carrying cost by $111.1 million at December 31, 2001, compared with $254.1 million at December 31, 2000. The decrease in excess value reflects lower market values and the impact of slightly reduced inventory levels (See Note 6, "Inventories," for further detail).

The Company's total debt decreased to $626.9 million at December 31, 2001 from $750.7 million at December 31, 2000. The percentage of total debt to total capitalization decreased to 38% at December 31, 2001 from 46% at December 31, 2000, primarily due to decreased borrowings and increased retained earnings.

The Company currently has a $400-million, five-year committed credit facility that expires in May 2006 and a $400-million, 364-day committed credit facility that expires in May 2002, with a group of major U.S. and overseas banks. Unused, uncommitted lines of credit exceeded $650 million at December
31, 2001.

In July 1998, the Company filed a shelf registration for $300 million of corporate debt. Plans to issue debt under the shelf registration are under consideration by management.

Operating activities provided net cash of $345.8 million in 2001 compared with $180.1 million in 2000 and $349.0 million in 1999. The variance in cash flows from operating activities primarily occurred in the Materials Services segment and reflects changes in metal positions used to facilitate requirements of the Company, its metals customers and suppliers. Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, transactions are hedged on a daily basis (see Note 1, "Summary of Significant Accounting Policies" for further detail). Hedging is accomplished primarily through forward, future and option contracts. However, in closely monitored situations for which exposure levels have been set by senior management, the Company from time to time holds large unhedged industrial commodity positions that are subject to market price fluctuations. Hedged metal obligations (primarily amounts payable for metal purchased forward as an economic hedge) are considered financing activities and are included in that section of the Company's "Consolidated Statements of Cash Flows." Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Cash flows from operating activities in 2001 were also impacted by lower receivables primarily related to decreased prices of platinum group metals and lower sales in the Appearance and Performance Technologies segment.

The cash provided from operations other than the change in metal-related assets and liabilities was $286.1 million in 2001, $295.6 million in 2000 and $266.0 million in 1999.

The variance in cash flows from investing activities is primarily related to changes in capital expenditures, proceeds received from the sale of the Company's metal-joining products business in September 2000, the acquisition of the fats and oils catalyst business of Sud Chemie in October 2001 and the acquisition of the Targor polyolefin catalyst business in September 2000.

The variance in cash flows from financing activities was impacted by the repayment of long-term debt, an increase in stock option plan transactions associated with the exercise of stock options in 2001, an increase in the purchase of treasury stock and increased short-term borrowings in 1999 to fund a major share repurchase.

The following table represents the Company's contractual obligations as of December 31, 2001:

                                                                        PAYMENTS DUE BY PERIOD
                                                          Less than                                      After
CONTRACTUAL OBLIGATIONS                      Total         1 year       2-3 years      4-5 years        5 years
----------------------                       -----        ---------     ---------      ---------        -------
(in millions)
Short-term borrowings                      $  389.0       $  389.0       $     -        $     -         $    -
Accounts payable                              252.3          252.3             -              -              -
Hedged metal obligations                      517.7          517.7             -              -              -
Long-term debt                                237.9            0.1           0.4          118.7          118.7
Operating leases                              208.5           33.3          58.4           33.9           82.9
                                           -------------------------------------------------------------------
Total Contractual Obligations              $1,605.4       $1,192.4       $  58.8        $ 152.6         $201.6
                                           ===================================================================


At December 31, 2001, the Company did not have any guarantees with any unconsolidated subsidiary obligations.

The Company has consistently derived considerable cash flow from operations, which has been used, along with both short-and long-term debt, to pay for capital expenditures, acquisitions, dividends and other corporate requirements. The continuation of these levels of cash flow is expected but is subject to the risk factors listed elsewhere in this report (particularly in the Forward-Looking Statements section on page 27). In addition, the Company has always maintained investment-grade credit ratings that it considers important for cost-effective and ready access to the credit markets. Management fully expects to be able to obtain future funding from both short-and long-term debt for cash requirements in excess of those from operations. In the event that any of these sources prove to be below expectations, the Company has access to committed lines of credit aggregating $800 million as of December 31, 2001. Management intends to renew $400 million of this committed line of credit that expires in May 2002.

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

Interest rate risk

The Company uses a sensitivity analysis to assess the market risk of its debt-related financial instruments and derivatives. Market risk is defined here as the potential change in the fair value of debt resulting from an adverse movement in interest rates. The fair value of the Company's total debt was $624.8 million at December 31, 2001 and $739.9 million at December 31, 2000 based on average market quotations of price and yields provided by investment banks. A 100 basis-point increase in interest rates could result in a reduction in the fair value of total debt of $17.7 million at December 31, 2001 compared with $17.3 million at December 31, 2000.

The Company also uses interest rate derivatives to help achieve its fixed and floating rate debt objectives. In 2001, the Company entered into two interest rate swap agreements with a total notional value of $100 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in August 2006, the maturity date of the corresponding debt issuance.

Foreign currency exchange rate risk

The Company uses a variety of strategies, including foreign currency forward contracts, to minimize or eliminate foreign currency exchange rate risk associated with substantially all of its foreign currency transactions, including metal-related transactions denominated in other than U.S. dollars.

The Company uses a sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined here as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. A 10% adverse movement in foreign currency rates could result in a net loss of $8.6 million at December 31, 2001 compared with $23.6 million at December 31, 2000 on the Company's foreign currency forward contracts. However, since the Company limits the use of foreign currency derivatives to the hedging of contractual foreign currency payables and receivables, this loss in fair value for those instruments generally would be offset by a gain in the value of the underlying payable or receivable.

A 10% adverse movement in foreign currency rates could result in an unrealized loss of $48.6 million at December 31, 2001 compared with $46.8 million at December 31, 2000 on the Company's net investment in foreign subsidiaries and affiliates. However, since the Company views these investments as long term, the Company would not expect such a loss to be realized in the near term.

Commodity price risk

In closely monitored situations, for which exposure levels and transaction size limits have been set by senior management, the Company from time to time holds large, unhedged industrial commodity positions that are subject to market price fluctuations. Such positions may include varying levels of derivative commodity instruments. All unhedged industrial commodity transactions are monitored and marked-to-market daily. All other industrial commodity transactions are hedged on a daily basis, using forward, future, option or swap contracts to substantially eliminate the exposure to price risk.

The Company performed a "value-at-risk" analysis on all of its commodity assets and liabilities. The "value-at-risk" calculation is a statistical model that uses historical price and volatility data to predict market risk on a one-day interval with a 95% confidence level. While the "value-at-risk" models are relatively sophisticated, the quantitative information generated is limited by the historical information used in the calculation. For example, the volatility in the platinum and palladium markets in 2001 and 2000 was greater than historical norms. Therefore, the Company uses this model only as a supplement to other risk management tools and not as a substitute for the experience and judgment of senior management and dealers who have extensive knowledge of the markets and adjust positions and revise strategies as the markets change. Based on the "value-at-risk" analysis in the context of a 95% confidence level, the maximum potential one-day loss in fair value was approximately $3.4 million as of December 31, 2001 compared with $4.8 million as of December 31, 2000.

CAPITAL EXPENDITURES, COMMITMENTS AND CONTINGENCIES

Capital projects are designed to maintain capacity, expand operations, improve efficiency or protect the environment. Capital expenditures amounted to $168.9 million in 2001, $136.6 million in 2000 and $102.0 million in 1999. Capital expenditures in 2002 are expected to be approximately $140.0 million. For information about commitments and contingencies, see Note 19, "Environmental Costs" and Note 20, "Litigation and Contingencies."

DIVIDENDS AND CAPITAL STOCK

The annualized common stock dividend rate at the end of 2001, 2000 and 1999 was $0.40 per share.

JAPAN FRAUD UPDATE/PERU UPDATE

See Note 20, "Litigation and Contingencies," for a discussion of Japan and Peru.

SPECIAL AND OTHER CHARGES

See Note 5, "Special and Other Charges," for a discussion of the Company's special and other charges.


OTHER MATTERS

See Note 1, "Summary of Significant Accounting Policies," for a discussion of new accounting pronouncements.

CRITICAL ACCOUNTING POLICIES

Certain key policies are explained below to assist in understanding the Company's consolidated financial statements. More detailed explanations may be found elsewhere in the MD&A section and in the Company's Summary of Significant Accounting Policies note on pages 32-37.

Sales

Over half of consolidated net sales represent the sale of platinum group metals to industrial customers who buy the metals from Materials Services in connection with products manufactured by the Environmental and Process Technologies segments. Accordingly, almost all of these sales are reported in the Materials Services segment, with a limited amount included in Environmental and Process Technologies' reported sales. Because metal price levels may vary widely, there is no consistent relationship between consolidated sales and gross profit.

Because the timing of the purchase of spot metals often does not coincide with the timing of the subsequent sales to industrial users, Materials Services needs to hedge price risk, usually by selling forward (i.e., for future delivery) to investment-grade trading entities, industrial companies or on futures exchanges. If a surplus of physical metal develops, Materials Services may also sell spot and buy forward to balance the risk position. Other than hedges entered into with industrial customers, sales related to these hedging transactions are not included in reported sales, as they are not meaningful in an industrial context.

Customers of the Environmental and Process Technologies segments who purchase products that improve efficiency and yields are often unable to precisely predict the dates that catalysts will be required. Accordingly, they may request that product that has already been ordered, manufactured and prepared for shipment at the agreed upon date be temporarily held by the Company until that customer's manufacturing facility is prepared to accept the new charge of catalyst. In cases where the customer requests the Company to hold the goods, agrees to be invoiced and to pay the invoices on normal terms as well as to accept title to the goods, the Company will recognize the sale prior to shipment. Great care is exercised to make sure that these sales are only recognized in accordance with the applicable revenue recognition guidance.

Mark-to-market

Materials Services procures physical metal from third parties for resale and enters into forward contracts and other relatively straight-forward hedging derivatives which are recorded as either assets or liabilities at their fair value. By acting in its capacity as a distributor and materials service provider to the Company's technology businesses and their customers, Materials Services takes on the attributes of a trading company. Both spot metal and derivative instruments used in hedging (i.e., forwards, futures, swaps and options) are stated at fair value. The Company manages the risk inherent in its metal positions using a valuation methodology that is based on spot metal prices and the fact that on a long-term basis there will exist a rational relationship between forward/future prices of each metal and their respective spot market prices. This same methodology is used for determining the fair value of physical and open contractual positions for financial reporting purposes. For platinum, palladium, gold and silver, the Company utilizes daily settlement prices that are published by Reuters. There are no so-called "terminal" markets for rhodium, ruthenium and iridium, so the Company's own published Industrial Bullion (EIB) prices are used. However, these are compared to other reference prices published in Metals Week, an independent trade journal. Values for base metals come from the closing prices of the LME (London Metals Exchange).

In closely monitored situations, for which exposure levels and transaction size limits have been set by senior management, the Company holds unhedged metal positions that are subject to future market fluctuations. Such positions may include varying levels of derivative instruments. At times, these positions can be significant. All unhedged metal transactions are monitored and marked-to-market daily. The portion of this metal that has not been hedged is therefore subject to price risk and is disclosed in Note 9.

The fair values of Materials Services' various spot and derivative positions are included in Committed Metal Positions on the asset side of the Consolidated Balance Sheet and Hedged Metal Obligations on the liability side. The credit (performance) risk associated with the fair value of derivatives in a gain position is greatly mitigated through the selection of investment-grade counterparties.

Precious metal inventories

Most of the platinum group metals used by Environmental and Process Technologies to manufacture products are provided in advance by the customers. The customers normally purchase these metals from Materials Services, but they may also be shipped in from other sources.

Certain quantities of precious metals are carried at historical cost using the LIFO method, which provides a better matching of current costs with current revenues. Because most of the metal was acquired some time ago, the market value of this metal, while fluctuating from year to year, has generally been substantially above cost. While this excess of market over cost is useful in evaluating the consolidated balance sheet from a credit perspective, the annual changes are not reflected in the income statement. To the extent that periodic liquidations of LIFO layers produce book profits, those amounts are separately disclosed and not included in the operating earnings of the technology segments.

Kaolin mining operations

In order to provide kaolin-based products to the Company's customers and the Process Technologies segment, the Company engages in kaolin mining operations that are integrated into the manufacturing processes. The Company owns and leases land containing kaolin deposits on a long-term basis. The Company does not own any mining reserves or conduct any mining operations with respect to platinum, palladium or other metals. The kaolin mining process includes exploration, topsoil and overburden removal, extraction of kaolin and the subsequent reclamation of mined areas. In order to match the costs of the mining process with revenues associated with kaolin-based products, the mining process costs are expensed by the Company over the life of estimated mineable reserves.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to the future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as "anticipate," "believe," "could," "estimate," "expect," "intend," "may," "plan," "predict," "project," "will" and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties that may cause the Company's actual future activities and results of operations to be materially different from those suggested or described in this document.

These risks include: competitive pricing or product development activities; the Company's ability to achieve and execute internal business plans; global economic trends; worldwide political instability and economic growth; markets, alliances and geographic expansions developing differently than anticipated; fluctuations in the supply and prices of precious and base metals; government legislation and/or regulation (particularly on environmental issues); technology, manufacturing and legal issues; and the impact of any economic downturns and inflation. Investors are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of their dates. The Company disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                              ENGELHARD CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS




Year ended December 31 (in thousands, except per-share amounts)           2001             2000              1999
                                                                     -----------      -----------       ------------

Net sales                                                            $ 5,096,926      $ 5,542,648       $ 4,488,007
Cost of sales                                                          4,433,709        4,812,450         3,843,950
                                                                     -----------      -----------       ------------
   Gross profit                                                          663,217          730,198           644,057
Selling, administrative and other expenses                               335,994          382,287           328,242
Special charge                                                             7,100           82,548                 -
                                                                     -----------      -----------       ------------
   Operating earnings                                                    320,123          265,363           315,815
Equity in earnings of affiliates                                          29,095           24,187            16,266
Gain on sale of investments and land, net                                      -           18,786             8,592
Interest expense, net                                                    (43,994)         (62,649)          (56,555)
                                                                     -----------      -----------       ------------
     Earnings before income taxes                                        305,224          245,687           284,118
Income tax expense                                                        79,663           77,391            86,656
                                                                     -----------      -----------       -----------
     Net earnings                                                    $   225,561      $   168,296       $   197,462
                                                                     ===========      ===========       ============
       Basic earnings per share                                      $      1.73      $      1.33       $      1.49
       Diluted earnings per share                                    $      1.71      $      1.31       $      1.47
                                                                     ===========      ===========       ============
Average number of shares outstanding - basic                             130,018          126,351           132,432
                                                                     ===========      ===========       ============
Average number of shares outstanding - diluted                           132,155          128,141           134,590
                                                                     ===========      ===========       ============





          See accompanying Notes to Consolidated Financial Statements.

                              ENGELHARD CORPORATION
                           CONSOLIDATED BALANCE SHEETS


December 31 (in thousands)                               2001            2000
--------------------------                          ---------------------------
Assets
   Cash                                             $   33,034      $   33,534
   Receivables, net of allowances of
     $5,219 and $6,534, respectively                   347,656         459,753
   Committed metal positions                           569,109         720,659
   Inventories                                         401,647         371,767
   Other current assets                                142,301         155,992
                                                    ---------------------------
     Total current assets                            1,493,747       1,741,705
   Investments                                         213,467         200,070
   Property, plant and equipment, net                  822,520         767,687
   Intangible assets, net                              301,609         302,843
   Other noncurrent assets                             164,206         154,527
                                                    ---------------------------
     Total assets                                   $2,995,549      $3,166,832
                                                    ===========================

Liabilities and Shareholders' Equity
   Short-term borrowings                            $  388,978      $  352,042
   Current portion of long-term debt                        73         150,130
   Accounts payable                                    252,319         220,827
   Hedged metal obligations                            517,681         676,460
   Other current liabilities                           341,749         427,240
                                                    ---------------------------
     Total current liabilities                       1,500,800       1,826,699
   Long-term debt                                      237,853         248,566
   Other noncurrent liabilities                        253,390         217,000
                                                    ---------------------------
     Total liabilities                               1,992,043       2,292,265
                                                    ---------------------------

Shareholders' equity:
   Preferred stock, no par value, 5,000 shares
     authorized and unissued                                 -               -
   Common stock, $1 par value, 350,000 shares
     authorized and 147,295 shares issued              147,295         147,295
   Retained earnings                                 1,324,099       1,122,377
   Treasury stock, at cost, 18,220 and 20,662
     shares, respectively                             (335,879)       (344,036)
   Accumulated other comprehensive loss               (132,009)        (51,069)
                                                    ---------------------------
     Total shareholders' equity                      1,003,506         874,567
                                                    ---------------------------
     Total liabilities and shareholders' equity     $2,995,549      $3,166,832
                                                    ===========================


          See accompanying Notes to Consolidated Financial Statements.

                              ENGELHARD CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended December 31 (in thousands)                                      2001             2000            1999
                                                                        -----------------------------------------------
Cash flows from operating activities
   Net earnings                                                         $225,561         $168,296        $197,462
   Adjustments to reconcile net earnings to
     net cash provided by operating activities
       Depreciation and depletion                                         94,996          103,326          98,328
       Amortization of intangible assets                                  13,521           13,733          13,296
       Gain on sale of investments and land, net                               -          (18,786)         (8,592)
       Equity results, net of dividends                                  (24,937)         (19,823)        (13,835)
       Net change in assets and liabilities
         Metal related                                                    59,734         (115,569)         83,033
         All other                                                       (23,082)          48,878         (20,685)
                                                                        -----------------------------------------------
         Net cash provided by operating activities                       345,793          180,055         349,007
                                                                        -----------------------------------------------
Cash flows from investing activities
   Capital expenditures                                                 (168,882)        (136,579)       (101,957)
   Proceeds from sale of investments and land                              3,400           52,811          12,764
   Acquisitions and other investments                                    (16,559)         (40,095)         (3,142)
   Other                                                                       -              838             368
                                                                        -----------------------------------------------
         Net cash used in investing activities                          (182,041)        (123,025)        (91,967)
                                                                        -----------------------------------------------
Cash flows from financing activities
   Increase in short-term borrowings                                      36,936               77         102,825
   Increase/(decrease) in hedged metal obligations                        11,333           69,188         (79,525)
   Proceeds from issuance of long-term debt                                    -                -         100,773
   Repayment of long-term debt                                          (159,308)        (104,132)         (4,500)
   Purchase of treasury stock                                           (101,154)             (71)       (298,032)
   Stock option plan transactions                                        101,175           11,400           7,455
   Dividends paid                                                        (52,267)         (51,002)        (52,658)
                                                                        -----------------------------------------------
         Net cash used in financing activities                          (163,285)         (74,540)       (223,662)
Effect of exchange rate changes on cash                                     (967)          (3,331)         (1,342)
                                                                        -----------------------------------------------
         Net (decrease)/increase in cash                                    (500)         (20,841)         32,036
         Cash at beginning of year                                        33,534           54,375          22,339
                                                                        -----------------------------------------------
         Cash at end of year                                            $ 33,034         $ 33,534        $ 54,375
                                                                        ===============================================

          See accompanying Notes to Consolidated Financial Statements.

                              ENGELHARD CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                              Accumulated
                                                                                                 other         Total
                                            Common     Retained   Treasury   Comprehensive   comprehensive  shareholders'
(in thousands, except per-share amounts)     stock     earnings     stock    income/(loss)   income/(loss)     equity
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998               $147,295    $853,249   $(65,013)                    $(33,974)      $901,557
Comprehensive income/(loss):
  Net earnings                                          197,462                $197,462                        197,462
                                                                                -------
  Other comprehensive income/(loss):
     Foreign currency translation adjustments                                       (18)
     Minimum pension liability adjustment                                         2,896
                                                                                -------
  Other comprehensive income                                                      2,878           2,878          2,878
                                                                                -------
Comprehensive income                                                            200,340
                                                                                =======
Dividends ($0.40 per share)                             (52,658)                                               (52,658)
Treasury stock acquired                                           (298,032)                                   (298,032)
Stock bonus and option plan transactions                  2,420     10,763                                      13,183
                                           ----------------------------------------------------------------------------
Balance at December 31, 1999                147,295   1,000,473   (352,282)                     (31,096)       764,390
Comprehensive income/(loss):
  Net earnings                                          168,296                 168,296                        168,296
                                                                                -------
  Other comprehensive income/(loss):
     Foreign currency translation adjustments                                   (20 993)
     Minimum pension liability adjustment                                         1,020
                                                                                -------
  Other comprehensive loss                                                      (19,973)        (19,973)       (19,973)
                                                                                -------
Comprehensive income                                                            148,323
                                                                                =======
Dividends ($0.40 per share)                             (51,002)                                               (51,002)
Treasury stock acquired                                                 (71)                                       (71)
Stock bonus and option plan transactions                  4,610       8,317                                     12,927
                                           ----------------------------------------------------------------------------
Balance at December 31, 2000                147,295   1,122,377    (344,036)                    (51,069)       874,567
Comprehensive income/(loss):
  Net earnings                                          225,561                 225,561                        225,561
                                                                                -------
  Other comprehensive loss:
     Cash flow derivative adjustments, net of tax                                (4,550)
     Foreign currency translation adjustments                                   (51,035)
     Minimum pension liability adjustment, net of tax                           (25,355)
                                                                                -------
  Other comprehensive loss                                                      (80,940)        (80,940)       (80,940)
                                                                                -------
Comprehensive income                                                           $144,621
                                                                                =======
Dividends ($0.40 per share)                             (52,267)                                               (52,267)
Treasury stock acquired                                            (101,154)                                  (101,154)
Stock bonus and option plan transactions                 28,428     109,311                                    137,739
                                           ----------------------------------------------------------------------------
Balance at December 31, 2001               $147,295  $1,324,099   $(335,879)                  $(132,009)    $1,003,506
                                           ============================================================================

          See accompanying Notes to Consolidated Financial Statements.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Engelhard Corporation and its subsidiaries (collectively referred to as Engelhard or the Company). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform with the current-year presentation.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could, but are not expected to, differ from those estimates.

CASH AND CASH EQUIVALENTS
Cash equivalents include all investments purchased with an original maturity of three months or less.

INVENTORIES
Inventories are stated at the lower of cost or market. The elements of cost include direct labor and materials, variable overhead and fixed manufacturing overhead. The cost of owned precious metals included in inventory is determined using the last-in, first-out (LIFO) method of inventory valuation. The majority of the Company's physical metal is carried in committed metal positions with the remainder carried in inventory. The cost of other inventories is principally determined using either the average cost or the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are stated at cost. Depreciation of buildings and equipment is provided primarily on a straight-line basis over the estimated useful lives of the assets. Buildings and building improvements are depreciated over 20 years, while machinery and equipment is depreciated based on lives varying from 3 to 10 years. Depletion of mineral deposits and deferred mine development costs is provided under the units-of-production method. When assets are sold or retired, the cost and related accumulated depreciation is removed from the accounts, and any gain or loss is included in earnings. The Company continually evaluates the reasonableness of the carrying value of its fixed assets. If it becomes probable that expected future undiscounted cash flows associated with these assets are less than their carrying value, the assets are written down to their fair value.

INTANGIBLE ASSETS
Identifiable intangible assets, such as patents and trademarks, are amortized using the straight-line method over their estimated useful lives. Goodwill is amortized over periods up to 40 years using the straight-line method. The Company recorded amortization expense of $13.5 million in 2001, $13.7 million in 2000 and $13.3 million in 1999. Accumulated amortization amounted to $73.9 million and $60.4 million at December 31, 2001 and 2000, respectively. Included in intangible assets is net goodwill that amounted to $253.6 million and $248.4 million at December 31, 2001 and 2000, respectively. The Company continually evaluates the reasonableness of the carrying value of its intangible assets. Under prevailing accounting standards effective through December 31, 2001, if it becomes probable that expected future undiscounted cash flows associated with amortizable intangible assets are less than their carrying value, the assets are written down to their fair value.

The Company has adopted Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." See discussion of these standards under "New Accounting Pronouncements" on page 36.

In 2000, the Company wrote off goodwill of $30.4 million as follows: in the first quarter, the Company wrote off $6.0 million of goodwill associated with the divestiture of its International Dioxide, Inc. (IDI) business unit; in the third quarter, the Company wrote off $21.9 million of goodwill related to the impairment of its HexCore business unit; and in the fourth quarter, the Company wrote off $2.5 million of goodwill as part of its fourth-quarter special charge related to the impairment of its colors business.

COMMITTED METAL POSITIONS AND HEDGED METAL OBLIGATIONS

Committed metal positions reflect the fair value of the long spot metal positions (other than LIFO inventory) held by the Company plus the fair value of contracts undertaken to economically hedge price exposures. Because most of the spot metal has been hedged through forward/future sales or other derivative arrangements (e.g., swaps), it is referred to as being "committed," although the physical metal can be used by the Company until such time as the sales are settled. The portion of this metal that has not been hedged and, therefore, is subject to price risk is discussed below and disclosed in Note 9, "Committed Metal Positions and Hedged Metal Obligations."

The bulk of hedged metal obligations represents spot short positions. As these positions generate cash, their cash effect is included in the financing activities section of the Company's "Consolidated Statements of Cash Flows." Other than in the closely monitored situations noted below, these positions are hedged with forward purchases. In addition, the aggregate fair value of derivatives in a loss position are reported in hedged metal obligations (derivatives in a gain position are included in committed metal positions).

For the purpose of determining whether the Company is in a net spot long or short position with respect to a metal, purchased quantities received for which the Company is not exposed to market price risk (because of provisional rather than final pricing) are considered a component of its spot positions.

To the extent metal prices increase subsequent to a spot purchase that has been hedged, the Company will recognize a gain as a result of marking the spot metal to market while at the same time recognizing a loss related to the fair value of the derivative instrument. As noted above, the aggregate fair value of derivatives in a loss position is classified as part of hedged metal obligations at the balance sheet date because the Company has incurred a liability to the counterparty. Should the reverse occur and metal prices decrease, the resultant gain on the derivative will be offset against the spot loss within committed metal positions.

Both spot metal and derivative instruments used in hedging (i.e., forwards, futures, swaps and options) are stated at fair value. The Company manages the risk inherent in its metal positions using a valuation methodology that is based on spot metal prices and the fact that on a long-term basis there will exist a rational relationship between forward/future prices of each metal and their respective spot market prices. This same methodology is used for determining the fair value of physical and open contractual positions for financial reporting purposes. The methodology employed is stable and has not changed, either as to calculation mechanics or critical assumptions for all periods presented. If listed market prices are not available or if liquidating the Company's positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations and price quotations in different markets, including markets located in different geographic areas. Any change in value, whether realized or unrealized, is recognized in gross profit in the period of the change.

In closely monitored situations, for which exposure levels and transaction size limits have been set by senior management, the Company holds unhedged metal positions that are subject to future market fluctuations. Such positions may include varying levels of derivative instruments. At times, these positions can be significant. All unhedged metal transactions are monitored and marked-to-market daily. The metal that has not been hedged is therefore subject to price risk and is disclosed in Note 9, "Committed Metal Positions and Hedged Metal Obligations."

ENVIRONMENTAL COSTS
In the ordinary course of business, like most other industrial companies, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations and has made provisions for the estimated financial impact of environmental cleanup-related costs. The Company's policy is to accrue for environmental cleanup-related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. Environmental cleanup costs are deemed probable when litigation has commenced or a claim or an assessment has been asserted, or, based on available information, commencement of litigation or assertion of a claim or an assessment is probable, and, based on available information, it is probable that the outcome of such litigation, claim or assessment will be unfavorable. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain matters, the Company expects to share costs with other parties. The Company does not include anticipated recoveries from insurance carriers or other third parties in its accruals for environmental liabilities.

REVENUE RECOGNITION
Revenues are recognized on sales of product at the time the goods are shipped or when risks of ownership have passed to the customer. In limited situations, revenue is recognized on a bill-and-hold basis as title passes to the customer before shipment of goods. These bill-and-hold sales meet the criteria of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," for revenue recognition. Sales recognized on a bill-and-hold basis were approximately $28.9 million as of December 31, 2001, $24.2 million as of December 31, 2000 and $18.9 million as of December 31, 1999. With regard to the balance classified as bill-and-hold sales, the Company has collected $19.9 million of the outstanding balance as of December 31, 2001.

In accordance with EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," adopted by the Company in the fourth quarter of 2000, the Company reports amounts billed to customers for shipping and handling fees as sales in the Company's "Consolidated Statements of Earnings." Costs incurred by the Company for shipping and handling fees are reported as cost of sales.

SALES AND COST OF SALES
Some of the Company's businesses use precious metals in their manufacturing processes. Precious metals are included in sales and cost of sales if the metal has been supplied by the Company. Often, customers supply the precious metals for the manufactured product. In those cases, precious-metals values are not included in sales or cost of sales. The mix of such arrangements, the extent of market-price fluctuations and the general price level of platinum group and other metals can significantly affect the reported level of sales and cost of sales. Consequently there is no direct correlation between year-to-year changes in reported sales and operating earnings.

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

EQUITY METHOD OF ACCOUNTING
The Company's investments in companies in which it has the ability to exercise significant influence over operating and financial policies, generally 20% to 50% owned, are accounted for using the equity method. Accordingly, the Company's share of the earnings of these companies is included in consolidated net income. Investments in nonsubsidiary companies in which the Company does not have significant influence are carried at cost.

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

STOCK OPTION PLANS
The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) in 1997. In conjunction with the adoption, the Company will continue to apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" with pro forma disclosure of net income and earnings per share as if the fair-value-based method prescribed by SFAS 123 had been applied. In general, no compensation cost related to these plans is recognized in the Company's "Consolidated Statements of Earnings" as options are issued at market price on the date of grant.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are charged to expense as incurred and were $84.3 million in 2001, $82.8 million in 2000 and $77.9 million in 1999. These costs are included within selling, administrative and other expenses in the Company's "Consolidated Statements of Earnings."

NEW ACCOUNTING PRONOUNCEMENTS
The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)" on January 1, 2001. Adoption of these statements did not have a material effect on the Company's financial statements. See Note 2, "Derivative Instruments and Hedging," for further detail of these standards.

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"(SFAS No. 142).

SFAS No. 141 addresses financial accounting and reporting for business combinations. This new statement requires that all business combinations be accounted for using one method (the purchase method) and that intangible assets be recognized apart from goodwill if they meet certain criteria. In addition, the statement requires disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption. The provisions of this statement apply to all business combinations initiated after June 30, 2001.
The Company adopted the provisions of this statement for all acquisitions made after June 30, 2001. Adoption of this statement did not have a material effect on the Company's financial statements.

SFAS No. 142 addresses post-acquisition financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and intangible assets that have indefinite useful lives will not be amortized but rather will be tested at least annually for impairment based on the specific guidance of this statement. In addition, this statement requires disclosure of information about goodwill and other intangible assets in the years subsequent to their acquisition that was not previously required. The Company adopted this statement on January 1, 2002 and will reduce its annual amortization expense by approximately $10 million as a result of discontinuing goodwill amortization. Other potential impacts of this statement are currently being evaluated by the Company.

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets". This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Under this statement, a single accounting model is to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. In addition, the statement broadens the presentation of discontinued operations to include more disposal transactions. The adoption of this statement by the Company on January 1, 2002 did not have a material effect on the Company's financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company expects to adopt this statement on January 1, 2003 and is evaluating the impact it will have on its financial statements.

2.   DERIVATIVE INSTRUMENTS AND HEDGING

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)" on January 1, 2001. The Company reports all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, depending on the designation of the derivative. Changes in the fair value of derivatives that are not designated as cash flow hedges are reported immediately in earnings.

In order to manage in a manner consistent with historical processes, procedures and systems and to achieve operating economies, certain economic hedge transactions are not designated as hedges for accounting purposes. In those cases, which primarily relate to platinum group metals, the Company, in accordance with the newly adopted standards, will continue to mark to market both the hedge instrument and the related position constituting the risk hedged, recognizing the net effect in current earnings.

The Company documents all relationships between derivative hedging instruments and hedged items, as well as its risk-management objective and strategy for entering into various hedge transactions. For the year ended December 31, 2001, there was no gain or loss recognized in earnings resulting from hedge ineffectiveness.

FOREIGN EXCHANGE CONTRACTS

The Company designates as cash flow hedges certain foreign currency forward contracts entered into as hedges against anticipated receivables or payables which will arise from forecasted transactions that are denominated in currencies other than the functional currency of the entity which will hold those assets or liabilities. The ultimate maturities of the contracts are timed to coincide with the expected occurrence of the underlying transaction.

For the twelve-month period ended December 31, 2001, the Company reported after-tax gains of $0.2 million in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as foreign currency cash flow hedges. It is expected that this amount will be reclassified into earnings within the next twelve months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of forecasted transactions not occurring. As of December 31, 2001, the maximum length of time over which the Company is hedging its exposure to movements in foreign exchange rates for forecasted transactions is twelve months.

A second group of forward contracts entered into to economically hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments for accounting purposes. Changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses arising from the related monetary assets and liabilities.

COMMODITY CONTRACTS (PRIMARILY ENERGY RELATED)

The Company enters into contracts that are designated as cash flow hedges to protect a portion of its exposure to movements in certain commodity prices. The ultimate maturities of the contracts are timed to coincide with the expected usage of these commodities in the Company's manufacturing operations. For the twelve-month period ended December 31, 2001, the Company reported after-tax losses of $4.8 million in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as cash flow commodity hedges. These losses primarily relate to derivatives designated as natural gas cash flow hedges. It is expected that this amount will be reclassified into earnings within the next twelve months. As of December 31, 2001, the maximum length of time over which the Company is hedging its exposure to movements in commodity prices for forecasted transactions is twelve months.

The use of derivative metal instruments is discussed on page 33 under "Committed Metal Positions and Hedged Metal Obligations." To the extent that the maturities of these instruments are mismatched, the Company may be exposed to interest rate risk. This exposure is mitigated through the use of Eurodollar futures that are marked-to-market daily along with the underlying commodity instruments.

INTEREST RATE DERIVATIVES

The Company uses interest rate derivatives that are designated as fair value hedges to help achieve its fixed and floating rate debt objectives. In 2001, the Company entered into two interest rate swap agreements with a total notional value of $100 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in August 2006, the maturity date of the corresponding debt issuance.


3.   SIGNIFICANT SHAREHOLDER TRANSACTION

In May 1999, the Company purchased approximately 18 million of its shares owned by Minorco S.A. (Minorco), which represented approximately 13% of the Company's total shares outstanding at the time. The remainder of Minorco's stake (28 million shares) was sold in a secondary public offering. Minorco compensated the Company for costs and other expenses related to the secondary offering and the purchase of the shares. The Company financed the share repurchase with short-term debt.

4.   ACQUISITIONS AND DIVESTITURES

In October 2001, the Company acquired the fats and oils catalyst business of Sud Chemie for approximately $13.6 million. This acquisition broadened the Company's catalyst technology offering to oleochemical markets. This acquisition was recorded under the purchase method of accounting. The results of operations of this acquisition, integrated into the Process Technologies segment, are included in the accompanying consolidated financial statements from the date of acquisition. A portion of the purchase price has been allocated to assets acquired based on their fair values, while the remaining balance was preliminarily recorded as goodwill. Pro forma information is not provided since the impact of the acquisition does not have a material effect on the Company's results of operations, cash flows or financial position.

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

In September 2000, the Company acquired a polyolefin catalyst business located in Tarragona, Spain from Targor GmbH, a subsidiary of BASF AG, for approximately $35.1 million. As part of the acquisition, the Company obtained a supply agreement to become the exclusive supplier of polyolefin catalysts to Novolen Technology Holdings C.V. This acquisition was recorded under the purchase method of accounting. The results of operations of this acquisition, integrated into the Process Technologies segment, are included in the accompanying consolidated financial statements from the date of acquisition. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on their fair values, while the remaining balance was recorded as an intangible asset and is being amortized over 15 years. Pro forma information is not provided since the impact of the acquisition does not have a material effect on the Company's results of operations, cash flows or financial position.

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

In March 1999, the Company acquired the effect-pigment product line of ISP for approximately $11.5 million. This acquisition expanded the Company's special-effect pigments line. The excess of the purchase price over the fair value of net assets acquired has been recorded as goodwill and is being amortized over 20 years. Effective January 1, 2002, the goodwill will no longer be amortized but rather will be tested at least annually for impairment in accordance with SFAS No. 142. The results of operations of this product line, integrated into the Appearance and Performance Technologies segment, are included in the accompanying consolidated financial statements from the date of acquisition.

5.   SPECIAL AND OTHER CHARGES

The Company recorded a special charge of $7.1 million ($4.3 million after tax or $0.03 per share on a diluted basis) in the second quarter of 2001 related to the redeployment of assets between the Company's kaolin-based operations in Middle Georgia and its petroleum refining catalyst facility in Savannah, Georgia. Some assets previously dedicated to providing kaolin-based products to the paper industry are being redirected to enable the Company to produce more value-added catalyst technologies for petroleum refining. This charge includes employee severance costs of $3.2 million, asset write-offs of $2.6 million and other costs of $1.3 million related to the asset redeployment actions and productivity improvements. The employee severance charges include the reduction of 57 salaried employees primarily located at the Middle Georgia facility, while an additional 154 hourly employees were terminated as a result of this action. This charge was recorded in the Appearance and Performance Technologies segment. These actions are expected to be substantially complete by the end of 2002.

The Company recorded special and other charges of $134.2 million ($92.0 million after tax or $0.72 per share on a diluted basis) in 2000 for a variety of events.

The following table sets forth the impact of these charges in the Company's 2000 "Consolidated Statements of Earnings":


FINANCIAL IMPACT
(in millions, except per-share amounts)                 Total
                                                     -------------
Cost of sales                                        $  (27.1)
Selling, administrative and other expenses              (23.8)
Special charge                                          (82.5)
                                                     -------------
   Operating loss                                      (133.4)
Equity in losses of affiliates                           (0.8)
                                                     -------------
   Loss before income taxes                            (134.2)
Income tax benefit                                       42.2
                                                     -------------
   Net loss                                          $  (92.0)
                                                     -------------
   Diluted loss per share                            $  (0.72)
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

As a result of declining sales, a shift in product mix to higher volume, low-gross-profit products and severe price pressure for all product lines, the colors business continued operating at a loss in 2000. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company performed an impairment review of its long-lived assets. During the fourth quarter of 2000, the Company determined that the estimated future undiscounted cash flows of the segment's colors business were below the carrying value of its assets. Accordingly, the Company adjusted the carrying value of the long-lived assets and goodwill to their estimated fair values. The estimated fair values of the machinery and equipment and goodwill were based on anticipated future cash flows discounted at a rate commensurate with the Company's estimated cost of capital. The resulting impairment charge consisted primarily of a write-down of machinery and equipment.

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

With regard to the special charges incurred in 2000, non-separation-related cash spending consisted primarily of obligations under guarantees related to the Fresh Air Solutions limited partnership. Spending consisted of payments related to the shutdown of facilities and the satisfaction of warranty obligations. The actions undertaken by the Company in relation to the 2000 special and other charges are expected to be substantially complete by the end of 2002.

In 1999, the Company recorded severance costs of $5.4 million and asset impairments of $3.7 million associated with a restructuring of the Company's business groups and for severance at three of the Company's manufacturing facilities. The asset impairment charge of $3.7 million related to closure costs at the Company's Salt Lake City facility as well as an impairment to goodwill relating to the sensor technologies business unit. Earlier restructuring charges included a $5.0 million impairment relating to the Company's Salt Lake City facility and $3.8 million for environmental remediation costs for the Harvard-Denison site in Cleveland, Ohio. In 1999, the Company restored the carrying value of the Salt Lake City facility to its original book value of $5.0 million based on a third-party offer and independent appraisal. With regard to Harvard-Denison, the United States Department of Energy determined that the site was eligible for the Government's Formerly Utilized Sites Remedial Action Program (FUSRAP) and, as a result, the government would be responsible for future remediation. Accordingly, the Company reversed $3.8 million as a special credit in 1999.

The following table sets forth the components of the Company's reserves for restructuring and other costs:

RESTRUCTURING AND OTHER RESERVES         Separations                     Other

(in millions)                      Pre-2000     2000    2001     Pre-2000    2000    2001     Total
                                  --------------------------    -------------------------------------

Balance at December 31, 1998          $ 6.5    $ --    $ --         $ 3.1    $ --     $ --    $ 9.6
Cash spending, net                     (3.9)     --      --          (2.9)     --       --     (6.8)
Provision                               0.6      --      --           5.7      --       --      6.3
                                  -------------------------------------------------------------------

Balance at December 31, 1999            3.2      --      --           5.9      --       --      9.1
Cash spending, net                     (2.3)     --      --          (4.7)     --       --     (7.0)
Provision                                --     1.1      --            --     31.4      --     32.5
                                  -------------------------------------------------------------------

Balance at December 31, 2000            0.9     1.1      --           1.2     31.4      --     34.6
Cash spending, net                     (0.5)   (0.7)   (1.4)         (1.2)   (13.6)     --    (17.4)
Provision                                --      --     3.2            --       --      1.3     4.5
                                  -------------------------------------------------------------------
Balance at December 31, 2001           $0.4    $0.4    $1.8          $ --    $17.8     $1.3   $21.7
                                  ===================================================================

6.   INVENTORIES

Inventories consist of the following:

INVENTORIES
(in millions)                                     2001              2000
                                                 ------------------------
Raw materials                                    $ 92.0            $ 81.1
Work in process                                    67.2              76.7
Finished goods                                    221.8             190.8
Precious metals                                    20.6              23.2
                                                 ------------------------
Total inventories                                $401.6            $371.8
                                                 ========================

The majority of the Company's physical metal is carried in committed metal positions with the remainder carried in inventory. All precious metals included in inventory are stated at LIFO cost. The market value of the precious-metals inventories exceeded cost by $111.1 million and $254.1 million at December 31, 2001 and 2000, respectively. Net earnings include after-tax gains of $3.4 million in 2001, $2.5 million in 2000 and $2.2 million in 1999 from the sale of inventory accounted for under the LIFO method.

In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms. Metals held for the accounts of customers and suppliers are not reflected in the Company's financial statements.

7.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

PROPERTY, PLANT AND EQUIPMENT
(in millions)                                        2001         2000
                                                 ---------------------
Land                                             $   29.2     $   27.9
Buildings and building improvements                 217.6        203.3
Machinery and equipment                           1,416.2      1,330.8
Construction in progress                            126.4        101.3
Mineral deposits and mine development costs          75.6         74.3
                                                 ---------------------
                                                  1,865.0      1,737.6
Accumulated depreciation and depletion            1,042.5        969.9
                                                 ---------------------
Property, plant and equipment, net               $  822.5     $  767.7
                                                 =====================

Mineral deposits and mine development costs consist of industrial mineral reserves including kaolin, attapulgite and mica. The Company does not own any mining reserves or conduct any mining operations with respect to platinum, palladium or other metals.

The Company capitalized interest of $3.0 million in 2001, $3.9 million in 2000 and $2.6 million in 1999.

8. INVESTMENTS

The Company has investments in affiliates that are accounted for under the equity method. The more significant of these investments are Engelhard-CLAL, N.E. Chemcat Corporation (N.E. Chemcat) and Heesung-Engelhard. Engelhard-CLAL, a 50%-owned joint venture, manufactures and markets certain products containing precious metals. N.E. Chemcat is a 38.8%-owned, publicly traded Japanese corporation and a leading producer of automotive and chemical catalysts, electronic chemicals and other precious-metals-based products. Heesung-Engelhard, a 49%-owned joint venture in Korea, manufactures and markets catalyst products for automobiles.

The summarized unaudited financial information below represents an aggregation of the Company's nonsubsidiary affiliates on a 100% basis, unless otherwise noted:

FINANCIAL INFORMATION
(unaudited) (in millions)                         2001       2000     1999
--------------------------------------------------------------------------------
Earnings data:
  Revenue                                      $1,640.3   $1,886.1  $1,553.2
  Gross profit                                    158.0      195.2     156.1
  Net earnings                                     62.8       60.2      37.1
  Engelhard's equity in net earnings
    of affiliates                                  29.1       24.2      16.3
Balance sheet data:
  Current assets                               $  551.5   $  609.2  $  513.0
  Noncurrent assets                               207.8      213.7     209.1
  Current liabilities                             248.9      301.5     232.6
  Noncurrent liabilities                           47.9       62.9      67.7
  Net assets                                      462.4      458.5     421.8
  Engelhard's equity in net assets                204.9      193.9     180.2


The Company's share of undistributed earnings of affiliated companies included in consolidated retained earnings were earnings of $87.1 million, $60.3 million and $40.5 million in 2001, 2000 and 1999, respectively. Divdends from affiliated companies were $4.2 million in 2001, $4.4 million in 2000 and $2.4 million in 1999.

As of December 31, 2001, the Company's accumulated other comprehensive loss included a foreign currency translation loss of approximately $16.4 million relating to its Engelhard-CLAL joint venture. At this time, in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," the joint venture's assets are held for use and therefore the associated foreign currency translation loss has not been included in the carrying value of the investment when assessing the investment for impairment. Accordingly, at December 31, 2001, the investment is not impaired. The Engelhard-CLAL joint venture is currently in the process of disposing of a portion of its businesses. If the joint venture disposes of the remaining significant businesses, the Company will likely develop and commit to a plan to liquidate or dispose of the joint venture. At such time, the Company will include the foreign currency translation loss as part of the carrying amount of this investment when evaluating the investment for impairment. If and when this happens, it will be likely that the carrying value of the joint venture will exceed the fair value of the investment, thus resulting in the recognition of an impairment loss in current earnings.

As the Engelhard-CLAL joint venture has already disposed of several operations, the Company expects significantly lower results from this venture in 2002.

9.  COMMITTED METAL POSITIONS AND HEDGED METAL OBLIGATIONS

The following table sets forth the Company's unhedged metal positions included in committed metal positions on the Company's "Consolidated Balance Sheets":

METAL POSITIONS INFORMATION
(in millions)                             2001                 2000
                                   --------------------------------------
                                     Gross                 Gross
                                   Position   Value      Position  Value
                                   -------------------------------------
Platinum group metals                 Long    $44.3        Long    $78.4
Gold                                  Long      0.2        Flat        -
Silver                                Long      0.9        Long      1.3
Base metals                           Short     5.9        Long      5.0
                                   --------------------------------------
Total unhedged metal positions                $51.3                $84.7
                                   ======================================


     Derivative metal and foreign currency instruments are used to hedge metal positions and obligations. Over 99% of these instruments have settlement terms of less than one year. The remaining instruments are expected to settle within two years. These derivative metal and foreign currency instruments consist of the following:

METAL HEDGING INSTRUMENTS
(in millions)                             2001                     2000
                                ----------------------------------------------
                                      Buy        Sell          Buy        Sell
                                ----------------------------------------------
Metal forwards/futures           $1,510.5    $  699.1     $1,244.0    $1,146.6
Eurodollar futures                   93.2       127.2        115.7       104.3
Swaps                                38.3        24.1         16.0        22.7
Options                              72.0        64.4         39.3         8.7
Foreign exchange forwards/futures       -        24.8            -       171.2

10.   FINANCIAL INSTRUMENTS

The Company's nonderivative financial instruments consist primarily of cash in banks, temporary investments, accounts receivable and debt. The fair value of financial instruments in working capital approximates book value. The fair value of long-term debt was $235.8 million as of December 31, 2001 and $237.5 million as of December 31, 2000 based on prevailing interest rates at those dates, compared with a book value of $237.9 million as of December 31, 2001 and $248.6 million as of December 31, 2000.

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

FOREIGN CURRENCY INSTRUMENTS
Aggregate foreign transaction gains and losses were not significant for any year presented. The following table sets forth, in U.S. dollars, the Company's open foreign currency forward contracts accounted for as fair value hedges used for hedging other than metal-related transactions as of the respective year-ends (see Note 9, "Committed Metal Positions and Hedged Metal Obligations," for further detail):

FOREIGN CURRENCY FORWARD CONTRACTS INFORMATION
(in millions)
                                        2001                   2000
                                 ---------------------------------------
                                   Buy       Sell          Buy      Sell
                                 ---------------------------------------
Deutsche mark                    $   -     $    -        $   -     $27.7
Japanese yen                       0.3        7.2            -         -
French franc                         -          -            -       3.0
Euro                               5.1       57.0         11.0     142.4
Netherlands guilder                  -          -          4.1       9.4
South African rand                   -        3.7            -       4.8
British pound                      7.2          -          6.9         -
Italian lira                         -        6.3            -       1.6
                                 ---------------------------------------
Total open foreign currency
  forward contracts              $12.6     $ 74.2        $22.0    $188.9
                                 =======================================

None of these contracts exceeds a year in duration. These contracts were marked-to-market at December 31, 2001 and 2000.

11.   SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At December 31, 2001, the Company had two unsecured committed revolving credit agreements for $400 million each with a group of major North American banks and foreign banks. The $400-million five-year agreement expires in May 2006, and the $400-million 364-day agreement expires in May 2002. In connection with these credit facilities, the Company has agreed to certain covenants, including maintaining a debt to EBITDA ratio of less than 3:1 (as defined in the credit agreements). At December 31, 2001, the Company was fully compliant with all of its debt covenants. Facility fees are paid to the bank group for these lines. Management intends to renew the $400-million committed credit facility that expires in May 2002.

At December 31, 2001 and 2000, short-term bank borrowings were $198.8 million and $153.0 million, respectively. Weighted-average interest rates were 4.1%, 6.4% and 5.2% during 2001, 2000 and 1999, respectively. At December 31, 2001 and 2000, long-term debt due within one year was $0.1 million and $150.1 million, respectively.

At December 31, 2001 and 2000, commercial paper borrowings were $190.2 million and $199.0 million, respectively. Weighted-average interest rates were 4.1%, 6.3% and 5.1% during 2001, 2000 and 1999, respectively.

Unused, uncommitted lines of credit available exceeded $650 million at December 31, 2001. The Company's lines of credit with its banks are available in accordance with normal terms for prime commercial borrowers and are not subject to commitment fees or other restrictions.

In July 1998, the Company filed a shelf registration for $300 million of corporate debt. Plans to issue debt under the shelf registration are under consideration by management.

The following table sets forth the components of long-term debt:

DEBT INFORMATION
(in millions)                                                   2001     2000
                                                              ---------------
Notes, with a weighted-average interest rate
  of 12.1%, due 2003-2006                                     $ 14.1   $ 14.1
7% Notes, due 2001, net of discount                                -    149.9
7.375% Notes, due 2006, net of discount                         98.0     99.6
6.95% Notes, due 2028, net of discount                         118.5    118.5
Industrial revenue bonds, 5.375%, due 2006                       6.5      6.5
Industrial revenue bonds, variable rate, due 2020                  -      8.5
Foreign bank loans with a weighted-average interest
  rate of 7.0%, due 2000-2003                                    0.2      1.1
Other, with a weighted-average rate of 6.1%, due 2000-2007       0.7      0.5
                                                              ---------------
                                                               238.0    398.7
Amounts due within one year                                      0.1    150.1
                                                              ---------------
Total long-term debt                                          $237.9   $248.6
                                                              ===============


As of December 31, 2001, the aggregate maturities of long-term debt for the succeeding five years are as follows: $0.1 million in 2002, $0.3 million in 2003, $0.1 million in 2004, $0.1 million in 2005, $118.6 million in 2006 and
$118.7 million thereafter.

Net interest expense was $44.0 million in 2001, compared with $62.6 million in 2000 and $56.6 million in 1999. Net interest expense in 2001 decreased due to decreased borrowings, lower short-term interest rates and an increase in interest income. Net interest expense in 1999 included a reduction of $7.1 million resulting from the settlement of treasury lock positions that were entered into to hedge anticipated long-term borrowings that never occurred. Excluding this reduction from 1999, net interest expense in 2000 decreased due to decreased borrowings, partially offset by increased interest rates. Interest income was $3.3 million in 2001, $2.1 million in 2000 and $2.9 million in 1999.

12.  INCOME TAXES

The components of income tax expense are shown in the following table:

INCOME TAX EXPENSE
(in millions)                              2001          2000          1999
                                      --------------------------------------
Current income tax expense
   Federal                               $  8.8        $105.7         $45.7
   State and local                          3.3          10.1           4.7
   Foreign                                 27.5          14.5          31.6
                                      --------------------------------------
                                           39.6         130.3          82.0
                                      --------------------------------------
Deferred income tax expense
   Federal                                 38.1         (55.1)          3.4
   State and local                          6.5         (11.3)          0.6
   Foreign                                 (4.5)         13.5           0.7
                                      --------------------------------------
                                           40.1         (52.9)          4.7
                                      --------------------------------------
Income tax expense                        $79.7        $ 77.4         $86.7
                                      ======================================

The foreign portion of earnings before income tax expense was $112.6 million in 2001, $126.3 million in 2000 and $109.4 million in 1999. Taxes on income of foreign consolidated subsidiaries and affiliates are provided at the tax rates applicable to their respective foreign tax jurisdictions.

The following table sets forth the components of the net deferred tax asset that result from temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes:

NET DEFERRED INCOME TAX ASSET
(in millions)                                    2001               2000
                                             ----------------------------
Deferred tax assets
   Accrued liabilities                         $168.8             $193.7
   Noncurrent liabilities                        65.1               65.8
   Unrealized net loss - pension asset           21.0                  -
   Tax credits/carryforwards                      6.5                5.5
                                             ----------------------------
Total deferred tax assets                       261.4              265.0
                                             ----------------------------
Valuation allowance                              (8.6)             (11.1)
                                             ----------------------------
Total deferred tax assets, net of
  valuation allowance                           252.8              253.9
                                            ----------------------------
Deferred tax liabilities
   Prepaid pension expense                      (30.5)             (32.8)
   Property, plant and equipment                 (2.2)              (8.0)
   Other assets                                 (49.5)             (37.2)
                                             ----------------------------
Total deferred tax liabilities                  (82.2)             (78.0)
                                             ----------------------------

Net deferred tax asset                         $170.6             $175.9
                                             ============================

Net current deferred tax assets of $99.9 million and $116.8 million at December 31, 2001 and December 31, 2000, respectively, are included in other current assets and net noncurrent deferred tax assets of $70.7 million and $59.1 million at December 31, 2001 and December 31, 2000, respectively, are included in other noncurrent assets in the Company's "Consolidated Balance Sheets."

In 2001, the Company generated and recorded a domestic deferred tax asset for certain state net operating loss carryforwards in the amount of $2.5 million of which $1.3 million will expire in 2008, $0.2 million will expire in 2016 and $1.0 million will expire in 2021. As of December 31, 2001, the Company also had approximately $0.9 million of research and development credits which carry forward indefinitely, $0.2 million of state investment tax credits expiring in 2006 and $2.9 million of foreign net operating losses of which $0.1 million will expire in 2005 and $2.8 million will carry forward indefinitely.

In 2000, the Company recorded special and other charges in the amount of $134.2 million. A deferred tax asset of $54.0 million was provided with respect to this charge.

A reconciliation of the difference between the Company's consolidated income tax expense and the expense computed at the federal statutory rate is shown in the following table:


CONSOLIDATED INCOME TAX EXPENSE RECONCILIATION
(in millions)
                                              2001          2000         1999
                                            ----------------------------------
Income tax expense at federal
  statutory rate                            $106.8        $ 86.0       $ 99.4
State income taxes, net of
  federal effect                               5.4           4.0          3.8
Percentage depletion                          (7.8)         (9.8)       (12.9)
Equity earnings                               (3.5)         (3.4)        (3.1)
Effect of different tax rates
  on foreign earnings, net                     1.5           9.5          6.4
Tax credits/carrybacks                       (20.3)        (11.1)       (14.6)
Foreign sales corporation                     (6.8)         (7.9)        (7.3)
Non-deductible goodwill                        2.0           2.9          2.0
Valuation allowance                           (2.5)          3.6         11.7
Other items, net                               4.9           3.6          1.3
                                            ----------------------------------
Income tax expense                          $ 79.7        $ 77.4       $ 86.7
                                            ==================================

At December 31, 2001, the Company's share of the cumulative undistributed earnings of foreign subsidiaries was approximately $586.9 million. No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. It is not practical to estimate the amount of additional tax that might be payable on these foreign earnings in the event of distribution or sale. However, under existing law, foreign tax credits would be available to substantially reduce, or in some cases, eliminate U.S. taxes payable.

13.  RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has related party transactions with its equity affiliates, including N.E. Chemcat, Engelhard-CLAL and Heesung-Engelhard, and with entities in which Anglo American Corporation of South Africa Limited (Anglo) has material interests. Anglo, indirectly through Minorco, held a significant minority interest in the common stock of the Company. In May 1999, Minorco sold all the shares of common stock of Engelhard that it owned (see Note 3, "Significant Shareholder Transaction," for further detail). The Company's transactions with such entities (through May 1999 for entities in which Anglo had material interests) amounted to: purchases-from of $4.0 million in 2001, $5.5 million in 2000 and $41.3 million in 1999; sales-to of $17.1 million in 2001, $27.8 million in 2000 and $24.6 million in 1999; and metal leasing-to of $2.6 million in 2001, $9.9 million in 2000 and $2.8 million in 1999. At December 31, 2001 and 2000, net amounts due to such entities totaled $1.3 million and $0.4 million, respectively.

Citigroup, Inc. owned approximately 7.5% of the Company's voting securities as of December 31, 2001. Citibank, N.A., a subsidiary of Citigroup Inc., participated with other lenders in lines of credit available to the Company under revolving credit facilities. Citibank's total commitment is $38 million, none of which was drawn in 2001. In 2001, Citibank received an initial fee of $57,000 and annual facility fees of $35,000 for these facilities. The Company uses subsidiaries of Citigroup, as well as other firms, to provide letters of credit and cash management services to the Company. Fees to subsidiaries of Citigroup for these services aggregated less than $60,000 in 2001. In the ordinary course of business, the Company engages in foreign exchange and commodities transactions with subsidiaries of Citigroup, as well as other firms, all of which are negotiated at arm's length as principals in competitive markets.


14. BENEFITS

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

The following table sets forth the plans' funded status:

FUNDED STATUS
(in millions)                                                2001        2000
-------------                                              -------     -------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year          $416.0      $382.0
Service cost                                                 14.7        13.3
Interest cost                                                29.9        26.8
Plan amendments                                               1.2         1.6
Actuarial losses                                             20.5        21.2
Benefits paid                                               (27.1)      (23.3)
Foreign exchange                                             (2.5)       (5.6)
                                                           -------     -------
Projected benefit obligation at end of year                $452.7      $416.0
                                                           -------     -------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year             $488.6      $422.4
Actual (loss)/gain on plan assets                           (80.4)       93.3
Employer contribution                                         4.8         2.9
Benefits paid                                               (27.1)      (23.3)
Foreign exchange                                             (3.2)       (6.7)
                                                           -------     -------
Fair value of plan assets at end of year                   $382.7      $488.6
                                                           -------     -------

Funded status                                              $(70.0)     $ 72.6
Unrecognized net actuarial loss/(gain)                      123.4       (15.5)
Unrecognized prior service cost                               9.7        10.9
Unrecognized transition asset, net of amortization           (0.1)       (0.6)
Fourth quarter contribution                                   0.2         0.1
                                                           -------    --------
Prepaid pension asset                                      $ 63.2      $ 67.5
                                                           =======    ========

Amounts recognized in the consolidated balance sheets consist of:

Prepaid benefit cost                                       $ 68.6      $ 72.5
Accrued benefit liability                                   (54.3)       (5.0)
Intangible asset                                              5.9           -
Accumulated other comprehensive loss                         43.0           -
                                                           -------    --------
Net amount recognized                                      $ 63.2      $ 67.5
                                                           =======    ========

The prepaid pension asset balances of $68.6 million and $67.5 million at December 31, 2001 and December 31, 2000, respectively, and the intangible asset of $5.9 million at December 31, 2001 are included in other noncurrent assets in the Company's "Consolidated Balance Sheets." The Company recorded a minimum pension liability adjustment of $43.0 million ($25.4 million after tax) in 2001 and a minimum pension asset adjustment of $1.0 million in 2000. These adjustments were recognized and charged to "Accumulated Other Comprehensive Loss" within shareholders' equity.

The components of net periodic pension expense for all plans are shown in the following table:

NET PERIODIC PENSION EXPENSE
(in millions)                                 2001         2000          1999
                                           -----------------------------------
Service cost                               $  14.7       $ 13.3          12.1
Interest cost                                 29.9         26.8          24.5
Expected return on plan assets               (40.7)       (37.7)        (36.0)
Amortization of prior service cost             2.2          1.9           2.2
Amortization of transition asset              (0.5)        (0.6)         (0.5)
Recognized actuarial loss                      2.5          2.9           4.3
                                           -----------------------------------
Net periodic pension expense               $   8.1       $  6.6        $  6.6
                                           ===================================


The Company uses September 30 as the measurement date for pension assets and liabilities. The assumptions chosen to measure the current years' liabilities are also used to determine the subsequent years' net periodic pension expense. The following table sets forth the key weighted-average assumptions used in determining the worldwide projected benefit obligation:


                                              2001         2000          1999
                                           -----------------------------------
Discount rate                                 7.24%        7.44%         7.38%
Rate of compensation increase                 4.18%        4.39%         4.35%
Expected return on plan assets               10.04%       10.30%        10.29%
                                           -----------------------------------

The Company also sponsors three savings plans covering certain salaried and hourly paid employees. The Company's contributions, which may equal up to 50% of certain employee contributions, were $4.1 million in 2001, $3.9 million in 2000 and $3.6 million in 1999. These amounts were recorded as an expense in the Company's "Consolidated Statements of Earnings."

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

The following table sets forth the components of the accrued postretirement and postemployment benefit obligation, all of which are unfunded:


POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
(in millions)                                         2001              2000
-----------------------------------------------------------------------------

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year             $123.0            $117.8
Service cost                                           2.8               2.8
Interest cost                                          9.1               8.7
Actuarial losses                                       5.5               3.5
Benefits paid                                        (11.9)             (9.8)
                                                    -------           -------
Benefit obligation at end of year                   $128.5            $123.0
                                                    -------           -------

Unrecognized net loss                                (11.4)             (5.8)
Unrecognized prior service cost                       15.8              21.6
                                                    -------           -------
Accrued benefit obligation                          $132.9            $138.8
                                                    =======           =======

The postretirement and postemployment benefit balances of $132.9 million and $138.8 million at December 31, 2001 and December 31, 2000, respectively, are included in other noncurrent liabilities in the Company's "Consolidated Balance Sheets."

The components of the net expense for these postretirement and postemployment benefits are shown in the following table:


POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
(in millions)                                  2001        2000        1999
                                              -----------------------------
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost                                   $2.8        $2.8        $3.2
Interest cost                                   9.1         8.7         8.3
Net amortization                               (5.8)       (5.8)       (5.6)
                                               -----       -----       -----
Net periodic benefit cost                      $6.1        $5.7        $5.9
                                               =====       =====       =====


The weighted-average discount rate used in determining the actuarial present value of the accumulated postretirement and postemployment benefit obligation is 7.50% for 2001 and 7.75% for 2000. The average assumed health care cost trend rate used for 2001 is 5% to 10%. A 1% increase in the assumed health care cost trend rate would have increased aggregate service and interest cost in 2001 by $0.7 million and the accumulated postretirement and postemployment benefit obligation as of December 31, 2001 by $6.6 million. A 1% decrease in the assumed health care cost trend rate would have decreased aggregate service and interest cost in 2001 by $1.2 million and the accumulated postretirement and postemployment benefit obligation as of December 31, 2001 by $11.0 million.

15.  STOCK OPTION AND BONUS PLANS

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

In 1993, the Company established the Employee Stock Option Plan of 1993, as amended, which generally provided for the granting to all employees (excluding U.S. bargaining unit employees and key employees eligible under the Key Option Plans) of options to purchase an aggregate of 2,812,500 common shares at fair market value on the date of grant. No additional options may be granted under this plan. In 1995, the Company established the Directors Stock Option Plan, which generally provides for the annual granting to each non-employee director the option to purchase up to 3,000 common shares at the fair market value on the date of grant. Options under all plans become exercisable in four installments beginning after one year, and no options may be exercised after 10 years from the date of grant. Outstanding options may be canceled and reissued under terms specified in the plan documents.

Had compensation cost for the Company's stock option plans been determined based on the fair value at grant date for awards in 2001, 2000 and 1999 consistent with the provisions of Statement of Financial Accounting Standards No.123, "Accounting for Stock Based Compensation," the Company's net earnings and earnings per share would have been as follows:


PRO FORMA INFORMATION
(in millions, except per-share data)            2001         2000        1999
                                              -------------------------------
Net earnings--as reported                     $225.6       $168.3      $197.5
Net earnings--pro forma                        219.7        159.9       189.3
Basic earnings per share--as reported           1.73         1.33        1.49
Basic earnings per share--pro forma             1.69         1.27        1.43
Diluted earnings per share--as reported         1.71         1.31        1.47
Diluted earnings per share--pro forma           1.66         1.25        1.41

The weighted-average fair value at date of grant for options granted during 2001, 2000 and 1999 was $8.13, $4.28 and $5.19, respectively. Fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used:




                              2001              2000              1999
                          -------------- ----------------- ------------------

Dividend yield               1.5 - 1.8%       2.1 - 2.4%         1.9 - 2.3%
Expected volatility              35-36%              33%                33%
Risk-free interest rate        3.8-5.1%             6.0%         4.5 - 6.0%
Expected life (years)                5              4-5                  4

Stock option transactions under all plans are as follows:

                                               2001                         2000                         1999
                                                Weighted-Average              Weighted-Average             Weighted-Average
                                      Number     Exercise Price      Number    Exercise Price     Number    Exercise Price
                                    of Shares       Per Share      of Shares      Per Share     of Shares      Per Share
                                   -----------------------------  ---------------------------- ----------------------------
Outstanding at beginning of year   17,686,507         $18.20      16,472,791        $18.30     14,084,148        $18.17
Granted                             1,317,008         $24.55       1,611,786        $16.87      2,953,721        $18.62
Forfeited                            (187,330)        $19.40        (255,840)       $19.22       (328,616)       $18.83
Exercised                          (5,900,350)        $17.15        (142,230)       $12.14       (236,462)       $13.09
                                   -----------        ------      -----------       ------     -----------       ------
Outstanding at end of year          12,915,835        $19.32      17,686,507        $18.20     16,472,791        $18.30
Exercisable at end of year           9,472,409        $18.92      13,692,608        $18.24     10,412,192        $17.99
Available for future grants          4,253,336                     5,383,014                    3,738,960


The following table summarizes information about fixed-price options outstanding at December 31, 2001:

                       Options Outstanding                Options Exercisable
-----------------------------------------------------   -----------------------
                                 Weighted-
                                   Average  Weighted-                 Weighted-
                      Number     Remaining    Average        Number     Average
       Range of  Outstanding   Contractual   Exercise   Exercisable    Exercise
Exercise Prices  at 12/31/01  Life (years)      Price   at 12/31/01       Price
-----------------------------------------------------   -----------   ---------

 $11.44 to 19.14      626,033          1-2     $17.52       626,033      $17.52
  14.21 to 23.88    3,546,633          4-5      19.64     3,546,633       19.64
  18.56 to 20.91    1,639,346            6      19.14     1,639,346       19.14
  17.34 to 21.69    1,969,380            7      18.68     1,591,195       18.72
  17.81 to 20.75    2,442,328            8      18.57     1,556,414       18.50
  16.84 to 18.75    1,403,391            9      16.87       512,788       16.86
  22.75 to 26.90    1,288,724           10      24.59             -           -
                   ----------                  ------   -----------   ---------
                   12,915,835                  $19.32     9,472,409      $18.92


The Company's Key Employee Stock Bonus Plan, as amended (the Bonus Plan) provides for the award of up to 15,187,500 common shares to key employees as compensation for future services, not exceeding 1,518,750 shares in any year (plus any canceled awards or shares available for award but not previously awarded). The Bonus Plan terminates on June 30, 2006. Shares awarded vest in five annual installments, provided the recipient is still employed by the Company on the vesting date. Compensation expense is measured on the date the award is granted and is amortized over five years. Shares awarded are considered issued and outstanding at the date of grant and are included in shares outstanding for purposes of computing diluted earnings per share. Employees have both dividend and voting rights on all unvested shares. In 2001 and 2000, the Company granted 423,685 and 321,000 shares to key employees at a fair value of $22.75 and $16.84, respectively, per share. Unvested shares were 626,112 and 405,092 at December 31, 2001 and 2000, respectively.

Compensation expense relating to stock awards was $4.4 million in 2001, $5.0 million in 2000 and $4.3 million in 1999.

The Company has certain deferred compensation arrangements where shares earned under the Engelhard stock bonus plan are deferred and placed in a "Rabbi Trust." Until February 2001, the plan permitted employees to convert their deferred stock balance to deferred cash under certain conditions. In February 2001, the Company terminated this deferred cash option. With the termination of the deferred cash option, increases/decreases in the deferred compensation liability will no longer be recognized in earnings. Shares held in the trust are recorded as treasury stock with the corresponding liability recorded as a credit within shareholders' equity.

For the year ended December 31, 2001, the Company recognized expense of $0.9 million related to the increase in the value of its common stock held in a Rabbi Trust for deferred compensation from $20.38 at December 31, 2000 to $22.65 at February 1, 2001 (as the deferred cash option was terminated at this time). For the years ended December 31, 2000 and 1999, the Company recognized expense of $0.4 million and income of $0.9 million, respectively, related to changes in the value of its common stock held in the Rabbi Trust. The total value of the Rabbi Trust at December 31, 2001 was $8.7 million compared to $7.8 million at December 31, 2000.

16.  EARNINGS PER-SHARE

Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS
128) specifies the computation, presentation, and disclosure requirements for basic and diluted earnings per share (EPS). The following table represents the computation of basic and diluted EPS as required by SFAS 128:

EARNINGS PER-SHARE COMPUTATIONS
Year ended December 31
(in thousands, except per-share data)

                                               2001         2000         1999
                                           ----------------------------------
BASIC EPS COMPUTATION
Net income applicable to common shares     $225,561     $168,296     $197,462
                                           ----------------------------------
Average number of shares outstanding-basic  130,018      126,351      132,432
                                           ----------------------------------
Basic earnings per share                   $   1.73     $   1.33     $   1.49
                                           ==================================
DILUTED EPS COMPUTATION
Net income applicable to common shares     $225,561     $168,296     $197,462
                                           ----------------------------------
Average number of shares outstanding-basic 130,018 126,351 132,432 Effect of dilutive stock options
 and other incentives                         2,137          546          823
Effect of Rabbi Trust                             -        1,244        1,335
                                           ----------------------------------
Total number of shares outstanding-diluted  132,155      128,141      134,590
                                           ----------------------------------
Diluted earnings per share                 $   1.71     $   1.31     $   1.47
                                           ==================================

Options to purchase additional shares of common stock of 570,380 at a price of $26.90, 11,684,042 (at a price range of $17.50 to $23.88) and 4,037,068 (at a price range of $19.59 to $23.88) were outstanding at the end of 2001, 2000 and 1999, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average annual market price of the common shares. Shares held in the Rabbi Trust were excluded from basic shares outstanding in 1999 and 2000. Effective February 2001, the Company terminated the deferred cash option of the Rabbi Trust. With the termination of this option, shares held in the Rabbi Trust were included in basic shares outstanding in 2001.

17.  BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

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

The Process Technologies segment, located principally in the United States and Europe, enables customers to make their processes more productive, efficient, environmentally sound and safer through the supply of advanced chemical-process catalysts, additives and sorbents.

The Appearance and Performance Technologies segment, located principally in the United States, South Korea and Finland provides pigments and performance additives that enable its customers to market enhanced image and functionality in their products. This segment serves a broad array of end markets including coatings, plastics, cosmetics, construction and paper. This segment's products help customers improve the look, performance and overall cost of their products. This segment is also the internal supply source of precursors for the Company's advanced chemical-process catalysts.

The Materials Services segment, located principally in the United States, Europe and Japan, provides a full array of services to the Company's technology businesses and their customers who rely on certain precious and base metals as raw materials for their products. This is a distribution and materials services business that purchases and sells precious metals, base metals and related products and services. It does so under a variety of pricing and delivery arrangements structured to meet the logistical, financial and price-risk management requirements of the Company, its customers and suppliers. Additionally, it offers related services for precious-metal refining and storage and produces salts and solutions.

Within the "All Other" category, sales to external customers and operating earnings/(losses) are derived primarily from the Ventures and Engineered Materials businesses. The sale of inventory accounted for under the LIFO method, royalty income and other miscellaneous income and expense items not related to the reportable segments are included in the "All Other" category. In the second quarter of 1999, the Company sold its Engineered Materials business (metal-plating business).

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

The following table presents certain data by business segment:

BUSINESS SEGMENT INFORMATION
(in millions)

                                                          Appearance
                                                             and                        Reportable
                            Environmental    Process     Performance       Materials     Segments      All
                             Technologies  Technologies  Technologies       Services     Subtotal     Other     Total
---------------------------------------------------------------------------------------------------------------------
2001
Net sales to external customers $646.7        $568.2       $634.4          $3,207.9      $5,057.2    $ 39.7  $5,096.9
Operating earnings/(loss)        142.4          94.3         46.5              56.1         339.3  (a)(19.2)    320.1
Interest expense, net                -             -            -                 -             -      44.0      44.0
Depreciation, depletion
 and amortization                 21.5          24.6         51.4               1.3          98.8       9.7     108.5
Equity in earnings of affiliates   8.6             -            -                 -           8.6      20.5      29.1
Total assets                     506.9         563.4        799.7             593.1       2,463.1     532.4   2,995.5
Equity investments                23.0             -            -                 -          23.0     181.9     204.9
Capital expenditures              68.7          30.4         36.9               8.2         144.2      24.7     168.9
---------------------------------------------------------------------------------------------------------------------
2000
Net sales to external customers $636.7        $566.6       $684.4          $3,614.2      $5,501.9    $ 40.7  $5,542.6
Operating earnings/(loss),
  excluding special and
  other charges                  131.8          86.5         80.2             129.3         427.8  (a)(29.0)    398.8
Special and other charges        (15.4)         (5.5)       (49.7)                -         (70.6)    (62.8)   (133.4)
Operating earnings/(loss),
  as reported                    116.4          81.0         30.5             129.3         357.2     (91.8)    265.4
Interest expense, net                -             -            -                 -             -      62.6      62.6
Depreciation, depletion and
  amortization                    21.6          28.2         51.0               1.5         102.3      14.8     117.1
Equity in earnings/(loss)
  of affiliates                    6.6             -      (b)(1.2)                -           5.4      18.8      24.2
Total assets                     492.8         540.1        825.0             790.2       2,648.1     518.7   3,166.8
Equity investments                15.7             -            -                 -          15.7     178.2     193.9
Capital expenditures              40.2          30.5         45.9               1.0         117.6      19.0     136.6
---------------------------------------------------------------------------------------------------------------------
1999
Net sales to external customers $584.8        $521.8       $675.3          $2,608.6      $4,390.5    $ 97.5  $4,488.0
Operating earnings               102.4          81.9         86.9              39.6         310.8   (a) 5.0     315.8
Interest expense, net                -             -            -                 -             -      56.6      56.6
Depreciation, depletion and
  amortization                    18.7          28.1         51.1               1.9          99.8      11.8     111.6
Equity in earnings/(loss)
  of affiliates                    3.0             -         (0.1)                -           2.9      13.4      16.3
Total assets                     391.8         558.1        891.7             565.3       2,406.9     513.6   2,920.5
Equity investments                11.2             -          1.2                 -          12.4     167.8     180.2
Capital expenditures              26.4          32.1         33.1               1.2          92.8       9.2     102.0

(a) "All Other" includes pretax gains on the sale of certain inventories accounted for under the LIFO method of
    $5.3 million in 2001, $3.9 million in 2000 and $3.4 million in 1999.
(b) Includes pretax special and other charges of $0.8 million.




The following table presents certain data by geographic area:

GEOGRAPHIC AREA DATA
(in millions)                                         2001       2000       1999
--------------------------------------------------------------------------------
Net sales to external customers:
    United States                                 $2,983.9   $3,559.3   $2,928.3
    International                                  2,113.0    1,983.3    1,559.7
--------------------------------------------------------------------------------
Total consolidated net sales to
    external customers                            $5,096.9   $5,542.6   $4,488.0
--------------------------------------------------------------------------------
Long-lived assets:
    United States                                 $1,092.5   $1,065.6   $1,211.0
    International                                    245.1      205.0      168.6
--------------------------------------------------------------------------------
Total long-lived assets                           $1,337.6   $1,270.6   $1,379.6
--------------------------------------------------------------------------------

The Company's international operations are predominantly based in Europe.

The following table reconciles segment operating earnings with earnings before income taxes as shown in the Company's "Consolidated Statements of Earnings":

SEGMENT RECONCILIATIONS
(in millions)
                                                     2001       2000      1999
                                                  ------------------------------
Net sales to external customers:
    Net sales for reportable segments              $5,057.2   $5,501.9 $4,390.5
    Net sales for other business units                 32.0       37.7(a)  95.0
    All other                                           7.7        3.0      2.5
                                                  ------------------------------
Total consolidated net sales to
external customers                                 $5,096.9   $5,542.6 $4,488.0
                                                  ==============================
Earnings before income taxes:
    Operating earnings for reportable segments     $  339.3   $  357.2 $  310.8
    Operating loss for other
     business units                                    (0.9)     (35.6)    (1.7)
    Special and other charges - Corporate                 -      (28.3)       -
    Other operating (loss)/earnings - Corporate       (18.3)     (27.9)     6.7
                                                  ------------------------------
Total operating earnings                           $  320.1   $  265.4 $  315.8
    Interest expense, net                             (44.0)     (62.6)   (56.6)
    Equity in earnings of affiliates                   29.1       24.2     16.3
    Gain on sale of investments and land, net             -       18.7      8.6
                                                  ------------------------------
Earnings before income taxes                       $  305.2   $  245.7  $ 284.1
                                                  ==============================
Total assets
    Total assets for reportable segments           $2,463.1   $2,648.1 $2,406.9
    Assets for other business units                    28.5       29.1     81.3
    All other                                         503.9      489.6    432.3
                                                  ------------------------------
Total consolidated assets                          $2,995.5   $3,166.8 $2,920.5
                                                  ==============================

(a) Decrease primarily due to the sale of the metal-plating business in the second quarter of 1999.

An unaffiliated customer of the Environmental Technologies and Materials Services segments accounted for approximately $796 million, $830 million and $1,007 million of the Company's net sales in 2001, 2000 and 1999, respectively.

18.  LEASE COMMITMENTS

The Company rents real property and equipment under long-term operating leases. Rent expense and sublease income for all operating leases are summarized as follows:


(in millions)                    2001             2000             1999
----------------------------------------------------------------------------

 Rents paid                     $33.0            $26.7            $22.0
 Less sublease income            (1.3)            (0.8)            (0.8)
----------------------------------------------------------------------------
 Rent expense, net              $31.7            $25.9            $21.2
============================================================================

Future minimum rent payments at December 31, 2001, required under noncancellable operating leases, having initial or remaining lease terms in excess of one year, are as follows:

(in millions)
------------------------------------------------------------------

       2002                                       $ 33.3
       2003                                         30.2
       2004                                         28.2
       2005                                         21.6
       2006                                         12.3
       Thereafter                                   82.9
------------------------------------------------------------------
Total minimum lease payments                       208.5
Less: minimum sublease income                       (3.7)
------------------------------------------------------------------
Net minimum lease payments                        $204.8
==================================================================

In 2000, the Company entered into a sale-leaseback transaction for $97.3 million for machinery and equipment that is used in the Process Technologies segment. The term of this operating lease is five years. The Company intends to renew this lease at the end of the lease term. In 1998, the Company entered into a sale-leaseback transaction for $67.2 million for property that serves as the principal executive and administrative offices of the Company and its operating businesses. The term of this operating lease is 20 years.

19.  ENVIRONMENTAL COSTS

With the oversight of environmental agencies, the Company is currently preparing, has under review, or is implementing environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites, including Plainville, Massachusetts and Salt Lake City, Utah. The Company is continuing to investigate contamination at Plainville under a 1993 agreement with the United States Environmental Protection Agency (EPA). In conjunction, the Company is continuing to address decommissioning issues by the Commonwealth of Massachusetts under authority delegated by the Nuclear Regulatory Commission. Investigation of the environmental status at the Salt Lake City site continues under a 1993 agreement with the Utah Solid and Hazardous Waste Control Board.

In addition, as of December 31, 2001, eleven sites have been identified at which the Company believes liability as a potentially responsible party (PRP) is probable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund imposes strict, joint and several liability under certain circumstances. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de minimis contributor of hazardous substances at a number of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances or natural resource damages, the Company has settled a number of other cleanup proceedings. The Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

The accruals for environmental cleanup-related costs recorded in the consolidated balance sheets at December 31, 2001 and 2000 were $23.2 million and $24.7 million, respectively, including $0.6 million for Superfund sites in both years. These amounts represent those costs that the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents approximately 48% of what it believes are the reasonably possible environmental cleanup-related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

Cash payments for environmental cleanup-related matters were $1.7 million in both 2001 and 2000 and $2.4 million in 1999. The amounts accrued in connection with environmental cleanup-related matters were not significant over this time period.

For the past three-year period, environmental-related capital projects have averaged less than 10% of the Company's total capital expenditure programs, and the expense of environmental compliance (e.g. environmental testing, permits, consultants and in-house staff) was not material.

There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup-related matters are projected to be $4.2 million for 2002, which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, management believes environmental cleanup-related reserves at December 31, 2001 are reasonable and adequate, and environmental matters are not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on the Company's operating results or cash flows.

20.  LITIGATION AND CONTINGENCIES

Various lawsuits, claims and proceedings are pending against the Company.

The Company is one of a number of defendants in numerous proceedings that allege that the plaintiffs were injured from exposure to hazardous substances purportedly supplied by the Company and other defendants. The Company is also subject to a number of environmental contingencies (see Note 19, "Environmental Costs," for further detail) and is a defendant in a number of lawsuits covering a wide range of other matters. In some of these matters, the remedies sought or damages claimed are substantial. While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from management's current expectations, could have a material adverse effect on the Company's operating results or cash flows.

In 1998, management learned that Engelhard and several other companies operating in Japan had been victims of a fraudulent scheme involving base-metal inventory held in third-party warehouses in Japan. The inventory loss was approximately $40 million in 1997 and $20 million in 1998. The Company is vigorously pursuing recovery, including litigation in several cases. The most significant case, in New Jersey Superior Court, is expected to reach trial in the spring of 2002. In the first quarter of 1998, Engelhard recorded a receivable from the insurance carriers and third parties involved for approximately $20 million. This amount represented management's and counsel's best estimate of the minimum probable recovery from the various insurance policies and other parties involved in the fraudulent scheme. In 2001, the Company recovered $3.7 million, reducing the receivable discussed above to $16.3 million. The Company continues to pursue recovery from insurance and other parties.

The Company is involved in a value-added tax dispute in Peru. Management believes the Company was targeted by corrupt officials within the former Peruvian government. On December 2, 1999, Engelhard Peru, S.A., a wholly owned subsidiary, was denied refund claims of approximately $28 million. The Peruvian tax authority also determined that Engelhard Peru, S.A. is liable for approximately $63 million in refunds previously paid, fines and interest as of December 31, 1999. Interest and fines continue to accrue at rates established by Peruvian law. Engelhard Peru, S.A. is contesting these determinations vigorously, and management believes, based on consultation with counsel, that Engelhard Peru, S.A. is entitled to all refunds claimed and is not liable for these additional taxes, fines or interest. In late October 2000, a criminal proceeding alleging tax fraud and forgery related to this value-added tax dispute was initiated against two Lima-based officials of Engelhard Peru, S.A. Although Engelhard Peru, S.A. is not a defendant, it may be civilly liable in Peru if its representatives are found responsible for criminal conduct. Accordingly, Engelhard Peru, S.A. is assisting in the vigorous defense of this proceeding. Management believes the maximum economic exposure is limited to the aggregate value of all assets of Engelhard Peru, S.A., including unpaid refunds, which is approximately $30 million.

21.  SUPPLEMENTAL INFORMATION

The following table presents certain supplementary information to the Company's "Consolidated Statements of Cash Flows":

SUPPLEMENTARY CASH FLOW INFORMATION
(in millions)                                           2001      2000     1999
                                                     ---------------------------
Cash paid during the year for:
  Interest                                           $  48.7   $  61.7  $  58.7
  Income taxes                                          95.1      60.9     65.3
                                                     --------------------------
Change in assets and liabilities - source(use):
  Special and other charges                          $   7.1   $ 133.4  $     -
  Receivables                                          111.5     (79.4)   (18.1)
  Committed metal positions                            (18.6)   (143.4)    98.1
  Inventories                                          (29.2)    (22.7)    (9.7)
  Other current assets                                  18.0     (29.7)   (41.5)
  Other noncurrent assets                                8.4     (13.2)    (5.7)
  Accounts payable                                      31.5     (26.8)    18.5
  Accrued liabilities                                  (71.5)    121.1     24.8
  Noncurrent liabilities                               (20.5)     (6.0)    (4.1)
                                                     ---------------------------
Net change in assets and liabilities                 $  36.7   $ (66.7) $  62.3
                                                     ===========================

The following tables present certain supplementary information to the Company's "Consolidated Balance Sheets":

SUPPLEMENTARY BALANCE SHEET INFORMATION
Other current assets
(in millions)
                                        2001            2000
                                      -----------------------

Prepaid insurance                      $  8.1         $  6.4
Current deferred taxes                   99.9          116.8
Other                                    34.3           32.8
                                      ------------------------
Other current assets                   $142.3         $156.0
                                      ========================


Other current liabilities
(in millions)
                                        2001            2000
                                      -----------------------
Income taxes payable                   $ 79.2         $156.5
Payroll-related accruals                 77.9           89.4
Deferred revenue                         43.9            6.7
Interest payable                          3.8            9.7
Restructuring and other reserves         21.7           34.6
Environmental accrual                     7.5            5.7
Refining reserves                         6.6            8.3
Other                                   101.1          116.3
                                      -----------------------
Other current liabilities              $341.7         $427.2
                                      =======================

                        Report of Independent Accountants
                    -----------------------------------------



To the Shareholders and Board of Directors of Engelhard Corporation:

We have audited the accompanying consolidated balance sheets of Engelhard Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Engelhard Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


/s/Arthur Andersen LLP
----------------------
Arthur Andersen LLP
New York, New York
January 31, 2002



                                                            First         Second          Third         Fourth
SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)             quarter        quarter        quarter        quarter
($ in millions, except per-share amounts)               -------------------------------------------------------
2001
Net sales                                                $1,611.3       $1,471.6       $1,143.0         $871.0
Gross profit                                                166.2          173.1          168.2          155.7
Earnings before income taxes                                 69.8           80.3           80.7           74.4
Net earnings                                                 47.9           59.5           57.7           60.5
Basic earnings per share                                     0.37           0.45           0.44           0.47
Diluted earnings per share                                   0.37           0.45           0.43           0.46

2000
Net sales                                                $1,183.8       $1,419.6       $1,396.9       $1,542.3
Gross profit                                                192.0          184.0          166.7          187.5
Earnings/(loss) before income taxes                          84.7           87.4           77.5           (3.9)
Net earnings/(loss)                                          58.0           59.9           51.3           (0.9)
Basic earnings/(loss) per share                              0.46           0.47           0.41          (0.01)
Diluted earnings/(loss) per share                            0.45           0.47           0.40          (0.01)





     Results in the third and fourth quarters of 2001 include gains of $5.0 million ($3.2 million after tax) and
$0.3 million ($0.2 million after tax), respectively, on the sale of inventory accounted for under the LIFO method.

     Results in the first quarter of 2000 include a loss of $6.0 million ($4.1 million after tax) associated with the divestiture of the Company's International Dioxide, Inc. (IDI) business unit and a gain of $3.8 million ($2.5 million after tax) related to the reduction of precious metal inventories of Engelhard-CLAL.

     Results in the second quarter of 2000 include a gain of $2.9 million ($1.9 million after tax) related to the reduction of precious metal inventories of Engelhard-CLAL.

     Results in the third quarter of 2000 include a gain of $24.8 million ($17.0 million after tax) on the sale of the Company's metal-joining products business located in Warwick, Rhode Island. In addition, the Company recorded an impairment charge of $24.6 million ($16.9 million after tax) related to the write-down of goodwill and fixed assets of the Company's HexCore business unit.

     Results in the fourth quarter of 2000 include special and other charges of $109.6 million ($75.1 million after tax) for a variety of events (see Note 5, "Special and Other Charges," for further detail) and a gain of $3.9 million ($2.5 million after tax) on the sale of inventory accounted for under the LIFO method.

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

           Changes in and Disagreements with
Item 9.    Accountants on Accounting and Financial Disclosure
------     --------------------------------------------------
           Not applicable

                             PART III

Item 10.   Directors and Executive Officers of the Registrant
-------    --------------------------------------------------

           (a)  Directors -

     Information concerning directors of the Company is included under the caption "Election of Directors," "Information with Respect to Nominees and Directors Whose Terms Continue," "Share Ownership of Directors and Officers," and "Board of Directors' Meetings, Committees and Fees" in the Proxy Statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

           (b)  Executive Officers -

ARTHUR A. DORNBUSCH, II       Age 58.  Vice President, General Counsel and
                              Secretary of the Company from prior to 1994.

MARK DRESNER                  Age 50. Vice President of Corporate Communications
                              effective December 17, 1998.  Director of
                              Corporate Communications from October 1995 to
                              December 1998.

JOHN C. HESS                  Age 49.  Vice President, Human Resources effective
                              August 1, 1997. Director of Human Resources for the Process Technologies Group (formerly the
                              Chemical Catalyst Group) from November 1995 to
                              July 1997.

PETER B. MARTIN               Age 62.  Vice President, Investor Relations
                              effective June 18, 1997.  Vice President, Investor
                              Relations, W.R. Grace & Company prior thereto.

BARRY W. PERRY *              Age 55.  Chairman and Chief Executive Officer of
                              the Company since January 2001.  President and
                              Chief Operating Officer from 1997 until 2001,
                              Group Vice President and General Manager of the
                              Appearance and Performance Technologies Group
                              (formerly the Pigments and Additives Group) prior thereto. Mr. Perry is also a director of Arrow Electronics, Inc. and Cookson Group plc.

PETER R. RAPIN                Age 47.  Treasurer effective July 8, 1998.
                              Assistant Treasurer from July 1995 to July 1998.

MICHAEL A. SPERDUTO           Age 44. Vice President and Chief Financial Officer
                              of the Company effective August 2, 2001.
                              Controller of the Company from August 1999 to August 2001. Vice President-Finance from July
                              1998 to August 1999.  Treasurer prior thereto.

* Also a director of the Company

     Officers of the Company are elected at the meeting of the Board of Directors held in May of each year after the annual meeting of shareholders and serve until their successors shall be elected and qualified and shall serve as such at the pleasure of the Board.

Item 11.   Executive Compensation
-------    ----------------------
     Information concerning executive compensation is included under the captions "Executive Compensation and Other Information," "Pension Plans," "Employment Contracts, Termination of Employment and Change in Control Arrangements" and the "Performance Graph" of the Proxy Statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

           Security Ownership of Certain
Item 12.   Beneficial Owners and Management
-------    --------------------------------
     Information concerning security ownership of certain beneficial owners and management is included under the captions "Information as to Certain Shareholders" and "Share Ownership of Directors and Officers" of the Proxy Statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

           Certain Relationships
Item 13.   and Related Transactions
-------    ------------------------
     Information concerning certain transactions is included under the caption "Certain Transactions" of the Proxy Statement for the 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

                                     PART IV

           Exhibits, Financial Statement
Item 14.   Schedules and Reports on Form 8-K                              Pages
-------    ---------------------------------                              -----

(a)        (1) Financial Statements and Schedules

               Report of Independent Accountants                            66

               Consolidated Statements of Earnings for each of the          28
               three years in the period ended December 31, 2001

               Consolidated Balance Sheets at December 31, 2001 and 2000    29

               Consolidated Statements of Cash Flows for each of the        30
               three years in the period ended December 31, 2001

               Consolidated Statements of Shareholders' Equity for each     31
               of the three years in the period ended December 31, 2001

               Notes to Consolidated Financial Statements                 32-65

           (2) Financial Statement Schedules

               Consolidated financial statement schedules not filed herein have been omitted either because they are not applicable or the required information is shown in the Notes to Consolidated Financial Statements in this Form 10-K.


 (b) There were no reports on Form 8-K filed during the year ended December 31, 2001.

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

 (3)     (g) Certificate of Designation relating to Series A Junior      *
         Participating Preferred Stock, filed with the State of Delaware, Office of the Secretary of State on November 12, 1998 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 19, 1999).

 (3)     (h) Article II, Section 8 of the By-Laws of the Company as      *
         amended March 1, 2001 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 30, 2001).

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

 (10)(r)  Engelhard Corporation Stock Option Plan of 1991 -              *
          conformed copy includes amendments through
          September 1998 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 19, 1999).

 (10)(s)  Rights Agreement, dated as of October 1, 1998 between the      *
          Company and ChaseMellon Shareholder Services, l.l.c., as
          Rights Agent (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 29, 1998).

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

(10)(ad)  Amendment to Key Employees Stock Bonus Plan of Engelhard        *
          Corporation, effective December 16, 1999 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 28, 2000).

(10)(ae)  Amendment to Engelhard Corporation Stock Option Plan of         *
          1991, effective December 16, 1999 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 28, 2000).

(10)(af)  Engelhard Corporation Stock Option Plan of 1999 for             *
          Certain Key Employees, effective December 16, 1999
          (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 28, 2000).

(10)(ag)  Amendment to Engelhard Corporation Stock Option Plan of         *
          1999 For Certain Key Employees (Non section 16 (B)
          Officers), effective February 1, 2001 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 30, 2001).

(10)(ah)  Amendment to Engelhard Corporation Stock Option Plan of         *
          1991, effective February 1, 2001 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 30, 2001).

(10)(ai)  Amendment to Engelhard Corporation Stock Option Plan of         *
          1999 For Certain Key Employees (Non Section 16 (B)
          Officers), effective March 1, 2001 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 30, 2001).

                                                                        Pages
                                                                        -----
(10)(aj)  Amendment to Engelhard Corporation Stock Option Plan of         *
          1991, effective March 1, 2001 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 30, 2001).

(10)(ak)  Amendment to Engelhard Corporation Directors Stock Option       *
          Plan, effective March 1, 2001 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 30, 2001).

(10)(al)  Supplemental Retirement Trust Agreement, effective              *
          December, 1998 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 30, 2001).

(10)(am)  Annual Restricted Cash Incentive Compensation Plan,             *
          effective December 15, 2000 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 30, 2001).

(10)(an)  Deferred Compensation Plan For Key Employees of                 *
          Engelhard Corporation effective August 1, 1985 - conformed copy includes amendments through February 2001 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 30, 2001).

(10)(ao)  Consulting agreement for Orin R. Smith (incorporated by         *
          reference to Form 10-Q filed with the Securities and Exchange Commission on May 15, 2001).

(10)(ap)  Amendment to Key Employees Stock Bonus Plan of Engelhard        *
          Corporation, effective August 2, 2001 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001).

(10)(aq)  Employment agreement for Barry W. Perry, effective              *
          August 2, 2001 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001).

(10)(ar)  Amendment to Deferred Compensation Plan for Key Employees       *
          of Engelhard Corporation, effective October 4, 2001
          (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 9,2001).

                                                                        Pages
                                                                        -----
(10)(as)  Amendment to Retirement Plan For Directors of Engelhard         *
          Corporation, effective April 2000. (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 30, 2001).

(10)(at)  Amendment to Deferred Compensation Plan for Directors of      81-82
          Engelhard Corporation, effective December 13, 2001.

(10)(au)  Amendment to Engelhard Corporation Directors and              83-84
          Executives Deferred Compensation Plan (1986-1989), effective December 13, 2001.

(10)(av)  Amendment to Engelhard Corporation Directors and              85-86
          Executives Deferred Compensation Plan (1990-1993), effective December 13, 2001.

(10)(aw)  Amendment to Employment Agreement for Barry W. Perry,         87-88
          effective February 13, 2002.

(10)(ax)  Amendment to Supplemental Retirement Program of
          Engelhard Corporation, effective February 1, 2001.            89-90

(10)(ay)  Amendment to Engelhard Corporation Stock Option Plan
          of 1991, effective March 7, 2002.                             91-92

(10)(az)  364-Day Credit Agreement dated as of May 11, 2001.            93-146

(10)(ba)  Five-Year Credit Agreement dated as of May 11, 2001.         147-213

(12)      Computation of the Ratio of Earnings to Fixed Charges.       214-215

(21)      Subsidiaries of the Registrant.                              216-218

(23)      Consent of Independent Accountants.                          219-220

(24)      Powers of Attorney.                                          221-227

(99)      Letter regarding independent public accountants, dated
          as of March 21, 2002.                                        228-229

                                   Signatures
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Iselin, New Jersey on the 21st day of March 2002.


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


      Signature                        Title                       Date
      ---------                        -----                       ----


/s/ Barry W. Perry           Chairman and Chief Executive      March 21, 2002
-------------------------    Officer & Director
    Barry W. Perry           (Principal Executive Officer)



/s/ Michael A. Sperduto      Vice President and                March 21, 2002
-------------------------    Chief Financial Officer
    Michael A. Sperduto      (Chief Accounting Officer)

           *                            Director              March 21, 2002
---------------------------
     Marion H. Antonini


           *                            Director              March 21, 2002
--------------------------
     James V. Napier


           *                            Director              March 21, 2002
--------------------------
      Norma T. Pace


           *                            Director              March 21, 2002
-------------------------
     Orin R. Smith


           *                            Director              March 21, 2002
-------------------------
    Reuben F. Richards


           *                            Director              March 21, 2002
-------------------------
    Douglas G. Watson



*   By this signature below, Arthur A. Dornbusch, II has signed this Form
    10-K as attorney-in-fact for each person indicated by an asterisk pursuant to duly executed powers of attorney filed with the Securities and Exchange Commission included herein as Exhibit 24.

/s/ Arthur A. Dornbusch, II                                   March 21, 2002
---------------------------
    Arthur A. Dornbusch, II

                                EXHIBIT (10)(at)

                     Amendment to Deferred Compensation Plan
                     for Directors of Engelhard Corporation
                     ----------------------------------------

                                  AMENDMENT TO
                         DEFERRED COMPENSATION PLAN FOR
                       DIRECTORS OF ENGELHARD CORPORATION

     The Deferred Compensation Plan for Directors of Engelhard Corporation (the "Plan") is amended as follows, effective December 13, 2001.

     1. Section 6 of the Plan is amended by adding the following after the fifth sentence thereof:

     "A Director who has attained age 70 may make a one-time election to change his payment election with respect to all of his benefits payable hereunder (an "Age 70 Election"); provided, however, that the Age 70 Election shall not become effective prior to the first anniversary of the date the Age 70 Election is made (and prior to such time the Director's existing payment election shall remain in effect); and provided further, however, that the Age 70 Election shall be effective only if (i) the election is made after the Director has attained age 70, (ii) the Board has approved the Age 70 Election, (iii) no prior Age 70 Election has been made by the Director, and (iv) the Director has agreed with the Company that, if nominated and elected, he will continue to serve as a Director of the Company for at least one year following the date of the Age 70 Election. The Age 70 Election shall specify the calendar year in which payments (including delivery of previously deferred stock awards) will commence and the number of installment payments or deliveries, up to ten. Any such annual installment payments shall be payable in January of each payment year, beginning with the calendar year specified in the Age 70 Election."

                                EXHIBIT (10)(au)

                       Amendment to Engelhard Corporation
                 Directors and Executives Deferred Compensation
                                Plan (1986-1989)
                 ----------------------------------------------

                                  AMENDMENT TO
                             ENGELHARD CORPORATION
                            DIRECTORS AND EXECUTIVES
                           DEFERRED COMPENSATION PLAN

                                  (1986-1989)



     The Engelhard Corporation Directors and Executives Deferred Compensation Plan [1986-1989] (the "Plan") is amended as follows, effective December 13, 2001.

     1. Section 3 of the Plan is amended by adding the following paragraph after the third paragraph thereof:

     "A participant who has attained age 70 and whose deferrals under this Plan were made as a nonemployee director of the Company may elect by written election to Engelhard (an "Age 70 Election") to irrevocably change the date of commencement of payments hereunder; provided, however, that the Age 70 Election shall not become effective prior to the first anniversary of the date the Age 70 Election is made (and prior to such time the nonemployee director's existing payment election shall remain in effect); and provided further, however, that the Age 70 Election shall be effective only if (i) the election is made after the nonemployee director has attained age 70, (ii) the Board has approved the Age 70 Election, (iii) no prior Age 70 Election has been made by the nonemployee director, and (iv) the nonemployee director has agreed with the Company that, if nominated and elected, he will continue to serve as a director of the Company for at least one year following the date of the Age 70 Election. The number of Supplemental Retirement Benefit payments to a nonemployee director shall not change as a result of the Age 70 Election. However, the amount of the Supplemental Retirement Benefit payments shall be adjusted to provide an actuarially equivalent benefit."

     2. The second sentence of Section 5 of the Plan is amended to read as follows:

     "However, if a participant makes an effective Additional Deferral Election or Age 70 Election pursuant to Section 3 hereof, his Supplemental Retirement Benefits shall be adjusted in order to provide an actuarially equivalent benefit."

                                EXHIBIT (10)(av)

                       Amendment to Engelhard Corporation
                            Directors and Executives
                           Deferred Compensation Plan
                                  (1990-1993)
                       ----------------------------------

                                  AMENDMENT TO
                              ENGELHARD CORPORATION
                            DIRECTORS AND EXECUTIVES
                           DEFERRED COMPENSATION PLAN

                                  (1990-1993)

     The Engelhard Corporation Directors and Executives Deferred Compensation Plan [1990-1993] (the "Plan") is amended as follows, effective December 13, 2001.

     1. Section 3 of the Plan is amended by adding the following paragraph after the third paragraph thereof:

     "A participant who has attained age 70 and whose deferrals under this Plan were made as a nonemployee director of the Company may elect by written election to Engelhard (an "Age 70 Election") to irrevocably change the date of commencement of payments hereunder; provided, however, that the Age 70 Election shall not become effective prior to the first anniversary of the date the Age 70 Election is made (and prior to such time the nonemployee director's existing payment election shall remain in effect); and provided further, however, that the Age 70 Election shall be effective only if (i) the election is made after the nonemployee director has attained age 70, (ii) the Board has approved the Age 70 Election, (iii) no prior Age 70 Election has been made by the nonemployee director, and (iv) the nonemployee director has agreed with the Company that, if nominated and elected, he will continue to serve as a director of the Company for at least one year following the date of the Age 70 Election. The number of Supplemental Retirement Benefit payments to a nonemployee director shall not change as a result of the Age 70 Election. However, the amount of the Supplemental Retirement Benefit payments shall be adjusted to provide an actuarially equivalent benefit."

     2. The second sentence of Section 5 of the Plan is amended to read as follows:

     "However, if a participant makes an effective Additional Deferral Election or Age 70 Election pursuant to Section 3 hereof, his Supplemental Retirement Benefits shall be adjusted in order to provide an actuarially equivalent benefit."

                                EXHIBIT (10)(aw)

                                  Amendment to
                              Employment Agreement
                               for Barry W. Perry
                           -------------------------

February 13, 2002

Mr. Barry W. Perry

Re: Special Stock Option
and Stock Bonus Awards

Dear Barry:

Reference is made to Section 7 of the Employment Agreement, dated as of August 2, 2001, between you and Engelhard Corporation (the "Employment Agreement") which provides for special grants of stock options and stock bonus awards to you on January 7, 2002, provide the conditions stated therein are met.

In order to more accurately reflect the understanding of the parties to the Employment Agreement with respect to the computation of the amount of stock options and stock bonus awards to be made pursuant to Section 7 thereof,
Section 7(a)(iii) of the Employment Agreement is amended to read as follows:

     "The number of shares of Company common stock subject to the stock option and stock bonus awards shall be computed by first determining the excess of the total return (stated as a percentage) of the Company's common stock for calendar year 2001 (computed by comparing the Average Share Price to the closing price per share of Company common stock on December 31, 2000 and ignoring dividends on the Company common stock) over the total return (stated as a percentage and assuming reinvestment of dividends) of the All S&P Chemicals Index for calendar year 2001
     (the "Excess Total Return Percentage"). The Total Grant Value for the awards will then be determined by multiplying the number of shares of issued and outstanding common stock of the Company on December 31, 2001 by the opening share price on such date and then multiplying that product by 0.0025 times the Excess Total Return Percentage (stated as a decimal)."

The conditions to the grant of stock option and stock bonus awards pursuant to Section 7 of the Employment Agreement have been met, with the result that options to purchase 84,000 shares of Company common stock and a stock bonus award in the amount of 29,300 shares of Company common stock have been granted to you on January 7, 2002.

Please indicate your acknowledgement of, and agreement to, the foregoing by signing below and returning a copy of this letter to Arthur A. Dornbusch, II.

Sincerely,


/s/Marion H. Antonini
---------------------
Marion H. Antonini,
Chairman Stock Option/Stock
Bonus Committee


Acknowledged and Agreed
to this 13th day of February, 2002


/s/Barry W. Perry
-----------------
Barry W. Perry

                                EXHIBIT (10)(ax)

                                  Amendment to
                            Supplemental Retirement
                                   Program of
                             Engelhard Corporation
                       ---------------------------------

                                 AMENDMENT TO
                        SUPPLEMENTIAL RETIREMENT PROGRAM
                            OF ENGELHARD CORPORATION

     The Supplemental Retirement Program of Engelhard Corporation (the "Plan") is amended as follows, effective as the dates set forth below.

     1. Schedule B of the Plan is amended, effective as of January 1, 2001, to add at the end thereof the name "Barry W. Perry" in the Name column and the number "5" in the Number-of-Years column.

     2. Section 5 of the Plan is amended, effective as of January 1, 2000, to add new paragraph (h) as follows:

     "(h) Anything in this Supplemental Retirement Program to the contrary nothwithstanding, if the present value of the benefits payable to the employee under the Excess Benefit Plan and the Supplemental Executive Retirement Plan, determined in accordance with the actuarial assumptions used for determing lump sum benefits under the Pension Plan as in effect on the Pension Distribution Date (as defined in subparagraph (1) of paragraph (b) above), shall be less than $10,000, the present value of such benefits shall be paid in a single sum as soon as practicable following the employee's Severance from Service Date."

                                EXHIBIT (10)(ay)

                                  AMENDMENT TO
                             ENGELHARD CORPORATION
                           STOCK OPTION PLAN OF 1991
                       ----------------------------------

                                  AMENDMENT TO
                             ENGELHARD CORPORATION
                           STOCK OPTION PLAN OF 1991

     The Engelhard Corporation Stock Option Plan of 1991 (the "Plan") is amended as set forth below, effective as of March 7, 2002.

     1. Sections 6 of the Plan is amended to read as follows:

     "6 Duration. Unless sooner terminated by the Board of Directors, the Plan shall terminate on, and no option shall be granted hereunder after June 30, 2003."

     2. The first sentence of Section 7 (c) is amended to replace "June 30, 2002" with "June 30, 2003."

                                EXHIBIT (10)(az)

                            364-DAY CREDIT AGREEMNET
                            ------------------------

                                                       EXECUTION COPY

          ------------------------------------------------------------

                             ENGELHARD CORPORATION

                             ---------------------

                            364-DAY CREDIT AGREEMENT

                            Date as of May 11, 2001

                             ----------------------

                           THE CHASE MANHATTAN BANK,

                            As Administrative Agent

                           JPMORGAN SECURITIES INC.,

                       as Lead Arranger and Book Manager

                   BANK OF TOKYO-MITSUBISHI TRUST COMPANY and
                              WACHOVIA BANK, N.A.,

                            as Documentation Agents

                                COMMERZBANK AG,

                              as Syndication Agent

            and Each of the Bank Listed on the Signature Pages Hereof
            ---------------------------------------------------------

   CREDIT AGREEMENT dated as of May 11, 2001, between ENGELHARD CORPORATION, a corporation duly organized and validly existing under the laws of the State of Delaware (the "Company"); each of the lenders that is a signatory hereto identified under the caption "BANKS" on the signature pages hereto and each lender that becomes a "Bank" after the date hereof pursuant to Section 11.06(b) hereof (individually, a "Bank" and, collectively, the "Banks"), THE CHASE MANHATTAN BANK, as agent for the Banks (in such capacity, together with its successors in such capacity, the "Administrative Agent"), JPMORGAN SECURITIES INC., as lead arranger and book manager for the Banks (in such capacity, together with its successors in such capacity, the "Arranger"), BANK OF TOKYO-MITSUBISHI TRUST COMPANY and WACHOVIA BANK, N.A., as documentation agents for the Banks (in such capacity, together with their successors in such capacity, the "Documentation Agents"), COMMERZBANK AG, as syndication agent for the Banks (in such capacity, together with its successors in such capacity, the "Syndication Agent").

     The Company has requested that the Banks make loans to it in an aggregate principal amount not exceeding $400,000,000 (as the same may be reduced pursuant to Section 2.04(b) hereof) at any one time outstanding by way of Syndicated Loans (which may be Eurodollar Loans or Base Rate Loans) and/or pursuant to a competitive bid option providing for Competitive Bid Loans (which may be LIBOR Bid Loans or Absolute Rate Loans) and the Banks are prepared to make such loans upon and subject to the terms and conditions hereof. Accordingly, the parties hereto agree as follows:

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

     "Affiliate" means, with respect to a specified Person, another Person that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the Person specified.

     "Aggregate Permitted Amount" shall mean $50,000,000.

     "applicable Facility Fee Rate", "Applicable Margin" and "Applicable Utilization Fee Rate" shall mean, during any period when any of the Rating Groups specified below is in effect, the percentage set forth below opposite the reference to such fee or to the relevant Type of Syndicated Loan:

                     Rating      Rating      Rating     Rating      Rating
                     Group 1     Group II    Group III  Group IV    Group V
                     -------------------------------------------------------
Applicable Facility
 Fee Frate           0.070%p.a.  0.080%p.a. 0.090%p.a.  0.125%p.a. 0.175%p.a

Applicable Margin    0.180%p.a.  0.295%p.a. 0.410%p.a.  0.500%p.a. 0.575%p.a.

Applicable Utiliation
 Fee Rate            0.050%p.a.  0.075%p.a. 0.100%p.a.  0.125%p.a. 0.125%p.a.


     Any change in the Applicable Facility Fee Rate, the Applicable Margin or the Applicable Utilization Fee Rate by reason of a change in the Moody's Rating or the Standard & Poor's Rating (or a Substitute Rating) shall become effective on the date of announcement or publication by the respective Rating Agency of a change in such Rating or, in the absence of such announcement or publication, on the effective date of such changed rating.

     "Applicable Percentage" shall mean, with respect to any Bank, the percentage of the total Commitments represented by such Bank's Commitment. If the Commitments have terminated or expired, the Applicable Percentages shall be determined based upon the Commitments most recently in effect, giving effect to any assignments.

     "Asset Disposition" shall mean any sale, transfer or other disposition of any property or asset of the Company which is outside of the ordinary course of its business; provided that Asset Disposition shall not include any such single sale, transfer or disposition which results in Net Cash Proceeds to the Company of $5,000,000 or less.

     "Assignment and Acceptance" shall mean an agreement in the form of Exhibit E hereto.

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

     "Change in Control" shall have the meaning assigned to such term in Section 9(j) hereof.

     "Chase" shall mean The Chase Manhattan Bank, and its successors.

     "Class" shall have the meaning assigned to such term in Section 1.03 hereof.

     "Closing Date" shall mean the date hereof.

     "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

     "Commitment" shall mean, as to each Bank, the obligation of such Bank to make Syndicated Loans pursuant to Section 2.01 hereof, in an aggregate principal amount at any one time outstanding up to but not exceeding the amount set opposite the name of such Bank on Schedule I hereof under the caption "Commitment" or, in the case of a Person that becomes a Bank pursuant to an assignment permitted under Section 11.06(b) hereof, as specified in the respective instrument of assignment pursuant to which such assignment is effected (in each case, as the same may be reduced at any time or from time to time pursuant to Section 2.04 or 11.06 hereof or increased pursuant to Section
5.06 hereof).

     "Commitment Termination Date" shall mean the date which is 364 days after the Closing Date; provided that if such date is not a Business Day, the Commitment Termination Date shall be the immediately preceding Business Day.

     "Competitive Bid Borrowing" shall have the meaning assigned to such term in
Section 2.03(b) hereof.

     "Competitive Bid Loans" shall mean the loans provided for by Section 2.03 hereof.

     "Competitive Bid Note" shall mean the promissory note requested by a Bank pursuant to Section 2.08(d) hereof for its Competitive Bid Loans and all promissory notes delivered in substitution or exchange therefor, in each case as the same shall be modified and supplemented and in effect from time to time.

     "Competitive Bid Quote" shall mean an offer in accordance with Section 2.03(c) hereof by a Bank to make a Competitive Bid Loan with one single specified interest rate.

     "Competitive Bid Quote Request" shall have the meaning assigned to such term in Section 2.03(b) hereof.

     "Confidentiality Agreement" shall mean an agreement substantially in the form of Exhibit D hereto.

     "Consolidated Tangible Net Worth" shall mean the excess of (i) the consolidated net book value of the assets of the Company and its Subsidiaries (other than patents, patent rights, trademarks, trade names, franchises, copyrights, licenses, permits, goodwill and other intangible assets classified as such in accordance with GAAP) after all appropriate deductions in accordance with GAAP (including, without limitation, reserves for doubtful receivables, obsolescence, depreciation and amortization) plus the amounts, if any, by which the market value of precious metals inventories and investments exceeds the carrying value of those metals on the consolidated books of account of the Company, in each case, computed and consolidated in accordance with GAAP over
(ii) Total Debt.

     "Continuation", "Continue" and "Continued" shall refer to the continuation pursuant to Section 2.09 hereof of a Eurodollar Loan from one Interest Period to the next Interest Period.

     "Contract" shall mean any agreement or transaction (other than for obligations incurred in connection with the borrowing of money or the obtaining of advances or credit) entered into by the Company or any of its Subsidiaries in the ordinary course of its business and not for the purpose of speculation, including, without limitation, any agreement or transaction relating to any currency or commodity regularly used or traded by the Company or any of its Subsidiaries, including sale, purchase or entry into any swap agreement in respect of a notional quantity; sale or purchase of any contract for future delivery; or sale or purchase of any put or call option in respect of any such currency or commodity.

     "Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ability to exercise voting power, by contract or otherwise. "Controlling" and "Controlled" have meanings correlative thereto.

     "Conversion", "Convert" and "Converted" shall refer to a conversion pursuant to Section 2.09 hereof of one Type of Syndicated Loan into another Type of Syndicated Loan, which may be accompanied by the transfer by a Bank (at its sole discretion) of a Loan from one lending office to another.

     "Debt" of any Person means, without duplication, (a) all indebtedness of such Person for borrowed money, (b) all obligations of such Person with respect to reimbursement obligations relating to letters of credit issued for the account of such Person and drawn upon by the applicable beneficiary and not repaid by such Person, (c) all obligations of such Person evidenced by notes, bonds, debentures or other similar instruments, and(d) all obligations of such Person as lessee under leases which are capitalized in accordance with GAAP.

     "Default" shall mean an Event of Default or an event that with notice or lapse of time or both would become an Event of Default.

     "Dollars" and "$" shall mean lawful money of the United States of America.

     "Domestic Subsidiary" shall mean any Subsidiary of the Company that is organized under the laws of any State of the United States of America.

     "EBITDA" shall mean, for any period, the sum, determined on a consolidated basis without duplication, of the Company's and its consolidated Subsidiaries':
(i) net earnings from continuing operations (or net loss), but excluding from such amount any equity income (or loss) of Affiliates and the gain (or loss) on the sale of long-term investments, (ii) interest expense, (iii) income tax expense, (iv) depreciation expense, (v) amortization and depletion expense, and
(vi) all other non-cash charges, in each case determined in accordance with GAAP for such period, provided that with respect to each of the items set forth in clauses (i) through (vi) above, any extraordinary amounts shall be excluded from the relevant calculations.

     "Environmental Laws" shall mean all laws, rules, regulations, codes, ordinances, orders, decrees, judgments, injunctions or binding agreements issued, promulgated or entered into by any Governmental Authority, relating to the environment, preservation or reclamation of natural resources, including those relating to the management, release or threatened release of any Hazardous Material.

     "Environmental Liability" shall mean any liability (including any liability for damages, costs of environmental remediation, fines, penalties or indemnities) of the Company or any Subsidiary based upon (a) violation of any Environmental Law, (b) the generation, use, handling, transportation, storage, treatment or disposal of any Hazardous Materials, (c) exposure to any Hazardous Materials, (d) the release or threatened release of any Hazardous Materials into the environment or (e) any contract, agreement or other consensual arrangement pursuant to which liability is assumed or imposed with respect to any of the foregoing.

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

     "Fitch IBCA" shall mean Fitch IBCA Duff & Phelps, or any successor thereto.

     "Fixed Rate Loans" shall mean Eurodollar Loans and Competitive Bid Loans (other than Absolute Rate Loans).

     "GAAP" shall mean generally accepted accounting principles applied on a basis consistent with those that, in accordance with the last sentence of
Section 1.02(a) hereof, are to be used in making the calculations for purposes of determining compliance with this Agreement.

     "Governmental Authority" shall mean the government of the United States of America, any other nation or any political subdivision thereof, whether state or local, and any agency, authority, instrumentality, regulatory body or court or other entity exercising executive, legislative, judicial, taxing, regulatory or administrative powers or functions of government.

     "Granting Lender" shall have the meaning assigned to such term in Section
11.05 hereof.

     "Hazardous Materials" shall mean all explosive or radioactive substances or wastes and all hazardous or toxic substances, wastes or other pollutants, including petroleum or petroleum distillates, asbestos or asbestos containing materials, polychlorinated biphenyls, radon gas, infectious or medical wastes and all other substances or wastes of any nature, in each case as regulated pursuant to any Environmental Law.

     "Interest Period" shall mean:

     (a) with respect to any Eurodollar Loan, each period commencing on the date such Eurodollar Loan is made or Converted from a Loan of another Type or (in the event of a Continuation) the last day of the next preceding Interest Period for such Loan and ending on the numerically corresponding day in the first, second, third, sixth or, if agreed by all of the Banks, ninth or twelfth calendar month thereafter, or any other period to which all the Banks have consented, as the Company may select as provided in Section 4.05 hereof, provided that each Interest Period that commences on the last Business Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month;

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

     "Lender Affiliate" shall mean:

     (a) with respect to any Bank, any entity (whether a corporation, partnership, trust or otherwise) which is not an Affiliate, but that is engaged in making, purchasing, holding or otherwise investing in bank loans and similar extensions of credit in the ordinary course of its business and is administered or managed by such Bank or an Affiliate of such Bank; and

     (b) with respect to any Bank that is a fund which invests in bank loans and similar extensions of credit, any other fund that is not an Affiliate and invests in bank loans and similar extensions of credit and is managed by the same investment advisor as such Bank or by an Affiliate of such investment advisor.

     "LIBO Margin" shall have the meaning assigned to such term in Section 2.03(c)(ii)(C) hereof.

     "LIBOR Auction" shall mean a solicitation of Competitive Bid Quotes setting forth Eurodollar Rates pursuant to Section 2.03 hereof.

     "LIBOR Bid Loans" shall mean Competitive Bid Loans the interest rates in which are determined on the basis of Eurodollar Rates pursuant to a LIBOR Auction.

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

     "Loans" shall mean Syndicated Loans and Competitive Bid Loans.

     "Long-Term Debt Incurrence" means any issuance or sale or other incurrence by the Company or any of its Subsidiaries of any Debt for borrowed money which results in Net Cash Proceeds to the Company in excess of $100,000,000 which (x) by its terms is not required to be repaid in full within one year from the date of such issuance, sale or other incurrence, or (y) would otherwise be required to be characterized as long-term debt in accordance with GAAP.

     "Majority Banks" shall mean Banks having more than 50% of the aggregate amount of the Commitments or, if the Commitments shall have terminated, Banks holding more than 50% of the aggregate unpaid principal amount of the Revolving Credit Exposure.

     "Moody's" shall mean Moody's Investors Service, Inc. or any successor thereto.

     "Moody's Rating" shall mean, as of any date, the rating most recently announced or published by Moody's relating to the unsecured, long-term, senior debt securities of the Company then outstanding.

     "Multiemployer Plan" shall mean a multiemployer plan defined as such in
Section 3(37) of ERISA to which contributions have been made by the Company or any ERISA Affiliate and that is covered by Title IV of ERISA.

     "Named Persons" shall have the meaning assigned to such term in Section
11.03 hereof.

     "Net Cash Proceeds" means, with respect to any Asset Disposition or Long-Term Debt Incurrence by the Company, the aggregate amount of cash received from time to time (whether as initial consideration or through payment or disposition of deferred consideration) in connection with such transaction after deducting therefrom only (without duplication) (i) brokerage commissions, underwriting fees and discounts, legal fees, finder's fees and other direct expenses actually paid which, if not in a customary amount, were negotiated on an arm's length basis with the recipient thereof, (ii) the amount of taxes payable in connection with or as a result of such transaction, (iii) the amount of any Debt secured by a Lien on such asset that is required to be repaid upon such disposition, in each case to the extent, but only to the extent, that the amounts so deducted are, at the time of receipt of such cash, actually paid to a Person that is not an Affiliate of such Person and are properly attributable to such transaction or to the asset that is the subject thereof and (iv) the amount to be used to replace any such asset.

     "Notes" shall mean any promissory note issued by the Company pursuant to
Section 2.08(d) hereof and which Notes may be Syndicated Notes or Competitive Bid Notes.

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

     "Post-Default Rate" shall mean a rate per annum equal to one percent (1%) plus the Base Rate as in effect from time to time, provided that, with respect to principal of a Fixed Rate Loan that shall become due (whether at stated maturity, by acceleration, by optional or mandatory prepayment or otherwise) on a day other than the last day of the Interest Period therefor, the "Post-Default Rate" shall be a rate per annum equal to, for the period from and including such due date to but excluding the last day of such Interest Period, one percent (1%) plus the interest rate for such Loan as provided in Section 3.02 hereof and, thereafter, the rate provided for above in this definition.

     "Prime Rate" shall mean the rate of interest from time to time announced by Chase at its principal office as its prime commercial lending rate.

     "Principal Subsidiary" shall mean any Subsidiary of the Company having total assets as of the end of such fiscal year equal to or greater than 5% of the consolidated total assets of the Company and its Subsidiaries as of the end of the most recent fiscal year of the Company.

     "Property" shall mean any right or interest in or to property of any kind whatsoever, whether real, personal or mixed and whether tangible or intangible.

     "Quarterly Dates" shall mean the last Business Day of March, June, September and December in each year, the first of which shall be the first such day after the Closing Date.

     "Quotation Date" shall have the meaning assigned to such term in Section 2.03(b)(v) hereof.

     "Rating" shall mean the Moody's Rating or the Standard & Poor's Rating; provided that, the Company may substitute a Substitute Rating for either (but not both) the Moody's Rating or the Standard & Poor's Rating (i.e. either the Moody's Rating or the Standard & Poor's Rating must at all times be a Rating).

     "Rating Agency" shall mean Moody's, Standard & Poor's or Fitch IBCA, as the case may be.

     "Rating Group" shall mean any of Rating Group I, Rating Group II, Rating Group III, Rating Group IV and Rating Group V.

     "Rating Group I" shall be in effect when the Moody's Rating is at or above A2 (or a Substitute Rating is at or above the corresponding level) or the Standard & Poor's Rating is at or above A (or a Substitute Rating is at or above the corresponding level); "Rating Group II" shall be in effect when (a) the Moody's Rating is at or above A3 (or a Substitute Rating is at or above the corresponding level) or the Standard & Poor's Rating is at or above A- (or a Substitute Rating is at or above the corresponding level) and (b) Rating Group I is not in effect; "Rating Group III" shall be in effect when (a) the Moody's Rating is at or above Baal (or a Substitute Rating is at or above the corresponding level) or the Standard & Poor's Rating is at or above BBB+ (or a Substitute Rating is at or above the corresponding level) and (b) neither Rating Group I nor Rating Group II is in effect; "Rating Group IV" shall be in effect when (a) the Moody's Rating is at or above Baa2 (or a Substitute Rating is at or above the corresponding level) or the Standard & Poor's Rating is at or above BBB (or a Substitute Rating is at or above the corresponding level) and (b) none of Rating Group I, Rating Group II or Rating Group III is in effect; and "Rating Group V" shall be in effect when none of Rating Group I, Rating Group II, Rating Group III or Rating Group IV is in effect; provided that, (A) if the Moody's Rating (or a Substitute Rating) and the Standard & Poor's Rating (or a Substitute Rating) fall into different Rating levels and one of such Ratings is no more than one Rating level lower than the other of such Ratings, then the applicable Rating Group shall be based upon the higher of such Ratings, (B) if the Moody's Rating (or a Substitute Rating) and the Standard & Poor's Rating (or a Substitute Rating) fall into different Rating levels and one of such Ratings is two Rating levels lower than the other of such Ratings, then the applicable Rating Group shall be based upon a hypothetical Rating that would fall into the Rating level that is one lower than the Rating level into which the higher of such Ratings falls and (C) the Company may substitute a Substitute Rating for either (but not both of) the Moody's Rating or the Standard & Poor's Rating (i.e., either the Moody's Rating or the Standard & Poor's Rating must at all times be used to determine which Rating Group is then in effect).

     "Reference Banks" shall mean Chase, Citibank, N.A., and Bank of New York.

     "Regulations A, D and U" shall mean, respectively, Regulations A, D and U of the Board of Governors of the Federal Reserve System (or any successor), as the same may be modified and supplemented and in effect from time to time.

     "Related Parties" means, with respect to any specified Person, each of its officers, directors and employees.

     "Reportable Event" shall mean any reportable event as defined in Section 4043(c) of ERISA, other than a reportable event as to which provision for 30-day notice to the PBGC would be waived under applicable regulations had the regulations in effect on the Closing Date been in effect on the date of occurrence of such reportable event.

     "Revolving Credit Exposure" means, with respect to any Bank at any time, the outstanding principal amount of such Bank's Syndicated Loans at such time.

     "SPC" shall have the meaning assigned to such term in Section 11.05 hereof.

     "Standard & Poor's" shall mean Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc., or any successor thereto.

     "Standard & Poor's Rating" shall mean, as of any date, the rating most recently announced or published by Standard & Poor's relating to the unsecured, long-term, senior debt securities of the Company then outstanding.

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

     "Substitute Rating" shall mean, as of any date, the rating most recently announced or published by Fitch IBCA relating to the unsecured, long-term, senior debt securities of the Company then outstanding.

     "Syndicated Loans" shall mean the loans provided for by Section 2.01 hereof, which may be Base Rate Loans and/or Eurodollar Loans.

     "Syndicated Note" shall mean the promissory note requested by a Bank for its Syndicated Loans pursuant to Section 2.08(d) hereof and all promissory notes delivered in substitution or exchange therefor, in each case as the same shall be modified and supplemented and in effect from time to time.

     "Term Loan Maturity Date" shall have the meaning assigned to such term in
Section 2.10 hereof.

     "Term-Out Period" shall have the meaning assigned to such term in Section
2.10 hereof.

     "Total Debt" shall mean, as at any date, the consolidated liabilities of the Company and its consolidated Subsidiaries (including tax and other proper accruals but excluding the accumulated postretirement benefit obligation resulting from the application of the provisions of FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

     "Type" shall have the meaning assigned to such term in Section 1.03 hereof.

     "Withdrawal Liability" shall have the meaning given such term under Part I of Subtitle E of Title IV of ERISA.

   1.01 Accounting Terms and Determinations.

     (a) Except as otherwise expressly provided herein, all accounting terms used herein shall be interpreted, and all financial statements and certificates and reports as to financial matters required to be delivered to the Banks hereunder shall (unless otherwise disclosed to the Banks in writing at the time of delivery thereof in the manner described in subsection (b) below) be prepared, in accordance with generally accepted accounting principles applied on a basis consistent with those used in the preparation of the latest financial statements furnished to the Banks hereunder (which, prior to the delivery of the first financial statements under Section 8.04 hereof, shall mean the audited financial statements as at December 31, 2000 referred to in Section 7.04 hereof). All calculations made for the purposes of determining compliance with this Agreement shall (except as otherwise expressly provided herein) be made by application of generally accepted accounting principles applied on a basis consistent with those used in the preparation of the latest annual or quarterly financial statements furnished to the Banks pursuant to Section 8.04 hereof (or, prior to the delivery of the first financial statements under Section 8.04 hereof, used in the preparation of the audited financial statements as at December 31, 2000 referred to in Section 7.04 hereof) unless (i) the Company shall have objected to determining such compliance on such basis at the time of delivery of such financial statements or (ii) the Majority Banks shall so object in writing within 30 days after delivery of such financial statements, in either of which events such calculations shall be made on a basis consistent with those used in the preparation of the latest financial statements as to which such objection shall not have been made (which, if objection is made in respect of the first financial statements delivered under Section 8.04 hereof, shall mean the audited financial statements referred to in Section 7.04 hereof).

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

     Classes and Types of Loans. Loans hereunder are distinguished by "Class" and by "Type". The "Class" of a Loan refers to whether such Loan is a Competitive Bid Loan or a Syndicated Loan, each of which constitutes a Class. The "Type" of a Loan refers to whether such Loan is a Base Rate Loan, a Eurodollar Loan, an Absolute Rate Loan or a LIBOR Bid Loan, each of which constitutes a Type. Loans may be identified by both Class and Type.

     Section 1. Commitments, Loans, Notes and Prepayments.

     1.01 Syndicated Loans. Each Bank severally agrees, on the terms and conditions of this Agreement, to make loans to the Company in Dollars during the period from and including the Closing Date to, but not including, the Commitment Termination Date in an aggregate principal amount at any one time outstanding up to but not exceeding the amount of the Commitment of such Bank as in effect from time to time; provided that (x) each Bank's Revolving Credit Exposure at any time shall not exceed its Commitment, and (y) the aggregate principal amount of all Syndicated Loans, together with the aggregate principal amount of all Competitive Bid Loans, at any one time outstanding shall not exceed the aggregate amount of the Commitments at such time. Subject to the terms and conditions of this Agreement, during such period the Company may borrow, repay and reborrow the amount of the Commitments by means of Base Rate Loans and Eurodollar Loans and during such period and thereafter the Company may Convert Loans of one Type into Loans of another Type (as provided in Section 2.09 hereof) or Continue Loans of one Type as Loans of the same Type (as provided in
Section 2.09 hereof); provided that no more than ten separate Interest Periods in respect of Eurodollar Loans from each Bank may be outstanding at any one time.

     1.01 Borrowings of Syndicated Loans. The Company shall give the Administrative Agent notice of each borrowing hereunder as provided in Section
4.05 hereof. Not later than 1:00 p.m. New York time on the date specified for each borrowing of Syndicated Loans hereunder, each Bank shall make available the amount of the Syndicated Loan or Loans to be made by it on such date to the Administrative Agent, at an account designated by the Administrative Agent, in immediately available funds, for account of the Company. The amount so received by the Administrative Agent shall, subject to the terms and conditions of this Agreement, promptly be made available to the Company by depositing the same, in immediately available funds, in an account of the Company designated by the Company and maintained with Chase at its principal office.

     1.01 Competitive Bid Option.

     (a) In addition to borrowings of Syndicated Loans, at any time prior to the Commitment Termination Date the Company may, as set forth in this Section 2.03, request the Banks to make offers to make Competitive Bid Loans to the Company in Dollars. The Banks may, but shall have no obligation to, make such offers and the Company may, but shall have no obligation to, accept any such offers in the manner set forth in this Section 2.03. Competitive Bid Loans may be LIBOR Bid Loans or Absolute Rate Loans, provided that:

     (i) there may be no more than fifteen different Interest Periods for both Syndicated Loans and Competitive Bid Loans outstanding at the same time (for which purpose Interest Periods described in different lettered clauses of the definition of the term "Interest Period" shall be deemed to be different Interest Periods even if they are coterminous); and

   (i) the aggregate principal amount of all Competitive Bid Loans, together with the aggregate principal amount of all Revolving Credit Exposure at any one time outstanding shall not exceed the aggregate amount of the Commitments at such time.

     (a) When the Company wishes to request offers to make Competitive Bid Loans, it shall give the Administrative Agent (which shall promptly notify the Banks) notice (a "Competitive Bid Quote Request") so as to be received no later than 11:00 a.m. New York time on (x) the fourth Business Day prior to the date of borrowing proposed therein, in the case of a LIBOR Auction or (y) one Business Day prior to the date of borrowing proposed therein, in the case of an Absolute Rate Auction (or, in any such case, such other time and date as the Company and the Administrative Agent, with the consent of the Majority Banks, may agree). The Company may request offers to make Competitive Bid Loans for up to three different Interest Periods in a single notice (for which purpose Interest Periods in different lettered clauses of the definition of the term "Interest Period" shall be deemed to be different Interest Periods even if they are coterminous); provided that the request for each separate Interest Period shall be deemed to be a separate Competitive Bid Quote Request for a separate borrowing (a "Competitive Bid Borrowing"). Each such notice shall be substantially in the form of Exhibit B hereto and shall specify as to each Competitive Bid Borrowing:

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

     (iv) whether the Competitive Bid Quotes requested for a particular Interest Period are seeking quotes for LIBOR Bid Loans or Absolute Rate Loans; and

     (i) if the Competitive Bid Quotes requested are seeking quotes for Absolute Rate Loans, the date on which the Competitive Bid Quotes are to be submitted if it is before the proposed date of borrowing (the proposed date of such borrowing or, if the date on which such Competitive Bid Quotes are to be submitted is before the proposed date of such borrowing, such submission date, is called the "Quotation Date").

     Except as otherwise provided in this Section 2.03(b), no Competitive Bid Quote Request shall be given within five Business Days (or such other number of days as the Company and the Administrative Agent may agree) of any other Competitive Bid Quote Request.

     1) Each Bank may submit one or more Competitive Bid Quotes, each constituting an offer to make a Competitive Bid Loan in response to any Competitive Bid Quote Request; provided that, if the Company's request under
Section 2.03(b) hereof specified more than one Interest Period, such Bank may make a single submission containing one or more Competitive Bid Quotes for each such Interest Period. Each Competitive Bid Quote must be submitted to the Administrative Agent not later than (x) 2:00 p.m. New York time on the fourth Business Day prior to the proposed date of borrowing, in the case of a LIBOR Auction or (y) 10:00 a.m. New York (a) time on the Quotation Date, in the case of an Absolute Rate Auction (or, in any such case, such other time and date as the Company and the Administrative Agent, with the consent of the Majority Banks, may agree); provided that any Competitive Bid Quote may be submitted by Chase (or its lending office) only if Chase (or such lending office) notifies the Company of the terms of the offer contained therein not later than (x) 1:00 p.m. New York time on the fourth Business Day prior to the proposed date of borrowing, in the case of a LIBOR Auction or (y) 9:45 a.m. New York time on the Quotation Date, in the case of an Absolute Rate Auction. Subject to Sections 5.02, 5.03, 6.02 and 9 hereof, any Competitive Bid Quote so made shall be irrevocable except with the consent of the Administrative Agent given on the instructions of the Company.

     (i) Each Competitive Bid Quote shall be substantially in the form of Exhibit C hereto and shall specify:

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

     (A) in the case of a LIBOR Auction, the margin above or below the applicable Eurodollar Rate (the "LIBO Margin") offered for each such Competitive Bid Loan (expressed as a percentage rate per annum in the form of a decimal to no more than four decimal places) to be added to or subtracted from the applicable Eurodollar Rate;

     (B) in the case of an Absolute Rate Auction, the rate of interest per annum (expressed as a percentage rate per annum in the form of a decimal to no more than four decimal places) offered for each such Competitive Bid Loan (the "Absolute Rate"); and

     (A) the identity of the quoting Bank.

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

     (a) The Administrative Agent shall (x) in the case of an Absolute Rate Auction, as promptly as practicable after the Competitive Bid Quote is submitted (but in any event not later than 10:15 a.m. New York time on the Quotation Date) or (y) in the case of a LIBOR Auction, by 4:00 p.m. New York time on the day a Competitive Bid Quote is submitted, notify the Company of the terms (i) of any Competitive Bid Quote submitted by a Bank that is in accordance with Section 2.03(c) hereof and (ii) of any Competitive Bid Quote that amends, modifies or is otherwise inconsistent with a previous Competitive Bid Quote submitted by such Bank with respect to the same Competitive Bid Quote Request. Any such subsequent Competitive Bid Quote shall be disregarded by the Administrative Agent unless such subsequent competitive Bid Quote is submitted solely to correct a manifest error in such former Competitive Bid Quote. The Administrative Agent's notice to the Company shall specify (A) the aggregate principal amount of the Competitive Bid Borrowing for which offers have been received and (B) the respective principal amounts and LIBO Margins or Absolute Rates, as the case may be, so offered by each Bank (identifying the Bank that made each Competitive Bid Quote).

     (a) Not later than 11:00 a.m. New York time on (x) the third Business Day prior to the proposed date of borrowing, in the case of a LIBOR Auction or (y) the Quotation Date, in the case of an Absolute Rate Auction (or, in any such case, such other time and date as the Company and the Administrative Agent, with the consent of the Majority Banks, may agree), the Company shall notify the Administrative Agent of its acceptance or nonacceptance of the offers so notified to it pursuant to Section 2.03(d) hereof (which notice shall specify the aggregate principal amount of offers from each Bank for each Interest Period that are accepted, it being understood that the failure of the Company to give such notice by such time shall constitute nonacceptance) and the Administrative Agent shall promptly notify each affected Bank. The notice from the Administrative Agent shall also specify the aggregate principal amount of offers for each Interest Period that were accepted and the lowest and highest LIBO Margins or Absolute Rates that were accepted for each Interest Period. The Company may accept any Competitive Bid Quote in whole or in part (provided that any Competitive Bid Quote accepted in part shall be at least $5,000,000 or a larger multiple of $1,000,000); provided that:

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

     (i) the aggregate principal amount of each Competitive Bid Borrowing from any Bank may not exceed any applicable Competitive Bid Loan Limit of such Bank.

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

     (g) Except for the purpose and to the extent expressly stated in Section 2.04(b) hereof, the amount of any Competitive Bid Loan made by any Bank shall not constitute a utilization of such Bank's Commitment.

     1.01 Changes of Commitments.

     (a) The aggregate amount of the Commitments shall be automatically reduced to zero on the Commitment Termination Date.

     (b) The Company shall have the right at any time or from time to time (i) so long as no Syndicated Loans or Competitive Bid Loans are outstanding, to terminate the Commitments and (ii) to reduce the aggregate unused amount of the Commitments (for which purpose use of the Commitments shall be deemed to include
(A) the aggregate principal amount of all Competitive Bid Loans and (B) the aggregate Revolving Credit Exposure); provided that (x) the Company shall give notice of each such termination or reduction as provided in Section 4.05 hereof and (y) each partial reduction shall be in an aggregate amount at least equal to $10,000,000 (or whole multiples thereof).

     (c) The Company shall be required to make the following mandatory prepayments of the term loan during the Term-Out Period:

     In the event of any Long-Term Debt Incurrence(s) by the Company during the Term-Out Period the Company shall be required to use 100% of the Net Cash Proceeds of such Long-Term Debt Incurrence to prepay any amounts then outstanding under the term loan existing hereunder at such time, plus accrued interest and any applicable sums due pursuant to Section 5.04 hereof, if any, thereon to but not including the date of prepayment (all of such principal, interest and other sums to be paid solely from such Net Cash Proceeds).

     (i) In the event of any Asset Dispositions(s) by the Company during the Term-Out Period the Company shall be required to use 100% of the portion of the Net Cash Proceeds of each such Asset Disposition which is in excess of the Aggregate Permitted Amount to prepay any amounts then outstanding under the term loan existing hereunder at such time, plus accrued interest and any applicable sums due pursuant to Section 5.04 hereof, if any, thereon to but not including the date of prepayment (all of such principal, interest and other sums to be paid solely from such Net Cash Proceeds).

     (b) The Commitments, once terminated or reduced as provided in this Section 2.04, may not be reinstated.

     1.01 Facility Fee; Utilization Fee.

     (a) The Company shall pay to the Administrative Agent for the account of each Bank a facility fee on the daily average amount of such Bank's Commitment (whether used or unused), for the period from and including the Closing Date to but not including the earlier of the date such Commitment is terminated and the Commitment Termination Date (and throughout the Term-Out Period, if selected by the Company, based upon the amount of the term loan as it may be reduced from time to time), at a rate per annum equal to the Applicable Facility Fee Rate. Accrued facility fees shall be payable in arrears on each Quarterly Date and on the earlier of the date the Commitments are terminated and the Commitment Termination Date as well as on the Term Loan Maturity Date if the Term-Out Period is selected by the Company.

     (b) The Company shall pay to the Administrative Agent for the account of each Bank a utilization fee on the daily average amount of such Bank's Revolving Credit Exposure for each fiscal quarter of the Company during which the Banks' aggregate Revolving Credit Exposure is greater than or equal to 33% of the Banks' aggregate Commitments, at a rate per annum equal to the Applicable Utilization Fee Rate. Accrued utilization fees shall be payable in arrears on each Quarterly Date and on the earlier of the date the Commitments are terminated and the Commitment Termination Date.

     (c) Notwithstanding any other provision of this Agreement, fees arising pursuant to clause (a) or (b) of this Section 2.05 shall be payable during any Term-Out Period.

     1.02 Lending Offices. The Loans of each Type made by each Bank shall be made and maintained at such Bank's lending office for Loans of such Type.

     Several Obligations; Remedies Independent. The failure of any Bank to make any Loan to be made by it on the date specified therefor shall not relieve any other Bank of its obligation to make its Loan, but neither any Bank nor the Administrative Agent shall be responsible for the failure of any other Bank to make a Loan to be made by such other Bank, and (except as otherwise provided in Section 4.06 hereof) no Bank shall have any obligation to the Administrative Agent or any other Bank for the failure by such Bank to make any Loan required to be made by such Bank. The amounts payable by the Company at any time hereunder and under the Notes to each Bank shall be a separate and independent debt and each Bank shall be entitled to protect and enforce its rights arising out of this Agreement and the Notes, and it shall not be necessary for any other Bank or the Administrative Agent to consent to, or be joined as an additional party in, any proceedings for such purposes.

1.01     Evidence of Debt.

     (a) Each Bank shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of the Company to such Bank resulting from each Loan made by such Bank, including the amounts of principal and interest payable and paid to such Bank from time to time hereunder.

     (b) The Administrative Agent shall maintain accounts in which it shall record (i) the amount of each Loan made hereunder, the Class and Type thereof and the Interest Period applicable thereto, (ii) the amount of any principal or interest due and payable or to become due and payable from the Company to each Bank hereunder and (iii) the amount of any sum received by the Administrative Agent hereunder for the account of the Banks and each Bank's share thereof.

     (c) The entries made in the accounts maintained pursuant to paragraph (a) or (b) of this Section shall be prima facie evidence of the existence and amounts of the obligations recorded therein; provided that the failure of any Bank or the Administrative Agent to maintain such accounts or any error therein shall not in any manner affect the obligation of the Company to repay the Loans in accordance with the terms of this Agreement.

     (a) Any Bank may request that Loans made by it be evidenced by a promissory note. In such event, the Company shall prepare, execute and deliver to such Bank a promissory note payable to the order of such Bank and in a form approved by the Administrative Agent. Thereafter, the Loans evidenced by such promissory note and interest thereon shall at all times (including after assignment pursuant to Section 11.06(b)) be represented by one or more promissory notes in such form payable to the order of the payee named therein.

     1.02 Optional Prepayments and Conversions or Continuations of Loans.

     (a) Subject to Sections 4.04 and 5.04 hereof, the Company shall have the right to prepay Syndicated Loans or to Convert Syndicated Loans of one Type into Syndicated Loans of another Type or Continue Syndicated Loans of one Type as Syndicated Loans of the same Type at any time or from time to time, provided that the Company shall give the Administrative Agent notice of each such prepayment or Conversion or Continuation as provided in Section 4.05 hereof (and, upon the date specified in any such notice of prepayment, the amount to be prepaid shall become due and payable hereunder).

     (b) No Competitive Bid Loan may be prepaid without the consent of the Bank holding such Competitive Bid Loan.

     Notwithstanding the foregoing provisions of this Section 2.09, and without limiting the rights and remedies of the Banks under Section 9 hereof, in the event that any Event of Default shall have occurred and be continuing, the Administrative Agent may (and at the request of the Majority Banks, shall) suspend the right of the Company to Convert any Loan into a (a) Eurodollar Loan, or to Continue any Loan as a Eurodollar Loan, in which event all Loans shall be Converted (on the last day of the respective Interest Period therefor) or Continued, as the case may be, as Base Rate Loans.

     1.01 Conversion of Outstanding Advances to Term Loan. So long as no Event of Default has occurred and is continuing hereunder, the Company may, by notice to the Administrative Agent (which shall promptly notify the Banks) not less than 60 days prior to the Commitment Termination Date, request that the Banks convert any Syndicated Loans outstanding on the Commitment Termination Date to a term loan maturing one year after the Commitment Termination Date. In such event, the period from the Commitment Termination Date to the date on which such term loan matures (the "Term Loan Maturity Date") shall be defined herein as the "Term-Out Period". During the Term-Out Period, the Company may select Base Rate Loans or Eurodollar Loans for applicable Interest Periods, provided that no such Interest Period will end after the Term Loan Maturity Date and provided further that repayments during the Term-Out Period shall be subject to the terms of
Section 2.04(c) hereof.

   Section 1. Payments of Principal and Interest.

     1.01 Repayment of Loans.

     (a) The Company hereby promises to pay to the Administrative Agent for account of each Bank the principal of each Syndicated Loan made by such Bank, and each Syndicated Loan shall mature, on the Commitment Termination Date (subject to the Term-Out Period, if elected).

     (a) The Company agrees to pay to the Administrative Agent for account of each Bank that makes a Competitive Bid Loan the principal of such Competitive Bid Loan, and such Competitive Bid Loan shall mature, on the last day of the Interest Period for such Competitive Bid Loan.

     1.02 Interest. The Company hereby promises to pay to the Administrative Agent for account of each Bank interest on the unpaid principal amount of each Loan made by such Bank for the period from and including the date of such Loan to but excluding the date such Loan shall be paid in full, at the following rates per annum:

     (a) if such Loan is a Base Rate Loan, the Base Rate (as in effect from time to time);

     (b) if such Loan is a Eurodollar Loan, the Eurodollar Rate for such Loan for the Interest Period therefor plus the Applicable Margin;

     (c) if such Loan is a LIBOR Bid Loan, the Eurodollar Rate for such Loan for the Interest Period therefor plus (or minus) the LIBO Margin quoted by the Bank making such Loan in accordance with Section 2.03 hereof; and

     if such Loan is an Absolute Rate Loan, the Absolute Rate for such Loan for the Interest Period therefor quoted by the Bank making such Loan in accordance with Section 2.03 hereof.

     Notwithstanding the foregoing, the Company hereby promises to pay to the Administrative Agent for account of each Bank interest at the applicable Post-Default Rate on any principal of any Loan made by such Bank and on any other amount payable by the Company hereunder or under the Notes, if any, held by such Bank to or for account of such Bank, that shall not be paid in full when due (whether at stated maturity, by acceleration, by mandatory prepayment or otherwise), for the period from and including the due date thereof to but excluding the date the same is paid in full. Accrued interest on each Loan shall be payable (a) on the last day of the Interest Period therefor and, if such Interest Period is longer than 90 days (in the case of an Absolute Rate Loan) or three months (in the case of a Fixed Rate Loan), at 90-day or three-month intervals, respectively, following the first day of such Interest Period, provided that interest on Base Rate Loans shall be payable on each Quarterly Date and on the Commitment Termination Date and, if applicable, on the Term Loan Maturity Date and (b) in the case of any Loan, upon the payment or prepayment thereof (but only on the principal amount so paid or prepaid), except that interest payable at the Post-Default Rate shall be payable from time to time on demand. Promptly after the determination of any interest rate provided for herein or any change therein, the Administrative Agent shall give notice thereof to the Banks to which such interest is payable and to the Company.

     Section 1. Payments; Pro Rata Treatment; Computations; Etc.

     1.01 Payments.

     (a) Except to the extent otherwise provided herein, all payments of principal, interest, fees and other amounts to be made by the Company under this Agreement and the Notes, shall be made in Dollars, in immediately available funds, without deduction, set-off or counterclaim, to the Administrative Agent at an account designated by the Administrative Agent not later than 1:00 p.m. New York time on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day), provided that if a new Loan is to be made by any Bank on a date the Company is to repay any principal of an outstanding Loan of such Bank, such Bank shall apply the proceeds of such new Loan to the payment of the principal to be repaid and only an amount equal to the difference between the principal to be borrowed and the principal to be repaid shall be made available by such Bank to the Administrative Agent as provided in Section 2.02 hereof or paid by the Company to the Administrative Agent pursuant to this
Section 4.01, as the case may be.

     (a) The Company shall, at the time of making each payment under this Agreement or any Note for account of any Bank, specify to the Administrative Agent (which shall so notify the intended recipient(s) thereof) the Loans or other amounts payable by the Company hereunder to which such payment is to be applied (and in the event that the Company fails to so specify, or if an Event of Default has occurred and is continuing, the Administrative Agent shall distribute such payment, subject to Section 4.02 hereof, to the Banks for application in such manner as the Administrative Agent may determine to be appropriate).

     (b) Each payment received by the Administrative Agent under this Agreement or any Note for account of any Bank shall be paid by the Administrative Agent promptly to such Bank, in immediately available funds, for account of such Bank's lending office for the Loan or other obligation in respect of which such payment is made.

     (a) If the due date of any payment under this Agreement or any Note would otherwise fall on a day that is not a Business Day, such date shall be extended to the next succeeding Business Day, and interest shall be payable for any principal so extended for the period of such extension.

     1.02 Pro Rata Treatment. Except to the extent otherwise provided herein,
(a) each borrowing of Syndicated Loans from the Banks under Section 2.01 hereof shall be made from the Banks, each payment of facility fee under Section 2.05 hereof shall be made for account of the Banks and each termination or reduction of the amount of the Commitments under Section 2.04 hereof shall be applied to the respective Commitments of the Banks, pro rata according to the amounts of their respective Commitments; (b) except as otherwise provided in Sections 5.02 and 5.03 hereof, Eurodollar Loans having the same Interest Period shall be allocated pro rata among the Banks according to the amounts of their respective Commitments (in the case of making Loans) or their respective Loans (in the case of Conversions and Continuation of Loans); (c) each payment or prepayment of principal of Syndicated Loans by the Company shall be made for account of the Banks pro rata in accordance with the respective unpaid principal amounts of the Syndicated Loans held by them; and (d) each payment of interest on Syndicated Loans by the Company shall be made for account of the Banks pro rata in accordance with the amounts of interest on such Loans then due and payable to the respective Banks.

     1.03 Computations. Interest on Fixed Rate Loans and all fees shall be computed on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable, and interest on Base Rate Loans shall be computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable. Notwithstanding the foregoing, for each day that the Base Rate is calculated by reference to the Federal Funds Rate, interest on Base Rate Loans shall be computed on the basis of a year of 360 days and actual days elapsed.

     1.04 Minimum Amounts. Except for prepayments made pursuant to Sections 2.04(c) and 5.04 hereof, (x) (A) each borrowing and Conversion of Base Rate Loans shall be in a minimum amount of $1,000,000 and in an integral multiple of $500,000 (provided that a Base Rate Loan may be in an aggregate amount that is equal to the entire unused balance of the Banks' Commitments) and (B) each partial prepayment of principal of Base Rate Loans shall be in an integral multiple of $1,000,000 and (y) (A) each borrowing of, and Conversion into, Eurodollar Loans shall be in an aggregate amount at least equal to $5,000,000 or a larger multiple of $1,000,000 and (B) each partial prepayment of principal of Eurodollar Loans shall be in an aggregate amount at least equal to $5,000,000 or a larger multiple of $1,000,000 (borrowings, Conversions or prepayments of or into Loans of different Types or, in the case of Eurodollar Loans, having different Interest Periods at the same time hereunder to be deemed separate borrowings, Conversions and prepayments for purposes of the foregoing, one for each Type or Interest Period), provided that the aggregate principal amount of Eurodollar Loans having the same Interest Period shall be in an amount at least equal to $5,000,000 or a larger multiple of $1,000,000 and, if any Eurodollar Loans would otherwise be in a lesser principal amount for any period, such Loans shall be Base Rate Loans during such period.

     1.01 Certain Notices. Except as otherwise provided in Section 2.03 hereof with respect to Competitive Bid Loans, notices by the Company to the Administrative Agent of terminations or reductions of the Commitments and of borrowings, Conversions, Continuations and optional prepayments of Loans, of Types of Loans and of the duration of Interest Periods shall be irrevocable and shall be effective only if received by the Administrative Agent not later than 11:00 a.m. New York time on the number of Business Days prior to the date of the relevant termination, reduction, borrowing, Conversion, Continuation or prepayment or the first day of such Interest Period specified below:


                                                         Number of
                                                           Business
Notice                                                   Days Prior

Termination or reduction
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

     Non-Receipt of Funds by the Administrative Agent. Unless the Administrative Agent shall have been notified by a Bank or the Company (the "Payor") prior to the date on which the Payor is to make payment to the Administrative Agent of (in the case of a Bank) the proceeds of a Loan to be made by such Bank hereunder or (in the case of the Company) a payment to the Administrative Agent for account of one or more of the Banks hereunder (such payment being herein called the "Required Payment"), which notice shall be effective upon receipt, that the Payor does not intend to make the Required Payment to the Administrative Agent, the Administrative Agent may assume that the Required Payment has been made and may, in reliance upon such assumption (but shall not be required to), make the amount thereof available to the intended recipient(s) on such date; and, if the Payor has not in fact made the Required Payment to the Administrative Agent, the recipient(s) of such payment shall, on demand, repay to the Administrative Agent the amount so made available together with interest thereon in respect of each day during the period commencing on the date (the "Advance Date") such amount was so made available by the Administrative Agent until the date the Administrative Agent recovers such amount at a rate per annum equal to the Federal Funds Rate for such day and, if such recipient(s) shall fail promptly to make such payment, the Administrative Agent shall be entitled to recover such amount, on demand, from the Payor, together with interest as aforesaid, provided that if neither the recipient(s) nor the Payor shall return the Required Payment to the Administrative Agent within three Business Days of the Advance Date, then, retroactively to the Advance Date, the Payor and the recipient(s) shall each be obligated to pay interest on the Required Payment as follows:

     (i) if the Required Payment shall represent a payment to be made by the Company to the Banks, the Company and the recipient(s) shall each be obligated retroactively to the Advance Date to pay interest in respect of the Required Payment at the Post-Default Rate (without duplication of the obligation of the Company under Section 3.02 hereof to pay interest on the Required Payment at the Post-Default Rate), it being understood that the return by the recipient(s) of the Required Payment to the Administrative Agent shall not limit such obligation of the Company under said Section 3.02 to pay interest at the Post-Default Rate in respect of the Required Payment and

     (i) if the Required Payment shall represent proceeds of a Loan to be made by the Banks to the Company, the Payor and the Company shall each be obligated retroactively to the Advance Date to pay interest in respect of the Required Payment pursuant to whichever of the rates specified in Section 3.02 hereof is applicable to the Type of such Loan, it being understood that the return by the Company of the Required Payment to the Administrative Agent shall not limit any claim the Company may have against the Payor in respect of such Required Payment.

1.01     Sharing of Payments, Etc.

     If any Bank shall obtain from the Company payment of any principal of or interest on any Loan of any Class owing to it or any other amount under this Agreement through the exercise of any right of set-off, banker's lien or counterclaim or similar right or otherwise (other than from the Administrative Agent as provided herein), and, as a result of such payment, such Bank shall have received a greater percentage of the principal of or interest on the Loans of such Class or such other amounts then due hereunder by the Company to such Bank than the percentage received by any other Bank, it shall promptly purchase from such other Banks participations in (or, of and to the extent specified by such Bank, direct interests in) the Loans of such Class or such other amounts, respectively, owing to such other Banks (or in interest due thereon, as the case may be) in such amounts, and make such other adjustments from time to time as shall be equitable, to the end that all the Banks shall share the benefit of such excess payment (net of any expenses that may be incurred by such Bank in obtaining or preserving such excess payment) pro rata in accordance with the unpaid principal of and/or interest on the Loans of such Class or such other amounts, respectively, owing to each of the Banks. To such end all the Banks shall make appropriate adjustments among themselves (by the resale of participations sold or otherwise) if such payment is rescinded or must otherwise be restored.

     (a) The Company agrees that any Bank so purchasing such a participation (or direct interest) may exercise all rights of set-off, banker's lien, counterclaim or similar rights with respect to such participation as fully as if such Bank were a direct holder of Loans or other amounts (as the case may be) owing to such Bank in the amount of such participation.

1.01     Additional Costs.

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

     (a) In the event that after the Closing Date any change in conditions or in applicable law, rule or regulations or in the interpretation or administration thereof (including, without limitation, any request, guideline or policy not having the force of law) by any authority charged with the administration or interpretation thereof shall occur which shall:

     (i) subject any Bank to any tax with respect to any Eurodollar Loan (other than any tax on the overall net income of such Bank imposed by the United States of America or by the jurisdiction in which such Bank has its principal office or any political subdivision or taxing authority therein); or

     (ii) change the basis of taxation of any payment to any Bank of principal of or interest on any Eurodollar Loan or with respect to other fees and amounts payable hereunder, or any combination of the foregoing; or

     (iii) impose, modify or deem applicable any reserve, deposit, capital adequacy or similar requirement against any assets held by, deposits with or for the account of or loans or commitments by an office of any Bank; or

     (i) impose upon any Bank or the London interbank market any other condition with respect to the Eurodollar Loans or this Agreement;

     and the result of any of the foregoing shall be to increase the actual cost to such Bank of making or maintaining any Eurodollar Loan hereunder or to reduce the amount of any payment (whether of principal, interest or otherwise) received or receivable by such Bank, or to require such Bank to make any payment in connection with any Eurodollar Loan or to reduce the rate of return on capital of such Bank as a consequence of such Bank's obligations hereunder to a level below that which such Bank could have achieved but for such change, in each case by or in an amount which such Bank in its sole judgment shall deem material, then and in each such case the Company shall pay to such Bank, as provided in paragraph (c) below (but without duplication of the payments required under paragraph (a) above), such amounts as shall be necessary to compensate such Bank for such cost, reduction or payment.

     (b) Each Bank shall deliver to the Company, with a copy to the Administrative Agent, from time to time one or more certificates setting forth the amounts due under paragraphs (a) and (b) above, the reserve requirements or changes as a result of which such amounts are due and the manner of computing such amounts. Each such certificate shall be conclusive in the absence of manifest error. The Company shall pay the amounts shown as due on any such certificate within 10 Business Days after its receipt of the same. No failure on the part of any Bank to demand compensation under paragraph (a) or (b) above on any one occasion shall constitute a waiver of its right to demand such compensation on any other occasion. The protection of this Section 5.01 shall be available to each Bank regardless of any possible contention of the invalidity or inapplicability of any law, regulation or other condition which shall give rise to any demand by such Bank for compensation hereunder; provided, however, that if any Bank shall receive a reimbursement of any additional tax assessment or other amount as a result of such contention, such Bank shall remit such reimbursed funds to the Company to the extent that the Company had paid such amounts to such Bank less any expenses reasonably incurred by such Bank.

     (c) Each Bank shall notify the Company, with a copy of such notice to the Administrative Agent, as to the existence of any change described in paragraphs
(a) and (b) above as promptly as practicable after gaining knowledge thereof. If the Company shall receive notice of such determination from any Bank with respect to Eurodollar Loans, the Company may either (i) convert such Bank's Eurodollar Loans to Base Rate Loans, or (ii) prepay, without premium (but subject in either case to the payments required by Sections 5.01(a) and (b) and
5.04 hereof), upon at least three Business Days' prior written or telex notice to such Bank, but not more than fifteen days after receipt of notice from such Bank, all such Bank's Eurodollar Loans outstanding together with interest and facility fee accrued to the date of prepayment on such amount and the aggregate Commitments shall be reduced by an amount equal to such Bank's Commitment and such Bank's Commitment shall be reduced to zero.

     Any Bank claiming any additional amounts payable pursuant to paragraph (b) above shall use its best efforts (consistent with its internal policy and legal and regulatory restrictions) to change the jurisdiction of its applicable lending office so as to eliminate the amount of any such costs or additional amounts which may thereafter accrue; provided that no such (a) change shall be made if, in the sole reasonable judgment of such Bank, such change would be disadvantageous to such Bank.

     1.01 Limitation on Types of Loans. In the event, and on each occasion, that on the day two Business Days prior to the commencement of any Interest Period for any Fixed Rate Loan, any Bank shall have determined (which determination shall be conclusive and binding upon the Company absent manifest error) (x) that dollar deposits in the amount of the principal amount of such Fixed Rate Loan are not generally available in the London interbank market, or (y) that, in the event that clause (ii) of the definition of "Eurodollar Rate" in Section 1.01 hereof is the basis for determining the rate of interest for Fixed Rate Loans for such Interest Period, the rate at which such dollar deposits are being offered will not adequately and fairly reflect the cost to such Bank of making or maintaining the principal amount of such Fixed Rate Loan during such Interest Period, or reasonable means do not exist for ascertaining the Eurodollar Rate, such Bank shall, as soon as practicable thereafter, give notice of such determination to the Administrative Agent and the other Banks and the Company. If the Company shall receive notice of such determination, (i) in respect of any such Eurodollar Loan the Company may either (A) withdraw its request for a Eurodollar Loan from such Bank and/or (B) request a Base Rate Loan be made by such Bank or (C) terminate the Commitment of such Bank, and at the end of the then current Interest Period for each outstanding Loan repay all such Bank's Loans outstanding together with interest and facility fee accrued to the date of such payment on such amount (the aggregate Commitments shall be reduced by an amount equal to such Bank's Commitment) and any applicable utilization fee due to such Bank shall be paid in arrears on the next following Quarterly Date after the date such Bank's Commitment has been terminated, and (ii) in respect of any LIBOR Bid Loan, such Bank's obligation to make such LIBOR Bid Loan shall be terminated.

     1.01 Illegality.

     (a) Notwithstanding anything to the contrary contained elsewhere in this Agreement, if any change after the Closing Date in law or regulation or in the interpretation thereof by any governmental authority charged with the administration thereof shall make it unlawful for a Bank to make or maintain any Fixed Rate Loan or to give effect to its obligations as contemplated hereby with respect to a Eurodollar Loan, then, by notice to the Company with a copy to the Administrative Agent, such Bank may:

     (i) declare that Eurodollar Loans will not thereafter be made by such Bank hereunder, whereupon such Bank's pro rata portion of any subsequent Eurodollar Loan shall instead be a Base Rate Loan, unless such declaration is subsequently withdrawn;

     (ii) require that all outstanding Eurodollar Loans be Converted to Base Rate Loans, whereupon all of such Eurodollar Loans shall be automatically Converted to Base Rate Loans as of the effective date of such notice as provided in paragraph (b) below (notwithstanding the provisions of Section 2.09 hereof); and

(iii)    refuse to make any LIBOR Bid Loan that it has agreed to make.

     (b) For purposes of this Section 5.03, a notice to the Company by any Bank pursuant to paragraph (a) above shall be effective, if lawful, and if any Fixed Rate Loans shal1 then be outstanding, on the last day of the then current Interest Period; otherwise, such notice shall be effective on the date of receipt by the Company.

     1.01 Compensation. The Company shall pay to the Administrative Agent for account of each Bank, upon the request of such Bank through the Administrative Agent, such amount or amounts as shall be sufficient (in the reasonable opinion of such Bank) to compensate it for any loss, cost or expense that such Bank determines is attributable to:

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

     Without limiting the effect of the preceding sentence, such compensation shall include for each Bank on demand an amount equal to any loss incurred or to be incurred by it in the reemployment of the funds released by any (i) failure of the Company to accept a Loan following a request therefor; or (ii) prepayment of any Fixed Rate Loan (whether as a result of a reduction in Commitment or otherwise) permitted under Section 2.09 hereof or any prepayment or Conversion of such a Loan required or permitted by any other provision of this Agreement, in each case if such Loan is prepaid or Converted other than on the last day of the Interest Period for such Loan. Such loss shall be the excess, if any, as reasonably determined by each Bank of its cost of obtaining the funds for the Loan not accepted or being prepaid or Converted over the amount realized by such Bank reemploying the funds received from the Company's failure to accept the Loan, in prepayment or realized from the Loan so Converted, in each case during the period from the date of such failure, prepayment or Conversion to the end of the Interest Period of the Loan being requested, prepaid or Converted. Each Bank shall deliver to the Company from time to time and upon demand by the Company one or more certificates setting forth the cost of obtaining the funds for the Loan not accepted or prepaid or Converted and the amount realized by such Bank in reemploying the funds, received in prepayment or realized from the Loan so not accepted or Converted.

     U.S. Taxes. Prior to the date of the initial Loan hereunder, and from time to time thereafter if requested by the Company, each Bank, in each case if organized under the laws of a jurisdiction outside the United States, shall provide the Company with the forms prescribed by the Internal Revenue Service of the United States certifying such Bank's exemption from United States withholding taxes with respect to all payments to be made to such Bank hereunder and under the Notes. Unless the Company has received forms or other documents satisfactory to it indicating that payments hereunder or under any Note are not subject to United States withholding tax or are subject to such tax at a rate reduced by an applicable tax treaty, the Company may withhold taxes from such payments at the applicable statutory rate in the case of payments to or for any Bank organized under the laws of a jurisdiction outside the United States. Notwithstanding any provision in this Section 5.05 to the contrary, in the event the Company withholds such taxes from payments made by the Company, the Company shall not be required to increase the amount of such payment to such Bank in order to compensate such Bank for the amount withheld.

     1.01 Replacement of Banks. So long as no Event of Default has occurred and is continuing, the Company, upon three Business Days' notice, may require that any Bank (a "Replaced Bank") transfer all of its right, title and interest under this Agreement and such Replaced Bank's Notes, if any, to any bank or other financial institution (which may be an existing Bank) (a "Proposed Bank") identified by the Company so long as (i) if the Proposed Bank is not an existing Bank, such Proposed Bank is satisfactory to the Administrative Agent in its reasonable determination, (ii) (y) such Proposed Bank agrees to assume all of the obligations of such Replaced Bank hereunder, and to purchase all of such Replaced Bank's Loans hereunder for consideration equal to the aggregate outstanding principal amount of such Replaced Bank's Loans, together with interest thereon to the date of such purchase, and arrangements satisfactory to such Replaced Bank in its reasonable determination are made for payment to such Replaced Bank of all other amounts payable hereunder to such Replaced Bank on or prior to the date of such transfer (including any fees accrued hereunder and any amounts that would be payable under Section 5.04 hereof as if all of such Replaced Bank's Loans were being prepaid in full on such date), or (z) other arrangements satisfactory to the Replaced Bank, the Proposed Bank and the Company are made and (iii) as a result of such replacement the Proposed Bank's Commitment is not greater than 20% of the aggregate amount of the Commitments. Subject to the provisions of Section 11.06(b) hereof, such Proposed Bank shall be a "Bank" for all purposes hereunder. Without prejudice to the survival of any other agreement of the Company hereunder, the agreements of the Company contained in Sections 5.01 and 11.03 hereof (without duplication of any payments made to such Replaced Bank by the Company or the Proposed Bank) shall survive for the benefit of such Replaced Bank under this Section 5.06 with respect to the time prior to such replacement.

     section 1. Conditions Precedent.

     1.01 Initial Loan. The obligation of any Bank to make its initial Loan hereunder is subject to the conditions precedent that the Administrative Agent shall have received the following documents (with sufficient copies for each Bank), each of which shall be satisfactory to the Administrative Agent (and to the extent specified below, to each Bank) in form and substance (which conditions may be satisfied on the date of the execution and delivery of this Agreement):

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

     (a) Opinion of Counsel to the Company. An opinion of Cahill Gordon & Reindel, counsel to the Company, substantially in the form of Exhibit A hereto (and the Company hereby instructs such counsel to deliver such opinion to the Banks and the Administrative Agent).

     (b) Other Documents. Such other documents as the Administrative Agent or any Bank or Winston & Strawn, special counsel to Chase, may reasonably request.

     (c) Payment of Fees. Receipt by each of the Banks of each of the fees which they are entitled to be paid on the Closing Date or prior to the initial extension of credit hereunder pursuant to the terms hereof or of any other agreement between the Company and the Banks.

     (d) Termination of Existing Credit Agreement. Evidence acceptable to the Administrative Agent that all amounts outstanding pursuant to that certain 364-Day Revolving Credit Agreement dated May 12, 2000 among the Company, the Banks party thereto, The Chase Manhattan Bank, as Administrative Agent, Chase Securities Inc., as Arranger, Bank of America, N.A., as Documentation Agent and Commerzbank AG, as Syndication Agent have been repaid in full and that the commitments of the lenders thereunder have been terminated.

     1.01 Initial and Subsequent Loans. The obligation of any Bank to make any Loan (including any Competitive Bid Loan and such Bank's initial Syndicated
Loan) to the Company upon the occasion of each borrowing hereunder is subject to the further conditions precedent that, both immediately prior to the making of such Loan and also after giving effect thereto and to the intended use thereof:

     (a) subject to the right of the Company to Continue Loans during the occurrence and continuation of an Event of Default as provided in Section 2.09(c) hereof, no Event of Default (and, if such borrowing will increase the outstanding aggregate principal amount of the Loans of any Bank hereunder, no Default) shall have occurred and be continuing; and

     (b) the representations and warranties made by the Company in Section 7 hereof (other than Section 7.07 hereof) shall be true and complete on and as of the date of the making of such Loan, with the same force and effect as if made on and as of such date (or, if any such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date, provided that, notwithstanding the foregoing, the representation and warranty made by the Company in Section 7.05 hereof shall not be required to be true and complete on and as of the making of any Loan, if prior to the making of such Loan, an officer of the Company shall have certified to the Administrative Agent in writing that the purpose of such Loan is to repay commercial paper maturing on such date.

     Each notice of borrowing by the Company hereunder shall constitute a certification by the Company to the effect set forth in the preceding sentence (both as of the date of such notice and as of the date of such borrowing).

     Section 1. Representations and Warranties.

     The Company represents and warrants to the Administrative Agent and the Banks that:

     1101 Organization, Corporate Powers. (a) The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware; (b) the Company (i) has the corporate power and authority to own its Property and to carry on its business as now conducted and (ii) is qualified to do business in every jurisdiction where such qualification is necessary in view of the properties owned or business transacted by it; and (c) the Company has the corporate power to execute, deliver and perform this Agreement, to borrow hereunder, to execute and deliver the Notes.

     1.02 Authorization. The execution, delivery and performance of this Agreement, the borrowings hereunder and the execution and delivery of the Notes,
(a) have been duly authorized by all requisite corporate action on the part of the Company and (b) will not (i) violate (A) any provision of law applicable to the Company, the certificate of incorporation or by-laws of the Company, (B) any applicable order of any court or other agency of government or (C) any indenture, any agreement for borrowed money, any bond, note or other similar instrument or any other material agreement to which the Company or any of its Subsidiaries is a party or by which the Company or any of its Subsidiaries or any of their respective Properties is bound, (ii) be in conflict with, result in a breach of or constitute (with due notice or lapse of time or both) a default under any such indenture, agreement, bond, note, instrument or other material agreement or (iii) result in the creation or imposition of any Lien upon any Property of the Company.

     1.01 Governmental Approval. No action, consent or approval of, or registration or filing with, or any other action by any governmental agency, bureau, commission or court is required in connection with the execution, delivery and performance by the Company of this Agreement, the borrowings hereunder and the execution and delivery of the Notes.

     1.02 Financial Statements. The Company has heretofore furnished to each Bank its audited consolidated financial statements as at December 31, 2000 and for the twelve-month period then ended. Such financial statements were prepared in accordance with GAAP and present fairly the consolidated financial condition and results of operations of the Company and its Subsidiaries as of the date and for the period indicated, and such balance sheet shows all known direct liabilities and all known contingent liabilities of a material nature of the Company and its Subsidiaries.

     1.03 No Material Adverse Change. There has been no material adverse change in the business, assets, condition (financial or otherwise) or results of operations of the Company and its Subsidiaries taken as a whole since December 31, 2000.

     1.04 Title to Properties. All material assets of the Company and its Subsidiaries are free and clear of Liens, except such as are permitted by
Section 8.07 hereof.

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

     1.01 Tax Returns. All material assessed deficiencies resulting from examinations of the Federal income tax returns of the Company and its Subsidiaries by the Internal Revenue Service have been discharged or reserved against in full. The Company and each of its Subsidiaries have filed or caused to be filed all Federal, state and local tax returns which, to the knowledge of the Company, are required to be filed and have paid or caused to be paid all taxes as shown on such returns or on any assessment received by it or by any of them to the extent that such taxes have become due, except taxes the validity of which is being contested in good faith by appropriate proceedings or the nonpayment of which would not have a material adverse effect on the financial condition of the Company and its Subsidiaries taken as a whole.

     1.02 Agreements. Neither the Company nor any of its Principal Subsidiaries is in material default in the performance, observance or fulfillment of any obligation, covenant or condition contained in any material agreement or instrument to which it is a party.

     1.03 Employee Benefit Plans. Each of the Company and its Subsidiaries is in compliance in all material respects with the applicable provisions of ERISA and the regulations and published interpretations thereunder. No Reportable Event has occurred with respect to any Plan administered by the Company or any of its Subsidiaries or any administrator designated by the Company or any of its Subsidiaries. As of the date of the most recent actuarial valuation of each Plan administered by the Company, its Domestic Subsidiaries and administrators designated by the Company or any of its Subsidiaries, the aggregate present value of all vested accrued benefits under all such Plans (determined in accordance with the assumptions specified in such actuarial valuations) did not exceed the fair market value of the aggregate assets of such Plans by more than $10,000,000.

     1.04 Federal Reserve Regulations. Neither the Company nor any of its Subsidiaries is engaged principally, or as one of its important activities, in the business of extending credit for the purposes of purchasing or carrying any margin stock (within the meaning of Regulation U). Following application of the proceeds of each Loan, not more than 25 percent (or such greater or lesser percentage as provided in Regulation U in effect at the time of the making of such Loan) of the value of the Property (either of the Company only or of the Company and its Subsidiaries on a consolidated basis) subject to the provisions of Section 8.07 or 8.08 hereof will be margin stock (within the meaning of Regulation U).

     1.05 Investment Company Act. Neither the Company nor any of its Subsidiaries is an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

     1.06 Public Utility Holding Company Act. Neither the Company nor any of its Subsidiaries is a "holding company", or an "affiliate" of a "holding company" or a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

     Section 1. Covenants of the Company.

     The Company covenants and agrees with the Administrative Agent and the Banks that, so long as any Commitment or Loan is outstanding or any amounts payable by the Company hereunder have not yet been paid in full:

     1.01 Corporate Existence. The Company shall do, and shall cause each of its Principal Subsidiaries to do, all things necessary to preserve, renew and keep in full force and effect its corporate existence, material rights, licenses, permits and franchises and comply with all laws and regulations applicable to it; at all times maintain and preserve all Property used or useful in the conduct of its business and keep the same in good repair, working order and conditions, and from time to time make, or cause to be made, all needful and proper repairs, renewals and replacements thereto, so that the business carried on in connection therewith may be properly conducted at all times.

     1.02 Insurance. The Company shall, and shall cause each of its Principal Subsidiaries to, (a) keep its insurable Properties adequately insured at all times; (b) maintain such other insurance, to such extent and against such risks, including fire and other risks insured against by extended coverage, as is customary with companies in the same or similar businesses; (c) maintain in full force and effect public liability insurance against claims for personal injury or death or property damage occurring upon, in, about or in connection with the use of any properties owned, occupied or controlled by the Company or any Principal Subsidiary, as the case may be, in such amount as the Company or such Principal Subsidiary, as the case may be, shall reasonably deem necessary; and
(d) maintain such other insurance as may be required by law.

     1.03 Obligations and Taxes. The Company shall pay, and shall cause each of its Principal Subsidiaries to pay, all its material indebtedness and obligations promptly and in accordance with their terms and pay and discharge promptly all material taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or in respect of its Property, before the same shall become in default, as well as all material lawful claims for labor, materials and supplies or otherwise which, if unpaid, might become a Lien or charge upon such properties or any part thereof; provided, however, that neither the Company nor any of its Principal Subsidiaries shall be required to pay and discharge or to cause to be paid and discharged any such tax, assessment, charge, levy or claim so long as the validity or amount thereof shall be contested in good faith by appropriate proceedings and provided the Company shall have set aside on its books reserves which the Company deems adequate with respect thereto.

     1.04 Financial Statements, Reports, etc. The Company shall furnish to each
Bank:

     within 95 days after the end of each fiscal year of the Company (being December 31 in each calendar year), an audited consolidated balance sheet of the Company and its Subsidiaries and the related audited consolidated statement of earnings showing the financial condition of the Company and its Subsidiaries as of the close of such fiscal year and the results of their operations during such year, and a consolidated statement of stockholders' equity and a consolidated statement of cash flows, as of the close of such fiscal year, all the foregoing consolidated financial statements to be reported on by, and to carry the report acceptable to the Majority Banks of, the Company's independent public accountants (which shall be Arthur Andersen LLP or another independent firm of nationally recognized certified public accountants), such financial statements to be in form acceptable to the Majority Banks in their reasonable determination;

   (a) within 50 days after the end of each of the first three fiscal quarters of each fiscal year, an unaudited consolidated balance sheet and unaudited consolidated statements of earnings and of cash flows showing the financial condition of the Company and its Subsidiaries as of the end of each such quarter and the results of operations for the then-elapsed portion of the fiscal year, certified by a Financial Officer of the Company as being correct and complete and as presenting fairly the financial position and results of operations of the Company and its Subsidiaries and as having been prepared in accordance with GAAP consistently applied, in each case subject to normal year-end audit adjustments;

     (b) concurrently with (a) above, a certificate of the firm referred to therein (which certificate may be limited to accounting matters and disclaim responsibility for legal interpretations) certifying that to the best of its knowledge no Default has occurred and is continuing or, if such a Default has occurred and is continuing, specifying the nature and extent thereof;

     (c) concurrently with (a) and (b) above, a certificate of the Company setting forth in reasonable detail the computations necessary to determine whether the Company is in compliance with Section 8.09 hereof as of the end of the respective quarterly fiscal period or fiscal year; and

     (d) promptly, from time to time, such other information regarding the financial condition of the Company and its Subsidiaries (and the identities, net income and assets of Principal Subsidiaries) as the Administrative Agent or any Bank may reasonably request.

     1.02 Notices and Delivery of Certain Documents. The Company shall give the Administrative Agent and each Bank prompt notice of any Default and furnish each Bank with copies of all press releases issued by the Company, all filings made by the Company with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and all written communications from the Company to its shareholders generally.

     1.03 ERISA. The Company shall, and shall cause each of its Subsidiaries to,
(a) comply in all material respects with the applicable provisions of ERISA and
(b) furnish to each Bank, (i) as soon as possible, and in any event within 30 days after any officer of the Company knows that any Reportable Event with respect to any Plan with vested unfunded liabilities in excess of $5,000,000 has occurred, a statement of a Financial Officer setting forth details as to such Reportable Event and the action, if any, that the Company proposes to take with respect thereto, together with a copy of the notice of such Reportable Event given to the PBGC, (ii) at the request of any Bank, promptly after the filing thereof with the United States Secretary of Labor or the PBGC, copies of each annual or other report, if any, with respect to any Plan, and (iii) promptly after receipt thereof, a copy of any notice the Company or any of its Subsidiaries may receive from the PBGC relating to the intention of the PBGC to terminate any Plan with vested unfunded liabilities in excess of $5,000,000 or to appoint a trustee to administer any such Plan.

     1.01 Liens. The Company shall not, and shall not permit any of its Subsidiaries to, incur, create or permit to exist any Lien on any of its Property now owned or hereafter acquired by the Company or any of its Subsidiaries, other than:

     (a) Liens for taxes or assessments and similar charges either (i) not delinquent or (ii) being contested in good faith by appropriate proceedings and as to which the Company or such Subsidiary, as the case may be, shall have set aside on its books adequate reserves;

     (b) Liens incurred or pledges and deposits made in connection with worker's compensation, unemployment insurance, old-age pensions and social security benefits or securing the performance of bids, tenders, leases, Contracts, and statutory obligations of like nature, incurred as an incident to and in the ordinary course of business;

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

     (d) zoning restrictions, easements, licenses, reservations, provisions, covenants, conditions, waivers, restrictions on the use of property or minor irregularities of title (and with respect to leasehold interests, mortgages, obligations, Liens and other encumbrances incurred, created, assumed or permitted to exist and arising by, through or under or asserted by a landlord or owner of the leased property, with or without consent of the lessee), which will not individually or in the aggregate interfere materially with the use or operation by the Company or any of its Subsidiaries of the Property affected thereby for the purposes for which such Property was acquired or is held by the Company or any of its Subsidiaries;

     (e) Liens created by or resulting from any litigation or proceeding which is currently being contested in good faith by appropriate proceedings and as to which levy and execution have been stayed and continue to be stayed;

     (f) Liens consisting of, or arising in connection with, repurchase agreements, swaps or other obligations entered into in the ordinary course of business and not for the purpose of speculation relating to precious metals purchased, borrowed or otherwise held by the Company or any of its Subsidiaries;

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

     (a) Liens arising in connection with letter of credit trade transactions, provided that the Company or any of its Subsidiaries, as the case may be, discharges within 30 days its obligation to pay the indebtedness to banks arising from payments made by such banks under such letters of credit; and

     (b) other Liens, provided that the aggregate of all Properties and assets of the Company and its Subsidiaries which are subject to or affected by such Liens and which would properly be classified as assets on a consolidated balance sheet prepared in accordance with GAAP (including all leases (other than leases of office space and research and development facilities, if any) that would be required to be reflected as capital leases pursuant to such principles) does not at any time have a value on the books of the Company and its Subsidiaries in excess of 25% of the Consolidated Tangible Net Worth calculated for the quarter most recently ended.

     1.01 Consolidations, Mergers and Sales of Assets. The Company shall not, and the Company shall not permit any of its Principal Subsidiaries to, merge or consolidate with or into any other Person or sell, lease, transfer or assign to any Person or otherwise dispose of (whether in one transaction or a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired), except that so long as immediately thereafter and after giving effect thereto no Default has occurred and is continuing, (a) the Company or a Principal Subsidiary may merge or consolidate with another corporation in a transaction in which the Company is the surviving entity or such Principal Subsidiary is the surviving entity and continues to be a Subsidiary of the Company, (b) the Company may merge or consolidate with another corporation in a transaction in which such other corporation is the surviving entity if such other corporation is acceptable to the Majority Banks in their reasonable determination and such other corporation effectively assumes and agrees to perform and discharge all the obligations of the Company under this Agreement and under the Notes pursuant to a written instrument or instruments satisfactory to the Banks and counsel for the Banks in their reasonable determination, and
(c) any Principal Subsidiary may (i) merge or consolidate with the Company or into another Subsidiary of the Company which continues to be a Subsidiary after such transaction or (ii) sell, lease, transfer, assign or otherwise dispose of (whether in one transaction or series of transactions) all or substantially all of its Property (whether now owned or hereafter acquired) to the Company or to another Subsidiary of the Company which continues to be a Subsidiary after such transaction or transactions. For the purpose of this Section 8.08 only, "Principal Subsidiary" shall mean any Subsidiary of the Company having total assets as of the end of the most recent fiscal year equal to or greater than 25% of the consolidated total assets of the Company and its Subsidiaries as of the end of such fiscal year of the Company.

     1.02 Debt to EBITDA. The Company shall not permit, as of the last day of each fiscal quarter of the Company, the ratio of Debt of the Company and its Consolidated Subsidiaries at such date to EBITDA for the preceding four fiscal quarters immediately preceding such date, including the fiscal quarter most recently ended to be greater than 3.0 to 1.0.

     Use of Proceeds. The proceeds of the Loans shall be used for general corporate purposes, including, without limitation, to provide liquidity support for the issuance of commercial paper and acquisition financing: provided, however, that no Loan shall be available if the Majority Banks, in their sole discretion and upon notice to the Company explaining the basis, 1.01 refuse to make any Loan the proceeds of which will be used by the Company in an acquisition which the Majority Banks have reasonable cause to believe is opposed by the acquired Person's board of directors or other governing body or is likely to be hostile or unfriendly; provided, further, that no Bank may refuse to make any Loan pursuant to this Section 8.10 if the Company presents a certified resolution of the board of directors or other governing body of the acquired entity approving, supporting or otherwise evidencing agreement with the proposed acquisition. None of the Administrative Agent, the Arranger, the Documentation Agents, the Syndication Agent nor any Bank shall have any responsibility as to the use of any of such proceeds.

   Section 1. Events of Default.

     If one or more of the following events (herein called "Events of Default") shall occur and be continuing:

     (a) any representation or warranty made in connection with this Agreement or with the execution and delivery of the Notes, the borrowings hereunder or any statement or representation made in any report, certificate, financial statement or other instrument furnished by the Company to the Administrative Agent or the Banks pursuant to this Agreement shall prove to have been false or misleading in any material respect when made or delivered;

     (b) default shall be made in the payment of any principal or interest hereunder or under any Note, or of any fees or other amounts payable by the Company hereunder, when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment thereof or by acceleration thereof or otherwise, and, in the case of payments other than of any principal amounts hereunder, such default shall continue unremedied for three (3) Business Days;

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

     the Company or any Principal Subsidiary shall file one or more petitions or answers or consents seeking relief under Title 11 of the United States Code, as now or hereafter constituted, or any other applicable foreign, Federal or state bankruptcy, insolvency or similar law or laws, or shall consent to the institution of proceedings thereunder or to the filing of any such petition or to the appointment of or taking of possession of the Company or any Principal
(a) Subsidiary, as the case may be, or any Property of any of the same, by, one or more receivers, liquidators, assignees, trustees, custodians, sequestrator or other similar officials or the Company or any Principal Subsidiary shall make one or more assignments for the benefit of creditors, or shall become unable generally to pay its debts as they become due, or the Company or any Principal Subsidiary shall take action in furtherance of any such action;

     (a) one or more decrees or orders shall be entered by one or more courts having jurisdiction in the premises for relief in respect of the Company or any Principal Subsidiary under Title 11 of the United States Code, as now or hereafter constituted, or any other applicable foreign, Federal or state bankruptcy, insolvency or similar law or laws, or appointing one or more receivers, liquidators, assignees, trustees, sequestrator or similar officials of the Company or any Principal Subsidiary, as the case may be, or of any Property of any of the same, or ordering the winding up or liquidation of the affairs of the Company or any Principal Subsidiary, and any one or more such decrees or orders shall continue unstayed and in effect for a period of 60 days;

     (b) final judgment for the payment of money in excess of an aggregate of $50,000,000 and not fully covered by insurance shall be rendered against the Company or any Principal Subsidiary and the same shall remain undischarged for a period of 60 consecutive days during which execution shall not be effectively stayed;

     (c) A Reportable Event shall have occurred with respect to any Plan with vested unfunded liabilities in excess of $5,000,000 which the Majority Banks determine constitutes reasonable grounds for the termination of such Plan by the PBGC or for the appointment by the appropriate United States District Court of a trustee to administer such Plan or a trustee shall be appointed by a United States District Court to administer any Plan with vested unfunded liabilities in excess of $5,000,000; or the PBGC shall institute proceedings to terminate any Plan with vested unfunded liabilities in excess of $5,000,000; or the withdrawal by the Company or any Subsidiary from a Multiemployer Plan giving rise to Withdrawal Liability in excess of $5,000,000; or

     (d) a Change in Control of the Company shall have occurred; for purposes of this paragraph (j), a "Change in Control" shall mean the acquisition by any Person (other than the Company) or group (as defined in the Securities Exchange Act of 1934) of twenty-five percent (25%) or more of the voting power of the Company entitled to vote in the election of directors;

     THEREUPON: (1) in the case of an Event of Default other than one referred to in clause (f) or (g) of this Section 9 with respect to the Company, (A) the Administrative Agent, with the approval of the Majority Banks, may and, upon request of the Majority Banks, will, by notice to the Company, terminate the Commitments and they shall thereupon terminate, and (B) the Administrative Agent, with the approval of the Majority Banks, may and, upon request of the Majority Banks shall, by notice to the Company declare the principal amount then outstanding of, and the accrued interest on, the Loans and all other amounts payable by the Company hereunder and under the Notes (including, without limitation, any amounts payable under Section'5.04 hereof) to be forthwith due and payable, whereupon such amounts shall be immediately due and payable without presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Company; and (2) in the case of the occurrence of an Event of Default referred to in clause (f) or (g) of this Section 9 with respect to the Company, the Commitments shall automatically be terminated and the principal amount then outstanding of, and the accrued interest on, the Loans and all other amounts payable by the Company hereunder and under the Notes (including, without limitation, any amounts payable under Section 5.04 hereof) shall automatically become immediately due and payable without presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Company.

     Section 1. The Administrative Agent.

     1.01 Appointment, Powers and Immunities. Each Bank hereby appoints and authorizes the Administrative Agent to act as its agent hereunder with such powers as are specifically delegated to the Administrative Agent by the terms of this Agreement, together with such other powers as are reasonably incidental thereto. The Administrative Agent (which term as used in this sentence and in Section 10.05 and the first sentence of Section 10.06 hereof shall include reference to its Related Parties):

     (a) shall have no duties or responsibilities except those expressly set forth in this Agreement, and shall not by reason of this Agreement be a trustee for any Bank;

     (b) shall not be responsible to the Banks for any recitals, statements, representations or warranties contained in this Agreement, or in any certificate or other document referred to or provided for in, or received by any of them under, this Agreement, or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement, any Note or any other document referred to or provided for herein or for any failure by the Company to perform any of its obligations hereunder or thereunder;

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

     Reliance by Administrative Agent. The Administrative Agent shall be entitled to rely upon any certification, notice or other communication (including, without limitation, any thereof by telephone, telecopy, telegram or cable) believed by it to be genuine and correct and to have been signed or sent by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel, independent accountants and other experts selected by the Administrative Agent. As to any matters not expressly provided for by this Agreement, the Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder in accordance with instructions given by the Majority Banks (or, if so provided in 1.01 Section 11.04 hereof, all of the Banks), and such instructions of the Majority Banks (or all of the Banks, as the case may be) and any action taken or failure to act pursuant thereto shall be binding on all of the Banks.

     1.01 Defaults. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of a Default unless the Administrative Agent has received notice from a Bank or the Company specifying such Default and stating that such notice is a "Notice of Default". In the event that the Administrative Agent receives such a notice of the occurrence of a Default, the Administrative Agent shall give prompt notice thereof to the Banks. The Administrative Agent shall (subject to Section 10.07 hereof) take such action with respect to such Default as shall be directed by the Majority Banks provided that, unless and until the Administrative Agent shall have received such directions, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default as it shall deem advisable in the best interest of the Banks except to the extent that this Agreement expressly requires that such action be taken, or not be taken, only with the consent or upon the authorization of the Majority Banks or all of the Banks.

     1.02 Rights as a Bank. With respect to its Commitment and the Loans made by it, Chase (and any successor acting as Administrative Agent) in its capacity as a Bank hereunder shall have the same rights and powers hereunder as any other Bank and may exercise the same as though it were not acting as the Administrative Agent, and the term "Bank" or "Banks" shall, unless the context otherwise indicates, include the Administrative Agent in its individual capacity. Chase (and any successor acting as Administrative Agent) and its Affiliates may (without having to account therefor to any Bank) accept deposits from, lend money to, make investments in and generally engage in any kind of banking, trust or other business with the Company (and any of its Subsidiaries or Affiliates) as if it were not acting as the Administrative Agent, and Chase (and any such successor) and its Affiliates may accept fees and other consideration from the Company for services in connection with this Agreement or otherwise without having to account for the same to the Banks.

     1.03 Indemnification. The Banks agree to indemnify the Administrative Agent (to the extent not reimbursed under Section 11.03 hereof, but without limiting the obligations of the Company under said Section 11.03) ratably in accordance with their respective commitments (and, after the Commitments have been terminated, ratably in accordance with the aggregate principal amount of the Loans held by the Banks), for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever that may be imposed on, incurred by or asserted against the Administrative Agent (including by any Bank) arising out of or by reason of any investigation in or in any way relating to or arising out of this Agreement or any other documents contemplated by or referred to herein or the transactions contemplated hereby (including, without limitation, the costs and expenses that the Company is obligated to pay under Section 11.03 hereof but excluding, unless a Default has occurred and is continuing, normal administrative costs and expenses incident to the performance of its agency duties hereunder) or the enforcement of any of the terms hereof or of any such other documents, provided that no Bank shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the party to be indemnified.

    1.01 Non-Reliance on Administrative Agent and Other Banks. Each Bank agrees that it has, independently and without reliance on the Administrative Agent, the Arranger or any other Bank, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Company and its Subsidiaries and decision to enter into this Agreement and that it will, independently and without reliance upon the Administrative Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement. The Administrative Agent shall not be required to keep itself informed as to the performance or observance by the Company of this Agreement or any other document referred to or provided for herein or to inspect the Properties or books of the Company or any of its Subsidiaries. Except for notices, reports and other documents and information expressly required to be furnished to the Banks by the Administrative Agent hereunder, the Administrative Agent shall not have any duty or responsibility to provide any Bank with any credit or other information concerning the affairs, financial condition, operations, business, Properties, liabilities or prospects of the Company or any of its Subsidiaries (or any of their Affiliates) that may come into the possession of the Administrative Agent or any of its Affiliates.

     1.02 Failure to Act. Except for action expressly required of the Administrative Agent hereunder, the Administrative Agent shall in all cases be fully justified in failing or refusing to act hereunder unless it shall receive further assurances to its satisfaction from the Banks of their indemnification obligations under Section 10.05 hereof against any and all liability and expense that may be incurred by it by reason of taking or continuing to take any such action.

     1.03 Resignation or Removal of Administrative Agent. Subject to the appointment and acceptance of a successor Administrative Agent as provided below, the Administrative Agent may resign at any time by giving notice thereof to the Banks and the Company, and the Administrative Agent may be removed at any time with or without cause by the Majority Banks. Upon any such resignation or removal, the Majority Banks shall have the right to appoint a successor Administrative Agent. If no successor Administrative Agent shall have been so appointed by the Majority Banks and shall have accepted such appointment within 30 days after the retiring Administrative Agent's giving of notice of resignation or the Majority Banks' removal of the retiring Administrative Agent, then the retiring Administrative Agent may, on behalf of the Banks, appoint a successor Administrative Agent, that shall be a bank that has an office in New York, New York with a combined capital and surplus of at least $500,000,000. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. After any retiring Administrative Agent's resignation or removal hereunder as Administrative Agent, the provisions of this Section 10 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as the Administrative Agent.

     Section 2. Miscellaneous.

     Waiver. No failure on the part of the Administrative Agent or any Bank to exercise and no delay in exercising, and no course of dealing with respect to, any right, power or privilege under this Agreement or any Note shall operate as a waiver thereof, nor shall any single 1.01 or partial exercise of any right, power or privilege under this Agreement or any Note preclude any other or future exercise thereof or the exercise of any right, power or privilege. The remedies provided herein are cumulative and not exclusive of any remedies provided by law.

  1.01 Notices. All notices, requests and other communications provided for herein (including, without limitation, any modifications of, or waivers, requests or consents under, this Agreement) shall be in writing and shall be delivered by hand or overnight courier service, mailed by certified or registered mail or sent by telecopy, or with respect to notices given pursuant to Section 2.03 hereof, by telephone, confirmed in writing by telecopier by the close of business on the day such notice is given, as follows:

     (a) if to the Company, to it at Engelhard Corporation, 101 Wood Avenue, Iselin, New Jersey 08830, Attention of Peter Rapin, Treasurer (Telecopy No.
(732) 205-9847) with a copy to the General Counsel (Telecopy No. (732)
548-7835);

     (b) if to the Administrative Agent, to The Chase Manhattan Bank, Agent Bank Services Group, 270 Park Avenue, New York, New York 10017, Attention: Loan Agency Group (Telecopy No. (212) 552-7253), with a copy to The Chase Manhattan Bank, One Chase Manhattan Plaza, 8th Floor, New York, New York 10081, Attention:
Maxeen Pinnock (Telecopy No. (212) 552-7490);

     (c) if to the Arranger, to JPMorgan Securities Inc., 270 Park Avenue, 5th Floor, New York, New York 10017, Attention: Thomas Kuhn (Telecopy
No.(212)270-1063);

     (d) if to any other Bank (including the Documentation Agents or the Syndication Agent), to it at its address (or telecopy number) set forth in its Administrative Questionnaire.

     Any party hereto may change its address or telecopy number for notices and other communications hereunder by notice to the other parties hereto. Except as otherwise provided in this Agreement, all notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt.

     1.02 Indemnification, Expenses, Etc. (a) The Company will indemnify each Bank, the Administrative Agent, the Arranger, and each Related Party (collectively, the "Named Persons") and hold such Named Persons harmless against any losses and related reasonable out-of-pocket expenses incurred by each such Named Person (i) in the enforcement or protection of its rights in connection with this Agreement, with the Loans made or the Notes issued hereunder, (ii) as a result of any transaction, action or failure to act arising from the foregoing, including, but not limited to, the reasonable fees and disbursements of counsel to such Named Persons, and (iii) with respect to any action which may be instituted by any Person against such Named Persons, (x) as a direct result of the execution and delivery of this Agreement or, (y) with respect to the Loans made, provided that with respect to each of the indemnities provided for in this subsection (a), such indemnities shall not, as to any Named Person, be available to the extent that such losses or related expenses are determined by a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of such Named Person.


     (b) The Company agrees that it shall indemnify each Named Person from and hold each of them harmless against any documentary taxes, assessments or charges made by any governmental authority by reason of the execution and delivery of this Agreement or the Notes. The obligations of the Company under this Section shall survive the termination of this Agreement and the payment of the Notes.

   (c) The Company shall indemnify each Named Person, and hold each Named
Person harmless from, any and all losses, damages, liabilities and reasonable related expenses, including the fees, charges and disbursements of any counsel for any Named Person, incurred by any Named Person arising out of or as a result of any claims pursuant to any Environmental Laws regarding (a) any actual or alleged presence or release of Hazardous Materials on or from any property owned or operated by the Company or any of its Subsidiaries, or (b) any Environmental Liability, except to the extent attributable to actions of any Named Person.

     (d)(i) If after any Named Person(s) shall have made a claim for indemnification hereunder and the Company shall have failed to agree to defend or settle the claim to which such claim for indemnification relates (a "Third-Party Claim") within fifteen (15) Business Days (the "Notice Period"), such Named Person(s) may defend or settle the Third-Party Claim as it or they deem appropriate without prejudice to any of their above rights to indemnity from the Company, and with no further obligation to inform the Company of the status of the Third-Party Claim and no right of the Company to approve or disapprove any actions taken in connection therewith by the Named Person(s). Notwithstanding the foregoing, in the event that the Company fails to agree to defend or settle a Third-Party Claim on behalf of the Named Person(s) within the Notice Period, the amount of any indemnity due hereunder shall bear interest calculated at the Base Rate, from the date upon which the Named Person(s) are required to make any payment(s) with respect to the Third-Party Claim and any related costs and expenses as provided herein, to the date of the Company's payment to the Named Person(s) as required hereby, calculated upon the actual number of days elapsed over a 365-day year.

     (ii) If the Company agrees to defend or settle a Third-Party Claim on behalf of any Named Person(s) hereunder, it shall so notify the Named Person(s) within the Notice Period and elect either (a) to undertake the defense or settle such Third-Party Claim with counsel selected by the Company and approved by the Named Person(s), which approval shall not be unreasonably withheld, and the provisions of subclause (iii) of this Section 11.03(d) shall be applicable thereto, or (b) to instruct the Named Person(s) to defend or settle such Third-Party Claim, in which event the Named Person(s) may defend or settle the Third-Party Claim as it or they deem appropriate without prejudice to any of their above rights to indemnity from the Company, provided that, the Company shall not be liable under this Section 11.03(d)(ii) to indemnify any Named Party in respect of any settlement effected without its consent, such consent not to be unreasonably withheld.

     (iii) If the Company undertakes the defense or settlement of such Third-Party Claim, the Named Person(s) shall be entitled, at their own expense, to participate in such defense or settlement negotiation. If the Company undertakes such defense or settlement of a Third-Party Claim on behalf of the Named Person(s), no compromise or settlement of such Third-Party Claim shall be made by any Named Person without the prior written consent of the Company. In addition, no compromise or settlement of any Third-Party Claim shall be made by the Company without the prior written consent of the Named Person(s), such consent not to be unreasonably withheld, provided, that in the event that a Named Person shall not consent to such compromise or settlement (in connection with which the Company shall have agreed to indemnify such Named Person in full in respect of such compromise or settlement pursuant to the terms of this
Section 11.03), the amount of indemnification to which such Named Person(s) is entitled pursuant to this Section 11.03(d)(iii) shall be limited to the amount of such proposed settlement, plus applicable out-of-pocket costs and expenses up to the date of the proposal of such settlement.

     (iv) Notwithstanding the foregoing provisions of this subsection (d), in the event that the Company agrees to undertake the defense of or settlement of any Third-Party Claim, the Company agrees that its indemnity obligations hereunder shall include the payment of the reasonable fees and disbursements of separate counsel to the Named Person(s) if (x) in such Named Person(s)'s reasonable judgment and in the good faith judgment of its separate legal counsel, the use of counsel chosen by the Company would present such counsel with a conflict of interest; or (y) the Company shall authorize such Named Person(s) to employ separate counsel at the Company's expense, (it being agreed that the Company shall not, under any of the circumstances described in clauses
(x) or (y) above, have the right to direct the defense of such action or proceeding on behalf of the Named Person(s)).

     (v) Notwithstanding any other provision of this subsection (d) (but without affecting the limitation of the Company's liability set forth in subsection
(iii) of this Section 11.03(d)), (x) the Company shall not, without the prior written consent of the relevant Named Person(s) agree to any settlement of any claim, litigation or proceeding in respect of which indemnity shall be sought hereunder if such settlement contains an admission of wrongdoing by such Named Person or if all claimants shall not have executed a full release in favor of such Named Person, and (y) each Named Person shall, subject to its reasonable business needs, use reasonable efforts to minimize the indemnification sought from the Company under this Section 11.03.

     Amendments, Etc. Except as otherwise expressly provided in this Agreement, any provision of this Agreement may be modified or supplemented only by an instrument in writing signed by the Company and the Majority Banks, or by the Company and the Administrative Agent acting with the consent of the Majority Banks and any provision of this Agreement may be waived by the Majority Banks or by the Administrative Agent acting with the consent of the Majority Banks; provided that (a) no modification, supplement or waiver shall, unless by an instrument signed by all of the Banks affected or by the Administrative Agent acting with the consent of all of the Banks affected: (i) increase, or extend the term of the Commitments, or extend the time or waive any requirement for the reduction or termination of the Commitments, (ii) extend the date fixed for the payment of principal of or interest on any Loan or the payment of any fee hereunder, (iii) reduce the amount of any such payment of principal, (iv) reduce the rate at which interest is payable thereon or any fee is payable hereunder,
(v) alter the manner in which payments or prepayments of principal, interest, or other amounts hereunder shall be applied as between the Banks or Types or Classes of Loans, (vi) alter the terms of Section 4.02 or 4.07(a) hereof or of this Section 11.04, (vii) modify the definition of the term "Majority Banks" or modify in any other manner the number or percentage of the Banks required to make any determinations or waive any rights hereunder or to modify any provision hereof, or (viii) waive any of the 1.01 conditions precedent set forth in
Section 6.01 hereof; and (b) any modification or supplement of Sections 4.06 or 10 hereof, or of any of the rights or duties of the Administrative Agent hereunder, shall require the consent of the Administrative Agent.

     1.01 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns. Notwithstanding anything to the contrary contained herein, any Bank (a "Granting Lender") may grant to a special purpose funding vehicle (an "SPC") the option to fund all or any part of any Loan that such Granting Lender would otherwise be obligated to fund pursuant to this Agreement; provided that (i) nothing herein shall constitute a commitment by any SPC to fund any Loan, and (ii) if an SPC elects not to exercise such option or otherwise fails to fund all or any part of such Loan, the Granting Lender shall be obligated to fund such Loan pursuant to the terms hereof. The Granting Lender shall provide the Administrative Agent and the Company reasonable advance notice prior to the granting of an option to an SPC. The funding of a Loan by an SPC hereunder shall utilize the Commitment of the Granting Lender to the same extent, and as if, such Loan were funded by such Granting Lender. Each party hereto hereby agrees that a Granting Lender shall remain liable for any indemnity or payment under this Agreement for which a Granting Lender would otherwise be liable hereunder to the extent the granting Lender provides such indemnity or makes such payment. Notwithstanding anything to the contrary contained in this Agreement, any SPC may disclose on a confidential basis its funding of Loans to any rating agency, commercial paper dealer or provider of any surety or guarantee to such SPC. The grant of an option pursuant to this Section shall not be deemed an assignment or a participation pursuant to Section 11.06 and shall not reduce the Commitment of the Granting Lender. This Section 11.05 may not be amended without the prior written consent of each Granting Lender, all or any part of whose Loan is being funded by an SPC at the time of such amendment.

1.02     Assignments and Participations.

     (a) The Company may not assign any of its rights or obligations hereunder or under the Notes without the prior consent of all of the Banks and the Administrative Agent.

     (b) Each Bank may assign any of its Loans, its Notes, if any, and its Commitment (but only with the consent of the Company unless an Event of Default referred to in clause (b) of Section 9 hereof shall have occurred and be continuing and the Administrative Agent, each of which consents will not be unreasonably withheld); provided that

     (i) no such consent by the Company or the Administrative Agent shall be required in the case of any assignment to another Bank or an Affiliate of a Bank, and only the consent of the Company shall be required in the case of any assignment to a Lender Affiliate, such consent not to be unreasonably withheld;

     (ii) except to the extent the Company and the Administrative Agent shall otherwise consent, any such partial assignment (other than to another Bank) shall be in an amount at least equal to $10,000,000;

     each such assignment by a Bank of its Syndicated Loans, Syndicated Note, if any, and Commitment shall be made in such manner so that the same portion of its Syndicated Loans, Syndicated Note, if any, and Commitment is assigned to the respective assignee;

     (i) the assignee and assignor shall deliver to the Administrative Agent for its acceptance an Assignment and Acceptance for each such assignment; and

     (ii) each assignee, if it shall not be a Bank, shall deliver to the Administrative Agent an Administrative Questionnaire.

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

     (b) A Bank may sell or agree to sell to one or more other Persons (each a "Participant") a participation in all or any part of any Loans held by it or in its Commitment, provided that such Participant shall not have any rights or obligations under this Agreement or any Note (the Participant's rights against such Bank in respect of such participation to be those set forth in the agreements executed by such Bank in favor of the Participant). All amounts payable by the Company to any Bank under Section 5 hereof in respect of Loans held by it and its Commitment, shall be determined as if such Bank had not sold or agreed to sell any participations in such Loans and Commitment, and as if such Bank were funding each of such Loans and Commitment in the same way that it is funding the portion of such Loans and Commitment in which no participations have been sold. In no event shall a Bank that sells a participation agree with the Participant to take or refrain from taking any action hereunder except that such Bank may agree with the Participant that it will not, without the consent of the Participant, agree to (i) increase or extend the term of such Bank's Commitment, or extend the time or waive any requirement for the reduction or termination, of such Bank's Commitment, (ii) extend the date fixed for the payment of principal of or interest on the related Loan or Loans, or any portion of any fee hereunder payable to the Participant, (iii) reduce the amount of any such payment of principal or (iv) reduce the rate at which interest is payable thereon, or any fee hereunder payable to the Participant, to a level below the rate at which the Participant is entitled to receive such interest or fee.

     (c) In addition to the assignments and participations permitted under the foregoing provisions of this Section 11.06, any Bank may (without notice to the Company, the Administrative Agent or any other Bank and without payment of any fee) (i) assign and pledge all or any portion of its Loans and its Notes, if any, to any Federal Reserve Bank as collateral security pursuant to Regulation A and any Operating Circular issued by such Federal Reserve Bank and (ii) assign all or any portion of its rights under this Agreement, its Loans and its Notes, if any, to an Affiliate. No such assignment shall release the assigning Bank from its obligations hereunder.

     (a) A Bank may furnish any information concerning the Company or any of its Subsidiaries in the possession of such Bank from time to time to assignees and participants (including prospective assignees and participants), subject, however, to the provisions of Section 11.12(b) hereof.

     (b) Anything in this Section 11.06 to the contrary notwithstanding, no Bank may assign or participate any interest in any Loan held by it hereunder to the Company or any of its Affiliates or Subsidiaries without the prior consent of each Bank.

     1.02 Survival. The obligations of the Company under Sections 5.01, 5.04 and
11.03 hereof, and the obligations of the Banks under Sections 10.05 and 11.12 hereof, shall survive the repayment of the Loans, the termination of the Commitments and, in the case of any Bank that may assign any interest in its Commitment or Loans hereunder, shall survive the making of such assignment, notwithstanding that such assigning Bank may cease to be a "Bank" hereunder. In addition, each representation and warranty made, or deemed to be made by a notice of any Loan herein or pursuant hereto shall survive the making of such representation and warranty, and no Bank shall be deemed to have waived, by reason of making any Loan, any Default that may arise by reason of such representation or warranty proving to have been false or misleading when made or deemed to be made, notwithstanding that such Bank or the Administrative Agent may have had notice or knowledge or reason to believe that such representation or warranty was false or misleading at the time such Loan was made.

     1.03 Captions. The table of contents and captions and section headings appearing herein are included solely for convenience of reference and are not intended to affect the interpretation of any provision of this Agreement.

     1.04 Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Agreement by signing any such counterpart.

     1.05 Governing Law; Submission to Jurisdiction. This Agreement and the Notes shall be governed by, and construed in accordance with, the law of the State of New York. The Company hereby submits to the nonexclusive jurisdiction of the United States District Court for the Southern District of New York and of any New York state court sitting in New York County for the purposes of all legal proceedings arising out of or relating to this Agreement or the transactions contemplated hereby. The Company hereby irrevocably waives, to the fullest extent permitted by applicable law, any objection that it may now or hereafter have to the laying of the venue of any such proceeding brought in such a court and any claim that any such proceeding brought in such a court has been brought in an inconvenient forum.

     1.06 Waiver of Jury Trial. EACH OF THE COMPANY, THE ADMINISTRATIVE AGENT, THE ARRANGER, THE DOCUMENTATION AGENTS, THE SYNDICATION AGENT AND THE BANKS HEREBY IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT, THE NOTES OR THE TRANSACTIONS CONTEMPLATED HEREBY.

     1.01 Treatment of Certain Information; Confidentiality.

     (a) The Company acknowledges that from time to time financial advisory, investment banking and other services may be offered or provided to the Company or one or more of its Subsidiaries (in connection with this Agreement or otherwise) by any Bank or by one or more Subsidiaries or Affiliates of such Bank and the Company hereby authorizes each Bank to share any information delivered to such Bank by the Company and its Subsidiaries pursuant to this Agreement, or in connection with the decision of such Bank to enter into this Agreement, with any such Subsidiary or Affiliate, it being understood that any such Subsidiary or Affiliate receiving such information shall be bound by the provisions of paragraph (b) below as if it were a Bank hereunder. Such authorization shall survive the repayment of the Loans and the termination of the Commitments.

     (b) Each of the Banks and the Administrative Agent agrees (on behalf of itself and each of its Affiliates, directors, officers, employees and representatives) to use reasonable precautions to keep confidential, in accordance with its customary procedures for handling confidential information of the same nature and in accordance with safe and sound banking practices, any non-public information supplied to it by the Company pursuant to this Agreement that is identified by the Company as being confidential; provided that nothing herein shall limit the disclosure of any such information (i) after such information shall have become public (other than through a violation of this Section 11.12), (ii) to the extent required by statute, rule, regulation or judicial process, (iii) to counsel for any of the Banks or the Administrative Agent, (iv) to bank examiners (or any other regulatory authority having jurisdiction over any Bank or the Administrative Agent), or to auditors or accountants, (v) to the Administrative Agent or any other Bank (or to the Arranger), (vi) in connection with any litigation to which any one or more of the Banks or the Administrative Agent is a party, or in connection with the enforcement of rights or remedies hereunder, (vii) to a Subsidiary or Affiliate of such Bank as provided in paragraph (a) above or (viii) to any assignee or participant (or prospective assignee or participant) so long as such assignee or participant (or prospective assignee or participant) first executes and delivers to the respective Bank a Confidentiality Agreement; provided further, that in no event shall any Bank or the Administrative Agent be obligated or required to return any materials furnished by the Company. The obligations of any assignee that has executed a Confidentiality Agreement shall be superseded by this
Section 11.12 upon the date upon which such assignee becomes a Bank hereunder pursuant to Section 11.06(b) hereof.

     1.02 The Syndication Agent, Arranger and Documentation Agents. Except as expressly set forth herein, the Syndication Agent, the Arranger and the Documentation Agents shall have (x) no obligations hereunder other than (in the case of the Syndication Agent and the Documentation Agents) those of a Bank, and
(y) no liability to the Banks hereunder.

    IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.


             ENGELHARD CORPORATION

           By /s/ Peter R. Rapin
                  Title: Treasurer

           THE CHASE MANHATTAN BANK
           as Administrative Agent

           By /s/ Gary L. Spevack
                   Title: Vice President

           JPMORGAN SECURITIES INC.,
           as Lead Arranger and Book Manager

           By /s/ William B. Murray
                   Title: MD

           BANK OF TOKYO-MITSUBISHI TRUST COMPANY,
           as Documentation Agent

           By /s/ William J. Derasmo
                   Title: Vice President

           BANK OF TOKYO-MITSUBISHI TRUST COMPANY,
           as Documentation Agent

           By /s/ William J. Derasmo
                  Title: Vice President

           WACHOVIA BANK, N.A.,
           as Documentation Agent

            By /s/ Robert Wilson
                  Title: Vice President

           COMMERZBANK, AG-NEW YORK AND
           GRAND CAYMAN BRANCHES,
           as Syndication Agent

            By /s/ signature illegible
                  Title: Senior Vice President

            By /s/ signature illegible
                  Title: Vice President

           BANK OF AMERICA, N.A.
           as Managing Agent

           By /s/ Wendy J. Gorman
                  Title: Principal

           CITIBANK, N.A.,
           as Managing Agent

           By /s/ Diane L. Pockaj
                  Title: Vice President

           MELLON BANK, N.A.,
           as Managing Agent

           By /s/ signature illegible
                  Title: Vice President

           ABN AMRO BANK, N.V.,
           as Participant and as a Bank

           By /s/ signature illegible
                  Title: Group Vice President

           By /s/ signature illegible
                  Title: Vice President

           THE BANK OF NEW YORK,
           as Participant and as a Bank

           By /s/ Ernest Fung
                  Title: Vice President

           THE BANK OF NOVA SCOTIA,
           as Participant and as a Bank

           By /s/ Brian S. Allen
                  Title: Managing Director

           FLEET NATIONAL BANK,
           as Participant and as a Bank

           By /s/ Miguel J. Medida
                  Title: Managing Director

           BANK ONE, N.A. (Main Office-Chicago),
           as Participant and as a Bank

           By /s/ Mahua G. Thakurta
                  Title: Commercial Banking Officer

           BANK OF CHINA,
           as Participant and as a Bank

           By /s/ signature illegible
           Title: General Manager, USA Branches

           NORDDEUTSCHE LANDESBANK,
           as Participant and as a Bank

           By /s/ Stephen K. Hunter
                  Title: Senior Vice President

           By /s/ Josef Haas
                  Title: Vice President

           THE FUJI BANK, LIMITED,
           as Participant and as a Bank

              By /s/ Raymond Ventura
                     Title: Senior Vice President

           ING BANK N.V.,
           as Participant and as a Bank

           By /s/ signature illegible
                  Title: Director

           By /s/ signature illegible
                  Title: Manager

           ALLFIRST BANK,
           as Participant and as a Bank

           By /s/ signature illegible
                  Title: Vice President

           BANCA POPOLARE DI MILANO,
           as Participant and as a Bank

           By /s/ Esperanza Quintero
                  Title: First Vice President

           By /s/ Patrick F. Dillon
                  Title: Vice President,
                  Chief Credit Officer

           SUMITOMO MITSUI BANKING CORPORATION,
           as Participant and as a Bank

           By /s/ Edward D. Henderson, Jr.
                  Title: Senior Vice President

           WESTDEUTSCHE LANDESBANK GIROZENTRALE,
           NEW YORK BRANCH,
           as Participant and as a Bank

           By /s/ Barry S. Wadler
                  Title: Associate Director

           By /s/ Lisa Walker
                  Title: Associate Director

           INTESABCI, NEW YORK BRANCH,
           as Participant and as a Bank

           By /s/ Frank Maffei
                  Title: Vice President

           By /s/ E. Bermant
                  Title: FVP/Deputy Manager

           SUNTRUST BANK,
           as Participant and as a Bank

           By /s/ W. David Wisdom
                  Title: Vice President

                                EXHIBIT (10)(ba)

                           Five-Year Credit Agreement
                           --------------------------

                                                        EXECUTION COPY

             *******************************************************

                              ENGELHARD CORPORATION

                             ______________________

                           FIVE YEAR CREDIT AGREEMENT

                            Dated as of May 11, 2001

                             ______________________

                            THE CHASE MANHATTAN BANK,

                             as Administrative Agent

                            JPMORGAN SECURITIES INC.,

                        as Lead Arranger and Book Manager

                   BANK OF TOKYO-MITSUBISHI TRUST COMPANY and
                              WACHOVIA BANK, N.A.,

                             as Documentation Agents


                                 COMMERZBANK AG,

                              as Syndication Agent

           and Each of the Banks Listed on the Signature Pages Hereof

             *******************************************************

     FIVE YEAR CREDIT AGREEMENT dated as of May 11, 2001, between ENGELHARD CORPORATION, a corporation duly organized and validly existing under the laws of the State of Delaware (the "Company"); each of the lenders that is a signatory hereto identified under the caption "BANKS" on the signature pages hereto and each lender that becomes a "Bank" after the date hereof pursuant to Section 11.06(b) hereof (individually, a "Bank" and, collectively, the "Banks"), THE CHASE MANHATTAN BANK, as Swingline Bank hereunder (in such capacity, together with its successors and permitted assigns in such capacity, the "Swingline Bank") and as agent for the banks (in such capacity, together with its successors in such capacity, the "Administrative Agent"), JPMORGAN SECURITIES INC., as lead arranger and book manager for the Banks (in such capacity, together with their successors in such capacity, the "Arranger"), BANK OF TOKYO-MITSUBISHI TRUST COMPANY and WACHOVIA BANK, N.A., as documentation agents for the Banks (in such capacity, together with their successors in such capacity, the "Documentation Agents"), COMMERZBANK AG, as syndication agent for the Banks (in such capacity, together with their successors in such capacity, the "Syndication Agent").

     The Company has requested that (i) the Banks make loans to it in an aggregate principal amount not exceeding $400,000,000 (as the same may be reduced by the Banks' LC Exposure resulting from Letters of Credit issued as described in clause (ii) below, or pursuant to Section 2.05(b) hereof or increased pursuant to Section 2.11 hereof) at any one time outstanding by way of Syndicated Loans (which may be Eurodollar Loans or Base Rate Loans) and/or pursuant to a competitive bid option providing for Competitive Bid Loans (which may be LIBOR Bid Loans or Absolute Rate Loans), (ii) the Issuing Banks issue Letters of Credit, as such terms are defined below, in amounts resulting in an LC Exposure not to exceed $50,000,000, and (iii) the Swingline Bank make Swingline Loans in amounts not to exceed $100,000,000, as such terms are defined below, and the Banks, the Issuing Banks and the Swingline Bank are prepared to make such loans and issue such Letters of Credit upon and subject to the terms and conditions hereof. Accordingly, the parties hereto agree as follows:

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

     "Affiliate" means, with respect to a specified Person, another Person that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the Person specified.

     "Applicable Facility Fee Rate", "Applicable Margin" and "Applicable Utilization Fee Rate" shall mean, during any period when any of the Rating Groups specified below is in effect, the percentage set forth below opposite the reference to such fee or to the relevant Type of Syndicated Loan:


                     Rating      Rating      Rating     Rating      Rating
                     Group 1     Group II    Group III  Group IV    Group V
                     -------------------------------------------------------
Applicable Facility
 Fee Frate           0.090%p.a.  0.100%p.a. 0.125%p.a.  0.150%p.a. 0.200%p.a

Applicable Margin    0.160%p.a.  0.275%p.a. 0.375%p.a.  0.475%p.a. 0.550%p.a.

Applicable Utiliation
 Fee Rate            0.050%p.a.  0.075%p.a. 0.100%p.a.  0.125%p.a. 0.125%p.a.

     Any change in the Applicable Facility Fee Rate, the Applicable Margin or the Applicable Utilization Fee Rate by reason of a change in the Moody"s Rating or the Standard & Poor's Rating (or a Substitute Rating) shall become effective on the date of announcement or publication by the respective Rating Agency of a change in such Rating or, in the absence of such announcement or publication, on the effective date of such changed rating.

     "Applicable Percentage" shall mean, with respect to any Bank, the percentage of the total Commitments represented by such Bank's Commitment. If the Commitments have terminated or expired, the Applicable Percentages shall be determined based upon the Commitments most recently in effect, giving effect to any assignments.

     "Assignment and Acceptance" shall mean an agreement in the form of Exhibit E hereto.

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

     "Change in Control" shall have the meaning assigned to such term in Section 9(j) hereof.

     "Chase" shall mean The Chase Manhattan Bank, and its successors.

     "Class" shall have the meaning assigned to such term in Section 1.03 hereof.

     "Closing Date" shall mean the date hereof.

     "Code" shall mean the Internal Revenue Code of 1986, as amended from time to time.

     "Commitment" shall mean, as to each Bank, the obligation of such Bank to
(a) make Syndicated Loans pursuant to Section 2.01 hereof, and (b) to acquire participations in Letters of Credit pursuant to Section 2.13 hereof, in an aggregate principal amount at any one time outstanding up to but not exceeding the amount set opposite the name of such Bank on Schedule I hereof under the caption "Commitment" or, in the case of a Person that becomes a Bank pursuant to an assignment permitted under Section 11.06(b) hereof, as specified in the respective instrument of assignment pursuant to which such assignment is effected or, in the case of a Person that becomes a Bank pursuant to Section
2.11 hereof, as reflected in the respective instrument pursuant to which such Person agrees to become a Bank hereunder (in each case, as the same may be reduced at any time or from time to time pursuant to Section 2.05 or 11.06 hereof or increased pursuant to Section 2.11 or 5.06 hereof).

     "Commitment Termination Date" shall mean the date five (5) years after the Closing Date, as such date may be extended pursuant to Section 2.12 hereof; provided that if such date is not a Business Day, the Commitment Termination Date shall be the immediately preceding Business Day.

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

     "Confidentiality Agreement" shall mean an agreement substantially in the form of Exhibit D hereto.

     "Consent Date" shall have the meaning set forth in Section 2.12(a) hereof.

     "Consolidated Tangible Net Worth" shall mean the excess of (i) the consolidated net book value of the assets of the Company and its Subsidiaries (other than patents, patent rights, trademarks, trade names, franchises, copyrights, licenses, permits, goodwill and other intangible assets classified as such in accordance with GAAP) after all appropriate deductions in accordance with GAAP (including, without limitation, reserves for doubtful receivables, obsolescence, depreciation and amortization) plus the amounts, if any, by which the market value of precious metals inventories and investments exceeds the carrying value of those metals on the consolidated books of account of the Company, in each case, computed and consolidated in accordance with GAAP over
(ii) Total Debt.

     "Continuation", "Continue" and "Continued" shall refer to the continuation pursuant to Section 2.10 hereof of a Eurodollar Loan from one Interest Period to the next Interest Period.

     "Contract" shall mean any agreement or transaction (other than for obligations incurred in connection with the borrowing of money or the obtaining of advances or credit) entered into by the Company or any of its Subsidiaries in the ordinary course of its business and not for the purpose of speculation, including, without limitation, any agreement or transaction relating to any currency or commodity regularly used or traded by the Company or any of its Subsidiaries, including sale, purchase or entry into any swap agreement in respect of a notional quantity; sale or purchase of any contract for future delivery; or sale or purchase of any put or call option in respect of any such currency or commodity.

     "Control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ability to exercise voting power, by contract or otherwise. "Controlling" and "Controlled" have meanings correlative thereto.

     "Conversion", "Convert" and "Converted" shall refer to a conversion pursuant to Section 2.10 hereof of one Type of Syndicated Loan into another Type of Syndicated Loan, which may be accompanied by the transfer by a Bank (at its sole discretion) of a Loan from one lending office to another.

     "Debt" of any Person means, without duplication, (a) all indebtedness of such Person for borrowed money, (b) all obligations of such Person with respect to reimbursement obligations relating to letters of credit issued for the account of such Person and drawn upon by the applicable beneficiary and not repaid by such Person, (c) all obligations of such Person evidenced by notes, bonds, debentures or other similar instruments, and (d) all obligations of such Person as lessee under leases which are capitalized in accordance with GAAP.

     "Default" shall mean an Event of Default or an event that with notice or lapse of time or both would become an Event of Default.

     "Dollars" and "$" shall mean lawful money of the United States of America.

     "Domestic Subsidiary" shall mean any Subsidiary of the Company that is organized under the laws of any State of the United States of America.

     "EBITDA" shall mean, for any period, the sum, determined on a consolidated basis without duplication, of the Company's and its consolidated Subsidiaries':
(i) net earnings from continuing operations (or net loss), but excluding from such amount any equity income (or loss) of Affiliates and the gain (or loss) on the sale of long-term investments, (ii) interest expense, (iii) income tax expense, (iv) depreciation expense, (v) amortization and depletion expense, and
(vi) all other non-cash charges, in each case determined in accordance with GAAP for such period, provided that with respect to each of the items set forth in clauses (i) through (vi) above, any extraordinary amounts shall be excluded from the relevant calculations.

     "Environmental Laws" shall mean all laws, rules, regulations, codes, ordinances, orders, decrees, judgments, injunctions or binding agreements issued, promulgated or entered into by any Governmental Authority, relating to the environment, preservation or reclamation of natural resources, including those relating to the management, release or threatened release of any Hazardous Material.

     "Environmental Liability" shall mean any liability (including any liability for damages, costs of environmental remediation, fines, penalties or indemnities) of the Company or any Subsidiary based upon (a) violation of any Environmental Law, (b) the generation, use, handling, transportation, storage, treatment or disposal of any Hazardous Materials, (c) exposure to any Hazardous Materials, (d) the release or threatened release of any Hazardous Materials into the environment or (e) any contract, agreement or other consensual arrangement pursuant to which liability is assumed or imposed with respect to any of the foregoing.

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

     "Eurodollar Rate" shall mean, for any Fixed Rate Loan for any Interest Period therefor:

     (a) a rate per annum determined by the Administrative Agent to be equal to the rate per annum (rounded upwards, if necessary, to the nearest 1/16 of 1%) reported at 11:00 a.m., London time on the date two Business Days prior to the first day of such Interest Period on Telerate Access Service Page 3750 (British Bankers Association Settlement Rate) (or on any successor or substitute page of such service) as the London Interbank Offered Rate for Dollar deposits having a term comparable to such Interest Period; or

    (a) if such rate shall cease to be publicly available on the Telerate
Access Service Page 3750 (or on any successor or substitute page of such service) or if the information contained on said Page, in the sole judgment of the Administrative Agent, shall cease to accurately reflect such London Interbank Offered Rate, the Eurodollar Rate shall mean the arithmetic mean (rounded upwards, if necessary, to the nearest 1/16 of 1%), as determined by the Administrative Agent, of the rates per annum quoted by the respective Reference Banks at approximately 11:00 a.m. London time (or as soon thereafter as practicable) on the date two Business Days prior to the first day of such Interest Period for the offering by the respective Reference Banks to leading banks in the London interbank market of Dollar deposits having a term comparable to such Interest Period and in an amount comparable to the principal amount of such Fixed Rate Loan to be made by the respective Reference Banks for such Interest Period; provided that (i) if any Reference Bank is not participating in any Fixed Rate Loans during any Interest Period therefor, the Eurodollar Rate for such Loans for such Interest Period shall be determined by reference to the amount of such Loans that such Reference Bank would have made or had outstanding had it been participating in such Loan during such Interest Period, (ii) in determining the Eurodollar Rate with respect to any Competitive Bid Loans, each Reference Bank shall be deemed to have made a Competitive Bid Loan in an amount equal to $10,000,000 and (iii) if any Reference Bank does not timely furnish such information for determination of any Eurodollar Rate, the Administrative Agent shall determine such Eurodollar Rate on the basis of the information timely furnished by the remaining Reference Banks.

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

     "Fitch IBCA" shall mean Fitch IBCA Duff & Phelps, or any successor thereto.

     "Fixed Rate Loans" shall mean Eurodollar Loans and Competitive Bid Loans (other than Absolute Rate Loans).

     "GAAP" shall mean generally accepted accounting principles applied on a basis consistent with those that, in accordance with the last sentence of
Section 1.02(a) hereof, are to be used in making the calculations for purposes of determining compliance with this Agreement.

   "Governmental Authority" shall mean the government of the United States of America, any other nation or any political subdivision thereof, whether state or local, and any agency, authority, instrumentality, regulatory body or court or other entity exercising executive, legislative, judicial, taxing, regulatory or administrative powers or functions of government.

     "Granting Lender" shall have the meaning assigned to such term in Section
11.05 hereof.

     "Hazardous Materials" shall mean all explosive or radioactive substances or wastes and all hazardous or toxic substances, wastes or other pollutants, including petroleum or petroleum distillates, asbestos or asbestos containing materials, polychlorinated biphenyls, radon gas, infectious or medical wastes and all other substances or wastes of any nature, in each case as regulated pursuant to any Environmental Law.

     "Interest Period" shall mean:

     (a) with respect to any Eurodollar Loan, each period commencing on the date such Eurodollar Loan is made or Converted from a Loan of another Type or (in the event of a Continuation) the last day of the next preceding Interest Period for such Loan and ending on the numerically corresponding day in the first, second, third, sixth or, if agreed by all of the Banks, ninth or twelfth calendar month thereafter, or any other period to which all the Banks have consented, as the Company may select as provided in Section 4.05 hereof, provided that each Interest Period that commences on the last Business Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month;

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

     "Issuing Bank" means any Bank selected by the Company which has agreed to issue Letters of Credit hereunder, in such Bank's capacity as an issuer of Letters of Credit hereunder, and its successors in such capacity as provided in
Section 2.13(i). The Issuing Bank may, in its discretion, arrange for one or more Letters of Credit to be issued by Affiliates of the Issuing Bank, in which case the term "Issuing Bank" shall include any such Affiliate with respect to Letters of Credit issued by such Affiliate.

     "LC Disbursement" means a payment made by the Issuing Bank pursuant to a Letter of Credit.

     "LC Exposure" means, at any time, the sum of (a) the aggregate undrawn amount of all outstanding Letters of Credit at such time plus (b) the aggregate amount of all LC Disbursements that have not yet been reimbursed by or on behalf of the Company at such time. The LC Exposure of any Bank at any time shall be equal to the total LC Exposure multiplied by a fraction, the numerator of which is equal to such Bank's Commitment and the denominator of which is equal to the aggregate Commitments of all the Banks at such time.

     "LC Obligations" means, at any time, all obligations of each of the Banks hereunder with respect to any Letter of Credit issued and outstanding pursuant to the terms hereof.

     "Lender Affiliate" shall mean:

     (a) with respect to any Bank, any entity (whether a corporation, partnership, trust or otherwise) which is not an Affiliate, but that is engaged in making, purchasing, holding or otherwise investing in bank loans and similar extensions of credit in the ordinary course of its business and is administered or managed by such Bank or an Affiliate of such Bank; and

     (b) with respect to any Bank that is a fund which invests in bank loans and similar extensions of credit, any other fund that is not an Affiliate and invests in bank loans and similar extensions of credit and is managed by the same investment advisor as such Bank or by an Affiliate of such investment advisor.

     "Letter of Credit" means any stand-by letter of credit issued pursuant to this Agreement.

     "LIBO Margin" shall have the meaning assigned to such term in Section 2.03(c)(ii)(C) hereof.

     "LIBOR Auction" shall mean a solicitation of Competitive Bid Quotes setting forth Eurodollar Rates pursuant to Section 2.03 hereof.

     "LIBOR Bid Loans" shall mean Competitive Bid Loans the interest rates in which are determined on the basis of Eurodollar Rates pursuant to a LIBOR Auction.

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

     "Loans" shall mean Syndicated Loans, Competitive Bid Loans and Swingline Loans.

     "Majority Banks" shall mean Banks having more than 50% of the aggregate amount of the Commitments or, if the Commitments shall have terminated, Banks holding more than 50% of the aggregate unpaid principal amount of the Revolving Credit Exposure.

     "Moody's" shall mean Moody's Investors Service, Inc. or any successor thereto.

     "Moody's Rating" shall mean, as of any date, the rating most recently announced or published by Moody's relating to the unsecured, long-term, senior debt securities of the Company then outstanding.

     "Multiemployer Plan" shall mean a multiemployer plan defined as such in
Section 3(37) of ERISA to which contributions have been made by the Company or any ERISA Affiliate and that is covered by Title IV of ERISA.

     "Named Persons" shall have the meaning assigned to such term in Section
11.03 hereof.

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

     "Post-Default Rate" shall mean a rate per annum equal to one percent (1%) plus the Base Rate as in effect from time to time, provided that, with respect to principal of a Fixed Rate Loan that shall become due (whether at stated maturity, by acceleration, by optional or mandatory prepayment or otherwise) on a day other than the last day of the Interest Period therefor, the "Post-Default Rate" shall be a rate per annum equal to, for the period from and including such due date to but excluding the last day of such Interest Period, one percent (1%) plus the interest rate for such Loan as provided in Section 3.02 hereof and, thereafter, the rate provided for above in this definition.

     "Prime Rate" shall mean the rate of interest from time to time announced by Chase at its principal office as its prime commercial lending rate.

     "Principal Subsidiary" shall mean any Subsidiary of the Company having total assets as of the end of such fiscal year equal to or greater than 5% of the consolidated total assets of the Company and its Subsidiaries as of the end of the most recent fiscal year of the Company.

     "Property" shall mean any right or interest in or to property of any kind whatsoever, whether real, personal or mixed and whether tangible or intangible.

     "Pro Rata Percentage" shall have the meaning assigned to such term in
Section 2.13(d) hereof.

     "Quarterly Dates" shall mean the last Business Day of March, June, September and December in each year, the first of which shall be the first such day after the Closing Date.

     "Quotation Date" shall have the meaning assigned to such term in Section 2.03(b)(v) hereof.

     "Rating" shall mean the Moody's Rating or the Standard & Poor's Rating; provided that, the Company may substitute a Substitute Rating for either (but not both) the Moody's Rating or the Standard & Poor's Rating (i.e. either the Moody's Rating or the Standard & Poor's Rating must at all times be a Rating).

     "Rating Agency" shall mean Moody's, Standard & Poor's or Fitch IBCA, as the case may be.

     "Rating Group" shall mean any of Rating Group I, Rating Group II, Rating Group III, Rating Group IV and Rating Group V.

     "Rating Group I" shall be in effect when the Moody's Rating is at or above A2 (or a Substitute Rating is at or above the corresponding level) or the Standard & Poor's Rating is at or above A (or a Substitute Rating is at or above the corresponding level); "Rating Group II" shall be in effect when (a) the Moody's Rating is at or above A3 (or a Substitute Rating is at or above the corresponding level) or the Standard & Poor's Rating is at or above A- (or a Substitute Rating is at or above the corresponding level) and (b) Rating Group I is not in effect; "Rating Group III" shall be in effect when (a) the Moody's Rating is at or above Baal (or a Substitute Rating is at or above the corresponding level) or the Standard & Poor's Rating is at or above BBB+ (or a Substitute Rating is at or above the corresponding level) and (b) neither Rating Group I nor Rating Group II is in effect; "Rating Group IV" shall be in effect when (a) the Moody's Rating is at or above Baa2 (or a Substitute Rating is at or above the corresponding level) or the Standard & Poor's Rating is at or above BBB (or a Substitute Rating is at or above the corresponding level) and (b) none of Rating Group I, Rating Group II or Rating Group III is in effect; and "Rating Group V" shall be in effect when none of Rating Group I, Rating Group II, Rating Group III or Rating Group IV is in effect; provided that, (A) if the Moody's Rating (or a Substitute Rating) and the Standard & Poor's Rating (or a Substitute Rating) fall into different Rating levels and one of such Ratings is no more than one Rating level lower than the other of such Ratings, then the applicable Rating Group shall be based upon the higher of such Ratings, (B) if the Moody's Rating (or a Substitute Rating) and the Standard & Poor's Rating (or a Substitute Rating) fall into different Rating levels and one of such Ratings is two Rating levels lower than the other of such Ratings, then the applicable Rating Group shall be based upon a hypothetical Rating that would fall into the rating level that is one lower than the Rating level into which the higher of such Ratings falls and (C) the Company may substitute a Substitute Rating for either (but not both of) the Moody's Rating or the Standard & Poor's Rating (i.e. either the Moody's Rating or the Standard & Poor's Rating must at all times be used to determine which Rating Group is then in effect).

     "Reference Banks" shall mean Chase, Citibank, N.A., and Bank of New York.

     "Regulations A, D and U" shall mean, respectively, Regulations A, D and U of the Board of Governors of the Federal Reserve System (or any successor), as the same may be modified and supplemented and in effect from time to time.

     "Related Parties" means, with respect to any specified Person, each of its officers, directors and employees.

     "Reportable Event" shall mean any reportable event as defined in Section 4043(c) of ERISA, other than a reportable event as to which provision for 30-day notice to the PBGC would be waived under applicable regulations had the regulations in effect on the Closing Date been in effect on the date of occurrence of such reportable event.

     "Responsible Officer" shall mean, with respect to any Issuing Bank, those officers listed on a written schedule provided by such Issuing Bank to the Company and consented to by the Company on or prior to the date such Issuing Bank issues its first Letter of Credit pursuant to the terms hereof, such schedule to be revised from time to time by mutual agreement in writing between the Issuing Bank and the Company.

     "Revolving Credit Exposure" means, with respect to any Bank at any time, the sum of the outstanding principal amount of such Bank's Syndicated Loans and its LC Exposure at such time.

     "SPC" shall have the meaning assigned to such term in Section 11.05 hereof.

     "Standard & Poor's" shall mean Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies, Inc., or any successor thereto.

     "Standard & Poor's Rating" shall mean, as of any date, the rating most recently announced or published by Standard & Poor's relating to the unsecured, long-term, senior debt securities of the Company then outstanding.

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

     "Substitute Rating" shall mean, as of any date, the rating most recently announced or published by Fitch IBCA relating to the unsecured, long-term, senior debt securities of the Company then outstanding.

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

     "Total Debt" shall mean, as at any date, the consolidated liabilities of the Company and its consolidated Subsidiaries (including tax and other proper accruals but excluding the accumulated postretirement benefit obligation resulting from the application of the provisions of FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions".

     "Type" shall have the meaning assigned to such term in Section 1.03 hereof.

     "Withdrawal Liability" shall have the meaning given such term under Part I of Subtitle E of Title IV of ERISA.

     1.01 Accounting Terms and Determinations.

     Except as otherwise expressly provided herein, all accounting terms used herein shall be interpreted, and all financial statements and certificates and reports as to financial matters required to be delivered to the Banks hereunder shall (unless otherwise disclosed to the Banks in writing at the time of delivery thereof in the manner described in subsection (b) below) be prepared, in accordance with generally accepted accounting principles applied on a basis consistent with those used in the preparation of the latest financial statements furnished to the Banks hereunder (which, prior to the delivery of the first financial statements under Section 8.04 hereof, shall mean the audited financial statements as at December 31, 2000 referred to in Section 7.04 hereof). All calculations made for the purposes of determining compliance with this Agreement shall (except as otherwise expressly provided herein) be made by application of generally accepted accounting principles applied on a basis consistent with those used in the preparation of the latest annual or quarterly financial statements furnished to the Banks pursuant to Section 8.04 hereof (or, prior to the delivery of the first financial statements under Section 8.04 hereof, used in the preparation of the audited financial statements as at December 31, 2000 referred to in Section 7.04 hereof) unless (i) the Company shall have objected to determining such compliance on such basis at the time of delivery of such financial statements or (ii) the Majority Banks shall so object in writing within 30 days after delivery of such financial statements, in either of which events such calculations shall be made on a basis consistent with those used in the preparation of the latest financial statements as to which such objection shall not have been made (which, if objection is made in respect of the first financial statements delivered under Section 8.04 hereof, shall mean the audited financial statements referred to in Section 7.04 hereof).

     (a) The Company shall deliver to the Banks at the same time as the delivery of any annual or quarterly financial statement under Section 8.04 hereof (i) a description in reasonable detail of any material variation between the application of accounting principles employed in the preparation of such statement and the application of accounting principles employed in the preparation of the next preceding annual or quarterly financial statements as to which no objection has been made in accordance with the last sentence of subsection (a) above and (ii) reasonable estimates of the difference between such statements arising as a consequence thereof.

     1.02 Classes and Types of Loans. Loans hereunder are distinguished by "Class" and by "Type". The "Class" of a Loan refers to whether such Loan is a Competitive Bid Loan, a Syndicated Loan or a Swingline Loan, each of which constitutes a Class. The "Type" of a Loan refers to whether such Loan is a Base Rate Loan, a Eurodollar Loan, an Absolute Rate Loan or a LIBOR Bid Loan, each of which constitutes a Type. Loans may be identified by both Class and Type.

     Section 1. Commitments, Loans, Notes and Prepayments.

     Syndicated Loans. Each Bank severally agrees, on the terms and conditions of this Agreement, to make loans to the Company in Dollars during the period from and including the Closing Date to, but not including the Commitment Termination Date in an aggregate principal amount at any one time outstanding up to but not exceeding the amount of the Commitment of such Bank as in effect from time to time; provided that (x) each Bank's Revolving Credit Exposure at any time shall not exceed its Commitment, and (y) the aggregate principal amount of all Syndicated Loans, together with the aggregate principal amount of all Competitive Bid Loans, Swingline Loans and the LC Exposure, at any one time outstanding shall not exceed the aggregate amount of the Commitments at such time. Subject to the terms and conditions of this Agreement, during such period the Company may borrow, repay and reborrow the amount of the Commitments by means of Base Rate Loans and Eurodollar Loans and during such period and thereafter the Company may Convert Loans of one Type into Loans of another Type (as provided in Section 2.10 hereof) or Continue Loans of one Type as Loans of the same Type (as provided in 1.01 Section 2.10 hereof); provided that no more than ten separate Interest Periods in respect of Eurodollar Loans from each Bank may be outstanding at any one time.

     1.01 Borrowings of Syndicated Loans. The Company shall give the Administrative Agent notice of each borrowing hereunder as provided in Section
4.05 hereof. Not later than 1:00 p.m. New York time on the date specified for each borrowing of Syndicated Loans hereunder, each Bank shall make available the amount of the Syndicated Loan or Loans to be made by it on such date to the Administrative Agent, at an account designated by the Administrative Agent, in immediately available funds, for account of the Company. The amount so received by the Administrative Agent shall, subject to the terms and conditions of this Agreement, promptly be made available to the Company by depositing the same, in immediately available funds, in an account of the Company designated by the Company and maintained with Chase at its principal office, provided that Base Rate Loans made to finance the reimbursement of an LC Disbursement as provided in Section 2.13(e) shall be remitted by the Administrative Agent to the relevant Issuing Bank.

     1.01 Competitive Bid Option.

     (a) In addition to borrowings of Syndicated Loans, at any time prior to the Commitment Termination Date the Company may, as set forth in this Section 2.03, request the Banks to make offers to make Competitive Bid Loans to the Company in Dollars. The Banks may, but shall have no obligation to, make such offers and the Company may, but shall have no obligation to, accept any such offers in the manner set forth in this Section 2.03. Competitive Bid Loans may be LIBOR Bid Loans or Absolute Rate Loans, provided that:

     (i) there may be no more than fifteen different Interest Periods for both Syndicated Loans and Competitive Bid Loans outstanding at the same time (for which purpose Interest Periods described in different lettered clauses of the definition of the term "Interest Period" shall be deemed to be different Interest Periods even if they are coterminous); and

     (i) the aggregate principal amount of all Competitive Bid Loans, together with the aggregate principal amount of all Syndicated Loans and Swingline Loans, at any one time outstanding shall not exceed the aggregate amount of the Commitments at such time.

     When the Company wishes to request offers to make Competitive Bid Loans, it shall give the Administrative Agent (which shall promptly notify the Banks) notice (a "Competitive Bid Quote Request") so as to be received no later than 11:00 a.m. New York time on (x) the fourth Business Day prior to the date of borrowing proposed therein, in the case of a LIBOR Auction or (y) one Business Day prior to the date of borrowing proposed therein, in the case of an Absolute Rate Auction (or, in any such case, such other time and date as the Company and the Administrative Agent, with the consent of the Majority Banks, may agree). The Company may request offers to make Competitive Bid Loans for up to three different Interest Periods in a single notice (for which purpose Interest Periods in different lettered clauses of the definition of the term "Interest Period" shall be deemed to be different Interest Periods even if they are coterminous); provided (a) that the request for each separate Interest Period shall be deemed to be a separate Competitive Bid Quote Request for a separate borrowing (a "Competitive Bid Borrowing"). Each such notice shall be substantially in the form of Exhibit B hereto and shall specify as to each Competitive Bid Borrowing:

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

     (iv) whether the Competitive Bid Quotes requested for a particular Interest Period are seeking quotes for LIBOR Bid Loans or Absolute Rate Loans; and

     (i) if the Competitive Bid Quotes requested are seeking quotes for Absolute Rate Loans, the date on which the Competitive Bid Quotes are to be submitted if it is before the proposed date of borrowing (the proposed date of such borrowing or, if the date on which such Competitive Bid Quotes are to be submitted is before the proposed date of such borrowing, such submission date, is called the "Quotation Date").

     Except as otherwise provided in this Section 2.03(b), no Competitive Bid Quote Request shall be given within five Business Days (or such other number of days as the Company and the Administrative Agent may agree) of any other Competitive Bid Quote Request.

     (a) (i) Each Bank may submit one or more Competitive Bid Quotes, each constituting an offer to make a Competitive Bid Loan in response to any Competitive Bid Quote Request; provided that, if the Company's request under
Section 2.03(b) hereof specified more than one Interest Period, such Bank may make a single submission containing one or more Competitive Bid Quotes for each such Interest Period. Each Competitive Bid Quote must be submitted to the Administrative Agent not later than (x) 2:00 p.m. New York time on the fourth Business Day prior to the proposed date of borrowing, in the case of a LIBOR Auction or (y) 10:00 a.m. New York time on the Quotation Date, in the case of an Absolute Rate Auction (or, in any such case, such other time and date as the Company and the Administrative Agent, with the consent of the Majority Banks, may agree); provided that any Competitive Bid Quote may be submitted by Chase (or its lending office) only if Chase (or such lending office) notifies the Company of the terms of the offer contained therein not later than (x) 1:00 p.m. New York time on the fourth Business Day prior to the proposed date of borrowing, in the case of a LIBOR Auction or (y) 9:45 a.m. New York time on the Quotation Date, in the case of an Absolute Rate Auction. Subject to Sections 5.02, 5.03, 6.02 and 9 hereof, any Competitive Bid Quote so made shall be irrevocable except with the consent of the Administrative Agent given on the instructions of the Company.

     (i) Each Competitive Bid Quote shall be substantially in the form of Exhibit C hereto and shall specify:

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

     The Administrative Agent shall (x) in the case of an Absolute Rate Auction, as promptly as practicable after the Competitive Bid Quote is submitted (but in any event not later than 10:15 a.m. New York time on the Quotation Date) or (y) in the case of a LIBOR Auction, by 4:00 p.m. New York time on the day a Competitive Bid Quote is submitted, notify the Company of the terms (i) of any Competitive Bid Quote submitted by a Bank that is in accordance with Section 2.03(c) hereof and (ii) of any Competitive Bid Quote that amends, modifies or is otherwise inconsistent with a previous Competitive Bid Quote submitted by such Bank with respect to the same Competitive Bid Quote Request. Any such subsequent Competitive Bid Quote shall be disregarded by the Administrative Agent unless such subsequent competitive Bid Quote is submitted solely to correct a manifest error in such former Competitive Bid Quote. The Administrative Agent's notice to the Company shall specify (A) the aggregate principal amount of the Competitive Bid Borrowing for which offers have been received and (B) the respective principal amounts (a) and LIBO Margins or Absolute Rates, as the case may be, so offered by each Bank (identifying the Bank that made each Competitive Bid Quote).

     (a) Not later than 11:00 a.m. New York time on (x) the third Business Day prior to the proposed date of borrowing, in the case of a LIBOR Auction or (y) the Quotation Date, in the case of an Absolute Rate Auction (or, in any such case, such other time and date as the Company and the Administrative Agent, with the consent of the Majority Banks, may agree), the Company shall notify the Administrative Agent of its acceptance or nonacceptance of the offers so notified to it pursuant to Section 2.03(d) hereof (which notice shall specify the aggregate principal amount of offers from each Bank for each Interest Period that are accepted, it being understood that the failure of the Company to give such notice by such time shall constitute nonacceptance) and the Administrative Agent shall promptly notify each affected Bank. The notice from the Administrative Agent shall also specify the aggregate principal amount of offers for each Interest Period that were accepted and the lowest and highest LIBO Margins or Absolute Rates that were accepted for each Interest Period. The Company may accept any Competitive Bid Quote in whole or in part (provided that any Competitive Bid Quote accepted in part shall be at least $5,000,000 or a larger multiple of $1,000,000); provided that:

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

     (i) the aggregate principal amount of each Competitive Bid Borrowing from any Bank may not exceed any applicable Competitive Bid Loan Limit of such Bank.

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

     (a) Any Bank whose offer to make any Competitive Bid Loan has been accepted in accordance with the terms and conditions of this Section 2.03 shall, not later than 1:00 p.m. New York time on the date specified for the making of such Loan, make the amount of such Loan available to the Administrative Agent at an account designated by the Administrative Agent, in immediately available funds, for account of the Company. The amount so received by the Administrative Agent shall, subject to the terms and conditions of this Agreement, be made available to the Company on such date by depositing the same, in immediately available funds, in an account of the Company maintained with Chase at its principal office designated by the Company.

     (b) Except for the purpose and to the extent expressly stated in Section 2.05(b) hereof, the amount of any Competitive Bid Loan made by any Bank shall not constitute a utilization of such Bank's Commitment.

     1.02 Swingline Loans.

     (a) In addition to the Loans provided for in Sections 2.01 and 2.03 hereof, the Swingline Bank hereby agrees, on the terms and conditions of this Agreement, to make loans ("Swingline Loans") to the Company during the period from the Closing Date to but excluding the date five Business Days prior to the Commitment Termination Date in an aggregate amount at any one time outstanding up to but not exceeding its Swingline Commitment; provided that the aggregate principal amount of all Loans (including Swingline Loans) shall not at any time outstanding exceed the aggregate amount of the Commitments. Subject to the terms of this Agreement, the Company may borrow, repay and reborrow the amount of the Swingline Commitment by means of Loans that bear interest at the Base Rate; provided that only one Swingline Loan may be outstanding at any one time and no Swingline Loan may be borrowed to repay an outstanding Swingline Loan.

     (a) The Company shall give the Administrative Agent (which shall promptly notify the Swingline Bank) notice of each borrowing of Swingline Loans hereunder as provided in Section 4.05 hereof. Not later than one hour after such notice on the date specified for each borrowing of Swingline Loans hereunder, the Swingline Bank shall make available the amount of the Swingline Loan to be made by it on such date to the Administrative Agent, at an account in New York designated by the Administrative Agent, in Dollars and immediately available funds, for account of the Company. The amount so received by the Administrative Agent shall, subject to the terms and conditions of this Agreement, be made available by the Administrative Agent to the Company by depositing the same, in immediately available funds, in an account of the Company designated by the Company.

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

     1.01 Changes of Commitments.

     (a) The aggregate amount of the Commitments shall be automatically reduced to zero on the Commitment Termination Date.

     (b) The Company shall have the right at any time or from time to time (i) so long as no Syndicated Loans, Competitive Bid Loans, Swingline Loans or Letters of Credit are outstanding, to terminate the Commitments and (ii) to reduce the aggregate unused amount of the Commitments (for which purpose use of the Commitments shall be deemed to include (A) the aggregate principal amount of all Competitive Bid Loans, (B) the aggregate principal amount of all Swingline Loans and (C) the aggregate Revolving Credit Exposure); provided that (x) the Company shall give notice of each such termination or reduction as provided in
Section 4.05 hereof and (y) each partial reduction shall be in an aggregate amount at least equal to $10,000,000 (or whole multiples thereof).

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

     (d) The Commitments and the Swingline Commitment, once terminated or reduced as provided in this Section 2.05, may not be reinstated except pursuant to Section 2.11 hereof.

     1.02 Facility Fee; Utilization Fee; Letter of Credit Fees. (a) The Company shall pay to the Administrative Agent for account of each Bank a facility fee on the daily average amount of such Bank's Commitment (whether used or unused), for the period from and including the Closing Date to but not including the earlier of the date such Commitment is terminated and the Commitment Termination Date, at a rate per annum equal to the Applicable Facility Fee Rate. Accrued facility fees shall be payable in arrears on each Quarterly Date and on the earlier of the date the Commitments are terminated and the Commitment Termination Date.

     The Company shall pay to the Administrative Agent for the account of each Bank a utilization fee on the daily average amount of such Bank's Revolving Credit Exposure for each fiscal quarter of the Company during which the Banks' aggregate Revolving Credit Exposure is greater than or equal to 33% of the Banks' aggregate Commitments, at a rate per annum equal to the Applicable Utilization Fee Rate. Accrued utilization fees shall be payable in arrears on each Quarterly Date and on the earlier of the date the Commitments are terminated and the Commitment Termination Date.

     The Company agrees to pay (i) to the Administrative Agent for the account of each Bank a participation fee with respect to its participations in Letters of Credit, which shall accrue at a rate equal to the Applicable Margin on the average daily amount of such Bank's LC Exposure (excluding any portion thereof attributable to unreimbursed LC Disbursements) from the Closing Date hereof to, but excluding the later of the date on which such Bank's Commitment terminates and the date on which such Bank ceases to have any LC Exposure, and (ii) to each Issuing Bank a fronting fee, which shall accrue at the rate or rates per annum separately agreed upon between the Company and such Issuing Bank, such rate or rates not to exceed 0.125% per annum, on the average daily amount of the LC Exposure (excluding any portion thereof attributable to unreimbursed LC Disbursements) during the period from the Closing Date to but excluding the later of the date of termination of the Commitments and the date on which there ceases to be any LC Exposure, as well as the Issuing Bank's standard fees with respect to the issuance, amendment, renewal or extension of any Letter of Credit or processing of drawings thereunder. Participation fees and fronting fees accrued through and including each Quarterly Date of each year shall be payable on the third Business Day following such Quarterly Date, commencing on the first such date to occur after the Closing Date; provided that all such fees shall be payable on the date on which the Commitments terminate and any such fees accruing after the date on which the Commitments terminate shall be payable on demand. Any other fees payable to any Issuing Bank pursuant to this paragraph shall be payable within 10 days after demand. All participation fees and fronting fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day).

     1.01 Lending Offices. The Loans of each Type made by each Bank shall be made and maintained at such Bank's lending office for Loans of such Type.

     1.01 Several Obligations; Remedies Independent. The failure of any Bank to make any Loan to be made by it on the date specified therefor or perform any LC Obligation shall not relieve any other Bank of its obligation to make its Loan or perform its LC Obligations on such date, but neither any Bank nor the Administrative Agent shall be responsible for the failure of any other Bank to make a Loan to be made, or to perform an LC Obligation to be performed, by such other Bank, and (except as otherwise provided in Section 4.06 hereof) no Bank shall have any obligation to the Administrative Agent or any other Bank for the failure by such Bank to make any Loan required to be made, or to perform any LC Obligation to be performed, by such Bank. The amounts payable by the Company at any time hereunder and under the Notes to each Bank shall be a separate and independent debt and each Bank shall be entitled to protect and enforce its rights arising out of this Agreement and the Notes, and it shall not be necessary for any other Bank or the Administrative Agent to consent to, or be joined as an additional party in, any proceedings for such purposes.

     1.01 Evidence of Debt.

     (a) Each Bank shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of the Company to such Bank resulting from each Loan made by such Bank, including the amounts of principal and interest payable and paid to such Bank from time to time hereunder.

     The Administrative Agent shall maintain accounts in which it shall record
(i) the amount of each Loan made hereunder, the Class and Type thereof and the Interest Period applicable thereto, (ii) the amount of each Letter of Credit issued hereunder by an (a) Issuing Bank, (iii) the amount of any principal or interest or the amount of any reimbursement obligation with respect to any LC Disbursement, in each case due and payable or to become due and payable from the Company to each Bank hereunder and (iv) the amount of any sum received by the Administrative Agent hereunder for the account of the Banks and each Bank's share thereof.

     (a) The entries made in the accounts maintained pursuant to paragraph (a) or (b) of this Section shall be prima facie evidence of the existence and amounts of the obligations recorded therein; provided that the failure of any Bank or the Administrative Agent to maintain such accounts or any error therein shall not in any manner affect the obligation of the Company to repay the Loans in accordance with the terms of this Agreement.

     (b) Any Bank, including the Swingline Bank, may request that Loans made by it be evidenced by a promissory note. In such event, the Company shall prepare, execute and deliver to such Bank a promissory note payable to the order of such Bank and in a form approved by the Administrative Agent. Thereafter, the Loans evidenced by such promissory note and interest thereon shall at all times (including after assignment pursuant to Section 11.06(b)) be represented by one or more promissory notes in such form payable to the order of the payee named therein.

     1.01 Optional Prepayments and Conversions or Continuations of Loans.

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

     (a) Notwithstanding the foregoing provisions of this Section 2.10, and without limiting the rights and remedies of the Banks under Section 9 hereof, in the event that any Event of Default shall have occurred and be continuing, the Administrative Agent may (and at the request of the Majority Banks, shall) suspend the right of the Company to Convert any Loan into a Eurodollar Loan, or to Continue any Loan as a Eurodollar Loan, in which event all Loans shall be Converted (on the last day of the respective Interest Period therefor) or Continued, as the case may be, as Base Rate Loans.

     1.02 Increase in Commitments.

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

     Any Bank which accepts an offer to it by the Company to increase its Commitment pursuant to Section 2.11(a)(i) hereof shall be bound by and entitled to the benefits of this Agreement with respect to the full amount of its Commitment as so increased, and Schedule I shall be deemed to be amended to so increase the Commitment of such Bank.

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

     Notwithstanding the foregoing, no increase in the aggregate Commitments hereunder pursuant to this Section 2.11 shall be effective unless:

     (i) each Additional Bank prior to becoming a Bank hereunder shall have entered into an agreement in form and substance satisfactory to the Company and the Administrative Agent pursuant to which such Additional Bank undertakes a Commitment, and upon the effectiveness of such agreement, the date of the effectiveness of any such agreement being hereinafter referred to as the "Increased Commitment Date"), such Additional Bank shall be a "Bank" for all purposes of this Agreement;

     (ii) the Company shall have given the Administrative Agent notice of such increase at least three Business Days prior to the relevant Increased Commitment Date;

     (iii) no increase in the Commitments hereunder shall result in the aggregate amount of the Commitments exceeding $700,000,000;

     (iv) no Bank's Commitment shall be increased without the prior express written consent of such Bank;

     (i) no Default shall have occurred and be continuing on and as of the date of the notice referred to in clause (ii) above or on such Increased Commitment Date;

     (ii) there shall not have occurred any ratable reduction of the Commitments pursuant to Section 2.05(b) hereof on or within the twelve month period immediately prior to such Increased Commitment Date;

     (iii) after giving effect to such increase in Commitments, no one Bank's Commitment would exceed 20% of the aggregate amount of the Commitments; and

     (iv) the Administrative Agent shall have received (with sufficient copies for each Bank), each of which shall be satisfactory to the Administrative Agent, certified copies of Board of Director resolutions authorizing such increase and an opinion of counsel of the Company with respect to such increase.

     1.02 Extension of Commitment Termination Date.

     The Company may, by notice to the Administrative Agent (which shall promptly notify the Banks) not less than 60 days and not more than 90 days prior to any anniversary of the Closing Date, request that the Banks extend the Commitment Termination Date then in effect (the "Existing Commitment Termination Date") for an additional year or two years from the Existing Commitment Termination Date; provided that, no such extension shall extend the Commitment Termination Date beyond the sooner to occur of (i) the date five years after such anniversary or (ii) the seventh anniversary of the Closing Date. Each Bank, acting in its sole discretion, shall, by notice to the Company and the Administrative Agent given on or prior to the date (herein, the "Consent Date") that is 30 days prior to the relevant anniversary (except that, if such date is not a Business Day, such notice shall be given on the next succeeding Business
Day), advise the Company whether or not such Bank agrees to such extension; provided that each Bank that determines not to extend the Commitment Termination Date (a "Non-extending Bank") shall notify the Administrative Agent (which shall notify the Banks) of such fact promptly after such determination (but in any event no later than the Consent Date) and any Bank that does not advise the Company on or before the Consent Date shall be deemed to be a Non-extending Bank. The election of any Bank to agree to such extension shall not obligate any other Bank to so agree.

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

     If (and only if) the total of the Commitments of the Banks that have agreed so to extend the Commitment Termination Date and the additional Commitments of the Additional Commitment Banks shall be at least 100% of the aggregate amount of the Commitments in effect immediately prior to the Consent Date, then, effective as of the relevant anniversary, the Existing Commitment Termination Date shall be extended as requested under, and subject to the provisions of, the first sentence of paragraph (a) above (except that, if the date on which the Commitment Termination Date is to be extended is not a Business Day, such Commitment Termination Date as so extended shall be the next preceding Business
Day) and each Additional Commitment Bank shall thereupon become a "Bank" for all purposes of this Agreement (and the Administrative Agent shall notify the Banks of the extension).

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

     1.01 Letters of Credit.

     Subject to the terms and conditions set forth herein, the Company may request the issuance of Letters of Credit for its own account (or in the name of another Person as applicant, with the consent of the Issuing Bank, such consent not to be unreasonably withheld, provided that either (x) such Letter of Credit states by its terms that the Company remains the account party liable to reimburse the Issuing Bank for all drawings under said Letter of Credit, or (y) such other Person, the Company and the Issuing Bank shall enter into documentation acceptable to the Issuing Bank and the Administrative Agent providing that the Company is liable in all events to reimburse the Issuing Bank for all drawings under said Letter of Credit) in a form reasonably acceptable to the Administrative Agent and the Issuing Bank, at any time and from time to time prior to the Commitment Termination Date. In the event of any inconsistency between the terms and conditions of this Agreement and the terms and conditions of any form of letter of credit application or other agreement submitted by the Company to, or entered into by the Company with, the Issuing Bank relating to any Letter of Credit, the terms and conditions of this Agreement shall control.

     To request the issuance of a Letter of Credit (or the amendment, renewal or extension of an outstanding Letter of Credit), the Company shall hand deliver or telecopy (or transmit by electronic communication, if arrangements for doing so have been approved by the Issuing Bank) to the Issuing Bank and the Administrative Agent (reasonably in advance of the requested date of issuance, amendment, renewal or extension) a notice requesting the issuance of a Letter of Credit, or identifying the Letter of Credit to be amended, renewed or extended, the date of issuance, amendment, renewal or extension, the date on which such Letter of Credit is to expire (which shall comply with paragraph (c) of this Section), the amount of such Letter of Credit, the name and address of the beneficiary thereof and such other information as shall be necessary to prepare, amend, renew or extend such Letter of Credit. If requested by the Issuing Bank, the Company also shall submit a letter of credit application in a form to be agreed upon by the Company and the Issuing Bank in connection with any request for a Letter of Credit, provided that to the extent that any term or condition contained in such letter of credit application shall conflict in any respect with any term or condition contained herein, the terms and conditions hereof shall be controlling, and provided further that the terms and conditions set forth in such letter of credit application shall be no less favorable to the Company than those set forth herein. A Letter of Credit shall be issued, amended, renewed or extended only if (and upon issuance, amendment, renewal or extension of each Letter of Credit the Company shall be deemed to represent and warrant that), after giving effect to such issuance, amendment, renewal or extension (i) the LC Exposure shall not exceed $50,000,000 and (ii) the aggregate principal amount of all Revolving Credit Exposure together with the aggregate principal amount of all Competitive Bid Loans and Swingline Loans at any one time outstanding shall not exceed the aggregate amount of the Banks' Commitments at such time.

     Each Letter of Credit shall expire at or prior to the close of business on the date that is five Business Days prior to the Commitment Termination Date.

     By the issuance of a Letter of Credit (or an amendment to a Letter of Credit increasing the amount thereof) and without any further action on the part of the Issuing Bank or the Banks, the Issuing Bank hereby grants to each Bank, and each Bank hereby acquires from the Issuing Bank, a participation in such Letter of Credit equal to such Bank's pro rata percentage (based upon such Bank's Commitment in relation to the aggregate Commitments of all of the Banks as of such date) (its "Pro Rata Percentage") of the aggregate amount available to be drawn under such Letter of Credit. In consideration and in furtherance of the foregoing, each Bank hereby absolutely and unconditionally agrees to pay to the Administrative Agent, for the account of the Issuing Bank, such Bank's Pro Rata Percentage of each LC Disbursement made by the Issuing Bank and not reimbursed by the Company on the date due as provided in paragraph (e) of this Section, or of any reimbursement payment required to be refunded to the Company for any reason. Each Bank acknowledges and agrees that its obligation to acquire a participation pursuant to this paragraph in respect of Letters of Credit is absolute and unconditional and shall not be affected by any circumstance whatsoever, including any amendment, renewal or extension of any Letter of Credit or the occurrence and continuance of a Default or reduction or termination of the Commitments, and that each such payment shall be made without any offset, abatement, withholding or reduction whatsoever.

     If the Issuing Bank shall make any LC Disbursement in respect of a Letter of Credit, the Company shall reimburse such LC Disbursement by paying to the Administrative Agent an amount equal to such LC Disbursement not later than 12:00 noon, New York City time on (i) the Business Day that the Company receives such notice, if such notice is received prior to 10:00 a.m. , New York City time, on the day of receipt, or (ii) the Business Day immediately following the day that the Company receives such notice, if such notice is not received prior to such time on the day of receipt; provided that, if such LC Disbursement is not less than $50,000, unless otherwise specified to the Administrative Agent by the Company, the Company shall be deemed to have requested, subject to the conditions to borrowing set forth herein, in accordance with Sections 2.02 and
4.05 prior to 11:00 a.m., New York City time, on the date that such LC Disbursement is made, that such payment be financed with a Base Rate Loan in an equivalent amount and, to the extent so financed, the Company's obligation to make such payment shall be discharged and replaced by the resulting Base Rate Loan. If the Company fails to make such payment when due, the Administrative Agent shall notify each Bank of the applicable LC Disbursement, the payment then due from the Company in respect thereof and such Bank's Pro Rata Percentage thereof. Promptly following receipt of such notice, each Bank shall pay to the Administrative Agent its Pro Rata Percentage of the payment then due from the Company, in the same manner as provided in Section 2.02 with respect to Loans made by such Bank (and Section 2.02 shall apply, mutatis mutandis, to the payment obligations of the Banks), and the Administrative Agent shall promptly pay to the Issuing Bank the amounts so received by it from the Banks. Promptly following receipt by the Administrative Agent of any payment from the Company pursuant to this paragraph, the Administrative Agent shall distribute such payment to the Issuing Bank or, to the extent that Banks have made payments pursuant to this paragraph to reimburse the Issuing Bank, then to such Banks and the Issuing Bank as their interests may appear. Any payment made by a Bank pursuant to this paragraph to reimburse the Issuing Bank for any LC Disbursement (other than the funding of Base Rate Loans as contemplated above) shall not constitute a Loan and shall not relieve the Company of its obligation to reimburse such LC Disbursement.

     The obligations of the Company to reimburse LC Disbursements as provided in paragraph (e) of this Section shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Agreement under all circumstances whatsoever, including without limitation the following:
(i) the existence of any claim, set-off, defense or other rights which the Company or any other Person may have at any time against any beneficiary of any Letter of Credit or any transferee of a Letter of Credit (or any Person for whom any such beneficiary or any such transferee may be acting), the Issuing Bank, the Administrative Agent, the Banks or any other Person, whether in connection with this Agreement or any unrelated transaction; (ii) the failure by the Issuing Bank to honor any drawing under a Letter of Credit or to make any payment demanded under any Letter of Credit on the ground that the demand for such payment does not conform to the terms and conditions of such Letter of Credit; and (iii) any circumstances which might constitute a legal or equitable discharge of any obligations hereunder, it being agreed that the Company's obligations hereunder shall not be discharged except by the performance thereof strictly in accordance with the terms of this Agreement including, without limitation, the payment in full as herein provided of all amounts owing hereunder in respect of Letters of Credit. Neither the Administrative Agent, the Banks nor the Issuing Bank, nor any of their Related Parties, shall have any liability or responsibility by reason of or in connection with the issuance or transfer of any Letter of Credit or any payment or failure to make any payment thereunder (irrespective of any of the circumstances referred to in the preceding sentence), or any error, omission, interruption, loss or delay in transmission or delivery of any draft, notice or other communication under or relating to any Letter of Credit (including any document required to make a drawing thereunder), any error in interpretation of technical terms or any consequence arising from causes beyond the control of the Issuing Bank; provided that the foregoing shall not be construed to excuse the Issuing Bank from liability to the Company to the extent of any direct damages (as opposed to consequential damages, claims in respect of which are hereby waived by the Company to the extent permitted by applicable law) suffered by the Company that are caused by the Issuing Bank's failure to exercise care when determining whether drafts and other documents presented under a Letter of Credit comply with the terms thereof. In furtherance of the foregoing and without limiting the generality thereof, the parties agree that, with respect to documents presented which appear on their face to be in substantial compliance with the terms of a Letter of Credit, the Issuing Bank may, in its sole discretion, either (x) accept and make payment upon such documents without responsibility for further investigation, unless a Responsible Officer of the Issuing Bank has actually received written notice to the contrary from the Company, or (y) refuse to accept and make payment upon such documents if such documents are not in strict compliance with the terms of such Letter of Credit. In no event shall any Bank or the Administrative Agent be required to pay, reimburse or otherwise indemnify the Issuing Bank for any loss, costs, liabilities or expenses incurred by the Issuing Bank in connection with its issuance or maintenance of any Letter of Credit hereunder except to the extent expressly set forth in this Agreement. The immediately preceding sentence shall survive the termination of this Agreement.

     The Issuing Bank shall, promptly following its receipt thereof, examine all documents purporting to represent a demand for payment under a Letter of Credit. The Issuing Bank shall promptly notify the Administrative Agent and the Company by telephone (confirmed by telecopy) of such demand for payment and whether the Issuing Bank has made or will make an LC Disbursement thereunder; provided that any failure to give or delay in giving such notice shall not relieve the Company of its obligation to reimburse the Issuing Bank and the Banks with respect to any such LC Disbursement.

     If the Issuing Bank shall make any LC Disbursement, then, unless the Company shall reimburse such LC Disbursement in full on the date such LC Disbursement is made, the unpaid amount thereof shall bear interest, for each day from and including the date such LC Disbursement is made to but excluding the date that the Company reimburses such LC Disbursement, at the rate per annum then applicable to Base Rate Loans; provided that, if the Company fails to reimburse such LC Disbursement when due pursuant to paragraph (e) of this Section, then interest shall be due and payable at the Post-Default Rate for each day such reimbursement is not received by the Administrative Agent. Interest accrued pursuant to this paragraph shall be for the account of the Issuing Bank, except that interest accrued on and after the date of payment by any Bank pursuant to paragraph (e) of this Section to reimburse the Issuing Bank shall be for the account of such Bank to the extent of such payment.

     The Issuing Bank for any Letter of Credit may be replaced at any time by written agreement among the Company, the Administrative Agent, the replaced Issuing Bank and the successor Issuing Bank. The Administrative Agent shall notify the Banks of any such replacement of the Issuing Bank. At the time any such replacement shall become effective, the Company shall pay all unpaid fees accrued for the account of the replaced Issuing Bank pursuant to Section 2.06(c). From and after the effective date of any such replacement, (i) the successor Issuing Bank shall have all the rights and obligations of an Issuing Bank under this Agreement with respect to Letters of Credit to be issued thereafter and (ii) references herein to the term "Issuing Bank" shall be deemed, with respect to the relevant Letter of Credit, to refer to such successor or to any previous Issuing Bank, or to such successor and all previous Issuing Banks, as the context shall require. After the replacement of an Issuing Bank hereunder, the replaced Issuing Bank shall remain a party hereto and shall continue to have all the rights and obligations of an Issuing Bank under this Agreement with respect to Letters of Credit issued by it prior to such replacement, but shall not be required to issue additional Letters of Credit.

     If any Event of Default shall occur and be continuing, on the Business Day that the Company receives notice from the Administrative Agent or the Majority Banks (or, if the maturity of the Loans has been accelerated, Banks with LC Exposure representing greater than 51% of the total LC Exposure) demanding the deposit of cash collateral pursuant to this paragraph, the Company shall deposit in an account with the Administrative Agent, in the name of the Administrative Agent and for the benefit of the Banks, an amount in cash equal to the LC Exposure as of such date plus any accrued and unpaid interest thereon; provided that the obligation to deposit such cash collateral shall become effective immediately, and such deposit shall become immediately due and payable, without demand or other notice of any kind, upon the occurrence of any Event of Default with respect to the Company described in clause (f) or (g) of Section 9. Such deposit shall be held by the Administrative Agent as collateral for the payment and performance of the obligations of the Company under this Agreement. The Administrative Agent shall have exclusive dominion and control, including the exclusive right of withdrawal, over such account. Other than any interest earned on the investment of such deposits, which investments shall be made at the option and sole discretion of the Administrative Agent and at the Company's risk and expense, such deposits shall not bear interest. Interest or profits, if any, on such investments shall accumulate in such account. Moneys in such account shall be applied by the Administrative Agent to reimburse the Issuing Bank for LC Disbursements for which it has not been reimbursed and, to the extent not so applied, shall be held for the satisfaction of the reimbursement obligations of the Company for the LC Exposure at such time or, if the maturity of the Loans has been accelerated (but subject to the consent of Banks with LC Exposure representing greater than 51% of the total LC Exposure), be applied to satisfy other obligations of the Company under this Agreement. If the Company is required to provide an amount of cash collateral hereunder as a result of the occurrence of an Event of Default, such amount (to the extent not applied as aforesaid) shall be returned to the Company within three Business Days after all Events of Default have been cured or waived. To the extent that all, or any portion of the Banks LC Exposure with respect to any Letter of Credit is reduced by means of expiration of such Letter of Credit or by virtue of any provision in any Letter of Credit permanently reducing the amounts available to be drawn thereunder for any reason, the Administrative Agent shall return an amount to the Company equal to the amount of such reduction no later than 90 days after the date of such reduction. The Company hereby grants to the Administrative Agent a security interest in any cash collateral deposited pursuant to the terms of this Section 2.13(j) and this Agreement shall be deemed to be a security agreement for all purposes of the Uniform Commercial Code in effect in all applicable jurisdictions; provided that no UCC-1 or similar financing statement shall be filed in connection with this Agreement in any jurisdiction, without the Company's prior written consent.

     The provisions of this Section 2.13 shall not limit the right of the Company to obtain letters of credit other than pursuant to this Agreement.

     Section 1. Payments of Principal and Interest.

     1.01 Repayment of Loans.

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

     1.02 Interest. The Company hereby promises to pay to the Administrative Agent for account of each Bank interest on the unpaid principal amount of each Loan made by such Bank for the period from and including the date of such Loan to but excluding the date such Loan shall be paid in full, at the following rates per annum:

     if such Loan is a Base Rate Loan, the Base Rate (as in effect from time to time);

     if such Loan is a Eurodollar Loan, the Eurodollar Rate for such Loan for the Interest Period therefor plus the Applicable Margin;

     if such Loan is a Swingline Loan, the Base Rate for each day during the period from and including the date of such Swingline Loan to but excluding the Swingline Maturity Date for such Swingline Loan;

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

Section 1.        Payments; Pro Rata Treatment; Computations; Etc.

1.01     Payments.

     Except to the extent otherwise provided herein, all payments of principal, interest, reimbursement of LC Disbursements, fees and other amounts to be made by the Company under this Agreement and the Notes, shall be made in Dollars, in immediately available funds, without deduction, set-off or counterclaim, to the Administrative Agent at an account designated by the Administrative Agent not later than 1:00 p.m. New York time on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day), provided that if a new Loan is to be made by any Bank on a date the Company is to repay any principal of an outstanding Loan of such Bank, such Bank shall apply the proceeds of such new Loan to the payment of the principal to be repaid and only an amount equal to the difference between the principal to be borrowed and the principal to be repaid shall be made available by such Bank to the Administrative Agent as provided in Section 2.02 hereof or paid by the Company to the Administrative Agent pursuant to this Section 4.01, as the case may be.

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

     1.01 Pro Rata Treatment. Except to the extent otherwise provided herein,
(a) each borrowing of Syndicated Loans from the Banks under Section 2.01 hereof shall be made from the Banks, each payment of facility fee under Section 2.06 hereof shall be made for account of the Banks and each termination or reduction of the amount of the Commitments under Section 2.05 hereof shall be applied to the respective Commitments of the Banks, pro rata according to the amounts of their respective Commitments; (b) except as otherwise provided in Sections 2.11,
5.02 and 5.03 hereof, Eurodollar Loans having the same Interest Period shall be allocated pro rata among the Banks according to the amounts of their respective Commitments (in the case of making Loans) or their respective Loans (in the case of Conversions and Continuation of Loans); (c) each payment or prepayment of principal of Syndicated Loans by the Company shall be made for account of the Banks pro rata in accordance with the respective unpaid principal amounts of the Syndicated Loans held by them; and (d) each payment of interest on Syndicated Loans by the Company shall be made for account of the Banks pro rata in accordance with the amounts of interest on such Loans then due and payable to the respective Banks; and notwithstanding the foregoing, borrowings, payments and prepayments of Swingline Loans shall be made without regard to the foregoing provisions of this Section 4.02.

     Computations. Interest on Fixed Rate Loans and all fees shall be computed on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable, and interest on Base Rate Loans shall be computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable. Notwithstanding the foregoing, for each day that the Base Rate is calculated by reference to the 1.01 Federal Funds Rate, interest on Base Rate Loans shall be computed on the basis of a year of 360 days and actual days elapsed.

     1.01 Minimum Amounts. Except for prepayments made pursuant to Section 5.04 hereof, (x) (A) each borrowing and Conversion of Base Rate Loans shall be in a minimum amount of $1,000,000 and in an integral multiple of $500,000 (provided that a Base Rate Loan may be in an aggregate amount that is equal to the entire unused balance of the Banks' Commitments or that is required to finance the reimbursement of an LC Disbursement as contemplated by Section 2.13(e)) and (B) each partial prepayment of principal of Base Rate Loans shall be in an integral multiple of $1,000,000 and (y) (A) each borrowing of, and Conversion into, Eurodollar Loans shall be in an aggregate amount at least equal to $5,000,000 or a larger multiple of $1,000,000 and (B) each partial prepayment of principal of Eurodollar Loans shall be in an aggregate amount at least equal to $5,000,000 or a larger multiple of $1,000,000 (borrowings, Conversions or prepayments of or into Loans of different Types or, in the case of Eurodollar Loans, having different Interest Periods at the same time hereunder to be deemed separate borrowings, Conversions and prepayments for purposes of the foregoing, one for each Type or Interest Period), provided that the aggregate principal amount of Eurodollar Loans having the same Interest Period shall be in an amount at least equal to $5,000,000 or a larger multiple of $1,000,000 and, if any Eurodollar Loans would otherwise be in a lesser principal amount for any period, such Loans shall be Base Rate Loans during such period. Each borrowing or partial prepayment of Swingline Loans shall be in an integral multiple of $500,000.

     1.02 Certain Notices. Except as otherwise provided in Section 2.03 hereof with respect to Competitive Bid Loans, notices by the Company to the Administrative Agent of terminations or reductions of the Commitments and of borrowings, Conversions, Continuations and optional prepayments of Loans, of Types of Loans and of the duration of Interest Periods shall be irrevocable and shall be effective only if received by the Administrative Agent not later than 11:00 a.m. New York time (or 2:00 p.m. in connection with Swingline Loans) on the number of Business Days prior to the date of the relevant termination, reduction, borrowing, Conversion, Continuation or prepayment or the first day of such Interest Period specified below:

                                                                Number of
                                                                Business
Notice                                                          Days Prior

Termination or reduction
of Commitments                                                  3

Borrowing or prepayment of, or Conversion into, Base
Rate Loans                                                      1

Borrowing or prepayment of, Conversion into,
Continuation as or duration of Interest Period for,
Eurodollar Loans                                                3

Reimbursement of LC Disbursement by means of borrowing
of Base Rate Loan                                               Same day

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


     1.01 Non-Receipt of Funds by the Administrative Agent. Unless the Administrative Agent shall have been notified by a Bank or the Company (the "Payor") prior to the date on which the Payor to make payment to the Administrative Agent of (in the case of a Bank) the proceeds of a Loan to be made by such Bank hereunder or (in the case of the Company) a payment to the Administrative Agent for account of one or more of the Banks hereunder (such payment being herein called the "Required Payment"), which notice shall be effective upon receipt, that the Payor does not intend to make the Required Payment to the Administrative Agent, the Administrative Agent may assume that the Required Payment has been made and may, in reliance upon such assumption (but shall not be required to), make the amount thereof available to the intended recipient(s) on such date; and, if the Payor has not in fact made the Required Payment to the Administrative Agent, the recipient(s) of such payment shall, on demand, repay to the Administrative Agent the amount so made available together with interest thereon in respect of each day during the period commencing on the date (the "Advance Date") such amount was so made available by the Administrative Agent until the date the Administrative Agent recovers such amount at a rate per annum equal to the Federal Funds Rate for such day and, if such recipient(s) shall fail promptly to make such payment, the Administrative Agent shall be entitled to recover such amount, on demand, from the Payor, together with interest as aforesaid, provided that if neither the recipient(s) nor the Payor shall return the Required Payment to the Administrative Agent within three Business Days of the Advance Date, then, retroactively to the Advance Date, the Payor and the recipient(s) shall each be obligated to pay interest on the Required Payment as follows:

     (i) if the Required Payment shall represent a payment to be made by the Company to the Banks, the Company and the recipient(s) shall each be obligated retroactively to the Advance Date to pay interest in respect of the Required Payment at the Post-Default Rate (without duplication of the obligation of the Company under Section 3.02 hereof to pay interest on the Required Payment at the Post-Default Rate), it being understood that the return by the recipient(s) of the Required Payment to the Administrative Agent shall not limit such obligation of the Company under said Section 3.02 to pay interest at the Post-Default Rate in respect of the Required Payment and

     (i) if the Required Payment shall represent proceeds of a Loan to be made by the Banks to the Company, the Payor and the Company shall each be obligated retroactively to the Advance Date to pay interest in respect of the Required Payment pursuant to whichever of the rates specified in Section 3.02 hereof is applicable to the Type of such Loan, it being understood that the return by the Company of the Required Payment to the Administrative Agent shall not limit any claim the Company may have against the Payor in respect of such Required Payment.

     1.02 Sharing of Payments, Etc.

     (a) If any Bank shall obtain from the Company payment of any principal of or interest on any Loan of any Class owing to it or payment of any participation in any LC Disbursement or any other amount under this Agreement through the exercise of any right of set-off, banker's lien or counterclaim or similar right or otherwise (other than from the Administrative Agent as provided herein), and, as a result of such payment, such Bank shall have received a greater percentage of the principal of or interest on the Loans of such Class, with respect to such participation in such LC Disbursement, or such other amounts then due hereunder by the Company to such Bank than the percentage received by any other Bank, it shall promptly purchase from such other Banks participations in (or, of and to the extent specified by such Bank, direct interests in) the Loans of such Class, participations in such LC Disbursements or such other amounts, respectively, owing to such other Banks (or in interest due thereon, as the case may be) in such amounts, and make such other adjustments from time to time as shall be equitable, to the end that all the Banks shall share the benefit of such excess payment (net of any expenses that may be incurred by such Bank in obtaining or preserving such excess payment) pro rata in accordance with the unpaid principal of and/or interest on the Loans of such Class, participations in such LC Disbursements or such other amounts, respectively, owing to each of the Banks. To such end all the Banks shall make appropriate adjustments among themselves (by the resale of participations sold or otherwise) if such payment is rescinded or must otherwise be restored.

     (b) The Company agrees that any Bank so purchasing such a participation (or direct interest) may exercise all rights of set-off, banker's lien, counterclaim or similar rights with respect to such participation as fully as if such Bank were a direct holder of Loans or other amounts (as the case may be) owing to such Bank in the amount of such participation.

     Section 1. Yield Protection, Etc.

     1.01 Additional Costs.

     (a) It is understood that the cost to the Banks of making or maintaining Eurodollar Loans or participating in, issuing or maintaining Letters of Credit may fluctuate as a result of the applicability of, or changes in, reserve requirements imposed by the Board of Governors of the Federal Reserve System of the United States, including but not limited to, reserve requirements under Regulation D in connection with Eurocurrency Liabilities (as defined in Regulation D) at the ratios provided for in Regulation D from time to time. The Company agrees to pay to each Bank from time to time, as provided in paragraph
(c) below, such amounts as shall be necessary to compensate such Bank for the portion of the cost of making or maintaining any Eurodollar Loans made by it or participating in, issuing or maintaining Letters of Credit, resulting from any such reserve requirements, it being understood that the rates of interest applicable to Eurodollar Loans hereunder have been determined on the hypothetical assumption that no such reserve requirements exist or will exist and that such rates do not reflect costs imposed on such Bank in connection with such reserve requirements. It is agreed that for purposes of this paragraph (a) the Eurodollar Loans made hereunder shall be deemed to constitute Eurocurrency Liabilities (as defined in Regulation D) and to be subject to the reserve requirements of Regulation D without benefit or credit of proration, exemptions or offsets which might otherwise be available to such Bank from time to time under Regulation D.

     (b) In the event that after the Closing Date any change in conditions or in applicable law, rule or regulations or in the interpretation or administration thereof (including, without limitation, any request, guideline or policy not having the force of law) by any authority charged with the administration or interpretation thereof shall occur which shall:

     (i) subject any Bank to any tax with respect to any Eurodollar Loan (other than any tax on the overall net income of such Bank imposed by the United States of America or by the jurisdiction in which such Bank has its principal office or any political subdivision or taxing authority therein) or with respect to participating in issuing or maintaining Letters of Credit ; or

     (ii) change the basis of taxation of any payment to any Bank of principal of or interest on any Eurodollar Loan or with respect to participating in issuing or maintaining Letters of Credit, or with respect to other fees and amounts payable hereunder, or any combination of the foregoing; or

     (iii) impose, modify or deem applicable any reserve, deposit, capital adequacy or similar requirement against any assets held by, deposits with or for the account of or loans or commitments by, or in respect of participations in or the issuance or maintenance of Letters of Credit by an office of any Bank; or

     (iv) impose upon any Bank or the London interbank market any other condition with respect to the Eurodollar Loans or this Agreement;

     and the result of any of the foregoing shall be to increase the actual cost to such Bank of making or maintaining any Eurodollar Loan hereunder, or of participating in, issuing or maintaining Letters of Credit or to reduce the amount of any payment (whether of principal, interest, reimbursement of LC Disbursements or otherwise) received or receivable by such Bank, or to require such Bank to make any payment in connection with any Eurodollar Loan or in respect of participations in or the issuance or maintenance of Letters of Credit, or to reduce the rate of return on capital of such Bank as a consequence of such Bank's obligations hereunder to a level below that which such Bank could have achieved but for such change, in each case by or in an amount which such Bank in its sole judgment shall deem material, then and in each such case the Company shall pay to such Bank, as provided in paragraph (c) below (but without duplication of the payments required under paragraph (a) above), such amounts as shall be necessary to compensate such Bank for such cost, reduction or payment.

     (a) Each Bank shall deliver to the Company, with a copy to the Administrative Agent, from time to time one or more certificates setting forth the amounts due under paragraphs (a) and (b) above, the reserve requirements or changes as a result of which such amounts are due and the manner of computing such amounts. Each such certificate shall be conclusive in the absence of manifest error. The Company shall pay the amounts shown as due on any such certificate within 10 Business Days after its receipt of the same. No failure on the part of any Bank to demand compensation under paragraph (a) or (b) above on any one occasion shall constitute a waiver of its right to demand such compensation on any other occasion. The protection of this Section 5.01 shall be available to each Bank regardless of any possible contention of the invalidity or inapplicability of any law, regulation or other condition which shall give rise to any demand by such Bank for compensation hereunder; provided, however, that if any Bank shall receive a reimbursement of any additional tax assessment or other amount as a result of such contention, such Bank shall remit such reimbursed funds to the Company to the extent that the Company had paid such amounts to such Bank less any expenses reasonably incurred by such Bank.

     Each Bank shall notify the Company, with a copy of such notice to the Administrative Agent, as to the existence of any change described in paragraphs
(a) and (b) above as promptly as practicable after gaining knowledge thereof. If the Company shall receive notice of such determination from any Bank with respect to Eurodollar Loans, the Company may either (i) convert such Bank's Eurodollar Loans to Base Rate Loans, or (ii) prepay, without premium (but subject in either case to the payments required by Sections 5.01(a) and (b) and
5.04 hereof), upon at least three Business Days' prior written or telex notice to such Bank, but not more than fifteen days after receipt of notice from such Bank, all such Bank's Eurodollar Loans outstanding together with interest and facility fee accrued to the date of prepayment on such amount and the aggregate Commitments shall be reduced by an amount equal to such Bank's Commitment and such Bank's Commitment shall be reduced to zero.

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

     1.01 Limitation on Types of Loans. In the event, and on each occasion, that on the day two Business Days prior to the commencement of any Interest Period for any Fixed Rate Loan, any Bank shall have determined (which determination shall be conclusive and binding upon the Company absent manifest error) (x) that dollar deposits in the amount of the principal amount of such Fixed Rate Loan are not generally available in the London interbank market, or (y) that, in the event that clause (ii) of the definition of "Eurodollar Rate" in Section 1.01 hereof is the basis for determining the rate of interest for Fixed Rate Loans for such Interest Period, the rate at which such dollar deposits are being offered will not adequately and fairly reflect the cost to such Bank of making or maintaining the principal amount of such Fixed Rate Loan during such Interest Period, or reasonable means do not exist for ascertaining the Eurodollar Rate, such Bank shall, as soon as practicable thereafter, give notice of such determination to the Administrative Agent and the other Banks and the Company. If the Company shall receive notice of such determination, (i) in respect of any such Eurodollar Loan the Company may either (A) withdraw its request for a Eurodollar Loan from such Bank and/or (B) request a Base Rate Loan be made by such Bank or (C) terminate the Commitment of such Bank, and at the end of the then current Interest Period for each outstanding Loan repay all such Bank's Loans outstanding together with interest and facility fee accrued to the date of such payment on such amount (the aggregate Commitments shall be reduced by an amount equal to such Bank's Commitment) and any applicable utilization fee due to such Bank shall be paid in arrears on the next following Quarterly Date after the date such Bank's Commitment has been terminated, and (ii) in respect of any LIBOR Bid Loan, such Bank's obligation to make such LIBOR Bid Loan shall be terminated.

1.02     Illegality.

     Notwithstanding anything to the contrary contained elsewhere in this Agreement, if any change after the Closing Date in law or regulation or in the interpretation thereof by any governmental authority charged with the administration thereof shall make it unlawful for a Bank to make or maintain any Fixed Rate Loan or to give effect to its obligations as contemplated hereby with respect to a Eurodollar Loan, then, by notice to the Company with a copy to the Administrative Agent, such Bank may:

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

     1.01 Compensation. The Company shall pay to the Administrative Agent for account of each Bank, upon the request of such Bank through the Administrative Agent, such amount or amounts as shall be sufficient (in the reasonable opinion of such Bank) to compensate it for any loss, cost or expense that such Bank determines is attributable to:

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

     Without limiting the effect of the preceding sentence, such compensation shall include for each Bank on demand an amount equal to any loss incurred or to be incurred by it in the reemployment of the funds released by any (i) failure of the Company to accept a Loan following a request therefor; or (ii) prepayment of any Fixed Rate Loan (whether as a result of a reduction in Commitment or otherwise) permitted under Section 2.10 hereof or any prepayment or Conversion of such a Loan required or permitted by any other provision of this Agreement, in each case if such Loan is prepaid or Converted other than on the last day of the Interest Period for such Loan. Such loss shall be the excess, if any, as reasonably determined by each Bank of its cost of obtaining the funds for the Loan not accepted or being prepaid or Converted over the amount realized by such Bank reemploying the funds received from the Company's failure to accept the Loan, in prepayment or realized from the Loan so Converted, in each case during the period from the date of such failure, prepayment or Conversion to the end of the Interest Period of the Loan being requested, prepaid or Converted. Each Bank shall deliver to the Company from time to time and upon demand by the Company one or more certificates setting forth the cost of obtaining the funds for the Loan not accepted or prepaid or Converted and the amount realized by such Bank in reemploying the funds, received in prepayment or realized from the Loan so not accepted or Converted.

     U.S. Taxes. Prior to the date of the initial Loan hereunder, and from time to time thereafter if requested by the Company, each Bank and the Swingline Bank, in each case if organized under the laws of a jurisdiction outside the United States, shall provide the Company with the forms prescribed by the Internal Revenue Service of the United States certifying such Bank's exemption from United States withholding taxes with respect to all payments to be made to such Bank hereunder and under the Notes. Unless the Company has received forms or other documents satisfactory to it indicating that payments hereunder or under any Note are not subject to United States withholding tax or are subject to such tax at a rate reduced by an applicable tax treaty, the Company may withhold taxes from such payments at the applicable statutory rate in the case of payments to or for any Bank organized under the laws of a jurisdiction outside the United States. Notwithstanding any provision in this Section 5.05 to the contrary, in the event the Company withholds such taxes from payments made by the Company, the Company shall not be 1.01 required to increase the amount of such payment to such Bank or the Swingline Bank in order to compensate such Bank or the Swingline Bank for the amount withheld.

     1.01 Replacement of Banks. So long as no Event of Default has occurred and is continuing, the Company, upon three Business Days' notice, may require that any Bank (a "Replaced Bank") transfer all of its right, title and interest under this Agreement (except for its right, title and interest with respect to Letters of Credit for which it has acted as Issuing Bank) and such Replaced Bank's Notes, if any, to any bank or other financial institution (which may be an existing Bank) (a "Proposed Bank") identified by the Company so long as (i) if the Proposed Bank is not an existing Bank, such Proposed Bank is satisfactory to the Administrative Agent in its reasonable determination, (ii) (y) such Proposed Bank agrees to assume all of the obligations of such Replaced Bank hereunder (except with respect to Letters of Credit for which it has acted as Issuing
Bank), and to purchase all of such Replaced Bank's Loans and LC Exposure hereunder for consideration equal to the aggregate outstanding principal amount of such Replaced Bank's Loans and the amount of such LC Exposure, together with interest thereon to the date of such purchase, and arrangements satisfactory to such Replaced Bank in its reasonable determination are made for payment to such Replaced Bank of all other amounts payable hereunder to such Replaced Bank on or prior to the date of such transfer (including any fees accrued hereunder and any amounts that would be payable under Section 5.04 hereof as if all of such Replaced Bank's Loans were being prepaid in full on such date), or (z) other arrangements satisfactory to the Replaced Bank, the Proposed Bank and the Company are made and (iii) as a result of such replacement the Proposed Bank's Commitment is not greater than 20% of the aggregate amount of the Commitments. Subject to the provisions of Section 11.06(b) hereof, such Proposed Bank shall be a "Bank" for all purposes hereunder. Without prejudice to the survival of any other agreement of the Company hereunder, the agreements of the Company contained in Sections 5.01 and 11.03 hereof (without duplication of any payments made to such Replaced Bank by the Company or the Proposed Bank) shall survive for the benefit of such Replaced Bank under this Section 5.06 with respect to the time prior to such replacement.

     Section 2. Conditions Precedent.

     2.01 Initial Loan. The obligation of any Bank to make its initial Loan hereunder and of any Issuing Bank to issue Letters of Credit hereunder is subject to the conditions precedent that the Administrative Agent shall have received the following documents (with sufficient copies for each Bank), each of which shall be satisfactory to the Administrative Agent (and to the extent specified below, to each Bank) in form and substance (which conditions may be satisfied on the date of the execution and delivery of this Agreement):

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

     (a) Opinion of Counsel to the Company. An opinion of Cahill Gordon & Reindel, counsel to the Company, substantially in the form of Exhibit A hereto (and the Company hereby instructs such counsel to deliver such opinion to the Banks and the Administrative Agent).

     (b) Other Documents. Such other documents as the Administrative Agent or any Bank or Winston & Strawn, special counsel to Chase, may reasonably request.

     Payment of Fees. Receipt by each of the Banks of each of the fees which they are entitled to be paid on the Closing Date or prior to the initial extension of credit hereunder pursuant to the terms hereof or of any other agreement between the Company and the Banks.

     Termination of Existing Credit Agreement. Evidence acceptable to the Administrative Agent that all amounts outstanding pursuant to that certain Credit Agreement dated April 10, 1997 among the Company, the Banks party thereto, and The Chase Manhattan Bank, as Administrative Agent, have been repaid in full and that the commitments of the lenders thereunder have been terminated.

     1.02 Initial and Subsequent Loans. The obligation of any Bank or the Swingline Bank to make any Loan (including any Competitive Bid Loan and such Bank's initial Syndicated Loan and any Swingline Loan) to the Company upon the occasion of each borrowing hereunder, and of the Issuing Bank to issue, amend, renew or extend any Letters of Credit, is subject to the further conditions precedent that, both immediately prior to the making of such Loan or the issuance, amendment, renewal, or extension of such Letter of Credit, as the case may be, and in either event also after giving effect thereto and to the intended use thereof:

     (a) subject to the right of the Company to Continue Loans during the occurrence and continuation of an Event of Default as provided in Section 2.10(c) hereof, no Event of Default (and, if such borrowing or issuance, amendment, renewal or extension of a Letter of Credit will increase the outstanding aggregate principal amount of the Loans of any Bank hereunder or the LC Exposure, as the case may be, no Default) shall have occurred and be continuing; and

     (b) the representations and warranties made by the Company in Section 7 hereof (other than Section 7.07 hereof) shall be true and complete on and as of the date of the making of such Loan, or the date of issuance, amendment, renewal or extension of such Letters of Credit, as applicable, with the same force and effect as if made on and as of such date (or, if any such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date) provided that, notwithstanding the foregoing, the representation and warranty made by the Company in Section 7.05 hereof shall not be required to be true and complete on and as of the making of any Loan, if prior to the making of such Loan, an officer of the Company shall have certified to the Administrative Agent in writing that the purpose of such Loan is to repay commercial paper maturing on such date.

     Each notice of borrowing or request for issuance, amendment, renewal or extension of a Letter of Credit by the Company hereunder shall constitute a certification by the Company to the effect set forth in the preceding sentence (both as of the date of such notice and as of the date of such borrowing, issuance, amendment, renewal or extension of a Letter of Credit, as the case may
be).

     Section 1. Representations and Warranties. The Company represents and warrants to the Administrative Agent, the Swingline Bank and the Banks that:

     1.01 Organization, Corporate Powers. (a) The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware; (b) the Company (i) has the corporate power and authority to own its Property and to carry on its business as now conducted and (ii) is qualified to do business in every jurisdiction where such qualification is necessary in view of the properties owned or business transacted by it; and (c) the Company has the corporate power to execute, deliver and perform this Agreement, to borrow hereunder, to execute and deliver the Notes and to perform all of its obligations hereunder with respect to Letters of Credit.

     1.02 Authorization. The execution, delivery and performance of this Agreement, the borrowings hereunder, the execution and delivery of the Notes and the performance by the Company of each of its obligations hereunder with respect to Letters of Credit issued by an Issuing Bank, (a) have been duly authorized by all requisite corporate action on the part of the Company and (b) will not (i) violate (A) any provision of law applicable to the Company, the certificate of incorporation or by-laws of the Company, (B) any applicable order of any court or other agency of government or (C) any indenture, any agreement for borrowed money, any bond, note or other similar instrument or any other material agreement to which the Company or any of its Subsidiaries is a party or by which the Company or any of its Subsidiaries or any of their respective Properties is bound, (ii) be in conflict with, result in a breach of or constitute (with due notice or lapse of time or both) a default under any such indenture, agreement, bond, note, instrument or other material agreement or (iii) result in the creation or imposition of any Lien upon any Property of the Company.

     1.03 Governmental Approval. No action, consent or approval of, or registration or filing with, or any other action by any governmental agency, bureau, commission or court is required in connection with the execution, delivery and performance by the Company of this Agreement, the borrowings hereunder, the execution and delivery of the Notes, and the performance by the Company of each of its obligations hereunder with respect to Letters of Credit issued by an Issuing Bank.

     1.04 Financial Statements. The Company has heretofore furnished to each Bank its audited consolidated financial statements as at December 31, 2000 and for the twelve month period then ended. Such financial statements were prepared in accordance with GAAP and present fairly the consolidated financial condition and results of operations of the Company and its Subsidiaries as of the date and for the period indicated, and such balance sheet shows all known direct liabilities and all known contingent liabilities of a material nature of the Company and its Subsidiaries.

     1.01 No Material Adverse Change. There has been no material adverse change in the business, assets, condition (financial or otherwise) or results of operations of the Company and its Subsidiaries taken as a whole since December 31, 2000.

     1.02 Title to Properties. All material assets of the Company and its Subsidiaries are free and clear of Liens, except such as are permitted by
Section 8.07 hereof.

     1.01 Litigation. There are no lawsuits in any court or other proceedings before any arbitrator or by or before any governmental commission, board, bureau or other administrative agency, pending, or, to the knowledge of the Company, threatened, the ultimate disposition of which should have a material adverse effect on the consolidated financial condition or business of the Company and its Subsidiaries taken as a whole; and neither the Company nor any of its Subsidiaries is in default with respect to any judgment, writ, injunction, decree, rule or regulation of any court or Federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which default would have a material adverse effect on the Company and its Subsidiaries taken as a whole.

     1.02 Tax Returns. All material assessed deficiencies resulting from examinations of the Federal income tax returns of the Company and its Subsidiaries by the Internal Revenue Service have been discharged or reserved against in full. The Company and each of its Subsidiaries have filed or caused to be filed all Federal, state and local tax returns which, to the knowledge of the Company, are required to be filed and have paid or caused to be paid all taxes as shown on such returns or on any assessment received by it or by any of them to the extent that such taxes have become due, except taxes the validity of which is being contested in good faith by appropriate proceedings or the nonpayment of which would not have a material adverse effect on the financial condition of the Company and its Subsidiaries taken as a whole.

     1.03 Agreements. Neither the Company nor any of its Principal Subsidiaries is in material default in the performance, observance or fulfillment of any obligation, covenant or condition contained in any material agreement or instrument to which it is a party.

     1.04 Employee Benefit Plans. Each of the Company and its Subsidiaries is in compliance in all material respects with the applicable provisions of ERISA and the regulations and published interpretations thereunder. No Reportable Event has occurred with respect to any Plan administered by the Company or any of its Subsidiaries or any administrator designated by the Company or any of its Subsidiaries. As of the date of the most recent actuarial valuation of each Plan administered by the Company, its Domestic Subsidiaries and administrators designated by the Company or any of its Subsidiaries, the aggregate present value of all vested accrued benefits under all such Plans (determined in accordance with the assumptions specified in such actuarial valuations) did not exceed the fair market value of the aggregate assets of such Plans by more than $10,000,000.

     Federal Reserve Regulations. Neither the Company nor any of its Subsidiaries is engaged principally, or as one of its important activities, in the business of extending credit for the purposes of purchasing or carrying any margin stock (within the meaning of Regulation U). Following application of the proceeds of each Loan, not more than 25 percent (or such greater or lesser percentage as provided in Regulation U in effect at the time of the making of such Loan) of 1.01 the value of the Property (either of the Company only or of the Company and its Subsidiaries on a consolidated basis) subject to the provisions of Section 8.07 or 8.08 hereof will be margin stock (within the meaning of Regulation U).

     1.02 Investment Company Act. Neither the Company nor any of its Subsidiaries is an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

     1.01 Public Utility Holding Company Act. Neither the Company nor any of its Subsidiaries is a "holding company", or an "affiliate" of a "holding company" or a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

     Section 2. Covenants of the Company. The Company covenants and agrees with the Administrative Agent, the Swingline Bank and the Banks that, so long as (a) any Commitment or Loan is outstanding, (b) any Letters of Credit shall not have expired or been terminated, (c) any LC Disbursements shall have not been reimbursed in full, or (d) any amounts payable by the Company hereunder have not yet been paid in full:

     2.01 Corporate Existence. The Company shall do, and shall cause each of its Principal Subsidiaries to do, all things necessary to preserve, renew and keep in full force and effect its corporate existence, material rights, licenses, permits and franchises and comply with all laws and regulations applicable to it; at all times maintain and preserve all Property used or useful in the conduct of its business and keep the same in good repair, working order and conditions, and from time to time make, or cause to be made, all needful and proper repairs, renewals and replacements thereto, so that the business carried on in connection therewith may be properly conducted at all times.

     2.02 Insurance. The Company shall, and shall cause each of its Principal Subsidiaries to, (a) keep its insurable Properties adequately insured at all times; (b) maintain such other insurance, to such extent and against such risks, including fire and other risks insured against by extended coverage, as is customary with companies in the same or similar businesses; (c) maintain in full force and effect public liability insurance against claims for personal injury or death or property damage occurring upon, in, about or in connection with the use of any properties owned, occupied or controlled by the Company or any Principal Subsidiary, as the case may be, in such amount as the Company or such Principal Subsidiary, as the case may be, shall reasonably deem necessary; and
(d) maintain such other insurance as may be required by law.

     Obligations and Taxes. The Company shall pay, and shall cause each of its Principal Subsidiaries to pay, all its material indebtedness and obligations promptly and in accordance with their terms and pay and discharge promptly all material taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or in respect of its Property, before the same shall become in default, as well as all material lawful claims for labor, materials and supplies or otherwise which, if unpaid, might become a Lien or charge upon such properties or any part thereof; provided, however, that neither the Company nor any of its Principal Subsidiaries shall be required to pay and discharge or to cause to be paid and discharged 1.01 any such tax, assessment, charge, levy or claim so long as the validity or amount thereof shall be contested in good faith by appropriate proceedings and provided the Company shall have set aside on its books reserves which the Company deems adequate with respect thereto.

     1.02 Financial Statements, Reports, etc. The Company shall furnish to each Bank and the Swingline Bank:

     (a) within 95 days after the end of each fiscal year of the Company (being December 31 in each calendar year), an audited consolidated balance sheet of the Company and its Subsidiaries and the related audited consolidated statement of earnings showing the financial condition of the Company and its Subsidiaries as of the close of such fiscal year and the results of their operations during such year, and a consolidated statement of stockholders' equity and a consolidated statement of cash flows, as of the close of such fiscal year, all the foregoing consolidated financial statements to be reported on by, and to carry the report acceptable to the Majority Banks of, the Company's independent public accountants (which shall be Arthur Andersen LLP or another independent firm of nationally recognized certified public accountants), such financial statements to be in form acceptable to the Majority Banks in their reasonable determination;

     (b) within 50 days after the end of each of the first three fiscal quarters of each fiscal year, an unaudited consolidated balance sheet and unaudited consolidated statements of earnings and of cash flows showing the financial condition of the Company and its Subsidiaries as of the end of each such quarter and the results of operations for the then-elapsed portion of the fiscal year, certified by a Financial Officer of the Company as being correct and complete and as presenting fairly the financial position and results of operations of the Company and its Subsidiaries and as having been prepared in accordance with GAAP consistently applied, in each case subject to normal year-end audit adjustments;

     (c) concurrently with (a) above, a certificate of the firm referred to therein (which certificate may be limited to accounting matters and disclaim responsibility for legal interpretations) certifying that to the best of its knowledge no Default has occurred and is continuing or, if such a Default has occurred and is continuing, specifying the nature and extent thereof;

     (d) concurrently with (a) and (b) above, a certificate of the Company setting forth in reasonable detail the computations necessary to determine whether the Company is in compliance with Section 8.09 hereof as of the end of the respective quarterly fiscal period or fiscal year; and

     (e) promptly, from time to time, such other information regarding the financial condition of the Company and its Subsidiaries (and the identities, net income and assets of Principal Subsidiaries) as the Administrative Agent or any Bank may reasonably request.

     Notices and Delivery of Certain Documents. The Company shall give the Administrative Agent and each Bank prompt notice of any Default and furnish each Bank with 1.01 copies of all press releases issued by the Company, all filings made by the Company with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and all written communications from the Company to its shareholders generally.

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

     1.01 Liens. The Company shall not, and shall not permit any of its Subsidiaries to, incur, create or permit to exist any Lien on any of its Property now owned or hereafter acquired by the Company or any of its Subsidiaries, other than:

     (a) Liens for taxes or assessments and similar charges either (i) not delinquent or (ii) being contested in good faith by appropriate proceedings and as to which the Company or such Subsidiary, as the case may be, shall have set aside on its books adequate reserves;

     (b) Liens incurred or pledges and deposits made in connection with worker's compensation, unemployment insurance, old-age pensions and social security benefits or securing the performance of bids, tenders, leases, Contracts, and statutory obligations of like nature, incurred as an incident to and in the ordinary course of business;

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

     zoning restrictions, easements, licenses, reservations, provisions, covenants, conditions, waivers, restrictions on the use of property or minor irregularities of title (and with respect to leasehold interests, mortgages, obligations, Liens and other encumbrances incurred, created, assumed or permitted to exist and arising by, through or under or asserted by a landlord or owner of the leased property, with or without consent of the lessee), which will not individually or in the aggregate interfere materially with the use or operation by the Company or any of its Subsidiaries of the Property affected thereby for (a) the purposes for which such Property was acquired or is held by the Company or any of its Subsidiaries;

     (b) Liens created by or resulting from any litigation or proceeding which is currently being contested in good faith by appropriate proceedings and as to which levy and execution have been stayed and continue to be stayed;

     (c) Liens consisting of, or arising in connection with, repurchase agreements, swaps or other obligations entered into in the ordinary course of business and not for the purpose of speculation relating to precious metals purchased, borrowed or otherwise held by the Company or any of its Subsidiaries;

     (a) Liens incidental to the conduct of its business or the ownership of its Property which were not incurred in connection with the borrowing of money or the obtaining of advances or credit and which do not in the aggregate materially detract from the value of the Property subject thereto or materially impair the use thereof in the operation of its business;

     (b) Liens on Property of a Subsidiary of the Company to secure obligations of such Subsidiary to the Company or another Subsidiary of the Company;

     (c) Liens arising in connection with letter of credit trade transactions, provided that the Company or any of its Subsidiaries, as the case may be, discharges within 30 days its obligation to pay the indebtedness to banks arising from payments made by such banks under such letters of credit; and

     (d) other Liens, provided that the aggregate of all Properties and assets of the Company and its Subsidiaries which are subject to or affected by such Liens and which would properly be classified as assets on a consolidated balance sheet prepared in accordance with GAAP (including all leases (other than leases of office space and research and development facilities, if any) that would be required to be reflected as capital leases pursuant to such principles) does not at any time have a value on the books of the Company and its Subsidiaries in excess of 25% of the Consolidated Tangible Net Worth calculated for the quarter most recently ended.

     Consolidations, Mergers and Sales of Assets. The Company shall not, and the Company shall not permit any of its Principal Subsidiaries to, merge or consolidate with or into any other Person or sell, lease, transfer or assign to any Person or otherwise dispose of (whether in one transaction or a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired), except that so long as immediately thereafter and after giving effect thereto no Default has occurred and is continuing, (a) the Company or a Principal Subsidiary may merge or consolidate with another corporation in a transaction in which the Company is the surviving entity or such Principal Subsidiary is the surviving entity and continues to be a Subsidiary of the Company, (b) the Company may merge or consolidate with another corporation in a transaction in which such other corporation is the surviving entity if such other corporation is acceptable to the Majority Banks in their reasonable determination and such other corporation effectively assumes and agrees to perform and discharge all the obligations of the Company under this Agreement
1.01 under the Notes and with respect to the Letters of Credit pursuant to a written instrument or instruments satisfactory to the Banks and counsel for the Banks in their reasonable determination, and (c) any Principal Subsidiary may
(i) merge or consolidate with the Company or into another Subsidiary of the Company which continues to be a Subsidiary after such transaction or (ii) sell, lease, transfer, assign or otherwise dispose of (whether in one transaction or series of transactions) all or substantially all of its Property (whether now owned or hereafter acquired) to the Company or to another Subsidiary of the Company which continues to be a Subsidiary after such transaction or transactions. For the purpose of this Section 8.08 only, "Principal Subsidiary" shall mean any Subsidiary of the Company having total assets as of the end of the most recent fiscal year equal to or greater than 25% of the consolidated total assets of the Company and its Subsidiaries as of the end of such fiscal year of the Company.

     1.01 Debt to EBITDA. The Company shall not permit, as of the last day of each fiscal quarter of the Company, the ratio of Debt of the Company and its Consolidated Subsidiaries at such date to EBITDA for the preceding four fiscal quarters immediately preceding such date, including the fiscal quarter most recently ended to be greater than 3.0 to 1.0.

     1.02 Use of Proceeds. The Company shall use the proceeds of the Loans for general corporate purposes, including, without limitation, to provide liquidity support for the issuance of commercial paper and acquisition financing; provided, however, (a) that the proceeds of any Swingline Loan may not be used to repay or prepay any other Swingline Loan and (b) that no Loan shall be available if the Majority Banks, in their sole discretion and upon notice to the Company explaining the basis, refuse to make any Loan the proceeds of which will be used by the Company in an acquisition which the Majority Banks have reasonable cause to believe is opposed by the acquired Person's board of directors or other governing body or is likely to be hostile or unfriendly; provided, further, that no Bank may refuse to make any Loan pursuant to this
Section 8.10 if the Company presents a certified resolution of the board of directors or other governing body of the acquired entity approving, supporting or otherwise evidencing agreement with the proposed acquisition. None of the Administrative Agent, the Arranger, the Documentation Agents, the Syndication Agent nor any Bank or the Swingline Bank shall have any responsibility as to the use of any of such proceeds.

     Section 2. Events of Default. If one or more of the following events (herein called "Events of Default") shall occur and be continuing:

     (a) any representation or warranty made in connection with this Agreement or with the execution and delivery of the Notes, the borrowings hereunder or in connection with the issuance of, or performance by any Bank (including without limitation any Issuing Bank) with respect to, Letters of Credit, or any statement or representation made in any report, certificate, financial statement or other instrument furnished by the Company to the Administrative Agent, the Swingline Bank or the Banks pursuant to this Agreement shall prove to have been false or misleading in any material respect when made or delivered;

     default shall be made in the payment of any principal or interest hereunder or under any Note, any reimbursement obligation in respect of any LC Disbursement, or of any fees or other amounts payable by the Company hereunder, when and as the same shall become due and payable, whether at the due date thereof or at a date fixed for prepayment (a) thereof or by acceleration thereof or otherwise, and, in the case of payments other than of any principal amounts or reimbursement obligations in respect of LC Disbursements hereunder, such default shall continue unremedied for three (3) Business Days;

     (b) default shall be made with respect to any agreement or other evidence of indebtedness or liability for borrowed money in excess of $50,000,000 (other than hereunder) of the Company or any Principal Subsidiary if the effect of such default is to accelerate the maturity of such indebtedness or liability or to require the prepayment thereof or to permit the holder or holders thereof (or a trustee on behalf of the holder or holders thereof) to cause such indebtedness to become due prior to the stated maturity thereof, or any such indebtedness or liability shall become due and shall not be paid prior to the expiration of any period of grace;

     (a) default shall be made in the due observance or performance of Section
8.09 hereof;

     (b) default shall be made in the due observance or performance of any other covenant, condition or agreement to be observed or performed by the Company pursuant to the terms hereof and such default shall continue unremedied for 10 days after written notice thereof to the Company by any Bank;

     (c) the Company or any Principal Subsidiary shall file one or more petitions or answers or consents seeking relief under Title 11 of the United States Code, as now or hereafter constituted, or any other applicable foreign, Federal or state bankruptcy, insolvency or similar law or laws, or shall consent to the institution of proceedings thereunder or to the filing of any such petition or to the appointment of or taking of possession of the Company or any Principal Subsidiary, as the case may be, or any Property of any of the same, by, one or more receivers, liquidators, assignees, trustees, custodians, sequestrator or other similar officials or the Company or any Principal Subsidiary shall make one or more assignments for the benefit of creditors, or shall become unable generally to pay its debts as they become due, or the Company or any Principal Subsidiary shall take action in furtherance of any such action;

     (d) one or more decrees or orders shall be entered by one or more courts having jurisdiction in the premises for relief in respect of the Company or any Principal Subsidiary under Title 11 of the United States Code, as now or hereafter constituted, or any other applicable foreign, Federal or state bankruptcy, insolvency or similar law or laws, or appointing one or more receivers, liquidators, assignees, trustees, sequestrator or similar officials of the Company or any Principal Subsidiary, as the case may be, or of any Property of any of the same, or ordering the winding up or liquidation of the affairs of the Company or any Principal Subsidiary, and any one or more such decrees or orders shall continue unstayed and in effect for a period of 60 days;

     (e) final judgment for the payment of money in excess of an aggregate of $50,000,000 and not fully covered by insurance shall be rendered against the Company or any Principal Subsidiary and the same shall remain undischarged for a period of 60 consecutive days during which execution shall not be effectively stayed;

     (a) A Reportable Event shall have occurred with respect to any Plan with vested unfunded liabilities in excess of $5,000,000 which the Majority Banks determine constitutes reasonable grounds for the termination of such Plan by the PBGC or for the appointment by the appropriate United States District Court of a trustee to administer such Plan or a trustee shall be appointed by a United States District Court to administer any Plan with vested unfunded liabilities in excess of $5,000,000; or the PBGC shall institute proceedings to terminate any Plan with vested unfunded liabilities in excess of $5,000,000; or the withdrawal by the Company or any Subsidiary from a Multiemployer Plan giving rise to Withdrawal Liability in excess of $5,000,000; or

     (b) a Change in Control of the Company shall have occurred; for purposes of this paragraph (j), a "Change in Control" shall mean the acquisition by any Person (other than the Company) or group (as defined in the Securities Exchange Act of 1934) of twenty-five percent (25%) or more of the voting power of the Company entitled to vote in the election of directors;

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

     Section 1. The Administrative Agent.

     1.01 Appointment, Powers and Immunities. Each Bank and the Swingline Bank hereby appoints and authorizes the Administrative Agent to act as its agent hereunder with such powers as are specifically delegated to the Administrative Agent by the terms of this Agreement, together with such other powers as are reasonably incidental thereto. The Administrative Agent (which term as used in this sentence and in Section 10.05 and the first sentence of Section 10.06 hereof shall include reference to its Related Parties):

     (a) shall have no duties or responsibilities except those expressly set forth in this Agreement, and shall not by reason of this Agreement be a trustee for any Bank or the Swingline Bank;

     (a) shall not be responsible to the Banks or the Swingline Bank for any recitals, statements, representations or warranties contained in this Agreement, or in any certificate or other document referred to or provided for in, or received by any of them under, this Agreement, or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement, any Note or any other document referred to or provided for herein or for any failure by the Company to perform any of its obligations hereunder or thereunder;

     (b) shall not be required to initiate or conduct any litigation or collection proceedings hereunder; and

     (c) shall not be responsible for any action taken or omitted to be taken by it hereunder or under any other document or instrument referred to or provided for herein or in connection herewith, except for its own gross negligence or willful misconduct.

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

     1.01 Reliance by Administrative Agent. The Administrative Agent shall be entitled to rely upon any certification, notice or other communication (including, without limitation, any thereof by telephone, telecopy, telegram or cable) believed by it to be genuine and correct and to have been signed or sent by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel, independent accountants and other experts selected by the Administrative Agent. As to any matters not expressly provided for by this Agreement, the Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder in accordance with instructions given by the Majority Banks (or, if so provided in Section 11.04 hereof, all of the Banks), and such instructions of the Majority Banks (or all of the Banks, as the case may be) and any action taken or failure to act pursuant thereto shall be binding on all of the Banks.

     1.02 Defaults. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of a Default unless the Administrative Agent has received notice from a Bank, the Swingline Bank or the Company specifying such Default and stating that such notice is a "Notice of Default". In the event that the Administrative Agent receives such a notice of the occurrence of a Default, the Administrative Agent shall give prompt notice thereof to the Banks and the Swingline Bank. The Administrative Agent shall (subject to Section 10.07 hereof) take such action with respect to such Default as shall be directed by the Majority Banks or in the case of Swingline Loans, the Swingline Bank provided that, unless and until the Administrative Agent shall have received such directions, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default as it shall deem advisable in the best interest of the Banks except to the extent that this Agreement expressly requires that such action be taken, or not be taken, only with the consent or upon the authorization of the Majority Banks or all of the Banks.

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

     1.01 Indemnification. The Banks agree to indemnify the Administrative Agent (to the extent not reimbursed under Section 11.03 hereof, but without limiting the obligations of the Company under said Section 11.03) ratably in accordance with their respective commitments (and, after the Commitments have been terminated, ratably in accordance with the aggregate principal amount of the Loans held by the Banks), for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever that may be imposed on, incurred by or asserted against the Administrative Agent (including by any Bank) arising out of or by reason of any investigation in or in any way relating to or arising out of this Agreement or any other documents contemplated by or referred to herein or the transactions contemplated hereby (including, without limitation, the costs and expenses that the Company is obligated to pay under Section 11.03 hereof but excluding unless a Default has occurred and is continuing, normal administrative costs and expenses incident to the performance of its agency duties hereunder) or the enforcement of any of the terms hereof or of any such other documents, provided that no Bank shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the party to be indemnified.

     1.02 Non-Reliance on Administrative Agent and Other Banks. Each Bank agrees that it has, independently and without reliance on the Administrative Agent, the Arranger or any other Bank, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Company and its Subsidiaries and decision to enter into this Agreement and that it will, independently and without reliance upon the Administrative Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement. The Administrative Agent shall not be required to keep itself informed as to the performance or observance by the Company of this Agreement or any other document referred to or provided for herein or to inspect the Properties or books of the Company or any of its Subsidiaries. Except for notices, reports and other documents and information expressly required to be furnished to the Banks by the Administrative Agent hereunder, the Administrative Agent shall not have any duty or responsibility to provide any Bank with any credit or other information concerning the affairs, financial condition, operations, business, Properties, liabilities or prospects of the Company or any of its Subsidiaries (or any of their Affiliates) that may come into the possession of the Administrative Agent or any of its Affiliates.

     1.01 Failure to Act. Except for action expressly required of the Administrative Agent hereunder, the Administrative Agent shall in all cases be fully justified in failing or refusing to act hereunder unless it shall receive further assurances to its satisfaction from the Banks of their indemnification obligations under Section 10.05 hereof against any and all liability and expense that may be incurred by it by reason of taking or continuing to take any such action.

     1.01 Resignation or Removal of Administrative Agent. Subject to the appointment and acceptance of a successor Administrative Agent as provided below, the Administrative Agent may resign at any time by giving notice thereof to the Banks and the Company, and the Administrative Agent may be removed at any time with or without cause by the Majority Banks. Upon any such resignation or removal, the Majority Banks shall have the right to appoint a successor Administrative Agent. If no successor Administrative Agent shall have been so appointed by the Majority Banks and shall have accepted such appointment within 30 days after the retiring Administrative Agent's giving of notice of resignation or the Majority Banks' removal of the retiring Administrative Agent, then the retiring Administrative Agent may, on behalf of the Banks, appoint a successor Administrative Agent, that shall be a bank that has an office in New York, New York with a combined capital and surplus of at least $500,000,000. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. After any retiring Administrative Agent's resignation or removal hereunder as Administrative Agent, the provisions of this Section 10 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as the Administrative Agent.

     Section 2. Miscellaneous.

     Waiver. No failure on the part of the Administrative Agent, the Swingline Bank, or any Bank to exercise and no delay in exercising, and no course of dealing with respect to, any right, power or privilege under this Agreement or any Note shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or privilege under this Agreement or any Note preclude any other or future exercise thereof or the exercise of any right, power or privilege. The remedies provided herein are cumulative and not exclusive of any remedies provided by law.

     2.01 Notices. All notices, requests and other communications provided for herein (including, without limitation, any modifications of, or waivers, requests or consents under, this Agreement) shall be in writing and shall be delivered by hand or overnight courier service, mailed by certified or registered mail or sent by telecopy, or with respect to notices given pursuant to Section 2.03 hereof, by telephone, confirmed in writing by telecopier by the close of business on the day such notice is given, as follows:

     (a) if to the Company, to it at Engelhard Corporation, 101 Wood Avenue, Iselin, New Jersey 08830, Attention of Peter Rapin, Treasurer (Telecopy No.
(732)205-9847) with a copy to the General Counsel (Telecopy No. (732)548-7835);

     if to the Administrative Agent, to The Chase Manhattan Bank, Agent Bank Services Group, 270 Park Avenue, New York, New York 10017, Attention: Loan Agency (a) Group (Telecopy No. (212)552-7253), with a copy to The Chase Manhattan Bank, One Chase Manhattan Plaza, 8th Floor, New York, New York 10081,
Attention: Maxeen Pinnock (Telecopy No. (212)552-7490);

     (a) if to the Arranger, to JPMorgan Securities Inc., 270 Park Avenue, 5th Floor, New York, New York 10017, Attention: Thomas Kuhn (Telecopy
No.(212)270-1063);

     (b) if to any other Bank (including the Documentation Agents or the Syndication Agent), to it at its address (or telecopy number) set forth in its Administrative Questionnaire.

     Any party hereto may change its address or telecopy number for notices and other communications hereunder by notice to the other parties hereto. Except as otherwise provided in this Agreement, all notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt.

     1.02 Indemnification, Expenses, Etc. (a) The Company will indemnify each Bank, the Administrative Agent, the Arranger, the Issuing Banks and the Swingline Bank and each Related Party (collectively, the "Named Persons") and hold such Named Persons harmless against any losses and related reasonable out-of-pocket expenses incurred by each such Named Person (i) in the enforcement or protection of its rights in connection with this Agreement, with the Loans made or the Notes or Letters of Credit issued hereunder, (ii) as a result of any transaction, action or failure to act arising from the foregoing, including, but not limited to, the reasonable fees and disbursements of counsel to such Named Persons, and (iii) with respect to any action which may be instituted by any Person against such Named Persons, (x) as a direct result of the execution and delivery of this Agreement or, (y) with respect to the Loans made or Letters of Credit issued hereunder, provided that with respect to each of the indemnities provided for in this subsection (a), such indemnities shall not, as to any Named Person, be available to the extent that such losses or related expenses are determined by a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of such Named Person.

     (b) The Company agrees that it shall indemnify each Named Person from and hold each of them harmless against any documentary taxes, assessments or charges made by any governmental authority by reason of the execution and delivery of this Agreement or the Notes or the issuance of, or performance of any Bank's (including, without limitation, any Issuing Bank's) obligations with respect to, any Letter of Credit. The obligations of the Company under this Section shall survive the termination of this Agreement, the payment of the Notes and the expiration or termination of all Letters of Credit.

     (c) The Company shall indemnify each Named Person, and hold each Named Person harmless from, any and all losses, damages, liabilities and reasonable related expenses, including the fees, charges and disbursements of any counsel for any Named Person, incurred by any Named Person arising out of or as a result of any claims pursuant to any Environmental Laws regarding (a) any actual or alleged presence or release of Hazardous Materials on or from any property owned or operated by the Company or any of its Subsidiaries, or (b) any Environmental Liability, except to the extent attributable to actions of any Named Person.

     (d)(i) If after any Named Person(s) shall have made a claim for indemnification hereunder and the Company shall have failed to agree to defend or settle the claim to which such claim for indemnification relates (a "Third-Party Claim") within fifteen (15) Business Days (the "Notice Period"), such Named Person(s) may defend or settle the Third-Party Claim as it or they deem appropriate without prejudice to any of their above rights to indemnity from the Company, and with no further obligation to inform the Company of the status of the Third-Party Claim and no right of the Company to approve or disapprove any actions taken in connection therewith by the Named Person(s). Notwithstanding the foregoing, in the event that the Company fails to agree to defend or settle a Third-Party Claim on behalf of the Named Person(s) within the Notice Period, the amount of any indemnity due hereunder shall bear interest calculated at the Base Rate, from the date upon which the Named Person(s) are required to make any payment(s) with respect to the Third-Party Claim and any related costs and expenses as provided herein, to the date of the Company's payment to the Named Person(s) as required hereby, calculated upon the actual number of days elapsed over a 365-day year.

     (ii) If the Company agrees to defend or settle a Third-Party Claim on behalf of any Named Person(s) hereunder, it shall so notify the Named Person(s) within the Notice Period and elect either (a) to undertake the defense or settle such Third-Party Claim with counsel selected by the Company and approved by the Named Person(s), which approval shall not be unreasonably withheld, and the provisions of subclause (iii) of this Section 11.03(d) shall be applicable thereto, or (b) to instruct the Named Person(s) to defend or settle such Third-Party Claim, in which event the Named Person(s) may defend or settle the Third-Party Claim as it or they deem appropriate without prejudice to any of their above rights to indemnity from the Company, provided that, the Company shall not be liable under this Section 11.03(d)(ii) to indemnify any Named Party in respect of any settlement effected without its consent, such consent not to be unreasonably withheld.

     (iii) If the Company undertakes the defense or settlement of such Third-Party Claim, the Named Person(s) shall be entitled, at their own expense, to participate in such defense or settlement negotiation. If the Company undertakes such defense or settlement of a Third-Party Claim on behalf of the Named Person(s), no compromise or settlement of such Third-Party Claim shall be made by any Named Person without the prior written consent of the Company. In addition, no compromise or settlement of any Third-Party Claim shall be made by the Company without the prior written consent of the Named Person(s), such consent not to be unreasonably withheld, provided, that in the event that a Named Person shall not consent to such compromise or settlement (in connection with which the Company shall have agreed to indemnify such Named Person in full in respect of such compromise or settlement pursuant to the terms of this
Section 11.03), the amount of indemnification to which such Named Person(s) is entitled pursuant to this Section 11.03(d)(iii) shall be limited to the amount of such proposed settlement, plus all applicable out-of-pocket costs and expenses up to the date of the proposal of such settlement.

     (iv) Notwithstanding the foregoing provisions of this subsection (d), in the event that the Company agrees to undertake the defense of or settlement of any Third-Party Claim, the Company agrees that its indemnity obligations hereunder shall include the payment of the reasonable fees and disbursements of separate counsel to the Named Person(s) if (x) in such Named Person(s)'s reasonable judgment and in the good faith judgment of its separate legal counsel, the use of counsel chosen by the Company would present such counsel with a conflict of interest; or (y) the Company shall authorize such Named Person(s) to employ separate counsel at the Company's expense, (it being agreed that the Company shall not, under any of the circumstances described in clauses
(x) or (y) above, have the right to direct the defense of such action or proceeding on behalf of the Named Person(s)).

     (v) Notwithstanding any other provision of this subsection (d) (but without affecting the limitation of the Company's liability set forth in subsection
(iii) of this Section 11.03(d)), (x) the Company shall not, without the prior written consent of the relevant Named Person(s) agree to any settlement of any claim, litigation or proceeding in respect of which indemnity shall be sought hereunder if such settlement contains an admission of wrongdoing by such Named Person or if all claimants shall not have executed a full release in favor of such Named Person, and (y) each Named Person shall, subject to its reasonable business needs, use reasonable efforts to minimize the indemnification sought from the Company under this Section 11.03.

     1.01 Amendments, Etc. Except as otherwise expressly provided in this Agreement, any provision of this Agreement may be modified or supplemented only by an instrument in writing signed by the Company and the Majority Banks, or by the Company and the Administrative Agent acting with the consent of the Majority Banks, and, if the rights or obligations hereunder of the Swingline Bank are affected thereby, the Swingline Bank, and any provision of this Agreement may be waived by the Majority Banks or by the Administrative Agent acting with the consent of the Majority Banks and, if the rights or obligations hereunder of the Swingline Bank are affected thereby, the Swingline Bank; provided that (a) no modification, supplement or waiver shall, unless by an instrument signed by all of the Banks affected or by the Administrative Agent acting with the consent of all of the Banks affected: (i) increase, or extend the term of the Commitments, or extend the time or waive any requirement for the reduction or termination of the Commitments, (ii) extend the date fixed for the payment of principal of or interest on any Loan, the reimbursement of any LC Disbursement, or the payment of any fee hereunder, (iii) reduce the amount of any such payment of principal or reimbursement of any LC Disbursement, (iv) reduce the rate at which interest is payable thereon or any fee is payable hereunder, (v) alter the manner in which payments or prepayments of principal, interest, reimbursements of any LC Disbursement or other amounts hereunder shall be applied as between the Banks or Types or Classes of Loans, (vi) alter the terms of Section 4.02 or 4.07(a) hereof or of this Section 11.04, (vii) modify the definition of the term "Majority Banks" or modify in any other manner the number or percentage of the Banks required to make any determinations or waive any rights hereunder or to modify any provision hereof, or (viii) waive any of the conditions precedent set forth in Section 6.01 hereof; (b) if at the time any Swingline Loans shall be outstanding, no modification, supplement or waiver with respect to any provision of Sections 8 or 9 hereof shall be effective without the concurrence of the Swingline Bank; and (c) any modification or supplement of Sections 4.06 or 10 hereof, or of any of the rights or duties of the Administrative Agent hereunder, shall require the consent of the Administrative Agent.

     1.02 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns (including any Affiliate of any Issuing Bank that issues any Letters of Credit).

     Notwithstanding anything to the contrary contained herein, any Bank (a "Granting Lender") may grant to a special purpose funding vehicle (an "SPC") the option to fund all or any part of any Loan that such Granting Lender would otherwise be obligated to fund pursuant to this Agreement; provided that
(i) nothing herein shall constitute a commitment by any SPC to fund any Loan, and (ii) if an SPC elects not to exercise such option or otherwise fails to fund all or any part of such Loan, the Granting Lender shall be obligated to fund such Loan pursuant to the terms hereof. The Granting Lender shall provide the Administrative Agent and the Company reasonable advance notice prior to the granting of an option to an SPC. The funding of a Loan by an SPC hereunder shall utilize the Commitment of the Granting Lender to the same extent, and as if, such Loan were funded by such Granting Lender. Each party hereto hereby agrees that a Granting Lender shall remain liable for any indemnity or payment under this Agreement for which a Granting Lender would otherwise be liable hereunder to the extent the granting Lender provides such indemnity or makes such payment. Notwithstanding anything to the contrary contained in this Agreement, any SPC may disclose on a confidential basis its funding of Loans to any rating agency, commercial paper dealer or provider of any surety or guarantee to such SPC. The grant of an option pursuant to this Section shall not be deemed an assignment or a participation pursuant to Section 11.06 and shall not reduce the Commitment of the Granting Lender. This Section 11.05 may not be amended without the prior written consent of each Granting Lender, all or any part of whose Loan is being funded by an SPC at the time of such amendment.

     1.01 Assignments and Participations.

     (a) The Company may not assign any of its rights or obligations hereunder or under the Notes or with respect to any Letters of Credit without the prior consent of all of the Banks and the Administrative Agent and the Swingline Bank.

     (b) Each Bank may assign any of its Loans, its Notes, if any, its LC Exposure and its LC Obligations, and its Commitment (but only with the consent of the Company (unless an Event of Default referred to in clause (b) of Section 9 hereof shall have occurred and be continuing, the Administrative Agent and the Swingline Bank, each of which consents will not be unreasonably withheld); provided that

     (i) no such consent by the Company, the Administrative Agent or the Swingline Bank shall be required in the case of any assignment to another Bank or an Affiliate of a Bank, and only the consent of the Company shall be required in the case of any assignment to a Lender Affiliate, such consent not to be unreasonably withheld;

     (ii) except to the extent the Company and the Administrative Agent shall otherwise consent, any such partial assignment (other than to another Bank) shall be in an amount at least equal to $10,000,000;

     (iii) each such assignment by a Bank of its Syndicated Loans, Syndicated Note, if any, Commitment and LC Exposure shall be made in such manner so that the same portion of its Syndicated Loans, Syndicated Note, if any, Commitment and LC Exposure is assigned to the respective assignee;

     (iv) the assignee and assignor shall deliver to the Administrative Agent for its acceptance an Assignment and Acceptance for each such assignment; and

     (i) each assignee, if it shall not be a Bank, shall deliver to the Administrative Agent an Administrative Questionnaire.

     Upon execution and delivery by the assignor and the assignee to the Administrative Agent of such Assignment and Acceptance, and upon consent thereto by the Company and the Administrative Agent to the extent required above, the assignee shall have, to the extent of such assignment (unless otherwise consented to by the Company and the Administrative Agent), the obligations, rights and benefits of a Bank hereunder holding the Commitment, Loans and LC Exposure (or portions thereof) assigned to it and specified in such Assignment and Acceptance (in addition to the Commitment, Loans and LC Exposure, if any, theretofore held by such assignee) and the assigning Bank shall, to the extent of such assignment, be released from the Commitment (or portion thereof) so assigned. Upon each such assignment the assigning Bank shall pay the Administrative Agent an assignment fee of $3,000.

     (b) A Bank may sell or agree to sell to one or more other Persons (each a "Participant") a participation in all or any part of any Loans held by it, or in its Commitment, provided that such Participant shall not have any rights or obligations under this Agreement, any Note or any Letter of Credit (the Participant's rights against such Bank in respect of such participation to be those set forth in the agreements executed by such Bank in favor of the Participant). All amounts payable by the Company to any Bank under Section 5 hereof in respect of Loans held by it, its Commitment and LC Exposure, shall be determined as if such Bank had not sold or agreed to sell any participations in such Loans, Commitment and LC Exposure, and as if such Bank were funding each of such Loans, Commitment and LC Exposure in the same way that it is funding the portion of such Loans, Commitment and LC Exposure in which no participations have been sold. In no event shall a Bank that sells a participation agree with the Participant to take or refrain from taking any action hereunder except that such Bank may agree with the Participant that it will not, without the consent of the Participant, agree to (i) increase or extend the term of such Bank's Commitment, or extend the time or waive any requirement for the reduction or termination, of such Bank's Commitment, (ii) extend the date fixed for the payment of principal of or interest on the related Loan or Loans, the reimbursement of any LC Disbursement or any portion of any fee hereunder payable to the Participant, (iii) reduce the amount of any such payment of principal or
(iv) reduce the rate at which interest is payable thereon, or any fee hereunder payable to the Participant, to a level below the rate at which the Participant is entitled to receive such interest or fee.

     (c) In addition to the assignments and participations permitted under the foregoing provisions of this Section 11.06, any Bank may (without notice to the Company, the Administrative Agent or any other Bank and without payment of any fee) (i) assign and pledge all or any portion of its Loans, its Notes and its LC Exposure, if any, to any Federal Reserve Bank as collateral security pursuant to Regulation A and any Operating Circular issued by such Federal Reserve Bank and
(ii) assign all or any portion of its rights under this Agreement, its Loans, its Notes and its LC Exposure, and its LC Obligations, if any, to an Affiliate. No such assignment shall release the assigning Bank from its obligations hereunder.

     A Bank or the Swingline Bank may furnish any information concerning the Company or any of its Subsidiaries in the possession of such Bank from time to time to assignees (a) and participants (including prospective assignees and participants), subject, however, to the provisions of Section 11.12(b) hereof.

     (a) Anything in this Section 11.06 to the contrary notwithstanding, neither any Bank nor the Swingline Bank may assign or participate any interest in any Loan held by it hereunder or its LC Exposure to the Company or any of its Affiliates or Subsidiaries without the prior consent of each Bank.

     (b) The Swingline Bank may not (except as provided in Section 2.04 hereof) assign or sell Participations in all or any part of its Swingline Loans, its Swingline Note, if one, or its Swingline Commitment; provided that the Swingline Bank may assign to another Bank all of its obligations, rights and benefits in respect of its Swingline Loans and its Swingline Commitment (but only with the consent of the Company which consent will not be unreasonably withheld). Upon the effectiveness of any such assignment, the assignee shall have the obligations, rights and benefits of the Swingline Bank hereunder holding the Swingline Commitment and Swingline Loans assigned to it, and the assigning Swingline Bank shall be released from its Swingline Commitment so assigned.

     1.02 Survival. The obligations of the Company under Sections 5.01, 5.04 and
11.03 hereof, and the obligations of the Banks under Sections 10.05 and 11.12 hereof, shall survive the repayment of the Loans, the termination of the Commitments, the expiration or termination of all Letters of Credit and, in the case of any Bank that may assign any interest in its Commitment, Loans, LC Exposure or LC Obligations hereunder, shall survive the making of such assignment, notwithstanding that such assigning Bank may cease to be a "Bank" hereunder. In addition, each representation and warranty made, or deemed to be made by a notice of any Loan, or by the issuance, amendment, renewal or extension of any Letter of Credit herein or pursuant hereto shall survive the making of such representation and warranty, and no Bank shall be deemed to have waived, by reason of making any Loan, or by the issuance, amendment, renewal or extension of any Letter of Credit, any Default that may arise by reason of such representation or warranty proving to have been false or misleading when made or deemed to be made, notwithstanding that such Bank, the Swingline Bank or the Administrative Agent may have had notice or knowledge or reason to believe that such representation or warranty was false or misleading at the time such Loan was made or such Letter of Credit was issued, amended, renewed or extended, as the case may be.

     1.03 Captions. The table of contents and captions and section headings appearing herein are included solely for convenience of reference and are not intended to affect the interpretation of any provision of this Agreement.

     1.04 Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Agreement by signing any such counterpart.

     Governing Law; Submission to Jurisdiction. This Agreement and the Notes shall be governed by, and construed in accordance with, the law of the State of New York. The Company hereby submits to the nonexclusive jurisdiction of the United States District Court for the Southern District of New York and of any New York state court sitting in New York County for the purposes of all legal proceedings arising out of or relating to this Agreement or the transactions contemplated hereby. The Company hereby irrevocably waives, to the fullest extent permitted by applicable law, any objection that it may now or hereafter have to the laying of the venue of any such proceeding brought in such a court and any claim that any such proceeding brought in such a court has been brought in an inconvenient forum.

     1.01 Waiver of Jury Trial. EACH OF THE COMPANY, THE ADMINISTRATIVE AGENT, THE SWINGLINE BANK, THE ISSUING BANK, THE ARRANGER, THE DOCUMENTATION AGENTS, THE SYNDICATION AGENT, AND THE BANKS HEREBY IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT, THE NOTES, THE LETTERS OF CREDIT OR THE TRANSACTIONS CONTEMPLATED HEREBY.

     1.02 Treatment of Certain Information; Confidentiality.

     (a) The Company acknowledges that from time to time financial advisory, investment banking and other services may be offered or provided to the Company or one or more of its Subsidiaries (in connection with this Agreement or otherwise) by any Bank or by one or more Subsidiaries or Affiliates of such Bank and the Company hereby authorizes each Bank and the Swingline Bank to share any information delivered to such Bank by the Company and its Subsidiaries pursuant to this Agreement, or in connection with the decision of such Bank or the Swingline Bank to enter into this Agreement, with any such Subsidiary or Affiliate, it being understood that any such Subsidiary or Affiliate receiving such information shall be bound by the provisions of paragraph (b) below as if it were a Bank hereunder. Such authorization shall survive the repayment of the Loans and the termination of the Commitments.

     Each of the Banks, the Swingline Bank and the Administrative Agent agrees (on behalf of itself and each of its Affiliates, directors, officers, employees and representatives) to use reasonable precautions to keep confidential, in accordance with its customary procedures for handling confidential information of the same nature and in accordance with safe and sound banking practices, any non-public information supplied to it by the Company pursuant to this Agreement that is identified by the Company as being confidential; provided that nothing herein shall limit the disclosure of any such information (i) after such information shall have become public (other than through a violation of this Section 11.12), (ii) to the extent required by statute, rule, regulation or judicial process, (iii) to counsel for any of the Banks, the Swingline Bank or the Administrative Agent, (iv) to bank examiners (or any other regulatory authority having jurisdiction over any Bank, the Swingline Bank or the Administrative Agent), or to auditors or accountants, (v) to the Administrative Agent, the Swingline Bank or any other Bank (or to the Arranger), (vi) in connection with any litigation to which any one or more of the Banks, the Swingline Bank or the Administrative Agent is a party, or in connection with the enforcement of rights or remedies hereunder, (vii) to a Subsidiary or Affiliate of such Bank as provided in paragraph (a) above or (viii) to any assignee or participant (or prospective assignee or participant) so long as such assignee or participant (or prospective assignee or participant) first executes and delivers to the respective Bank a Confidentiality Agreement; provided (a) further, that in no event shall any Bank or the Administrative Agent be obligated or required to return any materials furnished by the Company. The obligations of any assignee that has executed a Confidentiality Agreement shall be superseded by this Section 11.12 upon the date upon which such assignee becomes a Bank hereunder pursuant to Section 11.06(b) hereof.

     1.01 The Syndication Agent, Arranger and Documentation Agents. Except as expressly set forth herein, the Syndication Agent, the Arranger and the Documentation Agents shall have (x) no obligations hereunder other than (in the case of the Syndication Agent and the Documentation Agents) those of a Bank, and
(y) no liability to the Banks hereunder.

     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.


           ENGELHARD CORPORATION

           By /s/ Peter R. Rapin
                  Title: Treasurer

           THE CHASE MANHATTAN BANK
           as Administrative Agent

           By /s/ Gary L. Spevack
                  Title: Vice President

           JPMORGAN SECURITIES INC.,
           as Lead Arranger and Book Manager

           By /s/ William B. Murray
                  Title: MD

           BANK OF TOKYO-MITSUBISHI TRUST COMPANY,
           as Documentation Agent

            By /s/ William J. Derasmo
                  Title: Vice President

           WACHOVIA BANK, N.A.,
           as Documentation Agent

           By /s/ Robert Wilson
                  Title: Vice President

           COMMERZBANK, AG-NEW YORK AND
           GRAND CAYMAN BRANCHES,
           as Syndication Agent

            By /s/ signature illegible
                   Title: Senior Vice President

            By /s/ signature illegible
                   Title: Vice President

           BANK OF AMERICA, N.A.
           as Managing Agent

           By /s/ Wendy J. Gorman
                  Title: Principal

           CITIBANK, N.A.,
           as Managing Agent

           By /s/ Diane L. Pockaj
                  Title: Vice President

           MELLON BANK, N.A.,
           as Managing Agent

           By /s/ signature illegible
                  Title: Vice President

          ABN AMRO BANK, N.V.,
           as Participant and as a Bank

           By /s/ signature illegible
                  Title: Group Vice President

           By /s/ signature illegible
                  Title: Vice President

           THE BANK OF NEW YORK,
           as Participant and as a Bank

           By /s/ Ernest Fung
                  Title: Vice President

           THE BANK OF NOVA SCOTIA,
            as Participant and as a Bank

           By /s/ Brian S. Allen
                  Title: Managing Director

           FLEET NATIONAL BANK,
           as Participant and as a Bank

           By /s/ Miguel J. Medida
                  Title: Managing Director

           BANK ONE, N.A. (Main Office-Chicago),
           as Participant and as a Bank

           By /s/ Mahua G. Thakurta
                  Title: Commercial Banking Officer

           BANK OF CHINA,
           as Participant and as a Bank

           By /s/ signature illegible
                  Title: General Manager, USA Branches

           NORDDEUTSCHE LANDESBANK,
           as Participant and as a Bank

           By /s/ Stephen K. Hunter
                  Title: Senior Vice President

           By /s/ Josef Haas
                  Title: Vice President

           THE FUJI BANK, LIMITED,
           as Participant and as a Bank

           By /s/ Raymond Ventura
                  Title: Senior Vice President

           ING BANK N.V.,
           as Participant and as a Bank

           By /s/ signature illegible
                  Title: Director

           By /s/ signature illegible
                  Title: Manager

           ALLFIRST BANK,
           as Participant and as a Bank

           By /s/ signature illegible
                  Title: Vice President

           BANCA POPOLARE DI MILANO,
           as Participant and as a Bank

           By /s/ Esperanza Quintero
                  Title: First Vice President

           By /s/ Patrick F. Dillon
                  Title: Vice President, Chief Credit Officer

           SUMITOMO MITSUI BANKING CORPORATION,
           as Participant and as a Bank

           By /s/ Edward D. Henderson, Jr.
                  Title: Senior Vice President

           WESTDEUTSCHE LANDESBANK GIROZENTRALE,
           NEW YORK BRANCH,
           as Participant and as a Bank

           By /s/ Barry S. Wadler
                  Title: Associate Director

           By /s/ Lisa Walker
                  Title: Associate Director

           INTESABCI, NEW YORK BRANCH,
           as Participant and as a Bank

           By /s/ Frank Maffei
                  Title: Vice President

           By /s/ E. Bermant
                  Title: FVP/Deputy Manager

           SUNTRUST BANK,
           as Participant and as a Bank

           By /s/ W. David Wisdom
                  Title: Vice President

                                   EXHIBIT 12

              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
              -----------------------------------------------------

EXHIBIT 12

                              ENGELHARD CORPORATION
              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                             (Dollars in Thousands)

                                                                         Years Ended December 31,
                                                   ----------------------------------------------------------------
                                                      2001           2000          1999       1998            1997
                                                      ----           ----          ----       ----            ----

Earnings from continuing operations
 before provision for income taxes                 $305,224       $245,687      $284,118     $260,563       $ 85,812

Add/(deduct)

   Portion of rents representative
   of the interest factor                             8,400          8,800         7,000        3,500          3,000

   Interest on indebtedness                          43,994         62,649        56,555       58,887         52,776

   Equity dividends                                   4,158          4,363         2,431        2,022          3,803

   Equity in (earnings) losses of affiliates        (29,095)       (24,187)      (16,266)     (10,077)        47,833
                                                   ---------      ---------     --------     --------       ---------

   Earnings, as adjusted                           $332,681       $297,312      $333,838     $314,895       $193,224
                                                   =========      =========     ========     ========       =========


Fixed Charges

   Portion of rents representative
   of the interest factor                            $8,400         $8,800        $7,000       $3,500         $3,000

   Interest on indebtedness                          43,994         62,649        56,555       58,887         52,776

   Capitalized interest                               3,000          3,880         2,580        1,897            651
                                                    --------       --------      -------      -------        -------

   Fixed charges                                    $55,394        $75,329       $66,135      $64,284        $56,427
                                                    ========       ========      =======      =======        =======


Ratio of Earnings to Fixed Charges                     6.01           3.95(A)       5.05         4.90           3.42(B)
                                                    ========       ========      =======      =======        =======



     (A) Earnings in 2000 were negatively impacted by pre-tax special and other charges of $134.2 million for a variety of events (See Note 5, "Special and Other Charges" for further detail). Excluding these charges, the ratio of earnings to fixed charges would have been 5.73.

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



                                   EXHIBIT 21:

                         SUBSIDIARIES OF THE REGISTRANT
                         ------------------------------

                         Subsidiaries of the Registrant
                         ------------------------------

                                                      Jurisdiction Under Which
Name of Subsidiary/Affiliate                          Incorporated or Organized
----------------------------                          -------------------------

Engelhard Industries De Argentina SA                        Argentina
Engelhard Belgium BVBA                                      Belgium
Engelhard Industries S.A.                                   Belgium
Engelhard Do Brasil Industria E Commercio LTDA              Brazil
Engelhard Canada, Ltd.                                      Canada
Engelhard Industries International, Ltd.                    Canada
Mearl Company Ltd.                                          Canada
Shanghai Engelhard Sinopec Environmental Technologies Ltd   China
Engelhard (Shanghai) Co. Ltd.                               China
Engelhard Industries A/S                                    Denmark
Engelhard Industries OY                                     Finland
Engelhard Pigments OY                                       Finland
Engelhard-CLAL SAS                                          France
Engelhard S.A.                                              France
Mearl International France S.A.R.L.                         France
Engelhard Holdings GmbH                                     Germany
Engelhard Process Chemicals GmbH                            Germany
Engelhard Technologies GmbH                                 Germany
Engelhard Asia Pacific (China) Ltd.                         Hong Kong
Engelhard Industries (Asia) Limited                         Hong Kong
Engelhard Asia Pacific Mauritius Limited                    India
Engelhard Asia Pacific Enterprises India Private Limited    India
Engelhard Highland Private Limited                          India
Engelhard Environmental Systems India Ltd                   India
Engelhard Italiana S.P.A.                                   Italy
Engelhard Metals Japan, Ltd.                                Japan
NE Chemcat Corporation                                      Japan
Engelhard Asia Pacific (Korea) Ltd.                         Korea
Enelhard Mexicana S.A. de C.V.                              Mexico
Engelhard Industries De Mexico S.A.                         Mexico
Engelhard Demeern, B.V.                                     The Netherlands
Engelhard Investment Europe B.V.                            The Netherlands
Engelhard Netherlands, B.V.                                 The Netherlands
Engelhard Pigments and Additives Europe, B.V.               The Netherlands
Engelhard Terneuzen, B.V.                                   The Netherlands
Engelhard Peru S.A.                                         Peru
Engelhard South Africa Proprietary, Ltd.                    South Africa
Heesung-Engelhard                                           South Korea
Catalyst Center - Tarragona, S.L.                           Spain
Engelhard Arganda SL                                        Spain
ECT Environmental Technologies AB                           Sweden
Engelhard Metals A.G.                                       Switzerland
Engelhard Chemcat (Thailand) Ltd.                           Thailand
Mearl International Turkey                                  Turkey
Dnipro Kaolin                                               Ukraine
Engelhard Europe Finance Limited                            United Kingdom
Engelhard International, Ltd.                               United Kingdom
Engelhard Limited                                           United Kingdom

                         Subsidiaries of the Registrant
                         ------------------------------

                                                      Jurisdiction Under Which
Name of Subsidiary/Affiliate                          Incorporated or Organized
----------------------------                          -------------------------

Engelhard Metals, Ltd.                                      United Kingdom
Engelhard Pension Trustees Limited                          United Kingdom
Engelhard Sales, Ltd.                                       United Kingdom
Engelhard Technologies, Ltd.                                United Kingdom
Engelhard Trustee Co. Ltd.                                  United Kingdom
The Sheffield Smelting Co., Ltd.                            United Kingdom
Engelhard Export Corporation                                U.S. Virgin Islands
Corporacion Engelhard De Venezuela CA                       Venezuela
Engelhard West, Inc.                                        California
EC Delaware Incorporated                                    Delaware
Engelhard Asia Pacific, Inc.                                Delaware
Engelhard C Cubed Corporation                               Delaware
Engelhard DT, Inc.                                          Delaware
Engelhard EM Holding Company                                Delaware
Engelhard Energy Corporation                                Delaware
Engelhard Equity Corporation                                Delaware
Engelhard Financial Corporation                             Delaware
Engelhard MC, Inc.                                          Delaware
Engelhard Metal Plating Inc.                                Delaware
Engelhard Pollution Control, Inc.                           Delaware
Engelhard Power Marketing, Inc.                             Delaware
Engelhard Strategic Investments Incorporated                Delaware
Engelhard Supply Corporation                                Delaware
Mustang Property Corporation                                Delaware
Harshaw Chemical Company                                    New Jersey
Engelhard Metals Holding Corp.                              California
Mearl, LLC                                                  Delaware
Engelhard-CLAL, L.P.                                        Delaware
Engelhard Hexcore, L.P.                                     Delaware
Tickford Engelhard LLC                                      Michigan
Engelhard PM, L.P.                                          Delaware



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

                                   EXHIBIT 23:

                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




     As independent public accountants, we hereby consent to the incorporation by reference in this Form 10-K of our report dated January 31, 2002 included in the following Registration Statement File Numbers:

      1.   Form S-3 of Engelhard Corporation and Subsidiaries
           (File No. 333-59719).
      2. Form S-8 of Engelhard Corporation and Subsidiaries (File Nos. 2-72830, 2-81559, 2-84477, 2-89747,
           33-28540, 33-37724, 33-40365, 33-40338, 33-43934,
           33-65990, 333-02643, 333-71439, 333-39570 and
           333-71856).





/s/Arthur Andersen LLP
----------------------
Arthur Andersen LLP
New York, New York
March 21, 2002

                                   EXHIBIT 24:


                               POWERS OF ATTORNEY
                               ------------------

                              ENGELHARD CORPORATION

                                    Form 10-K

                                Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 16, 2002.




                                             /s/ Marion H. Antonini
                                         --------------------------------
                                                 Marion H. Antonini

                              ENGELHARD CORPORATION

                                    Form 10-K

                                Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 16, 2002.





                                               /s/ James V. Napier
                                          ------------------------------
                                                   James V. Napier

                              ENGELHARD CORPORATION

                                    Form 10-K

                                Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 16, 2002.




                                               /s/ Norma T. Pace
                                         --------------------------------
                                                   Norma T. Pace

                              ENGELHARD CORPORATION

                                    Form 10-K

                                Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 18, 2002.




                                             /s/ Orin R. Smith
                                        ---------------------------------
                                                 Orin R. Smith

                              ENGELHARD CORPORATION

                                    Form 10-K

                                Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 20, 2002.




                                               /s/ Reuben F. Richards
                                         --------------------------------
                                                   Reuben F. Richards

                              ENGELHARD CORPORATION

                                    Form 10-K

                                Power of Attorney

     WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

     IN WITNESS WHEREOF, the undersigned has executed this instrument on March 19, 2002.



                                              /s/ Douglas G. Watson
                                        ---------------------------------
                                                  Douglas G. Watson

                                  EXHIBIT (99)

                          Letter regarding independent
                               public accountants
                          ----------------------------

March 21, 2002

Securities and Exchange Commission
Washington, DC

To Whom It May Concern:

     Please be advised that Arthur Andersen LLP has audited the consolidated financial statements of Engelhard Corporation and subsidiaries as of December 31, 2001 and for the year then ended and issued its report thereon dated January 31, 2002. Arthur Andersen LLP has represented to Engelhard Corporation that this audit was subject to its quality control system for the U.S. accounting and auditing practice to provide reasonable assurance that the engagement was conducted in compliance with professional standards, that there was appropriate continuity of Arthur Andersen LLP personnel working on the audit, availability of national office consultation, and availability of personnel at foreign affiliates of Arthur Andersen LLP to conduct the relevant portions of the audit.


Very truly yours,
ENGELHARD CORPORATION

By:/s/ Michael A. Sperduto
   -----------------------
       Michael A. Sperduto
       Vice President and
       Chief Financial Officer