Form 10-Q
period 2002-03-31
ENGELHARD CORP
filed 2002-05-01
CIK 352947

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                  ------------------------------------------------
                                    FORM 10-Q
           (Mark One)

            X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2002
                                       OR
           ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  ------------------------------------------------

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

                            Yes   X       No
                                 ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                        Outstanding at April 26, 2002
---------------------                        -----------------------------
    $1 par value                                      129,577,255

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              ENGELHARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (Thousands, except per share data)
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                    ------------------------
                                                        2002         2001
                                                    ----------    ----------

Net sales ......................................... $1,001,821    $1,611,317
Cost of sales .....................................    841,129     1,445,069
                                                    ----------    ----------

     Gross profit .................................    160,692       166,248

Selling, administrative and other expenses ........     87,611        87,579
                                                    ----------    ----------


     Operating earnings ...........................     73,081        78,669

Equity in earnings of affiliates ..................      3,662         5,453
Interest expense, net..............................     (6,920)      (14,343)
                                                    ----------    ----------

     Earnings before income taxes .................     69,823        69,779


Income tax expense ................................     17,456        21,980
                                                    ----------    ----------

     Net earnings ................................. $   52,367      $ 47,799
                                                    ==========    ==========

Basic earnings per share .......................... $     0.41      $   0.37
                                                    ==========    ==========

Diluted earnings per share ........................ $     0.40      $   0.37
                                                    ==========    ==========

Cash dividends paid per share ..................... $     0.10      $   0.10
                                                    ==========    ==========

Average number of shares outstanding - Basic ......    128,794       128,233
                                                    ==========   ===========

Average number of shares outstanding - Diluted ....    131,594       130,311
                                                    ==========   ===========

     See the Accompanying Notes to the Unaudited Condensed Consolidated
                            Financial Statements

                              ENGELHARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)




                                                      March 31,   December 31,
                                                        2002          2001
                                                    ------------  ------------

Cash .............................................    $   57,878    $   33,034
Receivables, net..................................       338,122       347,656
Committed metal positions ........................       474,567       569,109
Inventories ......................................       406,585       401,647
Other current assets .............................       143,466       142,301
                                                      ----------    ----------
       Total current assets ......................     1,420,618     1,493,747

Investments ......................................       207,454       213,467
Property, plant and equipment, net ...............       814,648       822,520
Goodwill .........................................       270,390       253,603
Other intangible and noncurrent assets............       185,554       212,212
                                                      ----------    ----------
       Total assets ..............................    $2,898,664    $2,995,549
                                                      ==========    ==========


Short-term borrowings ............................    $  378,892    $  389,051
Accounts payable .................................       158,180       252,319
Hedged metal obligations .........................       527,321       517,681
Other current liabilities ........................       322,822       341,749
                                                      ----------    ----------
       Total current liabilities .................     1,387,215     1,500,800

Long-term debt ...................................       236,923       237,853
Other noncurrent liabilities .....................       251,701       253,390
Shareholders' equity .............................     1,022,825     1,003,506
                                                      ----------    ----------
       Total liabilities and
         shareholders' equity ....................    $2,898,664    $2,995,549
                                                      ==========    ==========




     See the Accompanying Notes to the Unaudited Condensed Consolidated
                            Financial Statements

                              ENGELHARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                              2002       2001
                                                           ---------  ---------
Cash flows from operating activities
     Net earnings ......................................... $ 52,367   $ 47,799
     Adjustments to reconcile net earnings to net cash
     provided by/(used in) operating activities
          Depreciation and depletion ......................   25,572     22,895
          Amortization of intangible assets ...............      899      3,325
          Equity results, net of dividends ................   (3,662)    (5,453)
          Net change in assets and liabilities
               Metal related ..............................  (16,158)  (102,916)
               All other ..................................   14,540    (59,679)
                                                            --------  ---------
               Net cash provided by/(used in) operating
               activities..................................   73,558    (94,029)
                                                            --------  ---------
Cash flows from investing activities
     Capital expenditures .................................  (19,899)   (30,562)
     Proceeds from sale of investments.....................        -      3,400
     Acquisitions and other investments....................     (400)         -
                                                            --------  ---------
               Net cash used in investing activities ......  (20,299)   (27,162)
                                                            --------  ---------

Cash flows from financing activities
     Decrease in short-term borrowings.....................  (10,159)   (41,295)
     Increase in hedged metal obligations..................   12,217    148,277
     Repayment of long-term debt...........................      (80)    (8,810)
     Purchase of treasury stock............................  (45,063)    (6,396)
     Stock option plan transactions .......................   29,156     56,982
     Dividends paid .......................................  (12,988)   (13,005)
                                                            --------  ---------
               Net cash (used in)/provided by financing
               activities .................................  (26,917)   135,753

Effect of exchange rate changes on cash ...................   (1,498)    (4,510)
                                                            --------  ---------
               Net increase in cash........................   24,844     10,052
               Cash at beginning of year...................   33,034     33,534
                                                            --------  ---------

               Cash at end of period....................... $ 57,878   $ 43,586
                                                            ========  =========


     See the Accompanying Notes to the Unaudited Condensed Consolidated
                             Financial Statements

                              ENGELHARD CORPORATION
                          BUSINESS SEGMENT INFORMATION
                                   (Thousands)
                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                        2002          2001
                                                    ----------     ----------
Net Sales
     Environmental Technologies ..................  $  164,441     $  168,482
     Process Technologies ........................     115,445        135,714
     Appearance and Performance Technologies......     152,370        155,969
     Materials Services...........................     560,729      1,143,880
                                                    ----------     ----------
          Reportable segments ....................     992,985      1,604,045

     All Other ...................................       8,836          7,272
                                                    ----------     ----------

                                                    $1,001,821     $1,611,317
                                                    ==========     ==========

Operating Earnings
     Environmental Technologies ..................  $   39,662     $   42,426
     Process Technologies ........................      17,069         16,334
     Appearance and Performance Technologies......      15,130         10,104
     Materials Services...........................      10,178         21,172
                                                    ----------     ----------
          Reportable segments ....................      82,039         90,036


     All Other ...................................      (8,958)       (11,367)
                                                    ----------     ----------
                                                        73,081         78,669

Equity in earnings of affiliates .................       3,662          5,453
Interest expense, net ............................      (6,920)       (14,343)
                                                    ----------     ----------


          Earnings before income taxes ...........  $   69,823     $   69,779

Income tax expense ...............................      17,456         21,980
                                                    ----------     ----------

          Net earnings ...........................  $   52,367     $   47,799
                                                    ==========     ==========



     See the Accompanying Notes to the Unaudited Condensed Consolidated
                            Financial Statements

Notes to the Unaudited Condensed Consolidated Financial Statements
------------------------------------------------------------------

Note 1 - Basis of Presentation
------------------------------

     The unaudited condensed consolidated financial statements of Engelhard Corporation and subsidiaries (the "Company") contain all adjustments, which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report to Shareholders. Certain prior-year amounts have been reclassified to conform with the current-year presentation.

Note 2 - Inventories
--------------------

Inventories consist of the following (in thousands):

                                          March 31, 2002      December 31, 2001
                                          --------------      -----------------

Raw materials ...........................    $ 88,733             $ 91,994
Work in process .........................      68,705               67,175
Finished goods ..........................     228,755              221,916
Precious metals .........................      20,392               20,562
                                             --------             --------
     Total inventories ..................    $406,585             $401,647
                                             ========             ========

     The majority of the Company's physical metal is carried in committed metal positions with the remainder carried in inventory. All precious metals included in inventory are stated at LIFO cost. The market value of the precious metals inventories exceeded cost by $102.3 million and $111.1 million at March 31, 2002 and December 31, 2001, respectively.

Note 3 - Comprehensive Income
-----------------------------

Comprehensive income is summarized as follows (in thousands):

                                                         Three Months Ended
                                                              March 31,
                                                         ---------------------
                                                           2002         2001
                                                         --------     --------
Net earnings .........................................   $52,367      $47,799
Other comprehensive income/(loss):
     Foreign currency translation adjustments.........   (17,527)     (32,642)
     Cash flow hedge adjustment, net of tax...........     3,214          791
                                                         --------     --------
     Comprehensive income ............................   $38,054      $15,948
                                                         ========     ========

     No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. See Note 5 for details on the cash flow hedge adjustment.

Note 4 - Earnings Per Share
---------------------------

The following table represents the computation of basic and diluted earnings per share:

                                                  Three Months Ended
                                                       March 31,
                                                ----------------------
(in thousands, except per share data)             2002         2001
-------------------------------------           --------     --------

Basic EPS Computation
---------------------
Net earnings applicable to common shares        $ 52,367     $ 47,799
                                                --------     --------
Average number of shares outstanding-basic       128,794      128,233
                                                --------     --------
Basic earnings per share                        $   0.41     $   0.37
                                                ========     ========

Diluted EPS Computation
-----------------------
Net earnings applicable to common shares        $ 52,367     $ 47,799
                                                --------     --------
Average number of shares outstanding-basic       128,794      128,233
Effect of dilutive stock options
 and other incentives                              2,800        2,078
                                                --------     --------
Average number of shares outstanding-diluted     131,594      130,311
                                                --------     --------
Diluted earnings per share                      $   0.40     $   0.37
                                                ========     ========

Note 5 - Derivatives and Hedging
--------------------------------

     The Company reports all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in earnings or comprehensive income, depending on the designation of the derivative. Changes in the fair value of derivatives that are not designated as cash flow hedges are reported immediately in earnings.

     In order to manage in a manner consistent with historical processes, procedures and systems and to achieve operating economies, certain economic hedge transactions are not designated as hedges for accounting purposes. In those cases, which primarily relate to platinum group metals, the Company will continue to mark to market both the hedge instrument and the related position constituting the risk hedged, recognizing the net effect in current earnings.

     The Company documents all relationships between derivative hedging instruments and hedged items, as well as its risk-management objectives and strategy for entering into various hedge transactions. For the quarter ended March 31, 2002, there was no gain or loss recognized in earnings resulting from hedge ineffectiveness.

Foreign Exchange Contracts
--------------------------

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

     For the three-month period ended March 31, 2002 and 2001, the Company reported after-tax losses of less than $0.1 million and after-tax gains of $1.1 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as foreign exchange cash flow hedges. It is expected that the loss reported at March 31, 2002 will be reclassified into earnings within the next twelve months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of forecasted transactions not occurring. As of March 31, 2002, the maximum length of time over which the Company is hedging its exposure to movements in foreign exchange rates for forecasted transactions is nine months.

     A second group of forward contracts entered into to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities is not designated as hedging instruments for accounting purposes. Changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses arising from the related monetary assets and liabilities.


Commodity Contracts (Primarily Energy Related)
-----------------------------------------------

     The Company enters into contracts that are designated as cash flow hedges to protect a portion of its exposure to movements in certain commodity prices. The ultimate maturities of the contracts are timed to coincide with the expected purchase of these commodities.

     For the three-month period ended March 31, 2002 and 2001, the Company reported after-tax losses of $1.3 million and $0.3 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as cash flow commodity hedges. These losses primarily relate to derivatives designated as natural gas cash flow hedges. It is expected that the loss of $1.3 million will be reclassified into earnings within the next twelve months. As of March 31, 2002, the maximum length of time over which the Company is hedging its exposure to movements in commodity prices for forecasted transactions is nine months.

Note 6 - Goodwill and Other Intangible Assets
---------------------------------------------

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," for all acquisitions made after June 30, 2001. This statement requires that all business combinations be accounted for by the purchase method and that intangible assets be recognized apart from goodwill if they meet certain criteria. Adoption of this statement did not have a material effect on the Company's financial statements.

     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 addresses post-acquisition financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and other intangible assets that have indefinite useful lives will not be amortized, but rather will be tested for impairment based on the specific guidance of SFAS No. 142. The Company is currently evaluating its goodwill and other intangible assets that have indefinite useful lives. The first phase of this assessment will be completed by June 30, 2002.

     The following table sets forth the pro forma impact of applying the new non-amortization provisions of SFAS No. 142 on net income and earnings per share reported in the first quarter of 2001 (in thousands, except per-share amounts):

                                                      Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                        2002         2001
                                                   (as reported)  (pro forma)
Net Income                                           ---------     ---------
     Reported net income..........................   $  52,367     $  47,799
     Add back: Goodwill amortization, net of tax..           -         1,986
               Tradename amortization, net of tax.           -           156
                                                     ---------     ---------
     Adjusted net income.........................    $  52,367     $  49,941
                                                     =========     =========

Basic Earnings Per Share
     Reported basic earnings per share............   $    0.41     $    0.37
     Add back: Goodwill amortization, net of tax..           -          0.02
               Tradename amortization, net of tax.           -             -
                                                    ----------     ---------
     Adjusted basic earnings per share............   $    0.41     $    0.39
                                                    ==========     =========

Diluted Earnings Per Share
     Reported diluted earnings per share..........   $    0.40     $    0.37
     Add back: Goodwill amortization, net of tax..           -          0.01
               Tradename amortization, net of tax.           -             -
                                                     ----------    ---------
     Adjusted diluted earnings per share.........    $    0.40     $    0.38
                                                     ==========    =========

     The following information relates to acquired amortizable intangible assets (in thousands):


                                                    As of March 31, 2002             As of December 31, 2001
                                               -----------------------------      ----------------------------
                                               Gross Carrying   Accumulated       Gross Carrying  Accumulated
                                                   Amount       Amortization          Amount      Amortization
                                               -------------    ------------      -------------   ------------
Acquired Amortizable Intangible Assets
     Usage right............................   $      14,305    $      1,427      $      14,611   $      1,214
     Supply agreements......................          13,323           2,109             13,544          1,895
     Technology licenses....................           4,038           1,371              3,804          1,251
     Other (a)..............................           4,484           2,379             24,702          4,295
                                               -------------    ------------      -------------   ------------
     Total .................................   $      36,150    $      7,286      $      56,661   $      8,655
                                               =============    ============      =============   ============

Estimated Annual Amortization Expense:
--------------------------------------
     2002                        $   2,598
     2003                            2,584
     2004                            2,509
     2005                            2,458
     2006                            2,307

     The following table represents the changes in the carrying amount of goodwill for the quarter ended March 31, 2002 (in thousands):


                                                                            Appearance &
                                       Environmental        Process         Performance           All
                                       Technologies       Technologies      Technologies         Other            Total
                                       -------------      ------------      ------------      -----------      -----------
Balance as of January 1, 2002          $      12,333      $    108,172      $    132,274      $       824      $   253,603
Goodwill acquired during the year                800                 -                 -                -              800
Reclass of other intangible asset (a)              -                 -            18,346                -           18,346
Foreign currency translation adjustment         (171)              (10)             (106)               -             (287)
Purchase accounting adjustment                     -            (1,900)                -                -           (1,900)
Other                                           (172)                -                 -                -             (172)
                                       -------------      ------------      ------------      -----------      -----------
Balance as of March 31, 2002           $      12,790      $    106,262      $    150,514      $       824      $   270,390
                                       =============      ============      ============      ===========      ===========

(a) SFAS No. 141 provides that an intangible asset shall be recognized apart from goodwill if it arises from contractual or other legal rights or if it is separable from the acquired entity. In accordance with the transition provisions of the statement, the Company reviewed its intangible assets to determine if they met the new criteria. As a result, it was determined that an other intangible asset of $18.3 million did not meet the new criteria and should thus be recognized as goodwill upon adoption of SFAS No. 142.

Note 7 - Other Matters
----------------------

     In 1998, management learned that Engelhard and several other companies operating in Japan had been victims of a fraudulent scheme involving base-metal inventory held in third-party warehouses in Japan. The inventory loss was approximately $40 million in 1997 and $20 million in 1998. The Company is vigorously pursuing recovery, including litigation in several cases. The most significant case, a claim against one of Engelhard's insurance carriers, is now on trial in New Jersey Superior Court. In the first quarter of 1998, Engelhard recorded a receivable from the insurance carriers and third parties involved for approximately $20 million. This amount represented management's and counsel's best estimate of the minimum probable recovery from the various insurance policies and other parties involved in the fraudulent scheme. In 2001, the Company recovered $3.7 million, reducing the receivable discussed above to $16.3 million. The Company is scheduled to receive an additional $7.5 million in the second quarter of 2002 as the result of recently completed settlements. The Company continues to pursue recovery from insurance and other parties.

     The Company is involved in a value-added tax dispute in Peru. Management believes the Company was targeted by corrupt officials within a former Peruvian government. On December 2, 1999, Engelhard Peru, S.A., a wholly owned subsidiary, was denied refund claims of approximately $28 million. The Peruvian tax authority also determined that Engelhard Peru, S.A. is liable for approximately $63 million in refunds previously paid, fines and interest as of December 31, 1999. Interest and fines continue to accrue at rates established by Peruvian law. Engelhard Peru, S.A. is contesting these determinations vigorously, and management believes, based on consultation with counsel, that Engelhard Peru, S.A. is entitled to all refunds claimed and is not liable for these additional taxes, fines or interest. In late October 2000, a criminal proceeding alleging tax fraud and forgery related to this value-added tax dispute was initiated against two Lima-based officials of Engelhard Peru, S.A. Although Engelhard Peru, S.A. is not a defendant, it may be civilly liable in Peru if its representatives are found responsible for criminal conduct. Accordingly, Engelhard Peru, S.A. is assisting in the vigorous defense of this proceeding. Management believes the maximum economic exposure is limited to the aggregate value of all assets of Engelhard Peru, S.A., including unpaid refunds, which is approximately $30 million.

          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
-------   ---------------------------------------------

                              Results of Operations
                              ---------------------

Comparison of the First Quarter of 2002
with the First Quarter of 2001
---------------------------------------

     Net earnings increased 10% to $52.4 million in the first quarter of 2002 from $47.8 million in the same period of 2001. Operating earnings for the first quarter of 2002 decreased 7% to $73.1 million from $78.7 million in the same period of 2001. Lower operating earnings from two reportable segments -- Materials Services and Environmental Technologies -- were partially offset by higher operating earnings from Process Technologies and Appearance and Performance Technologies.

     The effective tax rate was 25.0% in the first quarter of 2002 compared with 31.5% in the same period of 2001. The decrease in the effective tax rate was primarily due to the recognition of foreign tax credits, the recognition of favorable tax variances from percentage depletion deductions and a shift in the geographic mix of earnings. The effective tax rate is expected to be approximately 25.0% for the remainder of the year.

     The Company's share of earnings from affiliates was $3.7 million for the first quarter of 2002 compared with $5.5 million for the same period in 2001. Lower equity earnings from Engelhard-CLAL, a 50%-owned precious-metal-fabrication joint venture were partially offset by higher equity earnings of Heesung Engelhard, a 49%-owned environmental catalyst joint venture in Korea.

     Net interest expense decreased 52% to $6.9 million in the first quarter of 2002 from $14.3 million for the same period of 2001. Lower net interest expense was due to decreased borrowings and lower short-term interest rates.

     Net sales decreased 38% to $1.0 billion in the first quarter of 2002 from $1.6 billion for the same period in 2001. Lower sales were primarily from decreased sales in the Materials Services segment as a result of lower platinum group metals prices and volumes.

Environmental Technologies
--------------------------

     Operating earnings decreased 7% to $39.7 million in the first quarter of 2002 from $42.4 million in the same period of 2001. Net sales for the first quarter of 2002 decreased 2% to $164.4 million from $168.5 million in the same period of 2001.

     The majority of this segment's sales and operating earnings are derived from technologies to control pollution from mobile sources, including gasoline and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles. Operating earnings from auto-emission catalysts decreased primarily from lower sales volumes and a less favorable vehicle platform mix. Sales volumes were adversely impacted by an estimated 4% decline in worldwide production of light-duty vehicles.

     Operating earnings were higher in the segment's non-automotive markets, primarily from increased sales volumes of emission-control systems for gas turbines used in peak-power-generation facilities and the reversal of an expense accrual that was no longer necessary. In the first quarter of 2002, the Company reduced its warranty accrual for the stationary-source, emission-control capital equipment business by $4.9 million ($3.0 million after tax or $0.02 per share on a diluted basis) as a result of improved catalyst technology. The reversal of this accrual was reported in cost of sales in the Company's "Condensed Consolidated Statements of Earnings."

Process Technologies
--------------------

     Operating earnings increased 4% to $17.1 million in the first quarter of 2002 from $16.3 million in the same period of 2001. Net sales for the first quarter of 2002 decreased 15% to $115.4 million from $135.7 million in the same period of 2001.

     Operating earnings were up as the benefits of lower energy costs and a favorable product mix were partially offset by lower sales volumes to chemical-production and petroleum-refining markets. Sales were negatively impacted by lower precious metal prices, which are passed through to chemical-production catalyst customers in Europe. Excluding the impact of these pass-through metal costs, sales would have decreased 12%.

Appearance and Performance Technologies
---------------------------------------

     Operating earnings increased 50% to $15.1 million in the first quarter of 2002 from $10.1 million in the same period of 2001. Net sales decreased 2% to $152.4 million for the first quarter of 2002 from $156.0 million in the same period of 2001.

     Operating earnings were up as the benefit from the redeployment of assets in 2001, improved productivity and lower operating costs were partially offset by lower sales volumes. Sales decreased as lower volumes to the paper and automotive finish markets were partially offset by higher volumes to the coatings market.

Materials Services
------------------

     Operating earnings declined 52% to $10.2 million in the first quarter of 2002 from $21.2 million in the same period of 2001. Net sales for the first quarter of 2002 decreased 51% to $0.6 billion from $1.1 billion in the same period of 2001.

     Operating earnings and sales were down due to lower prices for platinum group metals, lower volumes and lower results from the recycling (refining) of platinum group metals. Operating earnings also include a previously unrecognized contractual benefit realized in the current period. The results of this segment returned to more typical levels in the first quarter of 2002, compared with the higher levels reported in 2001.

                       Financial Condition and Liquidity
                       ---------------------------------

     Working capital was $33.4 million at March 31, 2002 compared with a deficit of $7.1 million at December 31, 2001. The Company's current ratio was 1.0 at March 31, 2002 and December 31, 2001. The percentage of total debt to total capitalization was 38% at March 31, 2002 and December 31, 2001.

     The variance in cash flows from operating activities primarily occurred in the Materials Services segment and reflects changes in metal positions used to facilitate requirements of the Company, its metals customers and suppliers. Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, transactions are hedged on a daily basis. Hedging is accomplished primarily through forward, future and option contracts. However, in closely monitored situations for which exposure levels have been set by senior management, the Company from time to time holds large unhedged industrial commodity positions that are subject to future market price fluctuations. These positions are included in committed metal positions along with hedged metal holdings. Hedged metal obligations (primarily amounts payable for metal purchased forward as an economic hedge) are considered financing activities and are included in that section of the Company's "Consolidated Statements of Cash Flows." Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Committed metal positions include significant advances made for the purchase of precious metals that have been delivered to the Company but are as yet unpriced. As of the end of the quarter, the aggregate market value of those metals had fallen below the amounts advanced; however, the Company does not expect any loss on these purchases due to contractual exchanges of metals/cash or future price changes.

     The variance in cash flows from financing activities is primarily related to a change in hedged metal obligations, an increase in the purchase of treasury stock and a decrease in stock option plan transactions associated with the exercise of stock options.

     The Company has filed a shelf registration for $300 million of Corporate debt. Plans to issue debt under the shelf registration are under consideration by management.

     The Company has consistently derived considerable cash flow from operations, which has been used, along with both short- and long-term debt, to pay for capital expenditures, acquisitions, dividends and other corporate requirements. The continuation of these levels of cash flow is expected but is subject to risk factors disclosed in the Company's 2001 Form 10-K and in the Forward-Looking Statements section below. In addition, the Company has always maintained investment-grade credit ratings that it considers important for cost-effective and ready access to the credit markets. Management fully expects to be able to obtain future funding from both short- and long-term debt for cash requirements in excess of those from operations. In the event that any of these sources prove to be below expectations, the Company has access to committed lines of credit aggregating $800 million as of March 31, 2002. Management is currently in the process of renewing $400 million of this committed line of credit that expires in May 2002.


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


(b) There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

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





Date       May 1, 2002                    /s/ Barry W. Perry
        ---------------------            -----------------------------
                                              Barry W. Perry
                                              Chairman and Chief
                                              Executive Officer






Date       May 1, 2002                    /s/ Michael A. Sperduto
       ----------------------            -----------------------------
                                              Michael A. Sperduto
                                              Vice President and Chief
                                              Financial Officer

                                   EXHIBIT 12


              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
              -----------------------------------------------------


                                               ENGELHARD CORPORATION
                               COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                                               (Dollars in Thousands)
                                                    (Unaudited)

                                     Three Months Ended
                                          March 31,                             Years Ended December 31,
                                     ------------------   -----------------------------------------------------------------
                                            2002            2001          2000          1999         1998           1997
                                            ----            ----          ----          ----         ----           ----

Earnings from continuing operations
before provision for income taxes        $69,823        $305,224      $245,687      $284,118     $260,563       $ 85,812

Add/(deduct)

   Portion of rents representative
   of the interest factor                  2,100           8,400         8,800         7,000        3,500          3,000

   Interest on indebtedness                6,920          43,994        62,649        56,555       58,887         52,776

   Equity dividends                            -           4,158         4,363         2,431        2,022          3,803

   Equity in (earnings) losses
   of affiliates                          (3,662)        (29,095)      (24,187)      (16,266)     (10,077)        47,833
                                         --------        --------      --------     ---------    ---------      --------

   Earnings, as adjusted                 $75,181        $332,681       $297,312      $333,838     $314,895      $193,224
                                         ========       ========      =========     =========    =========      ========

Fixed Charges

   Portion of rents representative
   of the interest factor                $ 2,100         $ 8,400       $ 8,800       $  7,000      $  3,500      $  3,000

   Interest on indebtedness                6,920          43,994        62,649         56,555        58,887        52,776

   Capitalized interest                      750           3,000         3,880          2,580         1,897           651
                                         --------       --------      --------      ---------     ---------      --------

   Fixed charges                         $ 9,770         $55,394       $75,329       $ 66,135      $ 64,284      $ 56,427
                                         ========       ========      ========      =========     =========      ========

Ratio of Earnings to Fixed Charges          7.70            6.01          3.95 (a)       5.05          4.90          3.42 (b)
                                         ========       ========      ========      =========     =========      ========


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

