Form 10-Q
period 2002-06-30
ENGELHARD CORP
filed 2002-08-13
CIK 352947

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                  ------------------------------------------------
                                    FORM 10-Q
           (Mark One)

            X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           ---        OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2002
                                       OR
           ---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  ------------------------------------------------

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

                            Yes   X       No
                                 ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock                        Outstanding at July 31, 2002
---------------------                        -----------------------------
    $1 par value                                      128,626,908

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              ENGELHARD CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                        (Thousands, except per share data)
                                   (Unaudited)


                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                               ------------------------  ----------------------
                                   2002        2001        2002         2001
                               -----------  ----------  ----------  ----------
Net sales .................... $   982,314  $1,471,576  $1,984,135  $3,082,893
Cost of sales ................     805,158   1,298,506   1,646,287   2,743,575
                               -----------  ----------  ----------  ----------

     Gross profit ............     177,156     173,070     337,848     339,318

Selling, administrative and
  other expenses .............      95,800      87,846     183,411     175,425
Special (credit)/charge ......      (7,862)      7,100      (7,862)      7,100
                               -----------  ----------  ----------  ----------
     Operating earnings ......      89,218      78,124     162,299     156,793

Equity in earnings of
  affiliates .................       4,408      14,955       8,070      20,408
Loss on investments...........      (6,659)          -      (6,659)          -
Interest expense, net ........      (6,868)    (12,789)    (13,788)    (27,132)
                               -----------  ----------  ----------  ----------

     Earnings before income
       taxes .................      80,099      80,290     149,922     150,069

Income tax expense ...........      20,024      20,790      37,480      42,770
                               -----------  ----------  ----------  ----------

     Net earnings ............ $    60,075  $   59,500  $  112,442  $  107,299
                               ===========  ==========  ==========  ==========

Basic earnings per share ..... $      0.47  $     0.45  $     0.87  $     0.83
                               ===========  ==========  ==========  ==========

Diluted earnings per share ... $      0.46  $     0.45  $     0.85  $     0.81
                               ===========  ==========  ==========  ==========

Cash dividends paid per share  $      0.10  $     0.10  $     0.20  $     0.20
                               ===========  ==========  ==========  ==========
Average number of shares
  outstanding - basic ........     128,707     131,098     128,750     129,674
                               ===========  ==========  ==========  ==========
Average number of shares
  outstanding - diluted ......     131,673     133,704     131,544     131,877
                               ===========  ==========  ==========  ==========



     See the Accompanying Notes to the Unaudited Condensed Consolidated
                            Financial Statements

                              ENGELHARD CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Thousands)
                                   (Unaudited)




                                                      June 30,    December 31,
                                                        2002          2001
                                                    ------------  ------------

Cash .............................................    $   57,015    $   33,034
Receivables, net..................................       385,462       347,656
Committed metal positions ........................       453,692       569,109
Inventories ......................................       413,776       401,647
Other current assets .............................       165,781       142,301
                                                      ----------    ----------
       Total current assets ......................     1,475,726     1,493,747

Investments ......................................       212,309       213,467
Property, plant and equipment, net ...............       824,203       822,520
Goodwill .........................................       271,910       253,603
Other intangible and noncurrent assets............       184,470       212,212
                                                      ----------    ----------
       Total assets ..............................    $2,968,618    $2,995,549
                                                      ==========    ==========


Short-term borrowings ............................    $  369,044    $  389,051
Accounts payable .................................       156,640       252,319
Hedged metal obligations .........................       505,852       517,681
Other current liabilities ........................       347,930       341,749
                                                      ----------    ----------
       Total current liabilities .................     1,379,466     1,500,800

Long-term debt ...................................       241,184       237,853
Other noncurrent liabilities .....................       248,471       253,390
Shareholders' equity .............................     1,099,497     1,003,506
                                                      ----------    ----------
       Total liabilities and
         shareholders' equity ....................    $2,968,618    $2,995,549
                                                      ==========    ==========




     See the Accompanying Notes to the Unaudited Condensed Consolidated
                            Financial Statements

                              ENGELHARD CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Thousands)
                                   (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                              2002       2001
                                                           ---------  ----------
Cash flows from operating activities
     Net earnings .........................................$ 112,442  $ 107,299
     Adjustments to reconcile net earnings to net cash
     provided by/(used in) operating activities
          Depreciation and depletion ......................   52,632     46,592
          Amortization of intangible assets ...............    1,515      6,772
          Loss on investments..............................    6,659          -
          Equity results, net of dividends.................   (4,317)   (16,251)
          Net change in assets and liabilities
               Metal related ..............................    7,706   (138,808)
               All other ..................................   (6,449)   (32,833)
                                                            --------  ---------

               Net cash provided by/(used in) operating
               activities..................................  170,188    (27,229)
                                                            --------  ---------

Cash flows from investing activities
     Capital expenditures .................................  (46,196)   (71,743)
     Proceeds from sale of investments.....................        -      3,400
     Acquisitions and other investments....................   (2,400)    (3,000)
                                                            --------  ---------
               Net cash used in investing activities ......  (48,596)   (71,343)
                                                            --------  ---------

Cash flows from financing activities
     Decrease in short-term borrowings.....................  (20,008)   (77,778)
     (Decrease)/increase in hedged metal obligations.......  (11,708)   152,103
     Repayment of long-term debt...........................     (153)    (8,910)
     Purchase of treasury stock............................  (90,545)   (25,183)
     Stock option plan transactions........................   45,335     87,613
     Dividends paid .......................................  (25,914)   (26,334)
                                                            --------  ---------

               Net cash (used in)/provided by financing
               activities ................................. (102,993)   101,511

Effect of exchange rate changes on cash ...................    5,382     (3,477)
                                                            --------  ---------
               Net increase/(decrease) in cash...... ......   23,981       (538)
               Cash at beginning of year...................   33,034     33,534
                                                            --------  ---------

               Cash at end of period....................... $ 57,015  $  32,996
                                                            ========  =========


     See the Accompanying Notes to the Unaudited Condensed Consolidated
                             Financial Statements

                              ENGELHARD CORPORATION
                          BUSINESS SEGMENT INFORMATION
                                   (Thousands)
                                   (Unaudited)



                                  Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                -----------------------  -----------------------
                                     2002        2001        2002        2001
                                ------------ ----------  -----------  ----------
Net Sales
 Environmental Technologies ..  $  170,564  $  176,755   $  335,005  $  345,237
 Process Technologies ........     136,407     147,066      251,852     282,780
 Appearance and Performance
   Technologies...............     170,632     174,629      323,002     330,598
 Materials Services...........     495,564     967,137    1,056,293   2,111,017
                                ----------- -----------  ----------- -----------
       Reportable segments ...     973,167   1,465,587    1,966,152   3,069,632

 All other ...................       9,147       5,989       17,983      13,261
                                ----------- -----------  ----------- -----------
                                $  982,314  $1,471,576   $1,984,135  $3,082,893
                                =========== ===========  =========== ===========

Operating Earnings
 Environmental Technologies ..  $   27,983  $   36,707   $   67,644  $   79,133
 Process Technologies ........      22,972      22,677       40,041      39,011
 Appearance and Performance
   Technologies...............      24,720      11,409       39,851      21,513
 Materials Services...........      27,245      13,082       37,423      34,254
                                ----------- -----------  ----------- -----------
       Reportable segments ...     102,920      83,875      184,959     173,911

 All other ...................     (13,702)     (5,751)     (22,660)    (17,118)
                                ----------- -----------  ----------- -----------
                                    89,218      78,124      162,299     156,793

Equity in earnings of
  affiliates .................       4,408      14,955        8,070      20,408
Loss on investments...........      (6,659)          -       (6,659)          -
Interest expense, net ........      (6,868)    (12,789)     (13,788)    (27,132)
                                ----------- -----------  ----------- -----------
       Earnings before income
         taxes ...............      80,099      80,290      149,922     150,069

Income tax expense ...........      20,024      20,790       37,480      42,770
                                ----------- -----------  ----------- -----------
       Net earnings ..........  $   60,075  $   59,500   $  112,442  $  107,299
                                =========== ===========  =========== ===========



     See the Accompanying Notes to the Unaudited Condensed Consolidated
                            Financial Statements

Notes to the Unaudited Condensed Consolidated Financial Statements
------------------------------------------------------------------

Note 1 - Basis of Presentation
------------------------------

     The unaudited condensed consolidated financial statements of Engelhard Corporation and subsidiaries (the "Company") contain all adjustments, which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2001 Annual Report to Shareholders. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform with the current-year presentation.

Note 2 - Special Charges and Credits
------------------------------------

     In the second quarter of 2002, the Company recorded a charge of $3.1 million ($1.9 million after tax or $0.01 per share on a diluted basis) primarily related to a manufacturing consolidation plan within a business that serves the aerospace turbine-engine overhaul and repair market in the Company's Environmental Technologies segment. This charge includes asset write-offs of $1.7 million, employee severance costs of $0.6 million and other exit costs of $0.8 million related to the plant closure. The employee severance charges include the reduction of 46 salaried employees.

     In the second quarter of 2002, the Company recorded a gain of $11.0 million ($6.8 million after tax or $0.05 per share on a diluted basis) related to insurance settlements stemming from events in 1997 and 1998 in which Engelhard and other companies were victimized in an elaborate scheme involving base-metal inventories held in third-party warehouses in Japan (see Note 10, "Other Matters," for further detail). A special charge recorded by the Company in 1997 included an inventory loss of approximately $40 million associated with the Japan matter. An additional $20 million inventory loss was recorded in 1998. In the first quarter of 1998, the Company recorded a receivable from insurance carriers and third parties involved for approximately $20 million. As of June 30, 2002, the Company had recovered $11.2 million. In July 2002, the Company received an additional $19.8 million, net of legal fees, from insurance settlements reached in June. Accordingly, the Company recorded a gain of $11.0 million in the second quarter of 2002 in its Materials Services segment.

     The Company recorded a special charge of $7.1 million ($4.3 million after tax or $0.03 per share on a diluted basis) in the second quarter of 2001 related to the redeployment of assets between the Company's kaolin-based operations in Middle Georgia and its petroleum refining catalysts facility in Savannah, Georgia. This charge includes employee severance costs of $3.2 million, asset write-offs of $2.6 million and other costs of $1.3 million related to the asset redeployment actions and productivity improvements. The employee severance charges include the reduction of 57 salaried employees primarily located at the Middle Georgia facility, while an additional 154 hourly employees were terminated as a result of this action. This charge was recorded in the Appearance and Performance Technologies segment. These actions are expected to be substantially complete by the end of 2002.

Note 3 - Plug Power Investment Impairment
-----------------------------------------

     In the second quarter of 2002, the Company recorded an impairment charge of $6.7 million ($4.1 million after tax or $0.03 per share on a diluted basis) associated with an investment. The write down was taken to reflect the lower current value of an investment in fuel-cell developer Plug Power Inc. This investment was made as part of agreements between the two companies for development of advanced materials for fuel cells. The carrying amount of this investment has been reduced to its estimated fair value based on quoted market prices. Plug Power designs and develops on-site electric power generation systems utilizing proton exchange membrane fuel cells for stationary applications. This impairment charge was reported in the Company's "All Other" category and was recorded in "Loss on investments" in the Company's "Condensed Consolidated Statements of Earnings."


Note 4 - Inventories
--------------------

Inventories consist of the following (in thousands):

                                           June 30, 2002      December 31, 2001
                                           -------------      -----------------

Raw materials ...........................    $ 100,034            $  91,994
Work in process .........................       63,606               67,175
Finished goods ..........................      228,706              221,916
Precious metals .........................       21,430               20,562
                                             ---------            ---------
     Total inventories ..................    $ 413,776            $ 401,647
                                             =========            =========

     The majority of the Company's physical metal is carried in committed metal positions with the remainder carried in inventory. All precious metals included in inventory are stated at LIFO cost. The market value of the precious metals inventories exceeded cost by $86.6 million and $111.1 million at June 30, 2002 and December 31, 2001, respectively.


Note 5 - Comprehensive Income
-----------------------------

Comprehensive income is summarized as follows (in thousands):

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                  --------------------    --------------------
                                     2002      2001          2002      2001
                                  ---------  ---------    ---------  ---------
Net earnings ..................   $  60,075  $  59,500    $ 112,442  $ 107,299
Other comprehensive income/(loss):
   Foreign currency
    translation adjustment.....      51,289    (25,269)      33,762    (57,911)
   Cash flow hedge adjustment,
    net of tax.................         780     (6,005)       3,994     (5,214)
                                  ---------  ---------    ---------  ---------
Comprehensive income ..........   $ 112,144  $  28,226    $ 150,198  $  44,174
                                  =========  =========    =========  =========

     No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. See Note 7, "Derivatives and Hedging," for details on the cash flow hedge adjustment.


Note 6 - Earnings Per Share
---------------------------

The following table represents the computation of basic and diluted earnings per share:

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       ------------------   ------------------
(in thousands, except per share data)    2002      2001       2002      2001
-------------------------------------  --------  --------   --------  --------

Basic EPS Computation
---------------------
Net earnings applicable to common
  shares                               $ 60,075  $ 59,500   $112,442  $107,299
                                       --------  --------   --------  --------
Average number of shares
 outstanding - basic                    128,707   131,098    128,750   129,674
                                       --------  --------   --------  --------
Basic earnings per share               $   0.47  $   0.45   $   0.87  $   0.83
                                       ========  ========   ========  ========

Diluted EPS Computation
-----------------------
Net earnings applicable to common
  shares                               $ 60,075  $ 59,500   $112,442  $107,299
                                       --------  --------   --------  --------
Average number of shares
 outstanding - basic                    128,707   131,098    128,750   129,674
Effect of dilutive stock options
 and other incentives                     2,966     2,606      2,794     2,203
                                       --------  --------   --------  --------
Average number of shares
 outstanding - diluted                  131,673   133,704    131,544   131,877
                                       --------  --------   --------  --------
Diluted earnings per share             $   0.46  $   0.45   $   0.85  $   0.81
                                       ========  ========   ========  ========

Note 7 - Derivatives and Hedging
--------------------------------

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

     The Company documents all relationships between derivative hedging instruments and items impacted by cash flow hedges at the time the hedges are initiated, as well as its risk-management objectives and strategy for entering into various hedge transactions. For the three and six-month periods ended June 30, 2002 and 2001, there was no gain or loss recognized in earnings resulting from hedge ineffectiveness.


Foreign Exchange Contracts
--------------------------

     The Company designates as cash flow hedges certain foreign currency forward contracts entered into as hedges against anticipated receivables or payables which will arise from forecasted transactions that are denominated in currencies other than the functional currency of the entity which will hold those assets or liabilities. The ultimate maturities of the contracts are timed to coincide with the expected occurrence of the underlying sale or purchase transaction.

     For the three and six-month periods ended June 30, 2002, the Company reported after-tax losses of $0.4 million and $0.6 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as foreign exchange cash flow hedges. For the three and six-month periods ended June 30, 2001, the Company reported after-tax losses of $0.1 million and after-tax gains of $1.0 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as foreign exchange cash flow hedges. It is expected that losses of $0.4 million reported at June 30, 2002 will be reclassified into earnings within the next six months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of forecasted transactions not occurring. As of June 30, 2002, the maximum length of time over which the Company is hedging its exposure to movements in foreign exchange rates for forecasted transactions is six months.

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

     For the three and six-month periods ended June 30, 2002, the Company reported after-tax gains of $1.2 million and $4.6 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as cash flow commodity hedges. For the three and six-month periods ended June 30, 2001, the Company reported after-tax losses of $5.9 million and $6.2 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as cash flow commodity hedges. These losses primarily relate to derivatives designated as natural gas cash flow hedges. It is expected that losses of $0.2 million reported at June 30, 2002 will be reclassified into earnings within the next six months. As of June 30, 2002, the maximum length of time over which the Company is hedging its exposure to movements in commodity prices for forecasted transactions is six months.

Note 8 - Goodwill and Other Intangible Assets
---------------------------------------------

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

     The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 addresses post-acquisition financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and other intangible assets that have indefinite useful lives will not be amortized, but rather will be tested for impairment based on the specific guidance of SFAS No. 142. The Company did not recognize an impairment loss as a result of the impairment testing that was completed by June 30, 2002.

     The following table sets forth the pro forma impact of applying the new non-amortization provisions of SFAS No. 142 on net income and earnings per share reported for the three and six-month periods ended June 30, 2001 (in thousands, except per-share amounts):

                                                       Three Months Ended            Six Months Ended
                                                             June 30,                     June 30,
                                                    -------------------------    -------------------------
                                                        2002         2001            2002         2001
                                                   (as reported)  (pro forma)   (as reported)  (pro forma)
Net Income                                           ---------     ---------      ---------     ---------
     Reported net income..........................   $  60,075     $  59,500      $ 112,442     $ 107,299
     Add back: Goodwill amortization, net of tax..           -         2,177              -         4,163
               Tradename amortization, net of tax.           -           156              -           312
                                                     ---------     ---------      ---------     ---------
     Adjusted net income.........................    $  60,075     $  61,833      $ 112,442     $ 111,774
                                                     =========     =========      =========     =========

Basic Earnings Per Share
     Reported basic earnings per share............   $    0.47     $    0.45      $    0.87     $    0.83
     Add back: Goodwill amortization, net of tax..           -          0.02              -          0.03
               Tradename amortization, net of tax.           -             -              -             -
                                                    ----------     ---------     ----------     ---------
     Adjusted basic earnings per share............   $    0.47     $    0.47      $    0.87     $    0.86
                                                    ==========     =========     ==========     =========

Diluted Earnings Per Share
     Reported diluted earnings per share..........   $    0.46     $    0.45     $    0.85      $    0.81
     Add back: Goodwill amortization, net of tax..           -          0.02             -           0.03
               Tradename amortization, net of tax.           -             -             -              -
                                                    ----------     ---------    ----------      ---------
     Adjusted diluted earnings per share.........    $    0.46     $    0.47     $    0.85      $    0.84
                                                    ==========     =========    ==========      =========


     The following table sets forth the gross carrying amount and accumulated amortization of the Company's acquired amortizable intangible assets (in thousands):


                                                    As of June 30, 2002             As of December 31, 2001
                                               -----------------------------      ----------------------------
                                               Gross Carrying   Accumulated       Gross Carrying  Accumulated
                                                   Amount       Amortization          Amount      Amortization
                                               -------------    ------------      -------------   ------------
Acquired Amortizable Intangible Assets
     Usage right............................   $      16,175    $      1,883      $      14,611   $      1,214
     Supply agreements......................          14,673           2,725             13,544          1,895
     Technology licenses....................           7,038           1,313              3,804          1,251
     Other (a)..............................           3,578           1,850             24,702          4,295
                                               -------------    ------------      -------------   ------------
     Total .................................   $      41,464    $      7,771      $      56,661   $      8,655
                                               =============    ============      =============   ============

     As of June 30, 2002, the estimated aggregate amortization expense for each of the five succeeding years is as follows (in thousands):

Estimated Annual Amortization Expense:
--------------------------------------
     2002                        $   2,917
     2003                            2,979
     2004                            2,904
     2005                            2,841
     2006                            2,649

     The following table represents the changes in the carrying amount of goodwill for the six-month period ended June 30, 2002 (in thousands):


                                                                            Appearance &
                                       Environmental        Process         Performance           All
                                       Technologies       Technologies      Technologies         Other            Total
                                       -------------      ------------      ------------      -----------      -----------
Balance as of January 1, 2002          $      12,333      $    108,172      $    132,274      $       824      $   253,603
Goodwill additions                               800                 -                 -                -              800
Reclass of other intangible asset (a)              -                 -            18,614                -           18,614
Foreign currency translation adjustment          363                (2)              940                -            1,301
Purchase accounting adjustment                     -            (1,900)                -                -           (1,900)
Other                                           (172)                -                 -             (336)            (508)
                                       -------------      ------------      ------------      -----------      -----------
Balance as of June 30, 2002           $       13,324      $    106,270      $    151,828      $       488      $   271,910
                                       =============      ============      ============      ===========      ===========

(a) SFAS No. 141 provides that an intangible asset shall be recognized apart from goodwill if it arises from contractual or other legal rights or if it is separable from the acquired entity. In accordance with the transition provisions of the statement, the Company reviewed its intangible assets to determine if they met the new criteria. As a result, it was determined that an other intangible asset of $18.6 million did not meet the new criteria and should thus be recognized as goodwill upon adoption of SFAS No. 142.

Note 9 - Committed Metal Positions and Hedged Metal Obligations
---------------------------------------------------------------

     Both spot metal and derivative instruments are stated at fair value. Fair value is based on published market prices. The following table sets forth the Company's unhedged metal positions included in committed metal positions in the Company's "Consolidated Balance Sheets":

Metal Positions Information (in millions):

                                    June 30, 2002            December 31, 2001
                                 -------------------        -------------------
                                  Gross                      Gross
                                 Position    Value          Position    Value
                                 --------  ---------        --------  ---------
Platinum group metals              Long    $    24.1          Long    $    44.3
Gold                               Long          1.0          Long          0.2
Silver                             Short         2.9          Long          0.9
Base Metals                        Short         4.1          Short         5.9
                                           ---------                  ---------
Total unhedged metal positions             $    32.1                  $    51.3
                                           =========                  =========

     Committed metal positions include significant advances made for the purchase of precious metals that have been delivered to the Company but are as yet unpriced. As of the end of the quarter, the aggregate market value of those metals had fallen below the amounts advanced by a total of $177.4 million. This excess may grow or may be eliminated based on market price changes. The Company expects it will be settled through the receipt of cash or metals and that no loss will be incurred due to non-performance.

     Derivative metal and foreign currency instruments are used to hedge metal positions and obligations. Over 99% of these instruments have settlement terms of less than one year. The remaining instruments are expected to settle within two years. These derivative metal and foreign currency instruments consist of the following:

Metal Hedging Instruments (in millions):

                                    June 30, 2002            December 31, 2001
                                 -------------------        -------------------
                                    Buy       Sell             Buy       Sell
                                 ---------  --------        ---------  --------
Metal forwards/futures           $ 1,826.7  $  970.7        $ 1,510.5  $  699.1
Eurodollar futures                   263.9     182.4             93.2     127.2
Swaps                                 37.1      38.1             38.3      24.1
Options                               55.1      63.6             72.0      64.4
Foreign exchange forwards/futures     17.9       0.3                -      24.8

Note 10 - Other Matters
-----------------------

     In 1998, Management learned that Engelhard and several other companies operating in Japan had been victims of an elaborate scheme involving base-metal inventory held in third-party warehouses in Japan. The inventory loss was approximately $40 million in 1997 and $20 million in 1998. In the first quarter of 1998, Engelhard recorded a receivable from the insurance carriers and third parties involved for approximately $20 million. This amount represented Management's and counsel's best estimate of the minimum probable recovery from the various insurance policies and other parties involved in the fraudulent scheme. As of June 30, 2002, the Company had recovered $11.2 million. In July 2002, the Company received an additional $19.8 million, net of legal fees, from insurance settlements reached in June. Accordingly, the Company recorded a gain of $11.0 million ($6.8 million after tax or $0.05 per share on a diluted basis) in the second quarter of 2002 in its Materials Services segment.

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

          Management's Discussion and Analysis of
Item 2.   Financial Condition and Results of Operations
-------   ---------------------------------------------

                              Results of Operations
                              ---------------------

Comparison of the Second Quarter of 2002
with the Second Quarter of 2001
---------------------------------------

     Net earnings increased slightly to $60.1 million in the second quarter of 2002 from $59.5 million in the same period of 2001. Operating earnings for the second quarter of 2002 increased 14% to $89.2 million from $78.1 million in the same period of 2001. Excluding an $11.0 million insurance settlement gain and a $3.1 million manufacturing consolidation charge reported in the second quarter of 2002, and a $7.1 million charge reported in the second quarter of 2001 relating to asset redeployment actions and productivity improvements, operating earnings would have decreased 5% from the same period of 2001. Lower operating earnings from Environmental Technologies were partially offset by higher operating earnings from Appearance and Performance Technologies and Materials Services. Operating earnings from Process Technologies were essentially flat from the year-ago quarter. Operating earnings in the Company's "All-Other" category decreased primarily from increased professional fees, increased information technology expenses and increased insurance costs.

     The effective tax rate was 25.0% in the second quarter of 2002 compared with 25.9% in the same period of 2001. The decrease in the effective tax rate was primarily due to the recognition of foreign tax credits, the recognition of favorable tax variances from percentage depletion deductions and a shift in the geographic mix of earnings. As a result of specific developments that are anticipated, the effective tax rate is expected to be below 25.0% for the full year.

     The Company's share of earnings from affiliates was $4.4 million for the second quarter of 2002 compared with $15.0 million for the same period in 2001. The decrease was primarily from lower equity earnings from Engelhard-CLAL, a 50%-owned precious-metal-fabrication joint venture. Equity earnings from Engelhard-CLAL were lower primarily from gains reported in the prior year related to a change in the mix of platinum group metals used in its operations.

     As of June 30, 2002, the Company's accumulated other comprehensive loss included a foreign currency translation loss of approximately $10.8 million relating to its Engelhard-CLAL joint venture. At this time, in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation," the joint venture's assets are held for use and therefore the associated foreign currency translation loss has not been included in the carrying value of the investment when assessing the investment for impairment. Accordingly, at June 30, 2002, the investment is not impaired. The Company, in conjunction with its partner, is in the process of developing a plan to reorganize the joint venture and distribute a significant portion of its assets to the Company and its partner. At such time when an agreement is reached, the Company will commit to a plan and include the foreign currency translation loss as part of the carrying amount of this investment when evaluating the investment for impairment. If and when this happens, it will be likely that the carrying value of the joint venture will exceed the fair value of the investment, thus resulting in the recognition of an impairment loss in current earnings.

     Net interest expense decreased 46% to $6.9 million in the second quarter of 2002 from $12.8 million for the same period of 2001. Lower net interest expense was due to decreased borrowings and lower short-term interest rates.

     Net sales decreased 33% to $1.0 billion in the second quarter of 2002 from $1.5 billion for the same period in 2001. Lower sales were primarily from decreased sales in the Materials Services segment as a result of lower platinum group metals prices and volumes.

Environmental Technologies
--------------------------

     Operating earnings decreased 24% to $28.0 million in the second quarter of 2002 from $36.7 million in the same period of 2001. Excluding the $3.1 million manufacturing consolidation charge reported in the second quarter of 2002, operating earnings would have decreased 15% from the same period of 2001 (see
Note 2, "Special Charges and Credits," for further detail). Net sales for the second quarter of 2002 decreased 4% to $170.6 million from $176.8 million in the same period of 2001.

     The majority of this segment's sales and operating earnings are derived from technologies to control pollution from mobile sources, including gasoline and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles. Operating earnings from auto-emission catalysts increased primarily from higher sales volumes in North America and a more favorable vehicle platform mix. Sales volumes were favorably impacted by an estimated 3% increase in worldwide production of light-duty vehicles.

     Operating earnings were lower in the segment's non-automotive markets, primarily from decreased sales volumes of emission-control systems for gas turbines and increased development and start-up costs related to new technologies for diesel OEM and power generation applications.

Process Technologies
--------------------

     Operating earnings increased slightly to $23.0 million in the second quarter of 2002 from $22.7 million in the same period of 2001. Net sales for the second quarter of 2002 decreased 7% to $136.4 million from $147.1 million in the same period of 2001.

     Operating earnings were up as the benefits of lower energy and raw material costs and a favorable product mix were partially offset by lower sales volumes to chemical-production markets. Sales were negatively impacted by lower precious metal prices, which are passed through to chemical-production catalyst customers in Europe.

Appearance and Performance Technologies
---------------------------------------

     Operating earnings increased 117% to $24.7 million in the second quarter of 2002 from $11.4 million in the same period of 2001. Excluding the $7.1 million charge reported in the second quarter of 2001 relating to asset redeployment actions and productivity improvements, operating earnings would have increased 34% from the same period of 2001 (see Note 2, "Special Charges and Credits," for further detail). Net sales decreased 2% to $170.6 million for the second quarter of 2002 from $174.6 million in the same period of 2001.

     Operating earnings were up as the benefit from the redeployment of assets in 2001, improved productivity and lower operating costs was partially offset by lower sales volumes. Sales decreased as lower volumes to the paper market were partially offset by higher volumes to the coatings market.

Materials Services
------------------

     Operating earnings increased 108% to $27.2 million in the second quarter of 2002 from $13.1 million in the same period of 2001. Excluding the $11.0 million insurance settlement gain reported in the second quarter of 2002, operating earnings would have increased 24% from the same period of 2001 (see Note 2, "Special Charges and Credits," for further detail). Net sales for the second quarter of 2002 decreased 49% to $495.6 million from $967.1 million in the same period of 2001.

     Operating earnings increased as the favorable impact from the timing of platinum group metal transactions was partially offset by lower volumes and lower results from the recycling (refining) of platinum group metals. Income related to certain platinum-group-metal transactions realized previously but deferred pending the resolution of certain pricing provisions was recognized in the second quarter of 2002 when those pricing provisions were agreed upon contractually. Sales decreased from lower platinum-group-metals prices and lower volumes.

Comparison of the First Six Months of 2002
with the First Six Months of 2001
------------------------------------------

     Net earnings increased 5% to $112.4 million in the first six months of 2002 from $107.3 million in the same period of 2001. Operating earnings for the first six months of 2002 increased 4% to $162.3 million from $156.8 million in the same period of 2001. Excluding an $11.0 million insurance settlement gain and a $3.1 million manufacturing consolidation charge reported in the second quarter of 2002, and a $7.1 million charge reported in the second quarter of 2001 relating to asset redeployment actions and productivity improvements, operating earnings would have decreased 6% from the same period of 2001. Lower operating earnings from two reportable segments -- Environmental Technologies and Materials Services -- were partially offset by higher operating earnings from Appearance and Performance Technologies and Process Technologies. Operating earnings in the Company's "All-Other" category decreased primarily from increased professional fees, increased information technology expenses and increased insurance costs.

     The effective tax rate was 25.0% in the first six months of 2002 compared with 28.5% for the same period of 2001. The decrease in the effective tax rate was primarily due to the recognition of foreign tax credits, the recognition of favorable tax variances from percentage depletion deductions and a shift in the geographic mix of earnings. As a result of specific developments that are anticipated, the effective tax rate is expected to be below 25.0% for the full year.

     The Company's share of earnings from affiliates was $8.1 million for the first six months of 2002 compared with $20.4 million for the same period in 2001. The decrease was primarily from lower equity earnings from Engelhard-CLAL, a 50%-owned precious-metal-fabrication joint venture. Equity earnings from Engelhard-CLAL were lower primarily from gains reported in the prior year related to a change in the mix of platinum group metals used in its operations.

     Net interest expense decreased 49% to $13.8 million in the first six months of 2002 from $27.1 million in the same period of 2001. Lower net interest expense was due to decreased borrowings and lower short-term interest rates.

     Net sales decreased 36% to $2.0 billion in the first six months of 2002 from $3.1 billion in the same period in 2001. Lower sales were primarily from decreased sales in the Materials Services segment as a result of lower platinum-group-metals prices and volumes.

Environmental Technologies
--------------------------

     Operating earnings decreased 15% to $67.6 million in the first six months of 2002 from $79.1 million in the same period of 2001. Excluding the $3.1 million manufacturing consolidation charge reported in the second quarter of 2002, operating earnings would have decreased 11% from the same period of 2001. Net sales for the first six months of 2002 decreased 3% to $335.0 million from $345.2 million in the same period of 2001.

     The majority of this segment's sales and operating earnings are derived from technologies to control pollution from mobile sources, including gasoline and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles. Operating earnings from auto-emission catalysts decreased primarily from lower sales volumes in Europe and a less favorable vehicle platform mix.

     Operating earnings were lower in the segment's non-automotive markets, primarily from decreased sales volumes of emission-control systems for gas turbines and increased development and start-up costs related to new technologies for diesel OEM and power generation applications. This decrease was partially offset by the reversal of a warranty accrual that was no longer necessary. In the first quarter of 2002, the Company reduced its warranty accrual for the stationary-source, emission-control capital equipment business by $4.9 million ($3.0 million after tax or $0.02 per share on a diluted basis) as a result of improved catalyst technology.

Process Technologies
--------------------

     Operating earnings increased 3% to $40.0 million in the first six months of 2002 from $39.0 million in the same period of 2001. Net sales for the first six months of 2002 decreased 11% to $251.9 million from $282.8 million in the same period of 2001.

     Operating earnings were up as the benefits of lower energy and raw material costs and a favorable product mix were partially offset by lower sales volumes to chemical-production and petroleum-refining markets. Sales were negatively impacted by lower precious metal prices, which are passed through to chemical-production catalyst customers in Europe.

Appearance and Performance Technologies
---------------------------------------

     Operating earnings increased 85% to $39.9 million in the first six months of 2002 from $21.5 million in the same period of 2001. Excluding the $7.1 million charge reported in the second quarter of 2001 relating to asset redeployment actions and productivity improvements, operating earnings would have increased 39% from the same period of 2001. Net sales for the first six months of 2002 decreased 2% to $323.0 million from $330.6 million in the same period of 2001.

     Operating earnings were up as the benefit from the redeployment of assets in 2001, improved productivity and lower operating costs was partially offset by lower sales volumes. Sales decreased as lower volumes to the paper and automotive finish markets were partially offset by higher volumes to the coatings market.

Materials Services
------------------

     Operating earnings increased 9% to $37.4 million in the first six months of 2002 from $34.3 million in the same period of 2001. Excluding the $11.0 million insurance settlement gain reported in the second quarter of 2002, operating earnings would have decreased 23% from the same period of 2001. Net sales for the first six months of 2002 decreased 50% to $1.1 billion from $2.1 billion in the same period of 2001.

     Operating earnings were down as lower volumes and lower results from the recycling (refining) of platinum group metals were partially offset by the favorable impact from the timing of platinum-group-metal transactions and a contractual benefit realized in the first quarter of 2002. Income related to certain platinum-group-metal transactions realized previously but deferred pending the resolution of certain pricing provisions was recognized in the second quarter of 2002 when those pricing provisions were agreed upon contractually. Sales decreased from lower platinum-group-metals prices and lower volumes.


                       Financial Condition and Liquidity
                       ---------------------------------

     Working capital was $96.3 million at June 30, 2002 compared with a deficit of $7.1 million at December 31, 2001. The Company's current ratio was 1.1 at June 30, 2002 compared to 1.0 at December 31, 2001. The percentage of total debt to total capitalization decreased to 36% at June 30, 2002 from 38% at December 31, 2001 due to decreased borrowings and increased retained earnings.

     The variance in cash flows from operating activities primarily occurred in the Materials Services segment and reflects changes in metal positions used to facilitate requirements of the Company, its metals customers and suppliers. Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, transactions are hedged on a daily basis. Hedging is accomplished primarily through forward, future and option contracts. However, in closely monitored situations for which exposure levels have been set by senior Management, the Company from time to time holds large unhedged industrial commodity positions that are subject to future market price fluctuations. These positions are included in committed metal positions along with hedged metal holdings. The bulk of hedged metal obligations represents spot short positions. As these positions generate cash, their cash effect is included in the financing activities section of the Company's "Consolidated Statements of Cash Flows." Other than in closely monitored situations, these positions are hedged with forward purchases. In addition, the aggregate fair value of derivatives in a loss position are reported in hedged metal obligations (derivatives in a gain position are included in committed metal positions). Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Committed metal positions include significant advances made for the purchase of precious metals that have been delivered to the Company but are as yet unpriced. As of the end of the quarter, the aggregate market value of those metals had fallen below the amounts advanced by a total of $177.4 million. This excess may grow or may be eliminated based on market price changes. The Company expects it will be settled through the receipt of cash or metals and that no loss will be incurred due to non-performance.

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

     The Company has consistently derived considerable cash flow from operations, which has been used, along with both short- and long-term debt, to pay for capital expenditures, acquisitions, dividends and other corporate requirements. The continuation of these levels of cash flow is expected but is subject to risk factors disclosed in the Company's 2001 Form 10-K and in the Forward-Looking Statements section below. In addition, the Company has always maintained investment-grade credit ratings that it considers important for cost-effective and ready access to the credit markets. Management fully expects to be able to obtain future funding from both short- and long-term debt for cash requirements in excess of those from operations. In the event that any of these sources prove to be below expectations, the Company has access to committed lines of credit aggregating $800 million as of June 30, 2002.


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

                          Part II - OTHER INFORMATION
                          ---------------------------


Item 4.  Results of Matters to a Vote of Security Holders
-------  ------------------------------------------------
(a) The Company's Annual Meeting of the Shareholders was held on Thursday, May 2, 2002.

(b)      Results of votes of security holders.

         1.    Election of Directors               For               Withheld
               ---------------------           -----------         ------------
               Barry W. Perry                   92,767,125           22,138,855
               Douglas G. Watson               108,705,200            6,200,780

               Marion H. Antonini, James V. Napier, Norma T. Pace and Henry R. Slack continued as Directors after the annual meeting.

         2.    Approval of the Engelhard Corporation 2002 Long Term Incentive
               Plan:

                        For                      Against              Abstain
                    -----------                -----------         ------------
                     96,988,141                 17,038,868              878,971



Item 6.  Exhibits and Reports on Form 8-K                                 Pages
-------  --------------------------------                                 -----

(a)(10)  Material Contracts

    (a)  2002 Share Performance Incentive Plan, effective May 2, 2002.     22-25

    (b)  Engelhard Corporation 2002 Long Term Incentive Plan,
         effective May 2, 2002 (incorporated by reference to the 2001
         Proxy Statement filed with the Securities and Exchange
         Commission on March 26, 2002).                                     *

   (12)  Computation of the Ratio of Earnings to Fixed Charges.            26-27


(b)      In a report on Form 8-K filed with the Securities and Exchange     *
         Commission on May 3, 2002, the Company reported that it changed its certifying accountant.

         In a report on Form 8-K filed with the Securities and Exchange     *
         Commission on August 9, 2002, the Company reported that its Principal Executive Officer and its Principal Financial
         Officer had filed sworn statements with the Securities and Exchange Commission pursuant to order of the Commission dated
         June 27, 2002.


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





Date:      August 13, 2002                   /s/ Barry W. Perry
        ---------------------            -----------------------------
                                              Barry W. Perry
                                              Chairman and Chief
                                              Executive Officer






Date:      August 13, 2002                   /s/ Michael A. Sperduto
       ----------------------            -----------------------------
                                              Michael A. Sperduto
                                              Vice President and Chief
                                              Financial Officer

                                   EXHIBIT (10) (a)

                         2002 Share Performance Incentive Plan
                         -------------------------------------

                     2002 Share Performance Incentive Plan
                    ---------------------------------------

     1. Provided the conditions set forth in Section 2 or Section 4 below are met, a cash bonus shall be awarded to Barry W. Perry (the "Employee") on the terms and subject to the conditions set forth herein.

     2. Except as otherwise set forth in Section 4 below, in order for a bonus award to be made to the Employee hereunder, the following conditions must be satisfied: (a) the average closing price per share of the Company's common stock on the New York Stock Exchange for the period from April 1, 2002 through December 31, 2002 (the "Award Period"), computed by averaging the closing price on each day on which the New York Stock Exchange was open for trading during the Award Period (the "Average Share Price"), must exceed $32; (b) the Return on the Company's common stock for the Award Period must exceed the Return on the S&P All Chemicals Index (except as discussed below, as constituted for purposes of the Company's proxy statement) for the Award Period, and for all purposes of this Plan, (x) Return shall be computed based on share price without regard to dividends, (y) Return on the Company's common stock for the Award Period shall mean (Average Share Price during Award Period less closing price per share of the Company common stock on March 28, 2002) divided by the closing price per share of Company common stock on March 28, 2002, and (z) Return on the S&P All Chemicals Index for the Award Period shall mean the average, weighted on the basis of market capitalization on March 28, 2002, of the Return of each company constituting such index, where each such Return is (the average closing share price of the applicable company during the Award Period less the closing price per share of the applicable company on March 28, 2002) divided by the closing price per share of the applicable company on March 28, 2002; and (c) the Employee must be actively employed as the Chairman and Chief Executive Officer of the Company on January 7, 2003. If the composition of the S&P All Chemicals Index changes during the Award Period, the Return on the shares of the constituent companies shall be taken into account for the period during which they are included in the S&P All Chemicals Index with appropriate adjustments to the weighting of such Returns, all as determined reasonably and in good faith by the Company subject to the review of the Compensation Committee of the Company's Board of Directors.

     3. If the conditions set forth in Section 2 above are met, the amount of the bonus award granted to the Employee shall be computed by first determining the excess of the Return on the Company's common stock for the Award Period over the Return on the S&P All Chemicals Index for the Award Period (the "Excess Total Return Percentage"). The amount of the bonus will then be determined by multiplying the number of shares of issued and outstanding Company common stock on March 28, 2002 by the opening price per share on such date and then multiplying that product by 0.0033 times the Excess Total Return Percentage (stated as a decimal).

     4. Notwithstanding any provision hereof to the contrary, provided the average closing price per share of the Company's common stock for the last twenty trading days of calendar year 2002 exceeds $31.75 per share, a bonus award shall be granted to the Employee under this Section 4 in an amount equal to $750,000. For the avoidance of doubt, any bonus award in the amount of $750,000 granted pursuant to this Section 4 shall not be in addition to any amount granted pursuant to Section 3 above, and it is intended that any award granted under this 2002 Share Performance Incentive Plan shall be the higher of the amount, if any, determined under either Section 3 or Section 4 hereof.

     5. In the event of the first to occur of (i) a public announcement of an intention by an individual, entity or group (within the meaning of Section 13(d) or 14(d)(2) of the Securities Exchange Act of 1934) to engage in a transaction the consummation of which would result in a Change in Control (as defined in clauses (a), (c) or (d) of Section 5(b) of the Company's 1991 Stock Option Plan) or (ii) the occurrence of a Change in Control (as so defined), for purposes of determining the Average Share Price and the Excess Total Return Percentage and the amount of the bonus award, if any, the closing trading price and the fair market value of a share of Company common stock for the date of such public announcement or Change in Control, as the case may be, and each following day shall not exceed the closing trading price per share on the New York Stock Exchange on the trading day immediately preceding such public announcement or Change in Control, as the case may be. Such limitation on value of the Company common stock will continue for purposes hereof until such time as the Board of Directors determines, in good faith, that a Change in Control (as so defined) is unlikely to occur, and the fair market value of Company common stock for each day thereafter shall be the actual closing trading price on the New York Stock Exchange.

     6. Any bonus award granted hereunder will be credited to an account for the Employee as of January 7, 2003, and it will be increased by an interest factor from the date of grant through the date of payment. The interest rate utilized to calculate such increase shall be set monthly and shall be equal to 120% of the long-term federal rate, compounded monthly (within the meaning of Section 1274(d) of the Internal Revenue Code of 1986, as amended) as in effect for the month for which interest is being computed. Any such award (together with interest on the award) will vest in three equal annual installments, beginning on the first anniversary of the date of grant. The award shall be payable as set forth in Sections 8 and 9 below.

     7. Any unvested portion of an award (together with interest attributable to such unvested portion) will be forfeited immediately upon the termination of employment of the Employee, except that: (i) if such termination is by reason of disability or retirement at normal, deferred or early retirement age, under any retirement plan maintained by the Company or any of its subsidiaries, or for any other reason specifically approved in advance by the Compensation Committee of the Company's Board of Directors, any unvested portion of an award held by the Employee shall thereupon become vested in full; (ii) if such termination is by action of the Company or a subsidiary other than as provided in (i) above and other than discharge by reason of willful violation of the rules of the Company or instructions of superior(s), the unvested portion of any award shall continue to vest on its regular vesting schedule, notwithstanding such termination of employment; and (iii) in the event of the death of the Employee while employed, any unvested portion of any awards then held by the Employee shall thereupon become vested in full.

     8. The amount of any bonus award granted hereunder which is (or becomes) vested at the time of termination of employment of the Employee (together with interest accrued thereon) shall be paid to the Employee as soon as practicable following such termination of employment; provided, however, that if the Employee's termination of employment is described in Section 7(ii) above, then the bonus award shall be paid on the date of vesting, if later; provided further, however, that the Employee may elect in writing at least one year prior to termination of his employment to receive payment of all amounts hereunder in up to ten annual installments, beginning upon termination of employment or the first anniversary of termination of employment, as so elected by the Employee (or, if later, the date of vesting). If amounts are payable hereunder in installments, the amount of each installment shall be determined by dividing the unpaid amount credited to the Employee under the Plan at such date (together with interest accrued thereon) by the number of installments remaining to be paid.

     9. Upon the occurrence of a Change in Control (as defined in the Company's 1991 Stock Option Plan), the unvested portion of an award shall immediately become vested in full, and the entire amount payable hereunder (together with interest accrued thereon) shall be paid in cash to the Employee immediately upon the Change in Control. In the event of a Change in Control the Employee shall be entitled to an additional payment computed as set forth in the last paragraph of
Section 6 of the Company's Deferred Compensation Plan for Key Employees.

     10. In the event of a stock split, stock dividend, combination of shares, recapitalization, reorganization, merger, consolidation, rights offering, acquisition or divestiture by the Company, or any other change in the corporate structure or shares of the Company, the Board of Directors shall make such adjustments, if any, as it deems appropriate in the provisions hereof in order to equitably reflect such change.

     11. This 2002 Share Performance Incentive Plan shall be an unfunded incentive compensation arrangement. Nothing contained herein, and no action taken pursuant hereto, shall create or be construed to create a trust of any kind. The Employee's right to receive payments hereunder shall not be transferable (other than by will or the laws of descent and distribution) and shall be no greater than the right of an unsecured general creditor of the Company. All amounts payable hereunder shall be paid from the general funds of the Company.

     12. No award payable hereunder shall be deemed salary or compensation for the purpose of computing benefits under any benefit plan or other arrangement of the Company or its subsidiaries for the benefit of its employees unless the Company shall determine otherwise; provided, however, any award payable hereunder shall be taken into account in computing benefits payable under
Section 3 of the Company's Change in Control Agreements.

     13. This 2002 Share Performance Incentive Plan shall be interpreted, construed and administered in accordance with the laws of the state of New Jersey, without giving effect to principles of conflict of laws thereof.

     14. The Company shall deduct from any amount payable hereunder the amount of any taxes required to be withheld by any governmental authority.

                                   EXHIBIT 12


              COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
              -----------------------------------------------------


                                               ENGELHARD CORPORATION
                               COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
                                               (Dollars in Thousands)
                                                    (Unaudited)

                                     Six Months Ended
                                          June 30,                               Years Ended December 31,
                                     ------------------   -----------------------------------------------------------------
                                            2002            2001          2000          1999         1998           1997
                                            ----            ----          ----          ----         ----           ----

Earnings from continuing operations
before provision for income taxes        $149,922        $305,224      $245,687      $284,118     $260,563       $ 85,812

Add/(deduct)

   Portion of rents representative
   of the interest factor                   4,200           8,400         8,800         7,000        3,500          3,000

   Interest on indebtedness                13,788          43,994        62,649        56,555       58,887         52,776

   Equity dividends                         3,753           4,158         4,363         2,431        2,022          3,803

   Equity in (earnings) losses
   of affiliates                           (8,070)        (29,095)       (24,187)     (16,266)     (10,077)        47,833
                                         --------        --------      --------     ---------    ---------       --------

   Earnings, as adjusted                 $163,593        $332,681       $297,312      $333,838    $314,895       $193,224
                                         ========        ========      =========     =========    =========      ========

Fixed Charges

   Portion of rents representative
   of the interest factor                $ 4,200         $ 8,400       $ 8,800       $  7,000      $  3,500      $  3,000

   Interest on indebtedness               13,788          43,994        62,649         56,555        58,887        52,776

   Capitalized interest                    1,500           3,000         3,880          2,580         1,897           651
                                         --------       --------      --------      ---------     ---------      --------

   Fixed charges                         $19,488         $55,394       $75,329       $ 66,135      $ 64,284      $ 56,427
                                         ========       ========      ========      =========     =========      ========

Ratio of Earnings to Fixed Charges          8.39 (a)        6.01          3.95 (b)       5.05          4.90          3.42 (c)
                                         ========       ========      ========      =========     =========      ========


(a)  Earnings in 2002 were impacted by an insurance settlement of $11.0 million, an investment impairment of $6.7 million, and a manufacturing consolidation charge of $3.1 million. Excluding these items, the ratio of earnings to fixed charges would have been 8.33.

(b)  Earnings in 2000 were negatively impacted by pre-tax special and other charges of $134.2 million for a variety of events. Excluding these charges, the ratio of earnings to fixed charges would have been 5.73.

(c)  Earnings in 1997 were negatively impacted by pre-tax special and other charges of $149.6 million for a variety of events.
     Excluding these charges, the ratio of earnings to fixed charges would have been 5.28.



                   Certification Accompanying Periodic Report
           Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                               (18 U.S.C. Section 1350)



     The undersigned, Barry W. Perry, Chairman and Chief Executive Officer of Engelhard Corporation (the "Company"), and Michael A. Sperduto, Vice President and Chief Financial Officer of the Company, each hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2002 (the "Report") (1) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.






 Date:     August 13, 2002                        /s/ Barry W. Perry
         -------------------                 -------------------------------
                                                   Barry W. Perry
                                                   Chairman and Chief
                                                   Executive Officer





 Date:     August 13, 2002                        /s/ Michael A. Sperduto
         -------------------                 -------------------------------
                                                   Michael A. Sperduto
                                                   Vice President and
                                                   Chief Financial Officer