Form 10-Q
period 2002-09-30
ENGELHARD CORP
filed 2002-11-12
CIK 352947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 1-8142

        ENGELHARD CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	22-1586002
(State or other jurisdiction or	(I.R.S. Employer Identification
incorporation or organization)	No.)

101 WOOD AVENUE, ISELIN, NEW JERSEY, 08830
(Address of principal executive offices)

     (732) 205-5000
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

Yes  x     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      Class of Common Stock             Outstanding at October 31, 2002
   $1 par value                                    127,786,189

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net sales	$858,574	$1,143,052	$2,842,709	$4,225,945
Cost of sales	702,820	974,843	2,349,107	3,718,418
Gross profit	155,754	168,209	493,602	507,527
Selling, administrative and other expenses	78,814	81,355	262,225	256,780
Special (credit) charge	-	-	(7,862)	7,100
Operating earnings	76,940	86,854	239,239	243,647
Equity in earnings of affiliates	3,870	3,520	11,940	23,928
Equity investment impairment	(57,704)	-	(57,704)	-
Loss on investments	-	-	(6,659)	-
Interest expense, net	(5,980)	(9,608)	(19,768)	(36,740)
Earnings before income taxes	17,126	80,766	167,048	230,835
Income tax expense	14,213	23,018	51,693	65,788
Net earnings	$2,913	$57,748	$115,355	$165,047
Basic earnings per share	$0.02	$0.44	$0.90	$1.27
Diluted earnings per share	$0.02	$0.43	$0.88	$1.25
Cash dividends paid per share	$0.10	$0.10	$0.30	$0.30
Average number of shares
outstanding - basic	127,732	131,011	128,407	130,124
Average number of shares
outstanding - diluted	129,839	133,263	130,966	132,300

See the Accompanying Notes to the Unaudited Condensed Consolidated
Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)
(Unaudited)

	September 30, 2002	December 31, 2001
Cash	$81,860	$33,034
Receivables, net	344,659	347,656
Committed metal positions	519,217	569,109
Inventories	418,942	401,647
Other current assets	132,448	142,301
Total current assets	1,497,126	1,493,747
Investments	178,373	213,467
Property, plant and equipment, net	815,377	822,520
Goodwill	271,710	253,603
Other intangible and noncurrent assets	207,358	212,212
Total assets	$2,969,944	$2,995,549
Short-term borrowings	$407,412	$389,051
Accounts payable	186,646	252,319
Hedged metal obligations	510,891	517,681
Other current liabilities	297,639	341,749
Total current liabilities	1,402,588	1,500,800
Long-term debt	245,644	237,853
Other noncurrent liabilities	246,060	253,390
Shareholders' equity	1,075,652	1,003,506
Total liabilities and shareholders' equity	$2,969,944	$2,995,549

See the Accompanying Notes to the Unaudited Condensed Consolidated
Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net earnings	$115,355	$165,047
Adjustments to reconcile net earnings to net cash provided by operating activities
Depreciation and depletion	79,303	72,254
Amortization of intangible assets	2,153	10,143
Loss on investments	6,659	-
Equity results, net of dividends	(8,187)	(19,770)
Equity investment impairment	57,704	-
Net change in assets and liabilities
Metal related	(20,952)	(22,027)
All other	(18,639)	(18,261)
Net cash provided by operating activities	213,396	187,386
Cash flows from investing activities
Capital expenditures	(68,777)	(111,344)
Proceeds from sale of investments	-	3,400
Acquisitions and other investments	(2,800)	(3,000)
Net cash used in investing activities	(71,577)	(110,944)
Cash flows from financing activities
Increase in short-term borrowings	18,361	33,260
Increase in hedged metal obligations	1,329	96,156
Repayment of long-term debt	(148)	(159,189)
Purchase of treasury stock	(125,788)	(69,144)
Stock option plan transactions	46,471	91,597
Dividends paid	(38,716)	(39,130)
Net cash used in financing activities	(98,491)	(46,450)
Effect of exchange rate changes on cash	5,498	(1,308)
Net increase in cash	48,826	28,684
Cash at beginning of year	33,034	33,534
Cash at end of period	$81,860	$62,218

See the Accompanying Notes to the Unaudited Condensed Consolidated
Financial Statements

ENGELHARD CORPORATION
BUSINESS SEGMENT INFORMATION
(Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net Sales Environmental Technologies	$158,197	$149,247	$493,202	$494,484
Process Technologies	125,635	131,138	377,487	413,918
Appearance and Performance
Technologies	171,882	154,766	494,884	485,364
Technology segments	455,714	435,151	1,365,573	1,393,766
Materials Services	382,080	691,422	1,438,373	2,802,439
All Other	20,780	16,479	38,763	29,740
Total net sales	$858,574	$1,143,052	$2,842,709	$4,225,945
Operating Earnings Environmental Technologies	$20,103	$35,577	$87,747	$114,710
Process Technologies	21,339	24,498	61,380	63,509
Appearance and Performance
Technologies	27,045	11,863	66,896	33,376
Technology segments	68,487	71,938	216,023	211,595
Materials Services	8,288	12,229	45,711	46,483
All Other	165	2,687	(22,495)	(14,431)
Total operating earnings	76,940	86,854	239,239	243,647
Equity in earnings of affiliates	3,870	3,520	11,940	23,928
Equity investment impairment	(57,704)	-	(57,704)	-
Loss on investments	-	-	(6,659)	-
Interest expense, net	(5,980)	(9,608)	(19,768)	(36,740)
Earnings before income taxes	17,126	80,766	167,048	230,835
Income tax expense	14,213	23,018	51,693	65,788
Net earnings	$2,913	$57,748	$115,355	$165,047

See the Accompanying Notes to the Unaudited Condensed Consolidated
Financial Statements

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

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

Note 2 - Equity Investment Impairment

      In the third quarter of 2002, the Company recorded an impairment charge of $57.7 million ($0.44 per share on a diluted basis) associated with its Engelhard-CLAL joint venture. On September 19, 2002, the Company and its partner, Fimalac, formally agreed to adopt a plan to unwind their Paris-based joint venture, Engelhard-CLAL. The adoption of this plan will cause the joint venture to incur certain costs which will reduce the future cash flows of the joint venture and will cause the Company to include the associated currency translation loss in the carrying value of the investment. In accordance with APB 18, "The Equity Method of Accounting for Investments in Common Stock," the Company has recognized the resulting impairment and reduced the carrying amount of the investment to its fair value. The Company previously disclosed that upon adoption of a plan to liquidate the joint venture, an impairment would likely be recognized. The Company expects to receive a liquidating distribution in the form of cash and assets over the next four quarters in the range of $50.0 - $55.0 million.

Note 3 - Inventories

Inventories consist of the following (in thousands):

	September 30, 2002	December 31, 2001
Raw materials	$98,286	$91,994
Work in process	74,202	67,175
Finished goods	229,631	221,916
Precious metals	16,823	20,562
Total inventories	$418,942	$401,647

      The majority of the Company's physical metal is carried in the committed metal positions line on the balance sheet with the remainder carried in the inventory line. All precious metals included in inventory are stated at LIFO cost. The market value of the precious metals inventories exceeded cost by $77.8 million and $111.1 million at September 30, 2002 and December 31, 2001, respectively. Net earnings include after-tax gains of $3.1 million and $3.2 million for the third quarter and nine months ended September 30, 2002 and 2001, respectively, from the sale of inventory accounted for under the LIFO method.

Note 4 - Comprehensive Income

Comprehensive income is summarized as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net earnings	$2,913	$57,748	$115,355	$165,047
Other comprehensive income (loss): Foreign currency translation adjustment	17,332	20,193	51,095	(37,718)
Cash flow hedge adjustment, net of tax	725	(2,476)	4,719	(7,782)
Investment adjustment, net of tax	(183)	-	(183)	-
Comprehensive income	$20,787	$75,465	$170,986	$119,547

      No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. The investment adjustment represents the write-down of the "unrestricted" shares of the Company's Plug Power investment to their estimated fair value. See Note 6, "Derivatives and Hedging," for details on the cash flow hedge adjustment.

Note 5 - Earnings Per Share

The following table represents the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2002	2001	2002	2001
Basic EPS Computation
Net earnings applicable to common
shares	$2,913	$57,748	$115,355	$165,047
Average number of shares
outstanding - basic	127,732	131,011	128,407	130,124
Basic earnings per share	$0.02	$0.44	$0.90	$1.27
Diluted EPS Computation
Net earnings applicable to common
shares	$2,913	$57,748	$115,355	$165,047
Average number of shares
outstanding - basic	127,732	131,011	128,407	130,124
Effect of dilutive stock options and
other incentives	2,107	2,252	2,559	2,176
Average number of shares
outstanding - diluted	129,839	133,263	130,966	132,300
Diluted earnings per share	$0.02	$0.43	$0.88	$1.25

Note 6 - Derivatives and Hedging

      The Company reports all derivative instruments on the balance sheet at their fair value. Changes in the fair value of derivatives designated as cash flow hedges are initially recorded in comprehensive income and are reclassified to earnings in the period the hedged item is reflected in earnings. Changes in the fair value of derivatives that are not designated as cash flow hedges are reported immediately in earnings.

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

      The Company documents all relationships between derivative hedging instruments and items impacted by cash flow hedges at the time the hedges are initiated, as well as its risk-management objectives and strategy for entering into various hedge transactions. For the three and nine-month periods ended September 30, 2002 and 2001, there was no gain or loss recognized in earnings resulting from hedge ineffectiveness.

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

      For the three and nine-month periods ended September 30, 2002, the Company reported after-tax gains of $0.3 million and after-tax losses of $0.3 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as foreign exchange cash flow hedges. For the three and nine-month periods ended September 30, 2001, the Company reported after-tax losses of $0.9 million and after-tax gains of $0.2 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as foreign exchange cash flow hedges. It is expected that cumulative losses of $0.1 million as of September 30, 2002 will be reclassified into earnings within the next three months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of forecasted transactions not occurring. As of September 30, 2002, the maximum length of time over which the Company is hedging its exposure to movements in foreign exchange rates for forecasted transactions is three months.

      A second group of forward contracts entered into to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities is not designated as hedging instruments for accounting purposes. Changes in the fair value of these items are recorded in earnings to offset the foreign exchange gains and losses arising from the effect of changes in exchange rates used to measure related monetary assets and liabilities.

Commodity Contracts

      The Company enters into contracts that are designated as cash flow hedges to protect a portion of its exposure to movements in certain commodity prices. The ultimate maturities of the contracts are timed to coincide with the expected purchase of these commodities.

      For the three and nine-month periods ended September 30, 2002, the Company reported after-tax gains of $0.5 million and $5.1 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as cash flow commodity hedges. For the three and nine-month periods ended September 30, 2001, the Company reported after-tax losses of $1.6 million and $8.0 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as cash flow commodity hedges. These amounts primarily relate to derivatives designated as natural gas cash flow hedges. It is expected that cumulative gains of $0.3 million as of September 30, 2002 will be reclassified into earnings within the next three months. As of September 30, 2002, the maximum length of time over which the Company is hedging its exposure to movements in commodity prices for forecasted transactions is three months.

Note 7 - Goodwill and Other Intangible Assets

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

      The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 addresses post-acquisition financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and other intangible assets that have indefinite useful lives will not be amortized, but rather will be tested for impairment based on the specific guidance of SFAS No. 142. The Company did not recognize an impairment loss as a result of the impairment testing that was completed in the second quarter of 2002.

      The following table sets forth the pro forma impact of applying the new non-amortization provisions of SFAS No. 142 on net income and earnings per share reported for the three and nine-month periods ended September 30, 2001 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002 (as reported)	2001 (pro forma)	2002 (as reported)	2001 (pro forma)
Net Income Reported net income	$2,913	$57,748	$115,355	$165,047
Add back: Goodwill amortization, net of tax	-	2,102	-	6,265
Tradename amortization, net of tax	-	156	-	468
Adjusted net income	$2,913	$60,006	$115,355	$171,780
Basic Earnings Per Share Reported basic earnings per share	$0.02	$0.44	$0.90	$1.27
Add back: Goodwill amortization, net of tax	-	0.02	-	0.05
Tradename amortization, net of tax	-	-	-	-
Adjusted basic earnings per share	$0.02	$0.46	$0.90	$1.32
Diluted Earnings Per Share Reported diluted earnings per share	$0.02	$0.43	$0.88	$1.25
Add back: Goodwill amortization, net of tax	-	0.02	-	0.05
Tradename amortization, net of tax	-	-	-	-
Adjusted diluted earnings per share	$0.02	$0.45	$0.88	$1.30

     The following information relates to acquired amortizable intangible assets (in thousands):

	As of September 30, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Amortizable Intangible Assets
Usage right	$16,213	$1,934	$14,611	$1,214
Supply agreements	14,701	2,980	13,544	1,895
Technology licenses	7,038	1,708	3,804	1,251
Other (a)	4,034	2,578	24,702	4,295
Total	$41,986	$9,200	$56,661	$8,655

      As of September 30, 2002, the estimated aggregate amortization expense for each of the five succeeding years is as follows (in thousands):

Estimated Annual Amortization Expense:
2002	$2,928
2003	2,990
2004	2,915
2005	2,852
2006	2,649

      The following table represents the changes in the carrying amount of goodwill for the nine-month period ended September 30, 2002 (in thousands):

	Environmental Technologies	Process Technologies	Appearance & Performance Technologies	All Other	Total
Balance as of January 1, 2002	$12,333	$108,172	$132,274	$824	$253,603
Goodwill additions	800	-	-	-	800
Reclass of other intangible asset (a)	-	-	18,613	-	18,613
Foreign currency translation adjustment	373	(1)	730	-	1,102
Purchase accounting adjustment	-	(1,900)	-	-	(1,900)
Other	(172)	-	-	(336)	(508)
Balance as of September 30, 2002	$13,334	$106,271	$151,617	$488	$271,710

(a)	SFAS No. 141 provides that an intangible asset shall be recognized apart from goodwill if it arises from contractual or other legal rights or if it is separable from the acquired entity. In accordance with the transition provisions of the statement, the Company reviewed its intangible assets to determine if they met the new criteria. As a result, it was determined that an other intangible asset of $18.6 million did not meet the new criteria and should thus be recognized as goodwill upon adoption of SFAS No. 142.

Note 8 - Committed Metal Positions and Hedged Metal Obligations

      Both spot metal positions and derivative instruments are stated at fair value. Fair value is based on published market prices. The following table sets forth the Company's unhedged metal positions included in committed metal positions in the Company's "Consolidated Balance Sheets":

Metal Positions Information (in millions):

	September 30, 2002		December 31, 2001
	Net Position	Value	Net Position	Value
Platinum group metals	Long	$20.6	Long	$44.3
Gold	Long	0.1	Long	0.2
Silver	Short	0.1	Long	0.9
Base metals	Long	4.6	Short	5.9
Total unhedged metal positions		$25.4		$51.3

      Committed metal positions include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined. As of the end of the quarter, the aggregate market value of those metals had fallen below the amounts advanced by a total of $183.8 million. This excess may grow or may be eliminated based on market price changes. The Company expects it will be settled through the receipt of cash or metals and that no loss will be incurred due to non-performance.

      Derivative metal and foreign currency instruments are used to hedge metal positions and obligations. Over 99% of these instruments have settlement terms of less than one year. The remaining instruments are expected to settle within two years. These derivative metal and foreign currency instruments consist of the following:

Metal Hedging Instruments (in millions):

	September 30, 2002		December 31, 2001
	Buy	Sell	Buy	Sell
Metal forwards/futures	$ 1,258.4	$ 458.6	$ 1,510.5	$ 699.1
Eurodollar futures	183.2	83.7	93.2	127.2
Swaps	22.1	24.4	38.3	24.1
Options	60.2	56.5	72.0	64.4
Foreign exchange forwards/futures	-	31.1	-	24.8

Note 9 - New Accounting Pronouncements

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The primary difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company expects to adopt this statement on January 1, 2003, and management does not expect this pronouncement to have any impact on the accompanying financial statements.

Note 10 - Stock Option and Bonus Plans

      The Company has several long-term incentive compensation plans that allow for the granting of stock options to employees. Had compensation cost for these plans been determined based on the fair value at grant date (using the Black-Scholes option-pricing model) for awards consistent with the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," (assuming this standard was adopted on its effective date of October 1995) the Company's net earnings and earnings per share would have been as follows:

Pro Forma Information	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2002	2001	2002	2001
Net earnings - as reported	$2.9	$57.7	$115.4	$165.0
Net earnings - pro forma	1.4	56.3	110.8	160.7
Basic earnings per share - as reported	.02	.44	.90	1.27
Basic earnings per share - pro forma	.01	.43	.86	1.23
Diluted earnings per share - as reported	.02	.43	.88	1.25
Diluted earnings per share - pro forma	.01	.42	.85	1.21

Note 11 - Other Matters

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

Note 12 - Subsequent Event

      On October 29, 2002, a jury in the New York County Supreme Court awarded the Company $29.8 million in damages in a breach of contract action the Company had brought against Research Corporation and Research Corporation Technologies in 1998. The Company claimed that the defendants did not share with it all of the royalties to which the Company was entitled under a royalty-sharing agreement it entered into with Research Corporation in 1979. Interest to the date of the verdict will increase the amount awarded to approximately $42.2 million. The defendants may seek to have the Court set aside the verdict and have judgment entered in their favor, notwithstanding the verdict of the jury, or order a new trial. When the Court enters judgment in the matter, it will be subject to appeal. Until an appeal has been filed within the required time period and the purported bases for such appeal have been considered by the Company, it is not possible to predict with any certainty either the timing or the ultimate resolution of these proceedings. Accordingly, as of September 30, 2002, the Company has not recorded a receivable as a result of this verdict.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations

Results of Operations

Comparison of the Third Quarter of 2002
with the Third Quarter of 2001

      Net earnings decreased to $2.9 million in the third quarter of 2002 from $57.7 million in the same period of 2001. Excluding the $57.7 million equity investment impairment reported in the third quarter of 2002, net earnings would have increased 5% from the same period of 2001. Operating earnings for the third quarter of 2002 decreased 11% to $76.9 million from $86.9 million in the same period of 2001. Lower operating earnings from Environmental Technologies, Process Technologies and Materials Services were partially offset by higher operating earnings from Appearance and Performance Technologies. Operating earnings in the Company's "All-Other" category decreased primarily from increased information technology and insurance expenses.

      The effective tax rate was 19% (excluding the equity investment impairment) in the third quarter of 2002 compared with 28.5% in the same period of 2001. The lower rate was a result of lowering the 2002 rate to 23% primarily from the recognition of favorable tax variances resulting from percentage depletion deductions in excess of amounts previously estimated. Additionally, the rate was favorably impacted by the recognition of foreign tax items and research and development tax credits in excess of previous estimates, and a shift in the geographical mix of earnings. The effective tax rate is expected to be approximately 23% (excluding the equity investment impairment) for the full year.

      The Company's share of earnings from affiliates was $3.9 million for the third quarter of 2002 compared with $3.5 million for the same period in 2001. The increase was primarily from the absence of losses reported in the third quarter of 2001 for Engelhard-CLAL, a 50%-owned precious-metal-fabrication joint venture.

      In the third quarter of 2002, the Company recorded an impairment charge of $57.7 million ($0.44 per share on a diluted basis) related to the write down of its investment in Engelhard-CLAL (see Note 2, "Equity Investment Impairment," for further detail).

      Net interest expense decreased 38% to $6.0 million in the third quarter of 2002 from $9.6 million for the same period of 2001. Lower net interest expense was primarily due to lower short-term interest rates. Approximately 79% and 62% of the Company's borrowings had variable interest rates as of September 30, 2002 and 2001, respectively.

Net sales decreased 25% to $0.9 billion in the third quarter of 2002 from $1.1 billion for the same period in 2001. Lower sales were primarily from decreased sales in the Materials Services segment as a result of lower platinum-group-metals prices and volumes.

Environmental Technologies

      Operating earnings decreased 43% to $20.1 million in the third quarter of 2002 from $35.6 million in the same period of 2001. Net sales for the third quarter of 2002 increased 6% to $158.2 million from $149.2 million in the same period of 2001.

      The majority of this segment's sales and operating earnings are derived from technologies to control pollution from mobile sources, including gasoline and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles. Operating earnings from auto-emission catalysts decreased as higher sales volumes in North America were offset by higher manufacturing costs and lower volumes in Europe. Sales were favorably impacted by an estimated 5% increase in worldwide production of light-duty vehicles and the addition of higher pass-through substrate costs.

      Operating earnings were lower in the segment's non-automotive markets, primarily from higher manufacturing costs including rework for power-generation applications, decreased sales volumes of emission-control systems for gas turbines and increased development and start-up costs related to new technologies for diesel engines.

Process Technologies

      Operating earnings decreased 13% to $21.3 million in the third quarter of 2002 from $24.5 million in the same period of 2001. Net sales for the third quarter of 2002 decreased 4% to $125.6 million from $131.1 million in the same period of 2001.

      Operating earnings were lower as the benefits of lower energy and raw material costs and increased demand for Lynx 1000 (trademark) catalysts and NaphthaMax (trademark) were offset by lower sales volumes to chemical-process markets. Lynx 1000 catalysts are used in the production of polypropylene and NaphthaMax enables petroleum refiners to increase gasoline yields. Sales were impacted by lower precious metal prices, which are passed through to chemical-process catalyst customers in Europe.

Appearance and Performance Technologies

      Operating earnings increased 128% to $27.0 million in the third quarter of 2002 from $11.9 million in the same period of 2001. Net sales increased 11% to $171.9 million for the third quarter of 2002 from $154.8 million in the same period of 2001.

      Operating earnings were up as a result of lower costs related to ongoing productivity initiatives and higher sales volumes. Sales increased primarily from higher volumes to the paper, coatings, cosmetics and personal care markets. Sustainable volume recovery is not expected in the paper market due to overall weakness in this market.

Materials Services

       Operating earnings decreased 32% to $8.3 million in the third quarter of 2002 from $12.2 million in the same period of 2001. Net sales for the third quarter of 2002 decreased 45% to $382.1 million from $691.4 million in the same period of 2001.

       Operating earnings were down as a result of lower volumes and lower results from the recycling (refining) of platinum group metals. Operating earnings in both years were favorably impacted by the reversal of certain expense accruals that are no longer necessary. In the third quarter of 2002, the reversal was primarily related to the cash settlement of litigation for a customer receivable recorded in 1997. In the third quarter of 2001, the reversal was primarily due to the restructuring of a professional services contract. Sales decreased from lower platinum-group-metals prices and lower volumes.

Comparison of the First Nine Months of 2002
with the First Nine Months of 2001

       Net earnings decreased 30% to $115.4 million in the first nine months of 2002 from $165.0 million in the same period of 2001. Excluding the $57.7 million equity investment impairment reported in the third quarter of 2002, the $11.0 million ($6.8 million after tax) insurance settlement gain reported in the second quarter of 2002, the $6.7 million ($4.1 million after tax) Plug Power investment impairment reported in the second quarter of 2002, the $3.1 million ($1.9 million after tax) manufacturing consolidation charge reported in the second quarter of 2002, and the $7.1 million ($4.3 million after tax) asset redeployment charge reported in the second quarter of 2001, net earnings would have increased 2% from the same period of 2001. Operating earnings for the first nine months of 2002 decreased 2% to $239.2 million from $243.6 million in the same period of 2001. Lower operating earnings from three reportable segments -- Environmental Technologies, Process Technologies and Materials Services -- were partially offset by higher operating earnings from Appearance and Performance Technologies. Operating earnings in the Company's "All-Other" category decreased primarily from increased professional fees, increased information technology expenses and increased insurance costs.

       The effective tax rate was 23% (excluding the equity investment impairment) in the first nine months of 2002 compared with 28.5% for the same period of 2001. The lower rate was primarily the result of the recognition of favorable tax variances resulting from percentage depletion deductions in excess of amounts previously estimated. Additionally, the rate was favorably impacted by the recognition of foreign tax items and research and development tax credits in excess of previous estimates, and a shift in the geographical mix of earnings. The effective tax rate is expected to be approximately 23% (excluding the equity investment impairment) for the full year.

       The Company's share of earnings from affiliates was $11.9 million for the first nine months of 2002 compared with $23.9 million for the same period in 2001. The decrease was primarily from lower equity earnings from Engelhard-CLAL. Equity earnings from Engelhard-CLAL were lower primarily from gains reported in the prior year related to a change in the mix of platinum group metals used in its operations and lower volumes due to the absence of divested business units.

        Net interest expense decreased 46% to $19.8 million in the first nine months of 2002 from $36.7 million in the same period of 2001. Lower net interest expense was due to decreased borrowings and lower short-term interest rates.

       Net sales decreased 33% to $2.8 billion in the first nine months of 2002 from $4.2 billion in the same period in 2001. Lower sales were primarily from decreased sales in the Materials Services segment as a result of lower platinum-group-metals prices and volumes.

Environmental Technologies

       Operating earnings decreased 24% to $87.7 million in the first nine months of 2002 from $114.7 million in the same period of 2001. Excluding the $3.1 million manufacturing consolidation charge reported in the second quarter of 2002, operating earnings would have decreased 21% from the same period of 2001. Net sales for the first nine months of 2002 decreased slightly to $493.2 million from $494.5 million in the same period of 2001.

       The majority of this segment's sales and operating earnings are derived from technologies to control pollution from mobile sources, including gasoline and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles. Operating earnings from auto-emission catalysts decreased primarily from lower sales volumes in Europe and higher manufacturing costs, partially offset by higher sales volumes in North America.

       Operating earnings were lower in the segment's non-automotive markets, primarily from higher manufacturing costs including rework for power-generation applications, decreased sales volumes of emission-control systems for gas turbines and increased development and start-up costs related to new technologies for diesel OEM and power generation applications. This decrease was partially offset by the reduction of a warranty accrual that was no longer necessary. In the first quarter of 2002, the Company reduced its warranty accrual for a particular stationary-source, emission-control capital equipment project by $4.9 million ($3.0 million after tax or $0.02 per share on a diluted basis) as a result of improved catalyst technology.

Process Technologies

        Operating earnings decreased 3% to $61.4 million in the first nine months of 2002 from $63.5 million in the same period of 2001. Net sales for the first nine months of 2002 decreased 9% to $377.5 million from $413.9 million in the same period of 2001.

      Operating earnings were lower as the benefits of lower energy and raw material costs and increased demand for Lynx 1000 (trademark) catalysts and NaphthaMax (trademark) were offset by lower sales volumes to chemical-process markets. Sales were impacted by lower precious metal prices, which are passed through to chemical-process catalyst customers in Europe.

Appearance and Performance Technologies

       Operating earnings increased 100% to $66.9 million in the first nine months of 2002 from $33.4 million in the same period of 2001. Excluding the $7.1 million charge reported in the second quarter of 2001 relating to asset redeployment actions and productivity improvements, operating earnings would have increased 65% from the same period of 2001. Net sales for the first nine months of 2002 increased 2% to $494.9 million from $485.4 million in the same period of 2001.

       Operating earnings were up as a result of lower costs related to productivity initiatives and higher sales volumes to the automotive, coatings, cosmetics and personal care markets. Sales were negatively impacted by lower volumes to the paper market.

Materials Services

       Operating earnings decreased 2% to $45.7 million in the first nine months of 2002 from $46.5 million in the same period of 2001. Excluding the $11.0 million insurance settlement gain reported in the second quarter of 2002, operating earnings would have decreased 25% from the same period of 2001. Net sales for the first nine months of 2002 decreased 49% to $1.4 billion from $2.8 billion in the same period of 2001.

       Operating earnings were down as a result of lower volumes and lower results from the recycling (refining) of platinum group metals. Operating earnings in both years were favorably affected by several items that triggered recognition of events reflecting operations from prior periods. In 2002, operating earnings were favorably impacted by the timing of platinum-group-metal transactions, an insurance settlement gain, the reversal of an expense accrual related to the cash settlement of litigation for a customer receivable recorded in 1997 and a contractual benefit realized in the first quarter of 2002. Income related to certain platinum-group-metal transactions realized previously but deferred pending the resolution of certain pricing provisions was recognized in the second quarter of 2002 when those pricing provisions were agreed upon contractually. In 2001, operating earnings were favorably impacted by the reversal of certain expense accruals that are no longer necessary due to the recovery of metal from an unexpected industrial customer bankruptcy and the restructuring of a professional services contract. Sales decreased from lower platinum-group-metals prices and lower volumes.

Financial Condition and Liquidity

       Working capital was $94.5 million at September 30, 2002 compared with a slight deficit of $7.1 million at December 31, 2001. The Company's current ratio was 1.1 at September 30, 2002 compared to 1.0 at December 31, 2001. The percentage of total debt to total capitalization was 38% at September 30, 2002 and December 31, 2001. However, the Company's cash balance increased $48.8 million to $81.9 million at September 30, 2002.

       The variance in cash flows from operating activities can be impacted by activity in the Materials Services segment and reflects changes in metal positions used to facilitate requirements of the Company, its metals customers and suppliers. Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, transactions are hedged on a daily basis. Hedging is accomplished primarily through forward, future and option contracts. However, in closely monitored situations for which exposure levels have been set by senior Management, the Company from time to time holds large unhedged industrial commodity positions that are subject to future market price fluctuations. These positions are included in committed metal positions along with hedged metal holdings. The bulk of hedged metal obligations represents spot short positions. As these positions generate cash, their cash effect is included in the financing activities section of the Company's "Consolidated Statements of Cash Flows." Other than in closely monitored situations, these positions are hedged with forward purchases. In addition, the aggregate fair value of derivatives in a loss position are reported in hedged metal obligations (derivatives in a gain position are included in committed metal positions). Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Committed metal positions include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined. As of the end of the quarter, the aggregate market value of those metals had fallen below the amounts advanced by a total of $183.8 million. This excess may grow or may be eliminated based on market price changes. The Company expects it will be settled through the receipt of cash or metals and that no loss will be incurred due to non-performance.

       The variance in cash flows from financing activities is primarily related to a change in hedged metal obligations, an increase in the purchase of treasury stock, a decrease in stock option plan transactions associated with the exercise of stock options and the repayment of long-term debt in the third quarter of 2001.

       The Company has filed a shelf registration for $300 million of Corporate debt. Plans to issue debt under the shelf registration are under consideration by Management.

      As a result of depressed market conditions over the past two years, the Company's pension plans are now in an under-funded position. In order to reduce this under-funded position, the Company made a $50 million cash contribution in the third quarter of 2002. The Company has determined that its net pension cost is projected to be approximately $19 million in 2003, compared to $12 million in 2002 and $8 million in 2001.

       The Company has consistently derived considerable cash flow from operations, which has been used, along with both short- and long-term debt, to pay for capital expenditures, acquisitions, dividends and other corporate requirements. The continuation of these levels of cash flow is expected but is subject to risk factors disclosed in the Company's 2001 Form 10-K and in the Forward-Looking Statements section below. In addition, the Company has consistently maintained investment-grade credit ratings that it considers important for cost-effective and ready access to the credit markets. Management fully expects to be able to obtain future funding from both short- and long-term debt for cash requirements in excess of those from operations. In the event that any of these sources prove to be below expectations, the Company has access to committed lines of credit aggregating $800 million as of September 30, 2002.

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

Item 4.	Controls and Procedures

      Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	Pages

(a)	(12)	Computation of the Ratio of Earnings to Fixed Charges.	27-28

(b)		In a report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002, the Company reported that its Principal Executive Officer and its Principal Financial Officer had filed sworn statements with the Securities and Exchange Commission pursuant to order of the Commission dated June 27, 2002.	*

* Incorporated by reference as indicated.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENGELHARD CORPORATION
(Registrant)

Date:	November 12, 2002	/s/ Barry W. Perry
Barry W. Perry
Chairman and Chief
Executive Officer

Date:	November 12, 2002	/s/ Michael A. Sperduto
Michael A. Sperduto
Vice President and Chief
Financial Officer

Certification
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      I, Barry W. Perry, Chairman and Chief Executive Officer of Engelhard Corporation (the "Company"), certify that:

  I have reviewed this quarterly report on Form 10-Q of the Company;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ Barry W. Perry
Barry W. Perry
Chairman and Chief
Executive Officer

Certification
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      I, Michael A. Sperduto, Vice President and Chief Financial Officer of Engelhard Corporation (the "Company"), certify that:

  I have reviewed this quarterly report on Form 10-Q of the Company;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which would adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 12, 2002	/s/ Michael A. Sperduto
Michael A. Sperduto
Vice President and Chief
Financial Officer

EXHIBIT 12

COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES

ENGELHARD CORPORATION
COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended September 30,		Years Ended December 31,
	2002		2001	2000		1999	1998	1997
Earnings from continuing operations before provision for income taxes	$167,048		$305,224	$245,687		$284,118	$260,563	$85,812

Add/(deduct)

Portion of rents representative of the interest factor	6,300		8,400	8,800		7,000	3,500	3,000

Interest on indebtedness	19,768		43,994	62,649		56,555	58,887	52,776

Equity dividends	3,753		4,158	4,363		2,431	2,022	3,803

Equity in (earnings) losses of affiliates	(11,940)		(29,095)	(24,187)		(16,266)	(10,077)	47,833

Earnings, as adjusted	$184,929		$332,681	$297,312		$333,838	$314,895	$193,224

Fixed Charges

Portion of rents representative of the interest factor	$6,300		$8,400	$8,800		$7,000	$3,500	$3,000

Interest on indebtedness	19,768		43,994	62,649		56,555	58,887	52,776

Capitalized interest	2,250		3,000	3,880		2,580	1,897	651

Fixed charges	$28,318		$55,394	$75,329		$66,135	$64,284	$56,427

Ratio of Earnings to Fixed Charges	6.53	(a)	6.01	3.95	(b)	5.05	4.90	3.42	(c)

(a)	Earnings in 2002 were impacted by an insurance settlement gain of $11.0 million, an investment impairment of $6.7 million, a manufacturing consolidation charge of $3.1 million and an equity investment impairment of $57.7 million. Excluding these items, the ratio of earnings to fixed charges would have been 8.53.

(b)	Earnings in 2000 were negatively impacted by pre-tax special and other charges of $134.2 million for a variety of events. Excluding these charges, the ratio of earnings to fixed charges would have been 5.73.

(c)	Earnings in 1997 were negatively impacted by pre-tax special and other charges of $149.6 million for a variety of events. Excluding these charges, the ratio of earnings to fixed charges would have been 5.28.

Certification Accompanying Periodic Report
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. Section 1350)

       The undersigned, Barry W. Perry, Chairman and Chief Executive Officer of Engelhard Corporation (the "Company"), and Michael A. Sperduto, Vice President and Chief Financial Officer of the Company, each hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2002 (the "Report") (1) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

Date:	November 12, 2002	/s/ Barry W. Perry
Barry W. Perry
Chairman and Chief
Executive Officer

Date:	November 12, 2002	/s/ Michael A. Sperduto
Michael A. Sperduto
Vice President and Chief
Financial Officer