Form 10-K
period 2002-12-31
ENGELHARD CORP
filed 2003-03-25
CIK 352947

2002
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [  ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [  ].

The aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 28, 2002 was approximately $3,659,220,233.

As of March 14, 2003, 127,344,885 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed by April 30, 2003.

TABLE OF CONTENTS

Item	Page
	Part I
1.	Business
	(a) General development of business	3
	(b) Available information of Engelhard	3
	(c) Segment and geographic area data	3-6, 63-66
	(d) Description of business	3-6, 63-66
	(e) Environmental matters	7-8

2.	Properties	8

3.	Legal Proceedings	8-9

4.	Submission of Matters to a Vote of Security Holders	9

4A.	Executive Officers of the Registrant	10

	Part II

5.	Market for Registrant's Common Equity and Related Stockholder Matters	11

6.	Selected Financial Data	11-12, 75

7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-26

7A.	Quantitative and Qualitative Disclosures About Market Risk	27-28

8.	Financial Statements and Supplementary Data	29-74

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	75

	Part III

10.	Directors and Executive Officers of the Registrant	10, 76

11.	Executive Compensation	76

12.	Security Ownership of Certain Beneficial Owners and Management	77-78

13.	Certain Relationships and Related Transactions	78

	Part IV

14.	Controls and Procedures	78-79

15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	79-248

PART I

ITEM 1.  BUSINESS

      Engelhard Corporation (which together with its subsidiaries, is collectively referred to as the Company) was formed under the laws of Delaware in 1938 and became a public company in 1981. The Company's principal executive offices are located at 101 Wood Avenue, Iselin, NJ, 08830 (telephone number (732) 205-5000).

      The Company maintains a Web site, free of charge, at www.Engelhard.com, which contains information about us, including links to our annual report on Form 10-K, quarterly reports on Form
10-Q, current reports on Form 8-K, and related amendments, which are available as soon as reasonably practicable after such reports are filed or furnished electronically with the SEC. Our Web site and the information contained in it shall not be deemed incorporated by reference to this Form 10-K.

      The Company develops, manufactures and markets technology-based performance products and engineered materials for a wide spectrum of industrial customers. The Company also serves its technology segments, their customers and others with precious and base metals and related services.

      The Company employed approximately 6,650 people as of January 1, 2003 and operates on a worldwide basis with corporate headquarters in the United States, manufacturing facilities, mineral reserves and other operations in the Asia-Pacific region, the European community, North America, the Russian Federation, South Africa and South America.

       The Company's businesses are organized into four reportable segments -- Environmental Technologies, Process Technologies, Appearance and Performance Technologies and Materials Services.

       The following information on the Company is included in Note 18, "Business Segment and Geographic Area Data," of the Notes to Consolidated Financial Statements: net sales to external customers, operating earnings/(loss), special (charge)/credit, interest income, interest expense, depreciation, depletion and amortization, equity in earnings of affiliates, total assets, income taxes, equity investments, equity investment impairment and capital expenditures.

Environmental Technologies

       The Environmental Technologies segment markets cost-effective compliance with environmental regulations enabled by sophisticated emission-control technologies and systems.

       Environmental catalysts are used in applications such as the abatement of carbon monoxide, oxides of nitrogen and hydrocarbon emissions from gasoline, diesel and alternate-fueled vehicles. These catalysts also are used to remove odors, fumes and pollutants associated with a variety of process industries, co-generation and gas-turbine power generation, household appliances and lawn and garden power tools.

       The products of the Environmental Technologies segment compete in the marketplace on the basis of value, performance and cost. No single competitor is dominant in the markets in which the Company operates.

       The manufacturing operations of the Environmental Technologies segment are carried out in the United States, Italy, Germany, India, South Africa, Brazil, China, Thailand and the United Kingdom, with equity investments located in South Korea and the United States. The products are sold principally through the Company's sales organizations or those of its equity investments, supplemented by independent distributors and representatives.

       Principal raw materials used by the Environmental Technologies segment include precious metals, procured by the Materials Services segment, and a variety of minerals and chemicals that are generally readily available.

       As of January 1, 2003, the Environmental Technologies segment had approximately 1,990 employees worldwide. Most hourly employees are not covered by collective bargaining agreements. Employee relations have generally been good.

Process Technologies

       The Process Technologies segment enables customers to make their processes more productive, efficient, environmentally sound and safer through the supply of advanced chemical-process catalysts, additives and sorbents.

      Process Technologies' chemical-process catalysts are used in the manufacture of a variety of products and intermediates made by chemical, petrochemical, pharmaceutical and agricultural chemical producers. In addition, they are used in the production of polypropylene which is used in a wide range of products, including food packaging, carpets, toys and automobile bumpers. Sorbents are used to purify and decolorize naturally occurring fats and oils for the manufacture of shortenings, margarines and cooking oils. Petroleum catalysts and additives are used by refiners to provide economies in petroleum processing and to meet increasingly stringent fuel-quality requirements. The segment's catalyst products are based on the Company's proprietary technology and often are application-specific.

      The products of the Process Technologies segment compete in the marketplace on the basis of value, performance and cost. No single competitor is dominant in the markets in which the Company operates.

      The manufacturing operations of the segment are carried out in the United States, Italy, The Netherlands and Spain. The products are sold principally through the Company's sales organizations supplemented by independent distributors and representatives.

      The principal raw materials used by the segment include metals, procured by the Materials Services segment and from third parties; kaolin-based intermediates supplied by the Appearance and Performance Technologies segment; and a variety of other minerals and chemicals that are generally readily available.

       As of January 1, 2003, the Process Technologies segment had approximately 1,750 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

Appearance and Performance Technologies

       The Appearance and Performance Technologies segment provides pigments, effect materials and performance additives that enable its customers to market enhanced image and functionality in their products. This segment serves a broad array of end markets including coatings, plastics, cosmetics, construction and paper. This segment's products help customers improve the look, performance and overall cost of their products. This segment is also the internal supply source of precursors for some of the Company's advanced refining-process catalysts.

      The segment's principal products include special-effect materials and films, color pigments and dispersions, paper pigments and extenders and specialty performance additives. The segment's special-effect pigments provide a range of aesthetic effects in coatings, personal care and cosmetics products, packaging, plastics, inks, glitter, gift wrap, textiles and other applications. Color pigments include a broad range of organic and inorganic products, dispersions and universal colorants that impart color to automotive finishes, coatings, plastics and inks. Paper pigments are used as coating and extender pigments to improve the opacity, brightness, gloss and printability of coated and uncoated papers. Specialty performance additives are used to improve the functionality, appearance and value of liquid and powder coatings, plastics, rubber, adhesives, inks, concrete and cosmetics. Iridescent and specialty films are used to visually enhance a variety of products in such applications as product packaging, labels, glitter, gift wrap and textiles.

      In November 2002, the Company acquired certain operating assets of Shuozhou Anpeak Kaolin Co., Ltd., a China-based producer of calcined kaolin products. This acquisition enhances the Company's ability to provide specialty mineral technologies to the Asian market.

       The products of the Appearance and Performance Technologies segment compete in the marketplace on the basis of value, performance and cost. No single competitor is dominant in the markets in which the Company operates.

      The manufacturing operations of the segment are carried out in the United States, South Korea, China and Finland. Subsidiary sales and distribution centers are located in France, Hong Kong, Japan, Mexico, and The Netherlands, in addition to the manufacturing site locations noted above. Products are sold through the Company's sales organization supplemented by independent distributors and representatives.

       The principal raw materials used by the Appearance and Performance Technologies segment include naturally occurring minerals such as kaolin, attapulgite and mica, which are mined from mineral reserves owned or leased by the Company, and a variety of other minerals and chemicals that are readily available.

       As of January 1, 2003, the Appearance and Performance Technologies segment had approximately 2,170 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

Materials Services

       The Materials Services segment serves the Company's technology segments, their customers and others with precious and base metals and related services. This is a distribution and materials services business that purchases and sells precious metals, base metals and related products and services. It does so under a variety of pricing and delivery arrangements structured to meet the logistical, financial and price-risk management requirements of the Company, its customers and suppliers. Additionally, it offers the related services of precious-metal refining and storage and produces salts and solutions.

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

       Offices are located in the United States, Italy, Japan, the Russian Federation, Switzerland and the United Kingdom. As of January 1, 2003, the Materials Services segment had approximately 90 employees worldwide.

Equity Investments

      The Company has equity investments in affiliates that are accounted for under the equity method. These investments are N.E. Chemcat Corporation (N.E. Chemcat), Heesung-Engelhard, Engelhard-CLAL and Prodrive-Engelhard. N.E. Chemcat is a 38.8%-owned, publicly traded Japanese corporation and a leading producer of automotive and chemical catalysts, electronic chemicals and other precious-metals-based products. Heesung-Engelhard, a 49%-owned joint venture in South Korea, manufactures and markets catalyst products for automobiles. Engelhard-CLAL, a 50%-owned joint venture, manufactures and markets certain products containing precious metals. Prodrive-Engelhard, a 50%-owned joint venture in the United States, specializes in the design, development and testing of vehicle emission systems.

Major Customers

       For the years ended December 31, 2002, 2001 and 2000, Ford Motor Company, a customer of the Environmental Technologies and Materials Services segments, accounted for more than 10% of the Company's net sales. Sales to this customer included both fabricated products and precious metals and were therefore significantly influenced by fluctuations in precious-metal prices as was the quantity and type of metal purchased. In such cases, market price fluctuations, quantities and types of product purchased can result in material variations in sales reported, but do not usually have a direct or significant effect on earnings.

Research and Patents

       The Company currently employs approximately 568 scientists, technicians and auxiliary personnel engaged in research and development in the fields of surface chemistry and materials science. These activities are conducted in the United States and abroad. Research and development expenses were $88.2 million in 2002, $84.3 million in 2001 and $82.8 million in 2000.

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

Environmental Matters

      With the oversight of environmental agencies, the Company is currently preparing, has under review, or is implementing environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites, including Plainville, Massachusetts. The Company is continuing to investigate contamination at Plainville under a 1993 agreement with the United States Environmental Protection Agency (EPA). The Company is continuing to address decommissioning issues under authority delegated by the Nuclear Regulatory Commission to the Commonwealth of Massachusetts. A Salt Lake City, Utah site was sold in 2002, with the primary liability for remediating the site contractually transferred to the buyer and Engelhard remaining responsible for specified remediation costs.

      In addition, as of December 31, 2002, twelve sites have been identified at which the Company believes liability as a potentially responsible party is probable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund imposes strict, joint and several liability under certain circumstances. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de-minimis contributor of hazardous substances at a number of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances or natural resource damages, the Company has settled a number of other cleanup proceedings. The Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

      The accruals for environmental cleanup-related costs recorded in the consolidated balance sheets at December 31, 2002 and 2001 were $18.5 million and $23.2 million, respectively, including $0.1 million and $0.6 million, respectively, for Superfund sites. These amounts represent those costs that the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents approximately 40% of what it believes are the reasonably possible environmental cleanup-related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

      Cash payments for environmental cleanup-related matters were $1.8 million in 2002 and $1.7 million in both 2001 and 2000. The amounts accrued in connection with environmental cleanup-related matters were not significant over this time period.

      For the past three-year period, environmental-related capital projects have averaged less than 10% of the Company's total capital expenditure programs, and the expense of environmental compliance (e.g., environmental testing, permits, consultants and in-house staff) was not material.

       There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup-related matters are projected to be $2.9 million for 2003, which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, management believes environmental cleanup-related reserves at December 31, 2002 are reasonable and adequate, and environmental matters are not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on the Company's operating results or cash flows.

ITEM 2.  PROPERTIES

       The Company leases a building on approximately seven acres of land with an area of approximately 271,000 square feet in Iselin, NJ. This building serves as the principal executive and administrative office of the Company and its operating segments. The Company owns approximately eight acres of land and three buildings with a combined area of approximately 150,000 square feet in Iselin, NJ. These buildings serve as the major research and development facilities for the Company's operations. The Company also owns or leases research facilities in Gordon, GA; Union, NJ; Buchanan and Ossining, NY; Beachwood, OH; Pasadena, TX; Hannover, Germany; and De Meern, The Netherlands.

       The Environmental Technologies segment operates company-owned plants in Huntsville, AL; East Windsor, CT; Wilmington, MA; Duncan, SC; East Newark and Carteret, NJ; Fremont, CA; Nienburg, Germany; Madras, India; Port Elizabeth, South Africa; Rome, Italy; Indiatuba, Brazil; Shanghai, China; Rayoung, Thailand; and Coleford and Cinderford in the United Kingdom.

       The Process Technologies segment operates company-owned plants in Attapulgus and Savannah, GA; Elyria, OH; Erie, PA; Seneca, SC; Jackson, MS; Pasadena, TX; Rome, Italy; De Meern, The Netherlands; and Tarragona, Spain.

       The Appearance and Performance Technologies segment operates company-owned attapulgite processing plants in Quincy, FL near the area containing its attapulgite reserves, plus a mica mine and processing facilities in Hartwell, GA. In addition, the segment operates five company-owned kaolin mines and five milling facilities in Middle Georgia, which serve an 85-mile network of pipelines to three processing plants. It also operates on company-owned land containing kaolin and leases on a long-term basis kaolin mineral rights to additional acreage. The segment also operates company-owned sales and manufacturing facilities in Helsinki, Kotka, and Rauma, Finland; Shanxi, China; and Tokyo, Japan, in addition to owning and operating color, pearlescent pigment and film manufacturing facilities in Sylmar, CA; Louisville, KY; Eastport, ME; Peekskill, NY; Elyria, OH; Charleston, SC; and Inchon, South Korea. Management believes the Company's kaolin, attapulgite and mica reserves will be sufficient to meet its needs for the foreseeable future.

       The Materials Services segment's operations are conducted at leased facilities in Iselin, NJ; Lincoln Park, MI; Tokyo, Japan; Moscow, Russia; Zug, Switzerland; and London, United Kingdom. In addition, the segment's operations are conducted at company-owned facilities in Seneca, SC; Carteret, NJ and Rome, Italy.

       Management believes that the Company's processing and refining facilities, plants and mills are suitable and have sufficient capacity to meet its normal operating requirements for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

      The Company is one of a number of defendants in numerous proceedings that allege that the plaintiffs were injured from exposure to hazardous substances purportedly supplied by the Company and other defendants or that existed on Company premises. The Company is also subject to a number of environmental contingencies (see Note 20, "Environmental Costs," for further detail) and is a defendant in a number of lawsuits covering a wide range of other matters. In some of these matters, the remedies sought or damages claimed are substantial. While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from management's current expectations, could have a material adverse effect on the Company's operating results or cash flows.

      In 1998, management learned that Engelhard and several other companies operating in Japan had been victims of an elaborate scheme involving base-metal inventory held in third-party warehouses in Japan. The inventory loss was approximately $40 million in 1997 and $20 million in 1998. In the first quarter of 1998, Engelhard recorded a receivable from the insurance carriers and third parties involved for approximately $20 million. This amount represented management's and counsel's best estimate of the minimum probable recovery from the various insurance policies and other parties involved in the fraudulent scheme. As of June 30, 2002, the Company had recovered $11.2 million. In July 2002, the Company received an additional $19.8 million, net of legal fees, from insurance settlements reached in June. Accordingly, the Company recorded a gain of $11.0 million ($6.8 million after tax) in the second quarter of 2002 in its Materials Services segment.

      The Company is involved in a value-added tax dispute in Peru. Management believes the Company was targeted by corrupt officials within a former Peruvian government. On December 2, 1999, Engelhard Peru, S.A., a wholly owned subsidiary, was denied refund claims of approximately $28 million. The Peruvian tax authority also determined that Engelhard Peru, S.A. is liable for approximately $63 million in refunds previously paid, fines and interest as of December 31, 1999. Interest and fines continue to accrue at rates established by Peruvian law. The Peruvian Tax Court ruled on February 11, 2003 that Engelhard Peru, S.A. was liable for these amounts, overruling precedent to apply a "form over substance" theory without any determination of fraudulent participation by Engelhard Peru, S.A. The Tax Court is part of the Peruvian Ministry of Economics and Finance. Engelhard Peru, S.A. is contesting these determinations vigorously, and management believes, based on consultation with counsel, that Engelhard Peru, S.A. is entitled to all refunds claimed and is not liable for these additional taxes, fines or interest. In late October 2000, a criminal proceeding alleging tax fraud and forgery related to this value-added tax dispute was initiated against two Lima-based officials of Engelhard Peru, S.A. Although Engelhard Peru, S.A. is not a defendant, it may be civilly liable in Peru if its representatives are found responsible for criminal conduct. In its own investigation, and in detailed review of the materials presented in Peru, management has not seen any evidence of tax fraud by these officials. Accordingly, Engelhard Peru, S.A. is assisting in the vigorous defense of this proceeding. Management believes the maximum economic exposure is limited to the aggregate value of all assets of Engelhard Peru, S.A. That amount, which is approximately $30 million including unpaid refunds, has been fully provided for in the accounts of the Company.

      On October 29, 2002, a jury in the New York County Supreme Court awarded the Company $29.8 million in damages in a breach of contract action the Company had brought against Research Corporation and Research Corporation Technologies in 1998. The jury found that the defendants did not share with the Company all of the royalties to which the Company was entitled under a royalty-sharing agreement it entered into with Research Corporation in 1979. Statutory interest to the date of the verdict would have increased the amount awarded to approximately $42.2 million. On March 21, 2003, the Company entered into a settlement agreement, releasing this claim in exchange for payment of $38 million.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             Not applicable.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

ARTHUR A. DORNBUSCH, II	Age 59. Vice President, General Counsel and Secretary of the Company from prior to 1994.

MARK DRESNER	Age 51. Vice President of Corporate Communications effective December 17, 1998. Director of Corporate Communications from October 1995 to December 1998.

JOHN C. HESS	Age 51. Vice President, Human Resources effective August 1, 1997.

PETER B. MARTIN	Age 63. Vice President, Investor Relations effective June 18, 1997.

BARRY W. PERRY *	Age 56. Chairman and Chief Executive Officer of the Company since January 2001. President and Chief Operating Officer from 1997 until 2001. Mr. Perry is also a director of Arrow Electronics, Inc. and Cookson Group plc.

ALAN J. SHAW	Age 54. Controller of the Company effective January 1, 2003. Vice President-Finance of Materials Services from January 1993 to January 2003.

MICHAEL A. SPERDUTO	Age 45. Vice President and Chief Financial Officer of the Company effective August 2, 2001. Controller of the Company from August 1999 to August 2001. Vice President-Finance from July 1998 to August 1999. Treasurer prior thereto.

* Also a director of the Company

       Officers of the Company are elected at the meeting of the Board of Directors held in May of each year after the annual meeting of shareholders and serve until their successors shall be elected and qualified and shall serve as such at the pleasure of the Board.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of March 1, 2003, there were 5,199 holders of record of the Company's common stock, which is traded on the New York Stock Exchange (ticker symbol "EC"), as well as on the London and Swiss stock exchanges.

      The range of market prices and cash dividends for each quarterly period were as follows:

	NYSE Market Price		Cash dividends paid
	High	Low	per share
2002 First quarter	$31.16	$25.02	$0.10
Second quarter	33.00	26.62	0.10
Third quarter	29.00	22.44	0.10
Fourth quarter	25.44	21.18	0.10

2001 First quarter	$27.35	$19.31	$0.10
Second quarter	29.20	24.10	0.10
Third quarter	27.23	18.20	0.10
Fourth quarter	28.40	22.27	0.10

ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data
($ in millions, except per-share amounts)

	2002	2001	2000	1999	1998
Net sales	$3,753.6	$5,096.9	$5,542.6	$4,488.0	$4,246.6
Net earnings (1)	171.4	225.6	168.3	197.5	187.1
Basic earnings per share	1.34	1.73	1.33	1.49	1.30
Diluted earnings per share	1.31	1.71	1.31	1.47	1.29
Total assets	3,020.7	2,995.5	3,166.8	2,920.5	2,866.3
Long-term debt	247.8	237.9	248.6	499.5	497.4
Shareholders' equity	1,077.2	1,003.5	874.6	764.4	901.6
Cash dividends paid per share	0.40	0.40	0.40	0.40	0.40
Return on average shareholders' equity (1)	16.5%	24.0%	20.5%	23.7%	22.2%

(1)  Net earnings in 2002 include the following: an impairment charge of $57.7 million associated with the Engelhard-CLAL joint venture (see Note 9, "Investments," for further detail), an impairment charge of $4.1 million associated with an investment in fuel-cell developer Plug Power Inc. (see Note 9, "Investments," for further detail), a charge of $1.9 million related to a manufacturing consolidation plan and a $6.8 million insurance settlement gain (see Note 5, "Special and Other Charges," for further detail).

      Net earnings in 2000 include the following: fourth-quarter special and other charges of $75.1 million for a variety of events (see Note 5, "Special and Other Charges," for further detail), a third-quarter impairment charge of $16.9 million related to the write-down of goodwill and fixed assets of the Company's HexCore business unit and net gains of $12.9 million on sales of investments.

      Net earnings in 1999 include net gains of $6.0 million on sales of investments and land.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Unless otherwise indicated, all per-share amounts are presented as diluted earnings per share, as calculated under Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share."

      For a discussion of the Company's critical accounting policies, see page 23.

Results of Operations

      Net sales were $3.8 billion in 2002, compared with $5.1 billion in 2001 and $5.5 billion in 2000. Net earnings were $171.4 million ($1.31 per share) in 2002, compared with $225.6 million ($1.71 per share) in 2001 and $168.3 million ($1.31 per share) in 2000.

      Excluding certain items reported in 2002 and 2000, the Company would have reported net earnings of $228.3 million and $247.4 million for the years ended December 31, 2002 and 2000, respectively. Management believes the amounts as adjusted better reflect the core earnings of the Company. The following table reconciles the Company's net earnings as adjusted with reported net earnings (in millions):

	2002	2001	2000
Net earnings - as adjusted	$228.3	$225.6	$247.4
Plug Power Inc. investment impairment	(4.1)	-	-
Equity investment impairment	(57.7)	-	-
Special credit/(charge), net - see Note 5	4.9	-	(92.0)
Net gains on asset sales	-	-	12.9
Net earnings - as reported	$171.4	$225.6	$168.3

      The information in the discussion of each segment's results is derived directly from the internal financial reporting system used for management purposes. Items allocated to each segment's results include the majority of corporate operating charges. Unallocated items include interest expense, interest income, royalty income, sale of precious metals accounted for under the last-in, first-out (LIFO) method, certain special and other charges, income taxes, certain information technology development costs and other miscellaneous corporate items.

Environmental Technologies

      The Environmental Technologies segment markets cost-effective compliance with environmental regulations enabled by sophisticated emission-control technologies and systems.

2002 Performance

      Sales increased 5% to $680.4 million, and operating earnings decreased 23% to $109.2 million.

Discussion

      The majority of this segment's sales and operating earnings are derived from technologies to control pollution from mobile sources, including gasoline- and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles.

      Sales increased primarily from the addition of higher pass-through substrate costs of $32.2 million, an estimated 2% increase in worldwide production of light-duty vehicles and higher volumes in both OEM and retrofit diesel markets. Higher sales were reduced by $15.8 million on lower volumes of emission-control systems for gas turbines used in power-generation applications and by $7.8 million on lower volumes to the surface coatings markets.

      Operating earnings decreased primarily from higher expenses of $11.4 million associated with rework for power-generation applications, higher depreciation, depletion and amortization costs of $5.5 million, a manufacturing consolidation charge of $3.1 million recorded in 2002 and higher research and development costs of $3.0 million.

Outlook

      This segment expects growth in sales and operating earnings as emission-control regulations become stricter around the world and address a much broader range of emission sources. Demand from the automotive market is expected to remain strong in response to the Company's development of several new technologies. Although auto builds are forecasted to be down slightly in 2003, ongoing productivity improvements and increased demand in Asia are expected to support modest growth in this portion of the segment. A significant decline in auto builds could have an unfavorable effect on this segment, depending on the demand for platforms where the segment provides catalysts.

      Stationary source comparisons are expected to be unfavorable for catalysts for emission-control systems for gas turbines used in peak-power-generation applications from higher sales a year ago and a decline in demand. Demand is expected to remain soft for technologies related to peak-power-generation due to the current lack of funding for these projects.

       Sales of advanced catalysts for medium- and heavy-duty diesel trucks increased in the second half of 2002 and are expected to expand in 2003 as new regulations begin to take effect. Investment in research for medium- and heavy-duty diesel continues at an accelerated pace in anticipation of more stringent regulations scheduled to begin phasing in during 2005 and 2007.

       This segment continues to work to reduce its reliance on the automotive market by developing an array of applications not only for medium-and heavy-duty diesel markets, but also for non-automotive markets, including technologies for motorcycles; small engines, such as lawn and garden power equipment; charbroilers; mining and construction; and ozone management.

2001 compared with 2000

      Sales increased 2% to $646.7 million, and operating earnings increased 22% to $142.4 million. Excluding the impact of special and other charges of $15.4 million in 2000, operating earnings increased 8%.

Discussion (excluding the impact of special and other charges in 2000)

      Sales and operating earnings from technologies to control pollution from mobile sources increased 3% and 8%, respectively. In spite of a 5% decline in production of light-duty vehicles in both North America and Europe, earnings increased primarily from higher volumes of auto-emission catalysts in North America.

      Sales and earnings also were favorably impacted by strength in the segment's non-automotive markets, primarily from increased volumes of emission-control systems for gas turbines used in peak-power-generation. These increases were partly offset by the absence of operating earnings of $5.2 million from the segment's metal-joining products business sold in September 2000 and $1.1 million from the segment's silver nitrate business sold in February 2001. Excluding the results of these dispositions, sales and operating earnings would have increased 9% and 14%, respectively.

Process Technologies

      The Process Technologies segment enables customers to make their processes more productive, efficient, environmentally sound and safer through the supply of advanced chemical-process catalysts, additives and sorbents.

2002 Performance

      Sales decreased 5% to $538.8 million, and operating earnings decreased 1% to $93.0 million.

Discussion

      Sales and operating earnings were lower in 2002 primarily from lower volumes to the chemical-process and petroleum-refining markets. These decreases were partially offset by increased demand for Lynx 1000 (trademark) polypropylene catalysts, NaphthaMax (trademark) refining catalysts and petroleum-refining additives which aggregated $37.2 million, plus the full-year inclusion of the fats and oils catalyst business acquired from Sud Chemie in October 2001 and the introduction of a new gas-to-liquids catalyst in 2002. Sales also were reduced by $17.6 million due to lower precious metal prices, which are passed through to chemical-process catalyst customers in Europe.

      Operating earnings were favorably impacted by lower energy and raw material costs of $6.3 million, the elimination of goodwill amortization of $3.6 million related to the adoption of Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets," full-year inclusion of results from the fats and oils catalyst business acquired from Sud Chemie in October 2001 of $2.5 million and favorable impact of foreign exchange of $1.6 million.

Outlook

      Sales and earnings growth in this segment are expected to come from custom process catalysts such as those that enable conversion of gas-to-liquids; high value-add petroleum refining catalysts (primarily NaphthaMax (trademark) and FlexTec (trademark)); petroleum refining additives; and increased market penetration for polypropylene catalysts. Continued cost management, productivity improvements and product technology advances will also contribute to earnings growth. Capacity expansion of a polyolefin catalyst plant will come online in 2003. Overall weakness in the chemical-process market and relatively flat demand in the petroleum refining market are expected to continue for most of 2003.

2001 compared with 2000

      Sales of $568.2 million in 2001 were essentially unchanged compared with the same period in 2000, and operating earnings increased 16% to $94.3 million. Excluding the impact of special and other charges of $5.5 million in 2000, operating earnings increased 9%.

Discussion (excluding the impact of special and other charges in 2000)

      Sales were unchanged compared with 2000 as higher volumes to chemical-process and petroleum-refining markets were offset by significantly lower precious metal prices, which are passed through to chemical-process catalyst customers in Europe. Excluding the impact of these pass-through metal costs, sales would have increased 8% on higher volumes and prices. The higher volumes were driven by strong demand for Lynx 1000 (trademark) catalyst used in the production of polypropylene and NaphthaMax (trademark), which enables petroleum refiners to increase gasoline yields.

      The increase in operating earnings was driven primarily from higher sales volumes that favorably impacted earnings by $7 million, reduced costs from productivity improvements of $5 million, the full-year inclusion of results from the polyolefin catalyst business of Targor GmbH acquired in September 2000 and moderate price increases of $2 million. Earnings in 2001 were held back by higher energy and raw material costs of $9 million.

Appearance and Performance Technologies

      The Appearance and Performance Technologies segment provides pigments, effect materials and performance additives that enable its customers to market enhanced image and functionality in their products. This segment serves a broad array of end markets including coatings, plastics, cosmetics, construction and paper. This segment's products help customers improve the look, performance and overall cost of their products. This segment is also the internal supply source of precursors for some of the Company's advanced refining-process catalysts.

2002 Performance

      Sales increased 3% to $650.8 million, and operating earnings increased 87% to $87.1 million.

Discussion

      Sales and operating earnings were up primarily from increased sales volumes to the coatings, automotive, agricultural, cosmetics/personal care and plastics markets. Operating earnings were also favorably impacted by lower costs from productivity improvements of $21.5 million, the elimination of goodwill amortization of $5.7 million related to the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets," lower energy costs of $4.6 million, the recording of a $7.1 million charge in 2001 relating to asset redeployment actions and productivity initiatives, and selective price increases in the paper market in the range of three to four percent.

Outlook

      Earnings growth within this segment is expected to increase at more normal rates as compared to the exceptional growth experienced in 2002, which was driven by modest sales increases and significant productivity improvements, compared to weak results reported in 2001.

      Sales growth is expected to be somewhat improved over the prior year as slow economic recovery is expected in most of the major markets served. Sales to the paper market are expected to increase gradually with earnings again being favorably impacted by industry-wide price increases and continued productivity improvements. Higher natural gas costs could have an unfavorable impact on earnings. Efforts to focus on higher value end markets and customers for kaolin-based technologies will continue to be a priority.

      Sales and earnings to other major markets served, including coatings, cosmetics/personal care, automotive and agriculture, are expected to grow from ongoing new product development and new market applications plus market diversification opportunities through expansion of the segment's technology bases. Productivity improvement opportunities throughout the business will continue to be an important driver of increased earnings.

2001 compared with 2000

      Sales decreased 7% to $634.4 million, and operating earnings increased 52% to $46.5 million. Excluding the impact of special and other charges of $49.7 million in 2000, operating earnings decreased 42%.

Discussion (excluding the impact of special and other charges in 2000)

      Declines in this segment's sales and operating earnings resulted from weak end markets and significantly higher energy costs of $11.8 million. Most notable was the paper market, where weak pigment demand and industry overcapacity kept prices at depressed levels. Markets for special-effect materials were mixed as lower volumes for technologies used in automotive finishes were partially offset by higher demand for those utilized in cosmetics.

Materials Services

      The Materials Services segment serves the Company's technology segments, their customers and others with precious and base metals and related services. This is a distribution and materials services business that purchases and sells precious metals, base metals and related products and services. It does so under a variety of pricing and delivery arrangements structured to meet the logistical, financial and price-risk management requirements of the Company, its customers and suppliers. Additionally, it offers the related services of precious-metal refining and storage and produces salts and solutions.

2002 Performance

      Sales decreased 43% to $1.8 billion, and operating earnings decreased 6% to $52.7 million.

Discussion

      Sales for this segment include substantially all of the Company's sales of metals to industrial customers of all segments. Sales also include fees invoiced for services rendered (e.g., refining and handling charges). Because of the logistical and hedging nature of much of this business and the significant precious metal values included in both sales and cost of sales, gross margins tend to be low in relation to the Company's other technology businesses as does capital employed. This effect also dampens the gross margin percentages of the Company as a whole, but improves the return on investment.

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

      Operating earnings were down as a result of lower volumes and lower results from the recycling (refining) of platinum group metals of $11.0 million. Operating earnings in both years were favorably affected by several items that triggered recognition of events reflecting operations from prior periods. In 2002, operating earnings were favorably impacted by $22.0 million of income related to platinum-group-metal transactions realized previously but deferred pending the resolution of certain contractual provisions, an insurance settlement gain ($11.0 million), the receipt of cash related to the settlement of litigation for a customer receivable recorded in 1997 that was previously written off ($3.0 million) and $5.5 million from the realization of a previously unrecognized contractual benefit. In 2001, operating earnings were favorably impacted by the recovery of metal from an unexpected industrial customer bankruptcy ($6.2 million) and the restructuring of a professional services contract ($3.3 million). Sales decreased from lower platinum-group-metal prices and lower volumes.

Outlook

      The results of this segment are likely to be below recent historical levels rather than the exceptional results reported in 2000 and the higher levels of 2001. Overall weakness projected in the basic industrial markets will adversely impact the recycling and refining of platinum group metals, as well as the volume of metal sales. Uncertainty also exists with respect to the volume and customer mix impact of a change in producer channels to market. While a sustainable level of base business is anticipated, the benefits of potential market volatility combined with other market factors represents an upside for this segment. Volatility not only increases the spreads on transactions, but also provides opportunities to benefit from strong and prudent physical positions (see the "Commodity Price Risk" section on page 28 for further details).

2001 compared with 2000

      Sales decreased 11% to $3.2 billion, and operating earnings decreased 57% to $56.1 million.

Discussion

      Operating earnings and sales were down due to significantly lower platinum-group-metal prices and lower volumes. The decrease in earnings was partially offset by increased earnings in the recycling (refining) of platinum group metals of $7.1 million and the reversal of certain expense accruals that are no longer necessary due to the recovery of metal from an unexpected industrial customer bankruptcy ($6.2 million) and the restructuring of a professional services contract ($3.3 million).

Acquisitions

Other Party	Business Arrangement	Transaction Date	Business Opportunity
Shuozhou Anpeak Kaolin Co., Ltd.	Acquired certain operating assets of a China-based producer of calcined kaolin products for $12.1 million	November 2002	Enhances the Company's ability to provide specialty mineral technologies to the Asian market

Sud-Chemie AG (Sud Chemie)	Acquired the fats and oils catalyst business of Sud Chemie for $13.6 million	October 2001	Broadens the Company's catalyst technology offering to oleochemical markets

Targor GmbH	Acquired the polyolefin catalyst business for $35.1 million	September 2000	Expansion of catalyst business

Consolidated Gross Profit

      Gross profit as a percentage of sales was 17.4% in 2002, compared with 13.0% in 2001 and 13.2% in 2000. The increase in 2002 was primarily related to a $1.3 billion decrease in sales from lower precious metal prices. The decrease in 2001 was primarily driven by lower margins earned in the Materials Services segment. Sales from this segment decreased 11% in 2001 to $3.2 billion and provided a gross profit of 3%, while 2001 sales from all other reportable segments decreased 2% to $1.8 billion and provided a gross profit of 31%. As described earlier, the lower margins on Materials Services sales are driven by the inclusion of the value of precious metals in both sales and cost of sales.

Selling, Administrative and Other Expenses

      Selling, administrative and other expenses were $350.1 million in 2002, compared to $336.0 million in 2001 and $382.3 million in 2000. The increase in 2002 was primarily due to increased information technology expenses of $5.7 million, increased research and development expenses of $3.9 million, increased administrative rent expenses of $2.6 million and increased professional fees of $2.4 million. The decrease in 2001 was primarily due to the absence of special and other charges of $23.8 million reported in 2000 and lower compensation costs.

Equity Earnings

      Absent the impairment charge discussed below, equity in earnings of affiliates was $16.2 million in 2002, compared with equity earnings of $29.1 million in 2001 and $24.2 million in 2000. The decrease was primarily from lower earnings from Engelhard-CLAL, a 50%-owned precious-metal-fabrication joint venture, from gains reported in the prior year related to a change in the mix of platinum group metals used in its operations and lower volumes due to the absence of divested business units. The increase in 2001 was primarily due to higher earnings from Engelhard-CLAL primarily on gains related to a change in the mix of platinum group metals used in its operations. Higher equity earnings were also reported in 2001 for Heesung-Engelhard, a 49%-owned environmental catalyst joint venture in South Korea.

      In the third quarter of 2002, the Company recorded an impairment charge of $57.7 million associated with its Engelhard-CLAL joint venture (see Note 9, "Investments," for further detail).

Loss/Gain on Investments, Net

      In the second quarter of 2002, the Company recorded an impairment charge of $6.7 million ($4.1 million after tax) associated with its Plug Power Inc. investment (see Note 9, "Investments," for further detail).

      In the first quarter of 2000, the Company recorded a loss of $6.0 million ($4.1 million after tax) associated with the divestiture of the International Dioxide, Inc. business unit.

      In the third quarter of 2000, the Company sold its metal-joining products business located in Warwick, Rhode Island and recorded a gain of $24.8 million ($17.0 million after tax).

Interest

      Interest expense was $27.4 million in 2002, compared with $47.3 million in 2001 and $64.8 million in 2000. Interest expense in 2002 and 2001 decreased due to decreased borrowings and lower short-term interest rates.

      Interest income was $2.0 million in 2002, $3.3 million in 2001 and $2.1 million in 2000.

      The Company capitalized interest of $3.0 million in 2002 and 2001, and $3.9 million in 2000.

Taxes

      The worldwide income tax expense was $66.5 million in 2002, compared with $79.7 million in 2001 and $77.4 million in 2000. The effective income tax rate was 22.5% in 2002 (excluding the equity investment impairment of $57.7 million), 26.1% in 2001 and 31.5% in 2000.

       The decrease in the worldwide effective tax rate in 2002 was primarily the result of higher percentage depletion deductions. Additionally, the rate was favorably impacted by the recognition of foreign tax items and research and development tax credits in excess of previous estimates, and a shift in the geographical mix of earnings. The decrease in the worldwide effective tax rate in 2001 was primarily due to the recognition of foreign tax credits generated in previous years and the recognition of favorable tax variances from the foreign sales corporation and percentage depletion deductions (see Note 13, "Income Taxes," for further detail of variances).

      Net deferred tax assets are more likely than not realizable. Their utilization is dependent upon the ability to generate the appropriate types of income (e.g., foreign source income) in the periods in which temporary differences turnaround or in periods prior to the expiration of applicable carryforward items.

Financial Condition and Liquidity

      Working capital was $179.8 million at December 31, 2002, compared with a deficit of $7.1 million at December 31, 2001. The current ratio was 1.1 in 2002 and 1.0 in 2001. The year-end market value of the Company's precious metals accounted for under the LIFO method exceeded carrying cost by $58.3 million at December 31, 2002, compared with $111.1 million at December 31, 2001. The decrease in excess value reflects lower market values and the impact of slightly reduced inventory levels (See Note 7, "Inventories," for further detail).

      The Company's total debt decreased to $596.6 million at December 31, 2002 from $626.9 million at December 31, 2001. The percentage of total debt to total capitalization decreased to 36% at December 31, 2002 from 38% at December 31, 2001, primarily due to decreased borrowings and increased retained earnings.

      The Company currently has a $400 million, five-year committed credit facility that expires in May 2006 and a $400 million, 364-day committed credit facility that expires in May 2003, with a group of major U.S. and overseas banks. Unused, uncommitted lines of credit were $471 million at December 31, 2002.

      The Company has filed a shelf registration for $300 million of corporate debt. Plans to issue long-term debt in 2003 are under consideration by management.

      Operating activities provided net cash of $302.3 million in 2002 compared with $345.8 million in 2001 and $180.1 million in 2000. The variance in cash flows from operating activities primarily occurred in the Materials Services segment and reflects changes in metal positions used to facilitate requirements of the Company, its metal customers and suppliers (see Note 23, "Supplemental Information," for Materials Services variances). Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, transactions are hedged on a daily basis (see Note 1, "Summary of Significant Accounting Policies," for further detail). Hedging is accomplished primarily through forward, future and option contracts. However, in closely monitored situations for which exposure levels have been set by senior management, the Company from time to time holds large unhedged industrial commodity positions that are subject to future market price fluctuations. These positions are included in committed metal positions along with hedged metal holdings. The bulk of hedged metal obligations represent spot short positions. As these positions generate cash, their cash effect is included in the financing activities section of the Company's "Consolidated Statements of Cash Flows." Other than in closely monitored situations, these positions are hedged with forward purchases. In addition, the aggregate fair value of derivatives in a loss position are reported in hedged metal obligations (derivatives in a gain position are included in committed metal positions). Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Committed metal positions include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined (see discussion in "Credit Risk" section on page 22 for further detail).

      The variance in cash flows from investing activities is primarily related to changes in capital expenditures, proceeds received from the sale of the Company's metal-joining products business in September 2000, the acquisition of certain operating assets of Shuozhou Anpeak Kaolin Co., Ltd. in November 2002, the acquisition of the fats and oils catalyst business of Sud Chemie in October 2001 and the acquisition of the Targor polyolefin catalyst business in September 2000.

      The variance in cash flows from financing activities was impacted by the repayment of long-term debt in 2001 and 2000, cash received from the exercise of stock options, particularly in 2001, a change in hedged metal obligations in 2000 and increased purchases of treasury stock in 2002 and 2001.

      The following table represents the Company's contractual obligations as of December 31, 2002:

	PAYMENTS DUE BY PERIOD

CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
(in millions) Short-term borrowings	$348.7	$348.7	$-	$-	$-
Accounts payable	225.0	225.0	-	-	-
Hedged metal obligations	537.2	537.2	-	-	-
Long-term debt	247.8	-	1.4	127.8	118.6
Operating leases	190.4	35.0	52.7	25.8	76.9
Total contractual obligations	$1,549.1	$1,145.9	$54.1	$153.6	$195.5

      In the normal course of business, the Company incurs obligations with regard to contract completion and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit. At December 31, 2002, the aggregate outstanding amount of letters of credit supporting such obligations amounted to $132.3 million, of which $122.7 million will expire in less than one year (of which $80.0 million will not be renewed), $1.3 million will expire in two to three years, $0.2 million will expire in four to five years, and $8.1 million will expire after five years. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations as the Company anticipates fulfilling its performance obligations.

      At December 31, 2002, the Company did not have any guarantees of any unconsolidated subsidiary obligations.

      The Company has consistently derived considerable cash flow from operations, which has been used, along with both short- and long-term debt, to pay for capital expenditures, acquisitions, dividends and other corporate requirements. The continuation of these levels of cash flow is expected, but is subject to the risk factors listed elsewhere in this report (particularly in the Forward-Looking Statements section on page 26). In addition, the Company has always maintained investment-grade credit ratings that it considers important for cost-effective and ready access to the credit markets. Management fully expects to be able to obtain future funding from both short- and long-term debt for cash requirements in excess of cash flow from operations. In the event that any of these sources prove to be below expectations, the Company has access to committed lines of credit aggregating $800 million as of December 31, 2002. Management intends to renew $400 million of this committed line of credit that expires in May 2003.

Credit Risk

      The Company believes that its financial instruments do not represent a concentration of credit risk because the Company deals with a variety of major banks worldwide and its accounts receivable are spread among a number of major industries, customers and geographic areas. A centralized credit committee reviews significant credit transactions and risk-management issues before granting of credit, and an appropriate level of reserves is maintained. In addition, the Company monitors the financial condition of its customers to help ensure collections and to minimize losses.

      The Company may enter into transactions in which it advances funds after receipt of metal as provisional payment for the metal which is to be finally priced under market-based pricing formulae that will result in a determination of that price. If the final price is less than the provisional price paid, the supplier will be obligated to return the difference to the Company. Therefore, if the market price (and the anticipated final price) falls below the provisional price, the Company is exposed to the potential credit risk associated with the possibility of non-payment by the supplier, although no payment is due until after the final price is determined. As of December 31, 2002, the aggregate market value of metals purchased under a contract for which a provisional price had been paid had fallen below the amounts advanced by a total of $332.2 million. This excess may grow or may be eliminated based on market price changes. In March 2003 an agreement was reached that, when performed, including receipt of cash by the Company which is anticipated before the end of the second quarter, will result in the elimination of this excess. The Company expects that no loss will be incurred due to non-performance.

Capital Expenditures, Commitments and Contingencies

      Capital projects are designed to maintain capacity, expand operations, improve efficiency or protect the environment. Capital expenditures amounted to $113.3 million in 2002, $168.9 million in 2001 and $136.6 million in 2000. Capital expenditures in 2003 are expected to be approximately $140.0 million. For information about commitments and contingencies, see Note 20, "Environmental Costs" and Note 21, "Litigation and Contingencies."

Dividends and Capital Stock

      The annualized common stock dividend rate at the end of 2002, 2001 and 2000 was $0.40 per share.

Japan Fraud Update/Peru Update

      See Note 21, "Litigation and Contingencies," for a discussion of Japan and Peru.

Special and Other Charges

      See Note 5, "Special and Other Charges," for a discussion of the Company's special and other charges.

Other Matters

      See Note 1, "Summary of Significant Accounting Policies," for a discussion of new accounting pronouncements.

Critical Accounting Policies

      Certain key policies are explained below to assist in understanding the Company's consolidated financial statements. More detailed explanations may be found elsewhere in the MD&A section and in Note 1, "Summary of Significant Accounting Policies."

Sales

      A significant portion of consolidated net sales represent the sale of platinum group metals to industrial customers who buy the metals from Materials Services in connection with products manufactured by the Environmental and Process Technologies segments. Accordingly, almost all of these sales are reported in the Materials Services segment, with a limited amount included in Environmental and Process Technologies' reported sales. Because metal price levels may vary widely, there is no consistent relationship between consolidated sales and gross profit.

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

Mark-to-market

      Materials Services procures physical metal from third parties for resale and enters into forward contracts and other relatively straight-forward hedging derivatives that are recorded as either assets or liabilities at their fair value. By acting in its capacity as a distributor and materials service provider to the Company's technology businesses and their customers and by taking closely monitored unhedged positions as described below, Materials Services takes on the attributes of a dealer in metals. Both spot metal and derivative instruments used in hedging (i.e., forwards, futures, swaps and options) are stated at fair value. The Company values platinum, palladium, gold and silver based on the daily closing NYMEX settlement prices. There are no so-called "terminal" markets for rhodium, ruthenium and iridium, so the Company's own published Industrial Bullion (EIB) prices are used. However, these are compared to other reference prices published in Metals Week, an independent trade journal. Values for base metals come from the closing prices of the LME (London Metals Exchange).

      In closely monitored situations, for which exposure levels and transaction size limits have been set by senior management, the Company holds unhedged metal positions that are subject to future market fluctuations. Such positions may include varying levels of derivative instruments. At times, these positions can be significant. All unhedged metal transactions are monitored and marked to market daily. The portion of this metal that has not been hedged is therefore subject to price risk and is disclosed in Note 10, "Committed Metal Positions and Hedged Metal Obligations."

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

Precious metals

      Most of the platinum group metals used by Environmental and Process Technologies to manufacture products are provided in advance by the customers. The customers often purchase these metals from Materials Services, but they may also be shipped in from other sources.

      Certain quantities of precious metals are carried at historical cost using the LIFO method, which provides a better matching of current costs with current revenues. Because most of the metal was acquired some time ago, the market value of this metal, while fluctuating from year to year, has generally been substantially above cost. While this excess of market over cost is useful in evaluating the consolidated balance sheet from a credit perspective, the annual changes are not reflected in the income statement except to the extent that periodic liquidations of LIFO layers produce book profits. LIFO liquidation profits are separately disclosed and not included in the operating earnings of the technology segments.

Kaolin mining operations

      In order to provide kaolin-based products to the Company's customers and the Process Technologies segment, the Company engages in kaolin mining operations that are integrated into the manufacturing processes. The Company owns and leases land containing kaolin deposits on a long-term basis. The Company does not own any mining reserves or conduct any mining operations with respect to platinum, palladium or other metals. The kaolin mining process includes exploration, topsoil and overburden removal, extraction of kaolin and the subsequent reclamation of mined areas. In order to match the costs of the mining process with revenues associated with kaolin-based products, certain mining process costs are expensed by the Company over the life of the related estimated mineable reserves.

Pensions and other postretirement/postemployment costs

      The Company's employee pension and other postretirement/postemployment benefit costs and obligations are dependent on its assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, salary growth, expected returns on plan assets, retirement rates, mortality rates and other factors. The discount rate assumption is based on investment yields available at the Company's measurement date of September 30 on AA-rated corporate long-term bond yields. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. The health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. Retirement rates are based primarily on actual plan experience. Mortality rates are based on published data. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and recorded obligation in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension and other postretirement/postemployment benefit costs and obligations. Based on a review of the current environment, we have lowered our long-term rate of return assumption from 10% in 2001 to 9.7% in 2002. In 2003, we have further lowered this assumption to 8.9%. The Company has determined that its net pension cost is projected to be approximately $19 million in 2003, compared to $12 million in 2002 and $8 million in 2001. The plan assets have earned a rate of return substantially less than 10% in the last two years. Should this trend continue, the Company would be required to reconsider its assumed expected rate of return on plan assets. If the Company were to lower this rate, future pension expense would likely increase. See Note 15, "Benefits," for further detail regarding costs and assumptions.

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

      Among the risks and uncertainties that could cause actual results to differ materially are the following:

  competitive pricing or product development activities that could affect the demand for our products, particularly competing catalyst and kaolin producers the Company's ability to achieve and execute internal business plans worldwide political instability as the Company operates primarily in the United States, the European community, the Asia-Pacific region, the Russian Federation, South Africa and South America
  alliances and geographic expansions developing differently than anticipated fluctuations in the supply and prices of precious and base metals and fluctuations in the relationships between forward prices to spot prices government legislation and/or regulation (particularly on environmental issues), including tax obligations technology, manufacturing and legal issues
  the impact of any economic downturns and inflation
  interest rate risk, foreign currency exchange rate risk, commodity price risk and credit risk (these are discussed further in the Company's MD&A section)
  the impact of higher energy and raw material costs, and the availability of natural gas and rare earth elements the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved the impact of increased health care costs and/or the resultant impact on employee relations contingencies related to actual or alleged environmental contamination to which the Company may be a party the impact of acquisitions, divestitures and restructurings overall demand for the Company's products, including demand from the worldwide automotive and chemical-process markets product quality/performance issues
  exposure to product liability and other types of lawsuits
  the impact of physical inventory losses, particularly with regard to precious and base metals the loss of business from property and casualty exposure

      Investors are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of their dates. The Company disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest rate risk

      The Company uses a sensitivity analysis to assess the market risk of its debt-related financial instruments and derivatives. Market risk is defined here as the potential change in the fair value of debt resulting from an adverse movement in interest rates. The fair value of the Company's total debt was $616.6 million at December 31, 2002 and $624.8 million at December 31, 2001 based on average market quotations of price and yields provided by investment banks. A 100 basis-point increase in interest rates could result in a reduction in the fair value of total debt of $18.8 million at December 31, 2002 compared with $17.7 million at December 31, 2001.

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

      Approximately 76% and 78% of the Company's borrowings had variable interest rates as of December 31, 2002 and 2001, respectively.

Foreign currency exchange rate risk

      The Company uses a variety of strategies, including foreign currency forward contracts, to minimize or eliminate foreign currency exchange rate risk associated with substantially all of its foreign currency transactions, including metal-related transactions denominated in other than U.S. dollars.

      The Company uses a sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined here as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. A 10% adverse movement in foreign currency rates could result in a net loss of $13.3 million at December 31, 2002 compared with $8.6 million at December 31, 2001 on the Company's foreign currency forward contracts. However, since the Company limits the use of foreign currency derivatives to the hedging of contractual and anticipated foreign currency payables and receivables, this loss in fair value for those instruments generally would be offset by a gain in the value of the underlying payable or receivable.

      A 10% adverse movement in foreign currency rates could result in an unrealized loss of $40.9 million at December 31, 2002 compared with $48.6 million at December 31, 2001 on the Company's net investment in foreign subsidiaries and affiliates. However, since the Company views these investments as long term, the Company would not expect such a loss to be realized in the near term.

Commodity price risk

      In closely monitored situations, for which exposure levels and transaction size limits have been set by senior management, the Company from time to time holds large, unhedged industrial commodity positions that are subject to market price fluctuations. Such positions may include varying levels of derivative commodity instruments. All unhedged industrial commodity transactions are monitored and marked to market daily. All other industrial commodity transactions are hedged on a daily basis, using forward, future, option or swap contracts to substantially eliminate the exposure to price risk. These positions are also marked to market daily.

      The Company performed a "value-at-risk" analysis on all of its metal-related commodity assets and liabilities. The "value-at-risk" calculation is a statistical model that uses historical price and volatility data to predict market risk on a one-day interval with a 95% confidence level. While the "value-at-risk" models are relatively sophisticated, the quantitative information generated is limited by the historical information used in the calculation. For example, the volatility in the platinum and palladium markets in 2001 and 2000 was greater than historical norms. Therefore, the Company uses this model only as a supplement to other risk management tools and not as a substitute for the experience and judgment of senior management and dealers who have extensive knowledge of the markets and adjust positions and revise strategies as the markets change. Based on the "value-at-risk" analysis in the context of a 95% confidence level, the maximum potential one-day loss in fair value was approximately $6.0 million as of December 31, 2002 compared with $3.4 million as of December 31, 2001. The actual one-day changes in fair value of the Company's metal-related commodity assets and liabilities never exceeded the average of the "value-at-risk" amounts as of the yearly open and close for each of the Company's 2002 and 2001 fiscal years.

      The Company is also exposed to commodity price risk related to its purchase of natural gas that is used in the manufacture of its products. At December 31, 2002, a uniform one-dollar increase in the price of natural gas would result in a decrease in operating earnings of approximately $10.5 million for the year ending December 31, 2003.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENGELHARD CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS

Year ended December 31 (in thousands, except per-share amounts)	2002	2001	2000
Net sales	$3,753,571	$5,096,926	$5,542,648
Cost of sales	3,099,806	4,433,709	4,812,450
Gross profit	653,765	663,217	730,198
Selling, administrative and other expenses	350,137	335,994	382,287
Special (credit)/charge, net	(7,862)	7,100	82,548
Operating earnings	311,490	320,123	265,363
Equity in earnings of affiliates	16,207	29,095	24,187
Equity investment impairment	(57,704)	-	-
(Loss)/gain on investments, net	(6,659)	-	18,786
Interest income	1,968	3,297	2,119
Interest expense	(27,378)	(47,291)	(64,768)
Earnings before income taxes	237,924	305,224	245,687
Income tax expense	66,516	79,663	77,391
Net earnings	$171,408	$225,561	$168,296
Basic earnings per share	$1.34	$1.73	$1.33
Diluted earnings per share	$1.31	$1.71	$1.31
Average number of shares outstanding - basic	128,089	130,018	126,351
Average number of shares outstanding - diluted	130,450	132,155	128,141

See accompanying Notes to Consolidated Financial Statements.

ENGELHARD CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31 (in thousands)	2002	2001
Assets Cash	$48,246	$33,034
Receivables, net of allowances of $9,739 and $5,219, respectively	380,270	347,656
Committed metal positions	615,441	569,109
Inventories	427,162	401,647
Other current assets	94,922	142,301
Total current assets	1,566,041	1,493,747
Investments	136,804	213,467
Property, plant and equipment, net	860,475	822,520
Goodwill	272,353	253,603
Other intangible and noncurrent assets	185,041	212,212
Total assets	$3,020,714	$2,995,549
Liabilities and Shareholders' Equity Short-term borrowings	$348,749	$389,051
Accounts payable	225,045	252,319
Hedged metal obligations	537,243	517,681
Other current liabilities	275,250	341,749
Total current liabilities	1,386,287	1,500,800
Long-term debt	247,805	237,853
Other noncurrent liabilities	309,455	253,390
Total liabilities	1,943,547	1,992,043
Shareholders' equity Preferred stock, no par value, 5,000 shares authorized and unissued	-	-
Common stock, $1 par value, 350,000 shares authorized and 147,295 shares issued	147,295	147,295
Additional paid-in capital	20,876	7,378
Retained earnings	1,436,637	1,316,721
Treasury stock, at cost, 19,937 and 18,220 shares, respectively	(412,451)	(335,879)
Accumulated other comprehensive loss	(115,190)	(132,009)
Total shareholders' equity	1,077,167	1,003,506
Total liabilities and shareholders' equity	$3,020,714	$2,995,549

See accompanying Notes to Consolidated Financial Statements.

ENGELHARD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (in thousands)	2002	2001	2000
Cash flows from operating activities Net earnings	$171,408	$225,561	$168,296
Adjustments to reconcile net earnings to net cash provided by operating activities: Depreciation and depletion	110,676	94,996	103,326
Amortization of intangible assets	2,886	13,521	13,733
Loss/(gain) on investments, net	6,659	-	(18,786)
Equity results, net of dividends	(12,279)	(24,937)	(19,823)
Equity investment impairment	57,704	-	-
Net change in assets and liabilities: Materials Services related	(30,053)	59,734	(115,569)
All other	(4,732)	(23,082)	48,878
Net cash provided by operating activities	302,269	345,793	180,055
Cash flows from investing activities Capital expenditures	(113,309)	(168,882)	(136,579)
Proceeds from sale of investments	-	3,400	52,811
Acquisitions and other investments	(7,606)	(16,559)	(40,095)
Other	-	-	838
Net cash used in investing activities	(120,915)	(182,041)	(123,025)
Cash flows from financing activities
Proceeds from short-term borrowings	264,155	285,000	305,560
Repayment of short-term borrowings	(304,457)	(248,064)	(305,483)
Increase in hedged metal obligations	3,784	11,333	69,188
Repayment of long-term debt	(148)	(159,308)	(104,132)
Purchase of treasury stock	(133,543)	(101,154)	(71)
Cash from exercise of stock options	48,781	101,175	11,400
Dividends paid	(51,492)	(52,267)	(51,002)
Net cash used in financing activities	(172,920)	(163,285)	(74,540)
Effect of exchange rate changes on cash	6,778	(967)	(3,331)
Net increase/(decrease) in cash	15,212	(500)	(20,841)
Cash at beginning of year	33,034	33,534	54,375
Cash at end of year	$48,246	$33,034	$33,534

See accompanying Notes to Consolidated Financial Statements.

ENGELHARD CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except per-share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Comprehensive income/(loss)	Accumulated other comprehensive income/(loss)	Total shareholders' equity
Balance at December 31, 1999	$147,295	$(25,660)	$1,026,133	$(352,282)		$(31,096)	$764,390
Comprehensive income/(loss):
Net earnings			168,296		$168,296		168,296
Other comprehensive income/(loss): Foreign currency translation adjustment					(20,993)
Minimum pension liability adjustment					1,020
Other comprehensive loss					(19,973)	(19,973)	(19,973)
Comprehensive income					148,323
Dividends ($0.40 per share)			(51,002)				(51,002)
Treasury stock acquired				(71)			(71)
Stock bonus and option plan transactions		4,610		8,317			12,927
Balance at December 31, 2000	147,295	(21,050)	1,143,427	(344,036)		(51,069)	874,567
Comprehensive income/(loss):
Net earnings			225,561		225,561		225,561
Other comprehensive loss: Cash flow derivative adjustment, net of tax					(4,550)
Foreign currency translation adjustment					(51,035)
Minimum pension liability adjustment, net of tax					(25,355)
Other comprehensive loss					(80,940)	(80,940)	(80,940)
Comprehensive income					144,621
Dividends ($0.40 per share)			(52,267)				(52,267)
Treasury stock acquired				(101,154)			(101,154)
Stock bonus and option plan transactions		28,428		109,311			137,739
Balance at December 31, 2001	147,295	7,378	1,316,721	(335,879)		(132,009)	1,003,506
Comprehensive income/(loss):
Net earnings			171,408		171,408		171,408
Other comprehensive income/(loss): Cash flow derivative adjustment, net of tax					4,424
Foreign currency translation adjustment					70,284
Minimum pension liability adjustment, net of tax					(57,689)
Investment adjustment, net of tax					(200)
Other comprehensive income					16,819	16,819	16,819
Comprehensive income					$188,227
Dividends ($0.40 per share)			(51,492)				(51,492)
Treasury stock acquired				(133,543)			(133,543)
Stock bonus and option plan transactions		13,498		56,971			70,469
Balance at December 31, 2002	$147,295	$20,876	$1,436,637	$(412,451)		$(115,190)	$1,077,167

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

Inventories

      Inventories are stated at the lower of cost or market. The elements of inventory cost includes direct labor and materials, variable overhead and fixed manufacturing overhead. The majority of the Company's physical metal is carried in committed metal positions at fair value with the remainder carried in inventory at historical cost. The cost of owned precious metals included in inventory is determined using the last-in, first-out (LIFO) method of inventory valuation. The cost of other inventories is principally determined using the first-in, first-out (FIFO) method.

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

Intangible Assets

       Identifiable intangible assets, such as patents and trademarks, are amortized using the straight-line method over their estimated useful lives. Goodwill was amortized by the straight-line method over periods up to 40 years for all acquisitions completed prior to June 30, 2001. Effective January 1, 2002, with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets (SFAS No. 142)," goodwill and other intangible assets that have indefinite useful lives will not be amortized, but will be tested for impairment based on the specific guidance of SFAS No. 142 (see Note 3, "Goodwill and Other Intangible Assets," for further detail).

      The Company continually evaluates the reasonableness of the carrying value of its intangible assets. For its identifiable intangible assets, an impairment would be recognized if it became probable that expected future undiscounted cash flows would be less than their carrying amounts. For goodwill and other intangible assets that have indefinite useful lives, an impairment would be recognized if the carrying amount of a respective reporting unit exceeded the fair value of that reporting unit.

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

Committed Metal Positions and Hedged Metal Obligations

      Committed metal positions reflect the fair value of the long spot metal positions (other than LIFO inventory) held by the Company plus the fair value of contracts that are in a gain position undertaken to economically hedge price exposures. Because most of the spot metal has been hedged through forward/future sales or other derivative arrangements (e.g., swaps), it is referred to as being "committed," although the physical metal can be used by the Company until such time as the sales are settled. The portion of this metal that has not been hedged and, therefore, is subject to price risk is discussed below and disclosed in Note 10, "Committed Metal Positions and Hedged Metal Obligations."

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

      Both spot metal and derivative instruments used in hedging (i.e., forwards, futures, swaps and options) are stated at fair value. If listed market prices are not available or if liquidating the Company's positions would reasonably be expected to impact market prices, fair value is determined based on other relevant factors, including dealer price quotations and price quotations in different markets, including markets located in different geographic areas. Any change in value, whether realized or unrealized, is recognized as an adjustment to cost of sales in the period of the change.

      In closely monitored situations, for which exposure levels and transaction size limits have been set by senior management, the Company holds unhedged metal positions that are subject to future market fluctuations. Such positions may include varying levels of derivative instruments. At times, these positions can be significant. All unhedged metal transactions are monitored and marked to market daily. The metal that has not been hedged is therefore subject to price risk and is disclosed in Note 10, "Committed Metal Positions and Hedged Metal Obligations."

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

Revenue Recognition

      Revenues are recognized on sales of product at the time the goods are shipped or when risks of ownership have passed to the customer. Sales of product include sales of catalysts, pigments, performance additives, sorbents and precious metal sold to industrial customers. Revenues for refining services are recognized on the contractually agreed settlement date. In limited situations, revenue is recognized on a bill-and-hold basis as title passes to the customer before shipment of goods. These bill-and-hold sales meet the criteria of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," for revenue recognition. Sales recognized on a bill-and-hold basis were approximately $31.0 million as of December 31, 2002, $28.9 million as of December 31, 2001 and $24.2 million as of December 31, 2000. With regard to the balance classified as bill-and-hold sales, the Company has collected $23.5 million of the outstanding balance as of December 31, 2002.

      In accordance with Emerging Issues Task Force EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," the Company reports amounts billed to customers for shipping and handling fees as sales in the Company's "Consolidated Statements of Earnings." Costs incurred by the Company for shipping and handling fees are reported as cost of sales.

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

      In addition to the cost of precious metals recognized as revenues, cost of sales includes all manufacturing costs (raw materials, direct labor and overhead). Cost of sales also includes shipping and handling fees and warranties.

      For all Materials Services activities, a gain or loss is recorded as an element of cost of sales based on changes in the market value of the Company's positions.

Selling, Administrative and Other Expenses

      The selling, administrative and other expenses line item in the "Consolidated Statements of Earnings" includes management and administrative compensation, research and development, professional fees, information technology expenses, travel expenses, administrative rent expenses, sales commissions and insurance expenses.

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

Foreign Currency Translation

      The functional currency for the majority of the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an appropriate average exchange rate during the period. The resulting translation adjustments are recorded as a component of shareholders' equity. Gains or losses resulting from foreign currency transactions are included in the Company's "Consolidated Statements of Earnings."

Stock Option Plans

      The Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) in 1995 and adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," in December 2002. In conjunction with the adoption of these standards, the Company will continue to apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" with pro forma disclosure of net income and earnings per share as if the fair-value-based method prescribed by SFAS No. 123 had been applied. In general, no compensation cost related to the Company's stock option plans is recognized in the Company's "Consolidated Statements of Earnings" as options are issued at market price on the date of grant.

      Had compensation cost for the Company's stock option plans been determined based on the fair value at grant date consistent with the provisions of Statement of Financial Accounting Standards No.123, "Accounting for Stock Based Compensation," the Company's net earnings and earnings per share would have been as follows:

PRO FORMA INFORMATION
(in millions, except per-share data)

	2002	2001	2000
Net earnings--as reported	$171.4	$225.6	$168.3
Deduct: Total stock-based employee compensation expense determined under fair
value based method for all awards, net of tax	(6.3)	(5.9)	(8.4)
Net earnings--pro forma	$165.1	$219.7	$159.9
Earnings Per Share:
Basic earnings per share--as reported	$1.34	$1.73	$1.33
Basic earnings per share--pro forma	1.29	1.69	1.27
Diluted earnings per share--as reported	1.31	1.71	1.31
Diluted earnings per share--pro forma	1.27	1.66	1.25

Research and Development Costs

      Research and development costs are charged to expense as incurred and were $88.2 million in 2002, $84.3 million in 2001 and $82.8 million in 2000. These costs are included within selling, administrative and other expenses in the Company's "Consolidated Statements of Earnings."

New Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The Company adopted this statement on January 1, 2002. SFAS No. 142 addresses post-acquisition financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and other intangible assets that have indefinite useful lives will not be amortized, but rather will be tested for impairment based on the specific guidance of SFAS No. 142. The Company did not recognize an impairment loss as a result of the impairment testing that was completed in 2002. See Note 3, "Goodwill and Other Intangible Assets," for further detail of this standard.

      In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted this statement on January 1, 2003 and is currently evaluating the impact it will have on its financial statements.

      In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Under this statement, a single accounting model is to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. In addition, the statement broadens the presentation of discontinued operations to include more disposal transactions. The adoption of this statement by the Company on January 1, 2002 did not have a material effect on the Company's financial statements.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The primary difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this statement on January 1, 2003. This statement did not have any impact on the accompanying financial statements.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123 (SFAS No. 148)." This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The Company adopted this statement in December 2002 and will continue to account for stock-based employee compensation using the intrinsic value method under APB No. 25, "Accounting for Stock Issued to Employees" with pro forma disclosure of net income and earnings per share as if the fair value method prescribed by SFAS No. 123 had been applied.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires certain guarantees to be recorded at fair value. The initial recognition and measurement provisions of FIN 45 are applicable, on a prospective basis, to guarantees issued or modified after December 31, 2002. FIN 45 also elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. These disclosure requirements are effective for financial statements ending after December 15, 2002. The Company has incorporated the disclosure requirements related to product warranties into these consolidated financial statements.

2.  DERIVATIVE INSTRUMENTS AND HEDGING

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

      The Company documents all relationships between derivative hedging instruments and items impacted by cash flow hedges at the time the hedges are initiated, as well as its risk-management objectives and strategy for entering into various hedge transactions. For the years ended December 31, 2002 and 2001, there was no gain or loss recognized in earnings resulting from hedge ineffectiveness.

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

      For the twelve-month periods ended December 31, 2002 and 2001, the Company reported after-tax losses of $0.3 million and after-tax gains of $0.2 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as foreign exchange cash flow hedges. It is expected that cumulative losses of $0.1 million as of December 31, 2002 will be reclassified into earnings within the next twelve months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transactions not occurring. As of December 31, 2002, the maximum length of time over which the Company is hedging its exposure to movements in foreign exchange rates for forecasted transactions is three months.

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

Commodity Contracts

      The Company enters into contracts that are designated as cash flow hedges to protect a portion of its exposure to movements in certain commodity prices. The ultimate maturities of the contracts are timed to coincide with the expected usage of these commodities.

       For the twelve-month periods ended December 31, 2002 and 2001, the Company reported after-tax gains of $4.7 million and after-tax losses of $4.8 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as cash flow commodity hedges. These amounts primarily relate to derivatives designated as natural gas cash flow hedges. It is expected that cumulative losses of $0.1 million as of December 31, 2002 will be reclassified into earnings within the next twelve months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow commodity hedges due to the probability of the original forecasted transactions not occurring. As of December 31, 2002, the maximum length of time over which the Company is hedging its exposure to movements in commodity prices for forecasted transactions is six months.

      The use of derivative metal instruments is discussed on page 34 under "Committed Metal Positions and Hedged Metal Obligations." To the extent that the maturities of these instruments are mismatched, the Company may be exposed to interest rate risk. This exposure is mitigated through the use of Eurodollar futures that are marked to market daily along with the underlying commodity instruments.

Interest Rate Derivatives

      The Company uses interest rate derivatives that are designated as fair value hedges to help achieve its fixed and floating rate debt objectives. The Company currently has two interest rate swap agreements with a total notional value of $100 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in August 2006, the maturity date of the corresponding debt issuance. For these fair value hedges, there was no gain or loss recognized from hedged firm commitments no longer qualifying as fair value hedges for the twelve-month periods ending December 31, 2002 and 2001.

3.  GOODWILL AND OTHER INTANGIBLE ASSETS

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

      The Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. SFAS No. 142 addresses post-acquisition financial accounting and reporting for acquired goodwill and other intangible assets. Under this new statement, goodwill and other intangible assets that have indefinite useful lives will not be amortized, but rather will be tested for impairment based on the specific guidance of SFAS No. 142. The Company did not recognize an impairment loss as a result of the impairment testing that was completed in 2002.

      The following table sets forth the pro forma impact of applying the new non-amortization provisions of SFAS No. 142 on net income and earnings per share reported for the twelve-month period ended December 31, 2002 (in millions, except per-share amounts):

	Twelve Months Ended December 31,
	2002 (as reported)	2001 (pro forma)	2000 (pro forma)
Net Income Reported net income	$171.4	$225.6	$168.3
Add back: Goodwill amortization, net of tax	-	8.4	8.9
Tradename amortization, net of tax	-	0.6	0.6
Adjusted net income	$171.4	$234.6	$177.8
Basic Earnings Per Share Reported basic earnings per share	$1.34	$1.73	$1.33
Add back: Goodwill amortization, net of tax	-	0.06	0.07
Tradename amortization, net of tax	-	-	-
Adjusted basic earnings per share	$1.34	$1.79	$1.40
Diluted Earnings Per Share Reported diluted earnings per share	$1.31	$1.71	$1.31
Add back: Goodwill amortization, net of tax	-	0.06	0.07
Tradename amortization, net of tax	-	-	-
Adjusted diluted earnings per share	$1.31	$1.77	$1.38

     The following information relates to acquired amortizable intangible assets (in millions):

	As of December 31, 2002		As of December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Amortizable Intangible Assets
Usage right	$17.2	$2.6	$14.6	$1.2
Supply agreements	15.4	3.1	13.5	1.9
Technology licenses	7.4	1.9	3.8	1.3
Other (a)	3.7	1.8	24.7	4.3
Total	$43.7	$9.4	$56.6	$8.7

(a)	SFAS No. 141 provides that an intangible asset shall be recognized apart from goodwill if it arises from contractual or other legal rights or if it is separable from the acquired entity. In accordance with the transition provisions of the statement, the Company reviewed its intangible assets to determine if they met the new criteria. As a result, it was determined that an other intangible asset of $18.6 million did not meet the new criteria and should thus be recognized as goodwill upon adoption of SFAS No. 142.

      Total accumulated amortization for goodwill and other intangible assets amounted to $76.8 million and $73.9 million at December 31, 2002 and 2001, respectively. As of December 31, 2002, the estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Estimated Annual Amortization Expense:
2003	$3.1
2004	3.0
2005	3.0
2006	2.8
2007	2.8

      The following table represents the changes in the carrying amount of goodwill for the year ended December 31, 2002 (in millions):

	Environmental Technologies	Process Technologies	Appearance & Performance Technologies	All Other	Total
Balance as of January 1, 2002	$12.3	$108.2	$132.3	$0.8	$253.6
Goodwill additions	0.8	-	-	-	0.8
Reclassification of other intangible asset (a)	-	-	18.6	-	18.6
Foreign currency translation adjustment	0.1	0.6	1.1	-	1.8
Purchase accounting adjustment	-	(1.9)	-	-	(1.9)
Other	(0.2)	-	-	(0.3)	(0.5)
Balance as of December 31, 2002	$13.0	$106.9	$152.0	$0.5	$272.4

(a)	SFAS No. 141 provides that an intangible asset shall be recognized apart from goodwill if it arises from contractual or other legal rights or if it is separable from the acquired entity. In accordance with the transition provisions of the statement, the Company reviewed its intangible assets to determine if they met the new criteria. As a result, it was determined that an other intangible asset of $18.6 million did not meet the new criteria and should thus be recognized as goodwill upon adoption of SFAS No. 142.

4.  ACQUISITIONS AND DIVESTITURES

      In November 2002, the Company acquired certain operating assets of Shuozhou Anpeak Kaolin Co., Ltd., a China-based producer of calcined kaolin products for approximately $12.1 million. This acquisition enhances the Company's ability to provide specialty mineral technologies to the Asian market. This acquisition was recorded under the purchase method of accounting. The results of operations of this acquisition, integrated into the Appearance and Performance Technologies segment, are included in the accompanying consolidated financial statements from the date of acquisition. Pro forma information is not provided because the impact of the acquisition does not have a material effect on the Company's results of operations, cash flows or financial position.

      In October 2001, the Company acquired the fats and oils catalyst business of Sud Chemie for approximately $13.6 million. This acquisition broadened the Company's catalyst technology offering to oleochemical markets. This acquisition was recorded under the purchase method of accounting. The results of operations of this acquisition, integrated into the Process Technologies segment, are included in the accompanying consolidated financial statements from the date of acquisition. A portion of the purchase price has been allocated to assets acquired based on their fair values, while the remaining balance was recorded as goodwill. Pro forma information is not provided since the impact of the acquisition does not have a material effect on the Company's results of operations, cash flows or financial position.

      During 2000, the Company recorded a gain of $24.8 million ($17.0 million after tax) on the sale of its metal-joining products business located in Warwick, Rhode Island. In addition, the Company recorded a loss of $6.0 million ($4.1 million after tax) associated with the divestiture of the International Dioxide, Inc. business unit.

      In September 2000, the Company acquired a polyolefin catalyst business located in Tarragona, Spain from Targor GmbH, a subsidiary of BASF AG, for approximately $35.1 million. As part of the acquisition, the Company obtained a supply agreement to become the exclusive supplier of polyolefin catalysts to Novolen Technology Holdings C.V. This acquisition was recorded under the purchase method of accounting. The results of operations of this acquisition, integrated into the Process Technologies segment, are included in the accompanying consolidated financial statements from the date of acquisition. A portion of the purchase price has been allocated to assets acquired and liabilities assumed based on their fair values. Pro forma information is not provided since the impact of the acquisition does not have a material effect on the Company's results of operations, cash flows or financial position.

5.  SPECIAL AND OTHER CHARGES

     In the second quarter of 2002, the Company recorded a charge of $3.1 million ($1.9 million after tax) primarily related to a manufacturing consolidation plan within a business that serves the aerospace turbine-engine overhaul and repair market in the Company's Environmental Technologies segment. This charge includes asset write-offs of $1.7 million, employee severance costs of $0.6 million and other exit costs of $0.8 million related to the plant closure. The employee severance charges include an actual reduction of 43 salaried employees. These actions are expected to be substantially complete by the end of 2003.

      In the second quarter of 2002, the Company recorded a gain of $11.0 million ($6.8 million after tax) related to insurance settlements stemming from events in 1997 and 1998 in which Engelhard and other companies were victimized in an elaborate scheme involving base-metal inventories held in third-party warehouses in Japan. A special charge recorded by the Company in 1997 included an inventory loss of approximately $40 million associated with the Japan matter. An additional $20 million inventory loss was recorded in 1998. In the first quarter of 1998, the Company recorded a receivable from insurance carriers and third parties involved for approximately $20 million. As of June 30, 2002, the Company had recovered $11.2 million. In July 2002, the Company received an additional $19.8 million, net of legal fees, from insurance settlements reached in June. Accordingly, the Company recorded a gain of $11.0 million in the second quarter of 2002 in its Materials Services segment.

      The Company recorded a charge of $7.1 million ($4.3 million after tax) in the second quarter of 2001 related to the redeployment of assets between the Company's kaolin-based operations in Middle Georgia and its petroleum refining catalyst facility in Savannah, Georgia. Some assets previously dedicated to providing kaolin-based products to the paper industry are being redirected to enable the Company to produce more value-added catalyst technologies for petroleum refining. This charge includes employee severance costs of $3.2 million, asset write-offs of $2.6 million and other costs of $1.3 million related to the asset redeployment actions and productivity initiatives. The actual number of employees terminated as a result of this action was 213 and these employees were primarily located at the Middle Georgia facility. This charge was recorded in the Appearance and Performance Technologies segment. These actions were substantially complete by the end of 2002.

      The Company recorded special and other charges of $134.2 million ($92.0 million after tax) in 2000 for a variety of events.

      The following table sets forth the impact of these charges in the Company's 2000 "Consolidated Statements of Earnings":

FINANCIAL IMPACT (in millions)	Total

Cost of sales	$ (27.1)
Selling, administrative and other expenses	(23.8)
Special charge	(82.5)
Operating loss	(133.4)
Equity in losses of affiliates	(0.8)
Loss before income taxes	(134.2)
Income tax benefit	42.2
Net loss	$ (92.0)

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

      Within the Company's "All Other" category, the Company incurred special and other charges of $62.8 million, primarily related to the decision to exit from its residual, desiccant-based, climate-control-system business. This business comprised the Company's HexCore subsidiary and a cost-based investment in Fresh Air Solutions, a limited partnership. These charges primarily result from asset write-offs and recognition of the Company's obligation under a guarantee. Revenues and net losses from the HexCore subsidiary were immaterial for each of the three years ended December 31, 2000.

      With regard to the special charges incurred in 2000, non-separation-related cash spending consisted primarily of obligations under guarantees related to the Fresh Air Solutions limited partnership. Spending consisted of payments related to the shutdown of facilities and the satisfaction of warranty obligations. The actions undertaken by the Company in relation to the 2000 special and other charges were substantially complete by the end of 2002.

      The following table sets forth the components of the Company's reserves for restructuring costs:

RESTRUCTURING RESERVES
(in millions)

	Separations			Other
	Pre-2001	2001	2002	Pre-2001	2001	2002	Total
Balance at December 31, 1999	$3.2	$--	$--	$1.9	$--	$--	$5.1
Cash spending	(2.3)	--	--	(1.1)	--	--	(3.4)
Provision	1.1	--	--	17.2	--	--	18.3
Balance at December 31, 2000	2.0	--	--	18.0	--	--	20.0
Cash spending	(1.2)	(1.4)	--	(13.2)	--	--	(15.8)
Provision	--	3.2	--	--	1.3	--	4.5
Balance at December 31, 2001	0.8	1.8	--	4.8	1.3	--	8.7
Cash spending	(0.6)	(1.8)	(0.3)	(1.7)	(0.7)	(0.2)	(5.3)
Provision	--	--	0.6	--	--	0.8	1.4
Balance at December 31, 2002	$0.2	$--	$0.3	$3.1	$0.6	$0.6	$4.8

6.  GUARANTEES AND WARRANTIES

      In the normal course of business, the Company incurs obligations with regard to contract completion and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit. At December 31, 2002, the aggregate outstanding amount of letters of credit supporting such obligations amounted to $132.3 million, of which $122.7 million will expire in less than one year (of which $80.0 million will not be renewed), $1.3 million will expire in two to three years, $0.2 million will expire in four to five years, and $8.1 million will expire after five years. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations as the Company anticipates fulfilling its performance obligations.

      The Company accrues for anticipated product warranty expenses on certain products in the non-automotive businesses of its Environmental Technologies segment and its Ventures business. This is not a customary practice within the Company's other segments. Accruals for anticipated warranty liabilities are recorded based upon a review of historical warranty claims experience. Adjustments are made to accruals as claim data and historical experience warrant. The Company also incurs discretionary costs to service its products in connection with product performance issues.

      The following table sets forth information regarding the Company's product warranty reserves (in millions):

	2002	2001	2000
Balance at beginning of year	$14.7	$15.9	$4.6
Payments	(10.1)	(1.6)	(3.5)
Provision	11.4	0.4	14.8
Reversal of reserve (a)	(4.9)	-	-
Balance at end of year	$11.1	$14.7	$15.9

(a)	In 2002, the Company reduced its warranty accrual for a particular stationary-source, emission-control capital equipment project by $4.9 million as a result of improved catalyst technology.

7.   INVENTORIES

      Inventories consist of the following:

INVENTORIES
(in millions)

	2002	2001
Raw materials	$95.4	$92.0
Work in process	77.0	67.2
Finished goods	237.4	221.8
Precious metals	17.4	20.6
Total inventories	$427.2	$401.6

      The majority of the Company's physical metal is carried in the committed metal positions line on the balance sheet at fair value with the remainder carried in the inventory line at historical cost. The remaining portion of precious metals are stated at LIFO cost. The market value of the precious-metals recorded at LIFO exceeded cost by $58.3 million and $111.1 million at December 31, 2002 and 2001, respectively. Net earnings include after-tax gains of $3.1 million in 2002, $3.4 million in 2001 and $2.5 million in 2000 from the sale of precious metals accounted for under the LIFO method.

      In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms. Metals held for the accounts of customers and suppliers are not reflected in the Company's financial statements.

8.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:

PROPERTY, PLANT AND EQUIPMENT
(in millions)

	2002	2001
Land	$27.8	$29.2
Buildings and building improvements	244.4	217.6
Machinery and equipment	1,508.6	1,416.2
Construction in progress	94.6	126.4
Mineral deposits and mine development costs	73.8	75.6
	1,949.2	1,865.0
Accumulated depreciation and depletion	1,088.7	1,042.5
Property, plant and equipment, net	$860.5	$822.5

      Mineral deposits and mine development costs consist of industrial mineral reserves including kaolin, attapulgite and mica. The Company does not own any mining reserves or conduct any mining operations with respect to platinum, palladium or other metals.

      The Company capitalized interest of $3.0 million in 2002 and 2001, and $3.9 million in 2000.

9.    INVESTMENTS

      The Company has investments in affiliates that are accounted for under the equity method. These investments are N.E. Chemcat Corporation (N.E. Chemcat), Heesung-Engelhard, Engelhard-CLAL and Prodrive-Engelhard. N.E. Chemcat is a 38.8%-owned, publicly traded Japanese corporation and a leading producer of automotive and chemical catalysts, electronic chemicals and other precious-metals-based products. Heesung-Engelhard, a 49%-owned joint venture in South Korea, manufactures and markets catalyst products for automobiles. Engelhard-CLAL, a 50%-owned joint venture, manufactures and markets certain products containing precious metals. Prodrive-Engelhard, a 50%-owned joint venture in the United States, specializes in the design, development and testing of vehicle emission systems.

      The unaudited financial information below represents a summary of the Company's Engelhard-CLAL investment on a 100% basis, unless otherwise noted:

FINANCIAL INFORMATION
(unaudited) (in millions)

	2002	2001	2000
Earnings data: Revenue	$366.9	$892.1	$1,228.8
Gross profit	32.7	51.6	96.4
Net earnings	(18.6)	28.4	27.2
Engelhard's equity investment impairment	(57.7)	-	-
Engelhard's equity in net earnings	1.6	14.2	11.0
Balance sheet data: Current assets	$148.8	$264.9	$266.4
Noncurrent assets	23.2	42.3	60.1
Current liabilities	63.2	100.4	123.6
Noncurrent liabilities	3.6	27.1	34.5
Net assets	105.2	179.7	168.4
Engelhard's equity investment	6.0	88.6	78.5

      In the third quarter of 2002, the Company recorded an impairment charge of $57.7 million associated with its Engelhard-CLAL joint venture. On September 19, 2002, the Company and its partner, Fimalac, formally agreed to adopt a plan to unwind their Paris-based joint venture, Engelhard-CLAL. The adoption of this plan will cause the joint venture to incur certain costs which will reduce the future cash flows of the joint venture and has caused the Company to include the associated currency translation loss in the carrying value of the investment. The Company has recognized the resulting impairment and reduced the carrying amount of the investment to its fair value. The Company previously disclosed that upon adoption of a plan to liquidate the joint venture, an impairment would likely be recognized. The Company received a distribution in the form of cash and operating assets of approximately $16.0 million in the fourth quarter of 2002 net of the working capital requirements of the distributed operating assets. The Company expects to receive an additional distribution in the first half of 2003.

      The unaudited financial information below represents an aggregation of the Company's nonsubsidiary affiliates, excluding Engelhard-CLAL, on a 100% basis, unless otherwise noted:

FINANCIAL INFORMATION
(unaudited) (in millions)

	2002	2001	2000
Earnings data: Revenue	$644.6	$748.2	$657.3
Gross profit	109.7	106.4	98.8
Net earnings	33.2	34.4	33.0
Engelhard's equity in net earnings	14.6	14.9	13.2
Balance sheet data: Current assets	$306.0	$286.6	$342.8
Noncurrent assets	182.6	165.5	153.6
Current liabilities	155.8	148.5	177.9
Noncurrent liabilities	24.7	20.8	28.4
Net assets	308.1	282.8	290.1
Engelhard's equity investment	126.8	116.3	115.4

      The Company's share of undistributed earnings of affiliated companies included in consolidated retained earnings were earnings of $41.4 million, $87.1 million and $60.3 million in 2002, 2001 and 2000, respectively. Dividends from affiliated companies were $3.9 million in 2002, $4.2 million in 2001 and $4.4 million in 2000.

      In the second quarter of 2002, the Company recorded an impairment charge of $6.7 million ($4.1 million after tax) associated with a non-equity investment. The write down was taken to reflect the lower current value of an investment in fuel-cell developer Plug Power Inc. This investment was made as part of agreements between the two companies for development of advanced materials for fuel cells. The carrying amount of this investment has been reduced to its estimated fair value based on quoted market prices. The Company considered this market decline to be other than temporary. Plug Power Inc. designs and develops on-site electric power generation systems utilizing proton exchange membrane fuel cells for stationary applications. This impairment charge was reported in the Company's "All Other" category and was recorded in "(Loss)/gain on investments, net" in the Company's "Consolidated Statements of Earnings."

10.   COMMITTED METAL POSITIONS AND HEDGED METAL OBLIGATIONS

      Both spot metal positions and derivative instruments are stated at fair value. Fair value is based on published market prices. The following table sets forth the Company's unhedged metal positions included in committed metal positions on the Company's "Consolidated Balance Sheets":

METAL POSITIONS INFORMATION
(in millions)

	2002		2001
	Gross Position	Value	Gross Position	Value
Platinum group metals	Long	$16.6	Long	$44.3
Gold	Long	1.1	Long	0.2
Silver	Long	0.4	Long	0.9
Base metals	Short	2.3	Short	5.9
Total unhedged metal positions		$20.4		$51.3

      Committed metal positions include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined. As of December 31, 2002, the aggregate market value of metals purchased under a contract for which a provisional price had been paid had fallen below the amounts advanced by a total of $332.2 million. This excess may grow or may be eliminated based on market price changes. In March 2003 an agreement was reached that, when performed, including receipt of cash by the Company, will result in the elimination of this excess. The Company expects that no loss will be incurred due to non-performance.

      Derivative metal and foreign currency instruments are used to hedge metal positions and obligations. As of December 31, 2002, over 98% of these instruments have settlement terms of less than one year, with the remaining instruments expected to settle within 15 months. These derivative metal and foreign currency instruments consist of the following:

METAL HEDGING INSTRUMENTS
(in millions)

	2002		2001
	Buy	Sell	Buy	Sell
Metal forwards/futures	$ 1,234.5	$ 494.4	$ 1,510.5	$ 699.1
Eurodollar futures	113.0	86.0	93.2	127.2
Swaps	4.7	7.7	38.3	24.1
Options	101.7	98.7	72.0	64.4
Foreign exchange forwards/futures	-	93.1	-	24.8

11.  FINANCIAL INSTRUMENTS

      The Company's nonderivative financial instruments consist primarily of cash in banks, temporary investments, accounts receivable and debt. The fair value of financial instruments in working capital approximates book value. The fair value of long-term debt was $267.0 million as of December 31, 2002 and $235.8 million as of December 31, 2001 based on prevailing interest rates at those dates, compared with a book value of $247.8 million as of December 31, 2002 and $237.9 million as of December 31, 2001.

      The Company believes that its financial instruments do not represent a concentration of credit risk because the Company deals with a variety of major banks worldwide, and its accounts receivable are spread among a number of major industries, customers and geographic areas. A centralized credit committee reviews significant credit transactions and risk-management issues before the granting of credit, and an appropriate level of reserves is maintained. In addition, the Company monitors the financial condition of its customers to help ensure collections and to minimize losses.

Foreign Currency Instruments

      Aggregate foreign exchange transaction gains and losses were not significant for any year presented. The following table sets forth, in U.S. dollars, the Company's open foreign exchange contracts used for hedging other than metal-related transactions as of the respective year-ends (see Note 10, "Committed Metal Positions and Hedged Metal Obligations," for further detail):

FOREIGN EXCHANGE CONTRACTS INFORMATION
(in millions)

	2002		2001
	Buy	Sell	Buy	Sell
Japanese yen	$ 14.7	$ 0.3	$ 0.3	$ 7.2
Australian dollar	-	0.1	-	-
Euro	34.0	60.0	5.1	63.3
South African rand	-	7.2	-	3.7
British pound	-	-	7.2	-
Brazilian real	-	0.8	-	-
Total open foreign exchange contracts	$ 48.7	$ 68.4	$ 12.6	$ 74.2

      None of these contracts exceeds a year in duration. These contracts were marked to market at December 31, 2002 and 2001.

12.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

      At December 31, 2002, the Company had two unsecured committed revolving credit agreements for $400 million each with a group of major North American banks and foreign banks. The $400 million, five-year agreement expires in May 2006, and the $400 million, 364-day agreement expires in May 2003. In connection with these credit facilities, the Company has agreed to certain covenants, including maintaining a debt-to-EBITDA ratio of less than 3:1 (as defined in the credit agreements). At December 31, 2002, the Company was fully compliant with all of its debt covenants. Facility fees are paid to the bank group for these lines. Management intends to renew the $400 million committed credit facility that expires in May 2003.

      At December 31, 2002 and 2001, short-term bank borrowings were $136.7 million and $198.8 million, respectively. Weighted-average interest rates were 2.0%, 4.1% and 6.4% during 2002, 2001 and 2000, respectively. Long-term debt due within one year was $0.2 million at December 31, 2002 and $0.1 million at December 31, 2001.

      At December 31, 2002 and 2001, commercial paper borrowings were $212.0 million and $190.2 million, respectively. Weighted-average interest rates were 1.9%, 4.1% and 6.3% during 2002, 2001 and 2000, respectively.

      Unused, uncommitted lines of credit available were $471 million at December 31, 2002. The Company's lines of credit with its banks are available in accordance with normal terms for prime commercial borrowers and are not subject to commitment fees or other restrictions.

      The Company has filed a shelf registration for $300 million of corporate debt. Plans to issue long-term debt in 2003 are under consideration by management.

      The following table sets forth the components of long-term debt:

DEBT INFORMATION
(in millions)

	2002	2001
Notes, with a weighted-average interest rate of 12.1%, due 2003-2006	$14.1	$14.1
7.375% Notes, due 2006, net of discount	107.0	98.0
6.95% Notes, due 2028, net of discount	118.6	118.5
Industrial revenue bonds, 5.375%, due 2006	6.5	6.5
Foreign bank loans with a weighted-average interest rate of 7.0%, due 2004	1.2	0.2
Other, with a weighted-average rate of 6.3%, due 2003-2007	0.6	0.7
	248.0	238.0
Amounts due within one year	0.2	0.1
Total long-term debt	$247.8	$237.9

      As of December 31, 2002, the aggregate maturities of long-term debt for the succeeding five years are as follows: $0.2 million in 2003, $1.3 million in 2004, $0.1 million in 2005, $127.6 million in 2006, $0.2 million in 2007 and $118.6 million thereafter.

      Interest expense was $27.4 million in 2002, compared with $47.3 million in 2001 and $64.8 million in 2000. Interest expense in 2002 and 2001 decreased due to decreased borrowings and lower short-term interest rates. Interest income was $2.0 million in 2002, $3.3 million in 2001 and $2.1 million in 2000.

13.  INCOME TAXES

      The components of income tax expense are shown in the following table:

INCOME TAX EXPENSE
(in millions)

	2002	2001	2000
Current income tax expense Federal	$24.8	$8.8	$105.7
State and local	13.3	3.3	10.1
Foreign	15.6	27.5	14.5
	53.7	39.6	130.3
Deferred income tax expense/(benefit) Federal	12.3	38.1	(55.1)
State and local	(1.1)	6.5	(11.3)
Foreign	1.6	(4.5)	13.5
	12.8	40.1	(52.9)
Income tax expense	$66.5	$79.7	$77.4

      The foreign portion of earnings before income tax expense was $10.1 million in 2002, $112.6 million in 2001 and $126.3 million in 2000. The decrease in 2002 was primarily due to the Engelhard-CLAL equity investment impairment charge of $57.7 million recorded in the third quarter of 2002. Taxes on income of foreign consolidated subsidiaries and affiliates are provided at the tax rates applicable to their respective foreign tax jurisdictions.

      The following table sets forth the components of the net deferred tax asset that result from temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes:

NET DEFERRED INCOME TAX ASSET
(in millions)

	2002	2001
Deferred tax assets Accrued liabilities	$167.0	$168.8
Noncurrent liabilities	60.4	65.1
Unrealized net loss - pension liability	51.0	21.0
Tax credits/carryforwards	65.1	6.5
Total deferred tax assets	343.5	261.4
Valuation allowance	(11.7)	(8.6)
Total deferred tax assets, net of
valuation allowance	331.8	252.8
Deferred tax liabilities Prepaid pension expense	(45.6)	(30.5)
Property, plant and equipment	(38.8)	(2.2)
Timing of dealing results	(71.3)	(12.8)
Other assets	(64.4)	(36.7)
Total deferred tax liabilities	(220.1)	(82.2)
Net deferred tax asset	$111.7	$170.6

      Net current deferred tax assets of $60.2 million (net of a $1.2 million valuation allowance) and $99.9 million (net of a $1.2 million valuation allowance) at December 31, 2002 and December 31, 2001, respectively, are included in other current assets and net noncurrent deferred tax assets of $51.5 million (net of a $10.5 million valuation allowance) and $70.7 million (net of a $7.4 million valuation allowance) at December 31, 2002 and December 31, 2001, respectively, are included in other intangible and noncurrent assets in the Company's "Consolidated Balance Sheets."

      At December 31, 2002, the Company had approximately $13.6 million of foreign tax credit carryforwards of which $8.7 million will expire in 2006 and $4.9 million will expire in 2007. The Company had a $4.9 million valuation allowance against these foreign tax credits. The Company also had approximately $7.5 million of foreign net operating losses of which $5.3 million will expire in 2005, $0.5 million will expire in 2007 and $1.7 million will carry forward indefinitely. Minimum tax credit carryforwards at December 31, 2002 totaled approximately $31.7 million and will carry forward indefinitely. At December 31, 2002, the Company also had approximately $282.1 million of State net operating loss carryforwards of which $5.0 million will expire in 2006, $158.8 million will expire in 2008, $9.5 million will expire in 2011, $27.7 million will expire in 2016 and $81.1 million will expire in 2021. The carryback of U.S. tax losses resulting from temporary differences related to the timing of dealing results substantially increased deferred tax assets in 2002 primarily from tax credit carryforwards.

      A reconciliation of the difference between the Company's consolidated income tax expense and the expense computed at the federal statutory rate is shown in the following table:

CONSOLIDATED INCOME TAX EXPENSE RECONCILIATION
(in millions)

	2002	2001	2000
Income tax expense at federal statutory rate	$83.3	$106.8	$86.0
State income taxes, net of federal effect	7.9	5.4	4.0
Percentage depletion	(19.5)	(7.8)	(9.8)
Equity earnings	(3.6)	(3.5)	(3.4)
Equity investment impairment with no tax benefit	20.2	-	-
Taxes on foreign income which differ from U.S. statutory rate	3.0	1.5	9.5
Tax credits/carrybacks	(18.7)	(20.3)	(11.1)
Export sales exclusion	(10.5)	(6.8)	(7.9)
Non-deductible goodwill	-	2.0	2.9
Valuation allowance	5.6	(2.5)	3.6
Other items, net	(1.2)	4.9	3.6
Income tax expense	$66.5	$79.7	$77.4

       No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries' operations. At December 31, 2002, the Company's share of the cumulative undistributed earnings of foreign subsidiaries upon which taxes have not been provided was approximately $510.0 million. It is not practical to estimate the amount of additional tax, net of applicable foreign tax credits, that might be payable on these foreign earnings in the event of distribution or sale. However, under existing law, foreign tax credits would be available to substantially reduce U.S. taxes payable.

14.   RELATED PARTY TRANSACTIONS

      In the ordinary course of business, the Company has related party transactions with its equity affiliates, including N.E. Chemcat, Engelhard-CLAL and Heesung-Engelhard. The Company's transactions with such entities amounted to: purchases-from of $26.0 million in 2002, $4.0 million in 2001 and $5.5 million in 2000; sales-to of $36.4 million in 2002, $17.1 million in 2001 and $27.8 million in 2000; and metal leasing-to of $1.1 million in 2002, $2.6 million in 2001 and $9.9 million in 2000. At December 31, 2002 and 2001, net amounts due to such entities totaled $1.9 million and $1.3 million, respectively.

      Citibank, N.A., a subsidiary of Citigroup Inc., which reports beneficial ownership of more than 5% of our Common Stock, participated with other lenders in lines of credit available to Engelhard under revolving credit facilities. Citibank's total commitment is $34,000,000, none of which was drawn in 2002. In 2002, Citibank received an initial fee of $59,000 and annual facility fees of $33,000 for these facilities. We use subsidiaries of Citigroup, as well as other firms, to provide cash management services to Engelhard. Fees to subsidiaries of Citigroup for these services aggregated less than $60,000 in 2002. In addition, Barclays Global Investors, N.A., which reports beneficial ownership of more than 5% of our Common Stock, provides certain investment management services to Engelhard's pension plans. Fees for such services aggregated approximately $130,000 in 2002

      Barclays Bank, plc, an affiliate of Barclays Global Investors, subsidiaries of Citigroup and other firms, engage in foreign exchange and commodities transactions with Engelhard in the ordinary course of business. All of these transactions are negotiated at arms length as principals in competitive markets. During 2002, foreign exchange and metals transactions with subsidiaries of Citigroup aggregated approximately $190,000,000 and metals transactions with Barclays Bank, plc aggregated approximately $50,000,000. In addition, during 2002, Engelhard provided services in precious metals financing transactions in which subsidiaries of Citigroup and Barclays Bank, plc received funds from third parties. Engelhard received approximately $230,000 in fees from subsidiaries of Citigroup and approximately $37,000 in net revenues from these transactions in which Barclays Bank, plc participated.

15.   BENEFITS

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

      The following table sets forth the plans' funded status:

FUNDED STATUS (in millions)	2002	2001
CHANGE IN PROJECTED BENEFIT OBLIGATION Projected benefit obligation at beginning of year	$452.7	$416.0
Service cost	15.6	14.7
Interest cost	32.3	29.9
Plan amendments	3.9	1.2
Engelhard-CLAL asset distribution	22.3	-
Actuarial losses	39.0	20.5
Benefits paid	(34.8)	(27.1)
Foreign exchange	10.1	(2.5)
Projected benefit obligation at end of year	$541.1	$452.7
CHANGE IN PLAN ASSETS Fair value of plan assets at beginning of year	$382.7	$488.6
Actual loss on plan assets	(26.6)	(80.4)
Employer contribution	56.3	4.8
Benefits paid	(34.8)	(27.1)
Engelhard-CLAL asset distribution	18.1	-
Foreign exchange	9.6	(3.2)
Fair value of plan assets at end of year	$405.3	$382.7
Funded status	$(135.8)	$(70.0)
Unrecognized net actuarial loss	236.5	123.4
Unrecognized prior service cost	13.2	9.7
Unrecognized transition asset, net of amortization	-	(0.1)
Fourth quarter contribution	0.4	0.2
Prepaid pension asset	$114.3	$63.2
Amounts recognized in the consolidated balance sheets consist of:

Prepaid benefit cost	$67.9	$68.6
Accrued benefit liability	(94.4)	(54.3)
Intangible asset	5.9	5.9
Accumulated other comprehensive loss	134.9	43.0
Net amount recognized	$114.3	$63.2

      The prepaid pension asset balances of $67.9 million and $68.6 million at December 31, 2002 and December 31, 2001, respectively, and the intangible asset balances of $5.9 million at December 31, 2002 and 2001 are included in other intangible and noncurrent assets in the Company's "Consolidated Balance Sheets." The Company recorded a minimum pension liability adjustment of $91.9 million ($57.7 million after tax) in 2002 and a minimum pension liability adjustment of $43.0 million ($25.4 million after tax) in 2001. These adjustments were recognized and charged to "Accumulated Other Comprehensive Loss" within shareholders' equity. The aggregate accummulated benefit obligation (ABO) for plans with ABOs in excess of plan assets was $389 million in 2002. The fair value of assets for plans with ABOs in excess of plan assets was $296 million in 2002.

      The components of net periodic pension expense for all plans are shown in the following table:

NET PERIODIC PENSION EXPENSE
(in millions)

	2002	2001	2000
Service cost	$15.6	$14.7	$13.3
Interest cost	32.3	29.9	26.8
Expected return on plan assets	(41.1)	(40.7)	(37.7)
Amortization of prior service cost	1.5	2.2	1.9
Amortization of transition asset	(0.1)	(0.5)	(0.6)
Recognized actuarial loss	4.1	2.5	2.9
Net periodic pension expense	$12.3	$8.1	$6.6

      The Company uses September 30 as the measurement date for pension assets and liabilities. The assumptions chosen to measure the current years' liabilities are also used to determine the subsequent years' net periodic pension expense. The following table sets forth the key weighted-average assumptions used in determining the worldwide projected benefit obligation:

	2002	2001	2000
Discount rate	6.6%	7.2%	7.4%
Rate of compensation increase	3.8%	4.2%	4.4%
Expected return on plan assets	9.7%	10.0%	10.3%

      The Company also sponsors three savings plans covering certain salaried and hourly paid employees. The Company's contributions, which may equal up to 50% of certain employee contributions, were $4.3 million in 2002, $4.1 million in 2001 and $3.9 million in 2000. These amounts were recorded as an expense in the Company's "Consolidated Statements of Earnings."

      The Company also currently provides postretirement medical and life insurance benefits to certain retirees (and their spouses), certain disabled employees (and their families) and spouses of certain deceased employees. Substantially all U.S. salaried employees and certain hourly paid employees are eligible for these benefits, which are paid through the Company's general health care and life insurance programs, except for certain medicare-eligible salaried and hourly retirees who are provided a defined contribution towards the cost of a partially insured health plan. In addition, the Company provides postemployment benefits to former or inactive employees after employment but before retirement. These benefits are substantially similar to the postretirement benefits, but cover a much smaller group of employees. Effective January 1, 2003, the Company eliminated postretirement benefits for those employees (excluding employees under collective bargaining agreements) hired on or after January 1, 2003.

      The following table sets forth the components of the accrued postretirement and postemployment benefit obligation, all of which are unfunded:

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
(in millions)

	2002	2001
CHANGE IN BENEFIT OBLIGATION Benefit obligation at beginning of year	$128.5	$123.0
Service cost	3.1	2.8
Interest cost	9.2	9.1
Actuarial losses	12.0	5.5
Engelhard-CLAL asset distribution	4.9	-
Benefits paid	(12.8)	(11.9)
Benefit obligation at end of year	$144.9	$128.5
Unrecognized net loss	(24.2)	(11.4)
Unrecognized prior service cost	10.9	15.8
Accrued benefit obligation	$131.6	$132.9

      The postretirement and postemployment benefit balances of $131.6 million and $132.9 million at December 31, 2002 and December 31, 2001, respectively, are included in other noncurrent liabilities in the Company's "Consolidated Balance Sheets."

      The components of the net expense for these postretirement and postemployment benefits are shown in the following table:

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
(in millions)

	2002	2001	2000
COMPONENTS OF NET PERIODIC BENEFIT COST Service cost	$3.1	$2.8	$2.8
Interest cost	9.2	9.1	8.7
Net amortization	(5.8)	(5.8)	(5.8)
Net periodic benefit cost	$6.5	$6.1	$5.7

      The weighted-average discount rate used in determining the actuarial present value of the accumulated postretirement and postemployment benefit obligation is 6.75% for 2002 and 7.50% for 2001. The average assumed health care cost trend rate used for 2002 is 5% to 10%. A 1% increase in the assumed health care cost trend rate would have increased aggregate service and interest cost in 2002 by $0.8 million and the accumulated postretirement and postemployment benefit obligation as of December 31, 2002 by $7.5 million. A 1% decrease in the assumed health care cost trend rate would have decreased aggregate service and interest cost in 2002 by $1.3 million and the accumulated postretirement and postemployment benefit obligation as of December 31, 2002 by $12.4 million.

16.   STOCK OPTION AND BONUS PLANS

      The Company's Stock Option Plans of 1999 and 1991, as amended (the Key Option Plans), generally provide for the granting of options to key employees to purchase an aggregate of 5,500,000 and 16,875,000 common shares, respectively, at fair market value on the date of grant. No options under the Stock Option Plans of 1999 and 1991 may be granted after December 16, 2009 and June 30, 2003, respectively.

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

      On May 2, 2002, shareholders approved the 2002 long-term incentive compensation plan. The plan provides for the grant to eligible employees and directors of stock options, share appreciation rights (SARs), restricted shares, restricted share units, performance units, and other share based awards. An aggregate of 6,000,000 shares of common stock have been reserved for issuance under the plan, of which no more than 500,000 shares may be issued in connection with awards other than options and SARs. All terms and conditions of each grant are generally set on the date of grant including the grant price of options which is based on the fair market value on the day of grant. No grants may be made under the plan after March 7, 2012.

      The weighted-average fair value at date of grant for options granted during 2002, 2001 and 2000 was $8.62, $8.13 and $4.28, respectively. Fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used:

	2002	2001	2000
Dividend yield	1.4 - 1.8%	1.5 - 1.8%	2.1 - 2.4%
Expected volatility	36%	35 - 36%	33%
Risk-free interest rate	3.1 - 3.8%	3.8 - 5.1%	6.0%
Expected life (years)	5 - 6	5	4 - 5

      Stock option transactions under all plans are as follows:

	2002		2001		2000
	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share	Number of Shares	Weighted-Average Exercise Price Per Share
Outstanding at beginning of year	12,915,835	$19.32	17,686,507	$18.20	16,472,791	$18.30
Granted	1,352,754	$25.61	1,317,008	$24.55	1,611,786	$16.87
Forfeited	(51,129)	$19.56	(187,330)	$19.40	(255,840)	$19.22
Exercised	(2,696,603)	$18.09	(5,900,350)	$17.15	(142,230)	$12.14
Outstanding at end of year	11,520,857	$20.34	12,915,835	$19.32	17,686,507	$18.20
Exercisable at end of year	7,777,411	$19.26	9,472,409	$18.92	13,692,608	$18.24
Available for future grants	8,951,711		4,253,336		5,383,014

      The following table summarizes information about fixed-price options outstanding at December 31, 2002:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Weighted-Average Remaining Contractual Life (years)	Number Outstanding at 12/31/02	Weighted- Average Exercise Price	Number Exercisable at 12/31/02	Weighted-Average Exercise Price
$14.21 to 19.14	1-2	930,511	$17.05	930,511	$17.05
16.83 to 23.88	4-5	3,600,094	20.38	3,600,094	20.38
17.34 to 21.69	6	1,319,896	18.64	1,199,343	18.59
17.81 to 20.75	7	1,800,088	18.72	1,203,984	18.83
16.84 to 18.75	8	1,275,142	16.87	635,321	16.86
22.75 to 26.90	9	1,245,304	24.63	208,158	23.50
22.80 to 28.75	10	1,349,822	25.61	-	-
		11,520,857	$20.34	7,777,411	$19.26

      The Company's Key Employee Stock Bonus Plan, as amended (the Bonus Plan) provides for the award of up to 15,187,500 common shares to key employees as compensation for future services, not exceeding 1,518,750 shares in any year (plus any canceled awards or shares available for award but not previously awarded). The Bonus Plan terminates on June 30, 2006. Shares awarded vest in five annual installments, provided the recipient is still employed by the Company on the vesting date. Compensation expense is measured on the date the award is granted and is amortized over five years. Shares awarded are considered issued and outstanding at the date of grant and are included in shares outstanding for purposes of computing diluted earnings per share. Employees have both dividend and voting rights on all unvested shares. In 2002 and 2001, the Company granted 158,200 and 423,685 shares to key employees at a fair value of $28.11 and $22.75, respectively, per share. Unvested shares were 674,930 and 626,112 at December 31, 2002 and 2001, respectively. Shares available for grant under this plan are 1,500,000 at December 31, 2002.

      Compensation expense relating to stock awards was $5.0 million in 2002, $4.4 million in 2001 and $5.0 million in 2000.

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

      For the year ended December 31, 2001, the Company recognized expense of $0.9 million related to the increase in the value of its common stock held in a Rabbi Trust for deferred compensation from $20.38 at December 31, 2000 to $22.65 at February 1, 2001 (as the deferred cash option was terminated at this time). For the year ended December 31, 2000, the Company recognized expense of $0.4 million related to changes in the value of its common stock held in the Rabbi Trust. The total value of the Rabbi Trust at December 31, 2002 was $9.4 million compared to $8.7 million at December 31, 2001.

17.   EARNINGS PER SHARE

      Statement of Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS No. 128) specifies the computation, presentation, and disclosure requirements for basic and diluted earnings per share (EPS). The following table represents the computation of basic and diluted EPS as required by SFAS No. 128:

EARNINGS PER SHARE COMPUTATIONS
Year ended December 31
(in millions, except per-share data)

	2002	2001	2000
BASIC EPS COMPUTATION
Net income applicable to common shares	$171.4	$225.6	$168.3
Average number of shares outstanding-basic	128.1	130.0	126.4
Basic earnings per share	$1.34	$1.73	$1.33
DILUTED EPS COMPUTATION
Net income applicable to common shares	$171.4	$225.6	$168.3
Average number of shares outstanding-basic	128.1	130.0	126.4
Effect of dilutive stock options and other incentives	2.4	2.2	0.5
Effect of Rabbi Trust	-	-	1.2
Total number of shares outstanding-diluted	130.5	132.2	128.1
Diluted earnings per share	$1.31	$1.71	$1.31

      Options to purchase additional shares of common stock of 1,282,641 (at a price range of $26.90 to $28.75), 570,380 at a price of $26.90 and 11,684,042 (at a price range of $17.50 to $23.88) were outstanding at the end of 2002, 2001 and 2000, respectively, but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average annual market price of the common shares. Shares held in the Rabbi Trust were excluded from basic shares outstanding in 2000. Effective February 2001, the Company terminated the deferred cash option of the Rabbi Trust. With the termination of this option, shares held in the Rabbi Trust were included in basic shares outstanding in 2001 and 2002.

18.    BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

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

      The Appearance and Performance Technologies segment, located principally in the United States, South Korea, China and Finland, provides pigments, effect materials and performance additives that enable its customers to market enhanced image and functionality in their products. This segment serves a broad array of end markets including coatings, plastics, cosmetics, construction and paper. This segment's products help customers improve the look, performance and overall cost of their products. This segment is also the internal supply source of precursors for some of the Company's advanced refining-process catalysts.

      The Materials Services segment, located principally in the United States, Europe and Japan, serves the Company's technology segments, their customers and others with precious and base metals and related services. This is a distribution and materials services business that purchases and sells precious metals, base metals and related products and services. It does so under a variety of pricing and delivery arrangements structured to meet the logistical, financial and price-risk management requirements of the Company, its customers and suppliers. Additionally, it offers the related services of precious-metal refining and storage and produces salts and solutions.

      Within the "All Other" category, sales to external customers and operating earnings/(losses) are derived primarily from the Ventures business. The sale of precious metals accounted for under the LIFO method, royalty income and other miscellaneous income and expense items not related to the reportable segments are included in the "All Other" category.

      The majority of Corporate operating expenses have been charged to the segments on either a direct-service basis or as part of a general allocation. Environmental Technologies and, to a much lesser extent, Process Technologies utilize metal in their factories in excess of that provided by customers. This metal is provided by Materials Services.

      The following table presents certain data by business segment:

BUSINESS SEGMENT INFORMATION
(in millions)

	Environmental Technologies	Process Technologies	Appearance and Performance Technologies	Materials Services	Reportable Segments Subtotal	All Other	Total
2002 Net sales to external customers	$680.4	$538.8	$650.8	$1,836.0	$3,706.0	$47.6	$3,753.6
Operating earnings/(loss)	109.2	93.0	87.1	52.7	342.0	(a) (30.5)	311.5
Special (charge)/credit	(3.1)	-	-	11.0	7.9	-	7.9
Interest income	-	-	-	-	-	2.0	2.0
Interest expense	-	-	-	-	-	27.4	27.4
Depreciation, depletion and amortization	27.0	24.0	46.0	2.3	99.3	14.3	113.6
Equity in earnings of affiliates	8.2	-	-	-	8.2	8.0	16.2
Equity investment impairment	-	-	-	-	-	57.7	57.7
Income taxes	-	-	-	-	-	66.5	66.5
Total assets	595.2	572.4	795.3	641.2	2,604.1	416.6	3,020.7
Equity investments	31.5	-	-	-	31.5	101.3	132.8
Capital expenditures	40.2	18.4	29.4	5.2	93.2	20.1	113.3
2001 Net sales to external customers	$646.7	$568.2	$634.4	$3,207.9	$5,057.2	$39.7	$5,096.9
Operating earnings/(loss)	142.4	94.3	46.5	56.1	339.3	(a) (19.2)	320.1
Special charge	-	-	(7.1)	-	(7.1)	-	(7.1)
Interest income	-	-	-	-	-	3.3	3.3
Interest expense	-	-	-	-	-	47.3	47.3
Depreciation, depletion and amortization	21.5	24.6	51.4	1.3	98.8	9.7	108.5
Equity in earnings of affiliates	8.6	-	-	-	8.6	20.5	29.1
Income taxes	-	-	-	-	-	79.7	79.7
Total assets	506.9	563.4	799.7	593.1	2,463.1	532.4	2,995.5
Equity investments	23.0	-	-	-	23.0	181.9	204.9
Capital expenditures	68.7	30.4	36.9	8.2	144.2	24.7	168.9
2000 Net sales to external customers	$636.7	$566.6	$684.4	$3,614.2	$5,501.9	$40.7	$5,542.6
Operating earnings/(loss), excluding special and other charges	131.8	86.5	80.2	129.3	427.8	(a) (29.0)	398.8
Special and other charges	(15.4)	(5.5)	(49.7)	-	(70.6)	(62.8)	(133.4)
Operating earnings/(loss), as reported	116.4	81.0	30.5	129.3	357.2	(91.8)	265.4
Interest income	-	-	-	-	-	2.1	2.1
Interest expense	-	-	-	-	-	64.8	64.8
Depreciation, depletion and amortization	21.6	28.2	51.0	1.5	102.3	14.8	117.1
Equity in earnings/(loss) of affiliates	6.6	-	(1.2)	-	5.4	18.8	24.2
Income taxes	-	-	-	-	-	77.4	77.4
Total assets	492.8	540.1	825.0	790.2	2,648.1	518.7	3,166.8
Equity investments	15.7	-	-	-	15.7	178.2	193.9
Capital expenditures	40.2	30.5	45.9	1.0	117.6	19.0	136.6
(a)	Includes pretax gains on the sale of certain precious metals accounted for under the LIFO method of $5.1 million in 2002, $5.3 million in 2001 and $3.9 million in 2000.

      The following table presents certain data by geographic area:

GEOGRAPHIC AREA DATA
(in millions)

	2002	2001	2000
Net sales to external customers: United States	$2,010.4	$2,983.9	$3,559.3
International	1,743.2	2,113.0	1,983.3
Total consolidated net sales to external customers	$3,753.6	$5,096.9	$5,542.6
Long-lived assets: United States	$1,089.3	$1,092.5	$1,065.6
International	216.5	245.1	205.0
Total long-lived assets	$1,305.8	$1,337.6	$1,270.6

      The Company's international operations are predominantly based in Europe.

      The following table reconciles segment operating earnings with earnings before income taxes as shown in the Company's "Consolidated Statements of Earnings":

SEGMENT RECONCILIATIONS
(in millions)

	2002	2001	2000
Net sales to external customers: Net sales for reportable segments	$3,706.0	$5,057.2	$5,501.9
Net sales for other business units	35.0	32.0	37.7
All other	12.6	7.7	3.0
Total consolidated net sales to
external customers	$3,753.6	$5,096.9	$5,542.6
Earnings before income taxes: Operating earnings for reportable segments	$342.0	$339.3	$357.2
Operating earnings/(loss) for other business units	0.4	(0.9)	(35.6)
Special and other charges - Corporate	-	-	(28.3)
Other operating loss - Corporate	(30.9)	(18.3)	(27.9)
Total operating earnings	$311.5	$320.1	$265.4
Interest income	2.0	3.3	2.1
Interest expense	(27.4)	(47.3)	(64.8)
Equity in earnings of affiliates	16.2	29.1	24.2
Equity investment impairment	(57.7)	-	-
(Loss)/gain on investments, net	(6.7)	-	18.8
Earnings before income taxes	$237.9	$305.2	$245.7
Total assets Total assets for reportable segments	$2,604.1	$2,463.1	$2,648.1
Assets for other business units	30.3	28.5	29.1
All other	386.3	503.9	489.6
Total consolidated assets	$3,020.7	$2,995.5	$3,166.8

Equity investments for reportable segments	$31.5	$23.0	$15.7
Equity investments - All other	101.3	181.9	178.2
Other investments not carried on the equity method	4.0	8.6	6.2
Total investments	$136.8	$213.5	$200.1

      An unaffiliated customer of the Environmental Technologies and Materials Services segments accounted for approximately $625 million, $796 million and $830 million of the Company's net sales in 2002, 2001 and 2000, respectively.

19.   LEASE COMMITMENTS

      The Company rents real property and equipment under long-term operating leases. Rent expense and sublease income for all operating leases are summarized as follows:

(in millions)	2002	2001	2000
Rents paid	$35.2	$33.0	$26.7
Less: sublease income	(1.1)	(1.3)	(0.8)
Rent expense, net	$34.1	$31.7	$25.9

      Future minimum rent payments at December 31, 2002, required under noncancellable operating leases, having initial or remaining lease terms in excess of one year, are as follows:

(in millions)
2003	$ 35.0
2004	32.3
2005	20.4
2006	13.8
2007	12.0
Thereafter	76.9
Total minimum lease payments	190.4
Less: minimum sublease income	(3.7)
Net minimum lease payments	$ 186.7

      In 2000, the Company entered into a sale-leaseback transaction for $97.3 million for machinery and equipment that is used in the Process Technologies segment. The term of this operating lease is five years. The Company intends to renew this lease at the end of the lease term in 2005. In 1998, the Company entered into a sale-leaseback transaction for $67.2 million for property that serves as the principal executive and administrative offices of the Company and its operating businesses. The term of this operating lease is 20 years.

20.   ENVIRONMENTAL COSTS

      With the oversight of environmental agencies, the Company is currently preparing, has under review, or is implementing environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites, including Plainville, Massachusetts. The Company is continuing to investigate contamination at Plainville under a 1993 agreement with the United States Environmental Protection Agency (EPA). The Company is continuing to address decommissioning issues under authority delegated by the Nuclear Regulatory Commission to the Commonwealth of Massachusetts. A Salt Lake City, Utah site was sold in 2002, with the primary liability for remediating the site contractually transferred to the buyer and Engelhard remaining responsible for specified remediation costs.

      In addition, as of December 31, 2002, twelve sites have been identified at which the Company believes liability as a potentially responsible party is probable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund imposes strict, joint and several liability under certain circumstances. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de minimis contributor of hazardous substances at a number of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances or natural resource damages, the Company has settled a number of other cleanup proceedings. The Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

      The accruals for environmental cleanup-related costs recorded in the consolidated balance sheets at December 31, 2002 and 2001 were $18.5 million and $23.2 million, respectively, including $0.1 million and $0.6 million, respectively, for Superfund sites. These amounts represent those costs that the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company's accrual represents approximately 40% of what it believes are the reasonably possible environmental cleanup-related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

      Cash payments for environmental cleanup-related matters were $1.8 million in 2002 and $1.7 million in both 2001 and 2000. The amounts accrued in connection with environmental cleanup-related matters were not significant over this time period.

      For the past three-year period, environmental-related capital projects have averaged less than 10% of the Company's total capital expenditure programs, and the expense of environmental compliance (e.g., environmental testing, permits, consultants and in-house staff) was not material.

       There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup-related matters are projected to be $2.9 million for 2003, which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, management believes environmental cleanup-related reserves at December 31, 2002 are reasonable and adequate, and environmental matters are not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from the estimates, could have a material adverse effect on the Company's operating results or cash flows.

21.  LITIGATION AND CONTINGENCIES

      The Company is one of a number of defendants in numerous proceedings that allege that the plaintiffs were injured from exposure to hazardous substances purportedly supplied by the Company and other defendants or that existed on company premises. The Company is also subject to a number of environmental contingencies (see Note 20, "Environmental Costs," for further detail) and is a defendant in a number of lawsuits covering a wide range of other matters. In some of these matters, the remedies sought or damages claimed are substantial. While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition. These matters, if resolved in a manner different from management's current expectations, could have a material adverse effect on the Company's operating results or cash flows.

      In 1998, management learned that Engelhard and several other companies operating in Japan had been victims of an elaborate scheme involving base-metal inventory held in third-party warehouses in Japan. The inventory loss was approximately $40 million in 1997 and $20 million in 1998. In the first quarter of 1998, Engelhard recorded a receivable from the insurance carriers and third parties involved for approximately $20 million. This amount represented management's and counsel's best estimate of the minimum probable recovery from the various insurance policies and other parties involved in the fraudulent scheme. As of June 30, 2002, the Company had recovered $11.2 million. In July 2002, the Company received an additional $19.8 million, net of legal fees, from insurance settlements reached in June. Accordingly, the Company recorded a gain of $11.0 million ($6.8 million after tax) in the second quarter of 2002 in its Materials Services segment.

      The Company is involved in a value-added tax dispute in Peru. Management believes the Company was targeted by corrupt officials within a former Peruvian government. On December 2, 1999, Engelhard Peru, S.A., a wholly owned subsidiary, was denied refund claims of approximately $28 million. The Peruvian tax authority also determined that Engelhard Peru, S.A. is liable for approximately $63 million in refunds previously paid, fines and interest as of December 31, 1999. Interest and fines continue to accrue at rates established by Peruvian law. The Peruvian Tax Court ruled on February 11, 2003 that Engelhard Peru, S.A. was liable for these amounts, overruling precedent to apply a "form over substance" theory without any determination of fraudulent participation by Engelhard Peru, S.A. The Tax Court is part of the Peruvian Ministry of Economics and Finance. Engelhard Peru, S.A. is contesting these determinations vigorously, and management believes, based on consultation with counsel, that Engelhard Peru, S.A. is entitled to all refunds claimed and is not liable for these additional taxes, fines or interest. In late October 2000, a criminal proceeding alleging tax fraud and forgery related to this value-added tax dispute was initiated against two Lima-based officials of Engelhard Peru, S.A. Although Engelhard Peru, S.A. is not a defendant, it may be civilly liable in Peru if its representatives are found responsible for criminal conduct. In its own investigation, and in detailed review of the materials presented in Peru, management has not seen any evidence of tax fraud by these officials. Accordingly, Engelhard Peru, S.A. is assisting in the vigorous defense of this proceeding. Management believes the maximum economic exposure is limited to the aggregate value of all assets of Engelhard Peru, S.A. That amount, which is approximately $30 million including unpaid refunds, has been fully provided for in the accounts of the Company.

      On October 29, 2002, a jury in the New York County Supreme Court awarded the Company $29.8 million in damages in a breach of contract action the Company had brought against Research Corporation and Research Corporation Technologies in 1998. The jury found that the defendants did not share with the Company all of the royalties to which the Company was entitled under a royalty-sharing agreement it entered into with Research Corporation in 1979. Statutory interest to the date of the verdict would have increased the amount awarded to approximately $42.2 million. On March 21, 2003, the Company entered into a settlement agreement, releasing this claim in exchange for payment of $38 million.

22.  COMPREHENSIVE INCOME

      Changes in accumulated other comprehensive income/(loss) are as follows:

(in millions)	Cash flow derivative adjustment, net of tax	Foreign currency translation adjustment	Minimum pension liability adjustment, net of tax	Investment adjustment, net of tax	Total accumulated other comprehensive income/(loss)
Balance at December 31, 1999	$-	$(30.1)	$(1.0)	$-	$(31.1)
Period change	-	(20.9)	1.0	-	(19.9)
Balance at December 31, 2000	-	(51.0)	-	-	(51.0)
Period change	(4.6)	(51.0)	(25.4)	-	(81.0)
Balance at December 31, 2001	(4.6)	(102.0)	(25.4)	-	(132.0)
Period change	4.4	70.3	(57.7)	(0.2)	16.8
Balance at December 31, 2002	$(0.2)	$(31.7)	$(83.1)	$(0.2)	$(115.2)

23.  SUPPLEMENTAL INFORMATION

      The following table presents certain supplementary information to the Company's "Consolidated Statements of Cash Flows":

SUPPLEMENTARY CASH FLOW INFORMATION
(in millions)

	2002	2001	2000
Cash paid during the year for: Interest	$28.1	$48.7	$61.7
Income taxes	31.4	95.1	60.9
Materials Services related: Change in assets and liabilities - source/(use): Receivables	$(4.5)	$13.5	$0.4
Committed metal positions	(25.3)	62.3	(150.4)
Inventories	(1.0)	-	(0.3)
Other current assets	16.4	2.2	22.9
Other noncurrent assets	0.2	0.2	0.2
Accounts payable	11.8	(16.6)	(32.9)
Accrued liabilities	(27.7)	(1.9)	44.5
Net cash flows from changes in assets and liabilities	$(30.1)	$59.7	$(115.6)
All Other: Change in assets and liabilities - source/(use): Special and other charges	$-	$7.1	$133.4
Receivables	7.7	98.0	(79.8)
Inventories	(7.4)	(29.2)	(22.4)
Other current assets	(0.9)	15.8	(52.6)
Other noncurrent assets	6.0	8.1	(13.4)
Accounts payable	27.9	(32.8)	13.1
Accrued liabilities	(7.1)	(69.6)	76.6
Noncurrent liabilities	(30.9)	(20.5)	(6.0)
Net cash flows from changes in assets and liabilities	$(4.7)	$(23.1)	$48.9

      The following tables present certain supplementary information to the Company's "Consolidated Balance Sheets":

SUPPLEMENTARY BALANCE SHEET INFORMATION
Other current assets
(in millions)

	2002	2001
Prepaid insurance	$10.3	$8.1
Current deferred taxes	60.2	99.9
Other	24.4	34.3
Other current assets	$94.9	$142.3

Other current liabilities
(in millions)

	2002	2001
Income taxes payable	$59.2	$79.2
Payroll-related accruals	69.4	77.9
Deferred revenue	10.3	43.9
Interest payable	3.1	3.8
Restructuring reserves	4.8	8.7
Product warranty reserves	11.1	14.7
Environmental accrual	2.8	7.5
Refining reserves	3.0	6.6
Other	111.6	99.4
Other current liabilities	$275.3	$341.7

REPORT OF INDEPENDENT AUDITORS

      To the Board of Directors and Shareholders of Engelhard Corporation:

      We have audited the accompanying consolidated balance sheet of Engelhard Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of earnings, cash flows and shareholders' equity for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Engelhard Corporation and subsidiaries as of and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 31, 2002, before the revisions and disclosures described below.

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

      In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Engelhard Corporation and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

      As described in Notes 1 and 3 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards ("Statement") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

      As discussed above, the consolidated financial statements for Engelhard Corporation as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. These consolidated financial statements have been revised to include the transitional requirements of Statement No. 142 which impacted the classification of goodwill and other intangible assets in the consolidated balance sheet and Note 3, and, in Note 23, the Company separately disclosed cash flows from changes in assets and liabilities related to Materials Services. Our audit procedures consisted of agreeing the previously reported net income and earnings per share amounts in Note 3 to previously reported amounts, and the additional and expanded disclosures in Notes 3 and 23 to underlying records obtained from management, and testing the mathematical accuracy of the tables in the aforementioned notes. In our opinion these revisions and disclosures are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company's consolidated financial statements for 2001 and 2000 other than with respect to such revisions and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company's 2001 and 2000 consolidated financial statements taken as a whole.

/s/ Ernst & Young LLP
Ernst & Young LLP
MetroPark, New Jersey
February 4, 2003, except for the February 11 and March 2003 events disclosed in Notes 10 and 21, as to which the date is March 21, 2003.

REPORT OF INDEPENDENT AUDITORS

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

/s/ Arthur Andersen LLP
Arthur Andersen LLP
New York, New York
January 31, 2002

Note:  Reprinted above is a copy of the report previously expressed by such firm which has ceased operations. The reprinting of this report is not equivalent to a current reissuance of such report as would be required if such firm was still operating. The consolidated balance sheet as of December 31, 2001 and the consolidated statements of earnings, cash flows and shareholders' equity for the two years ended December 31, 2001 referred to in this report have been included in the accompanying financial statements. Because such firm has not consented to the inclusion of this report in this Form 10-K, your ability to make a claim against such firm may be limited or prohibited.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
($ in millions, except per-share amounts)

	First quarter	Second quarter	Third quarter	Fourth quarter
2002 Net sales	$1,001.8	$982.3	$858.6	$910.9
Gross profit	160.7	177.2	155.8	160.2
Earnings before income taxes	69.8	80.1	17.1	70.9
Net earnings	52.4	60.1	2.9	56.1
Basic earnings per share	0.41	0.47	0.02	0.44
Diluted earnings per share	0.40	0.46	0.02	0.44
2001 Net sales	$1,611.3	$1,471.6	$1,143.0	$871.0
Gross profit	166.2	173.1	168.2	155.7
Earnings before income taxes	69.8	80.3	80.7	74.4
Net earnings	47.9	59.5	57.7	60.5
Basic earnings per share	0.37	0.45	0.44	0.47
Diluted earnings per share	0.37	0.45	0.43	0.46

      Results in the second quarter of 2002 include an impairment charge of $6.7 million ($4.1 million after tax) associated with an investment in fuel-cell developer Plug Power Inc., a charge of $3.1 million ($1.9 million after tax) related to a manufacturing consolidation plan and an $11.0 million ($6.8 million after tax) insurance settlement gain.

      Results in the third quarter of 2002 include an impairment charge of $57.7 million associated with the Company's Engelhard-CLAL joint venture.

      The above amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year amounts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors -

      Information concerning directors of the Company is included under the caption "Election of Directors," "Information with Respect to Nominees and Directors Whose Terms Continue," "Share Ownership of Directors and Officers," and "Board of Directors' Meetings, Committees and Fees" in the Proxy Statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

(b) Executive Officers - See information of Executive Officers under item 4A on page 10.

ITEM 11.	EXECUTIVE COMPENSATION

       Information concerning executive compensation is included under the captions "Executive Compensation and Other Information," "Pension Plans," "Employment Contracts, Termination of Employment and Change in Control Arrangements" and the "Performance Graph" of the Proxy Statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Information concerning security ownership of certain beneficial owners and management is included under the captions "Information as to Certain Shareholders" and "Share Ownership of Directors and Officers" of the Proxy Statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2002

      We have seven plans approved by shareholders: The Engelhard Corporation Stock Option Plan of 1991, the Engelhard Corporation 2002 Long Term Incentive Compensation Plan, the Engelhard Corporation Directors Stock Option Plan, the Key Employee Stock Bonus Plan of Engelhard Corporation, the Engelhard Corporation Deferred Stock Plan for Non Employee Directors, the Stock Bonus Plan for Non Employee Directors of Engelhard Corporation, and the Deferred Compensation Plan for Directors of Engelhard Corporation.

      We have two plans that did not require approval by shareholders: The Engelhard Corporation Stock Option Plan of 1999 and the Engelhard Corporation Employee Stock Option Plan.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by
security holders	8,691,114	$20.08	(3)(4) 7,991,110

Equity compensation plans not approved
by security holders (1) (2)	2,829,743	$21.02	2,608,248

Total	11,520,857	$20.34	10,599,358

(1)	The Engelhard Corporation Stock Option Plan of 1999 was approved by the Company's Board of Directors on December 16, 1999. This plan as amended, reserved up to 5,500,000 shares of the Company's common stock for issuance under the plan to key employees (excluding elected officers). Options granted are nonqualified stock options and the grant price is the fair market value of the Company's stock on the date of grant. Options vest in equal installments over a four year period. Options expire no later than the 10th anniversary from the date of grant. No option may be granted under the plan after December 16, 2009. Options outstanding under this plan are 2,575,215 as of December 31, 2002.

(2)	The Engelhard Corporation Employees Stock Option Plan was approved by the Company Board of Directors on March 9, 1993. No options may be granted after December 31, 1994 under this plan. This plan as amended reserves up to 2,812,500 shares of the Company's common stock for issuance under the plan. This was a broad based stock option plan that generally provided for the granting to all employees (excluding collective bargained employees and employees eligible for grants under key employee stock option plans) of nonqualified stock options to purchase shares of the Company's common stock based on the fair market value of the date of grant. Options vested in equal installments over a four year period. Options expire no later than the 10th anniversary from the date of grant. Options outstanding under this plan are 254,528 as of December 31, 2002.

(3)	Includes a combined 1,545,580 shares available under the Key Employee Stock Bonus Plan and the Stock Bonus Plan for Non-Employee Directors, both of which are restricted share programs. In addition, includes 102,067 phantom stock units under the Engelhard Corporation Deferred Stock Plan for Non Employee Directors. The Engelhard Corporation 2002 Long Term Incentive Compensation Plan permits the issuance of up to 500,000 restricted shares, restricted share units, performance shares, performance units and other share based awards.

(4)	The Deferred Compensation Plan for Directors of Engelhard Corporation permits non-employee directors to defer director fees. The deferred fees may at the election of the director be applied towards the purchase of deferred stock units based on a then current market price of the Company's common stock. The directors make an irrevocable election as to the timing of when these deferred stock units will be converted into shares of the Company's common stock. This plan, although approved by shareholders, did not provide a maximum number of shares to be issued under the plan. The Company filed a registration statement during 1991 under the Securities Act of 1933, as amended, which registered 168,750 shares (adjusted for stock splits). As of December 31, 2002, 124,690 shares have been used against this registration leaving 44,060 available for future issuance. This amount is not included in the shares available for issuance in column c above.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information concerning certain transactions is included under the caption "Certain Transactions" of the Proxy Statement for the 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 14.	CONTROLS AND PROCEDURES

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	Pages

(a)	(1)	Financial Statements and Schedules

		Reports of Independent Auditors	73-74

		Consolidated Statements of Earnings for each of the three years in the period ended December 31, 2002	29

		Consolidated Balance Sheets at December 31, 2002 and 2001	30

		Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2002	31

		Consolidated Statements of Shareholders' Equity for each of the three years in the period ended December 31, 2002	32

		Notes to Consolidated Financial Statements	33-72

	(2)	Financial Statement Schedules

		Consolidated financial statement schedules not filed herein have been omitted either because they are not applicable or the required information is shown in the Notes to Consolidated Financial Statements in this Form 10-K.

(b)	(1)	In report on Form 8-K filed with the Securities and Exchange Commission on May 3, 2002, the Company reported that it changed its certifying accountant.	*

	(2)	In a report on Form 8-K filed with the Securities and Exchange Commission on August 9, 2002, the Company reported that its Principal Executive Officer and its Principal Financial Officer had filed sworn statements with the Securities and Exchange Commission pursuant to order of the Commission dated June 27, 2002.	*

Exhibits	Pages

(3)	(a)	Certificate of Incorporation of the Company (incorporated by reference to Form 10, as amended on Form 8-K filed with the Securities and Exchange Commission on May 19, 1981).	*

(3)	(b)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-K for the year ended December 31, 1987).	*

*   Incorporated by reference as indicated.

Exhibits	Pages

(3)	(c)	Certificate of Amendment to the Restated Certificate of Incorporation of the Company (incorporated by reference to Form 10-Q for the quarter ended March 31, 1993).	*

(3)	(d)	Amendment to the Restated Certificate of Incorporation of the Company, filed with the State of Delaware, Office of the Secretary of State on May 2, 1996 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 14, 1996).	*

(3)	(e)	By-laws of the Company as amended June 12, 1997 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 13, 1997).	*

(3)	(f)	Article II of the By-laws of the Company as amended December 17, 1998 (incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on January 29, 1999).	*

(3)	(g)	Certificate of Designation relating to Series A Junior Participating Preferred Stock, filed with the State of Delaware, Office of the Secretary of State on November 12, 1998 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 19, 1999).	*

(3)	(h)	Article II, Section 8 of the By-Laws of the Company as amended March 1, 2001 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 30, 2001).	*

(10)	(a)	Form of Agreement of Transfer entered into between Engelhard Minerals & Chemicals Corporation and the Company, dated May 18, 1981 (incorporated by reference to Form 10, as amended on Form 8 filed with the Securities and Exchange Commission on May 19, 1981).	*

(10)	(b)	Rights Agreement, dated as of October 1, 1998 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on October 29, 1998).	*

(10)	(c)	Consulting agreement for Orin R. Smith (incorporated by reference to Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2001).	*

(10)	(d)	Employment agreement for Barry W. Perry, effective August 2, 2001 (incorporated by reference to Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2001).	*

*   Incorporated by reference as indicated.

Exhibits	Pages

(10)	(e)	Amendment to Employment Agreement for Barry W. Perry, effective February 13, 2002 (incorporated by reference to Form 10-K, filed with the Securities and Exchange Commission on March 21, 2002).	*

(10)	(f)	2002 Share Performance Incentive Plan for Barry W. Perry, effective May 2, 2002 (incorporated by reference to Form 10-Q, filed with the Securities and Exchange Commission on August 13, 2002).	*

(10)	(g)	2003 Share Performance Incentive Plan for Barry W. Perry, effective January 1, 2003.	89-91

(10)	(h)	Five-Year Credit Agreement, dated as of May 11, 2001 (incorporated by reference to Form 10-K, filed with the Securities and Exchange Commission on March 21, 2002).	*

(10)	(i)	Amendment No. 1 to the Five-Year Credit Agreement, dated May 10, 2002.	92-97

(10)	(j)	364-Day Credit Agreement, dated as of May 10, 2002.	98-147

(10)	(k)	Engelhard Corporation Form of Change in Control Agreement (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 13, 1998).	*

(10)	(l)	Engelhard Corporation Annual Restricted Cash Incentive Compensation Plan, effective as of December 15, 2000 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 30, 2001).	*

(10)	(m)	Engelhard Corporation 2002 Long Term Incentive Plan, effective May 2, 2002 (incorporated by reference to the 2001 Proxy Statement filed with the Securities and Exchange Commission on March 26, 2002).	*

(10)	(n)	Engelhard Corporation Stock Option Plan of 1991 - conformed copy includes amendments through March 2002.	148-154

(10)	(o)	Engelhard Corporation Stock Option Plan of 1999 for Certain Key Employees (Non Section 16(b) Officers), effective February 1, 2001 - conformed copy includes amendments through March 2001.	155-159

(10)	(p)	Deferred Compensation Plan for Key Employees of Engelhard Corporation, effective August 1, 1985 - conformed copy includes amendments through October 2001.	160-165

(10)	(q)	Deferred Compensation Plan for Directors of Engelhard Corporation, as restated as of May 7, 1987 - conformed copy includes amendments through December 2002.	166-172

*  Incorporated by reference as indicated.

Exhibits	Pages

(10)	(r)	Key Employees Stock Bonus Plan of Engelhard Corporation, effective July 1, 1986 - conformed copy includes amendments through March 2002.	173-178

(10)	(s)	Stock Bonus Plan for Non-Employee Directors of Engelhard Corporation, effective July 1, 1986 - conformed copy includes amendments through October 1998.	179-184

(10)	(t)	Engelhard Corporation Directors and Executives Deferred Compensation Plan (1986-1989) - conformed copy includes amendments through December 2001.	185-190

(10)	(u)	Engelhard Corporation Directors and Executives Deferred Compensation Plan (1990-1993) - conformed copy includes amendments through December 2001.	191-196

(10)	(v)	Retirement Plan for Directors of Engelhard Corporation, effective January 1, 1985 - conformed copy includes amendments through April 2000.	197-198

(10)	(w)	Supplemental Retirement Program of Engelhard Corporation as amended and restated, effective January 1, 1989 - conformed copy includes amendments through February 2001.	199-211

(10)	(x)	Supplemental Retirement Trust Agreement, effective April 2002.	212-221

(10)	(y)	Engelhard Corporation Directors Stock Option Plan as amended and restated, effective May 4, 1995 - conformed copy includes amendments through March 2001.	222-226

(10)	(z)	Engelhard Corporation Employee Stock Option Plan as amended and restated, effective May 4, 1995.	227-230

(10)	(aa)	Engelhard Corporation Deferred Stock Plan for Non-Employee Directors - conformed copy includes amendments made through December 2002.	231-237

(12)		Computation of the Ratio of Earnings to Fixed Charges.	238

(21)		Subsidiaries of the Registrant.	239-240

(23)		Consent of Independent Auditors.	241

(24)		Powers of Attorney.	242-247

(99)		Certification Accompanying Periodic Report Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)	248

*   Incorporated by reference as indicated.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Iselin, New Jersey on the 25th day of March 2003.

Engelhard Corporation
Registrant

/s/Barry W. Perry
Barry W. Perry (Chairman and Chief Executive Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry W. Perry Barry W. Perry	Chairman and Chief Executive Officer & Director (Principal Executive Officer)	March 25, 2003

/s/ Michael A. Sperduto Michael A. Sperduto	Vice President and Chief Financial Officer (Principal Financial Officer)	March 25, 2003

/s/ Alan J. Shaw Alan J. Shaw	Controller (Principal Accounting Officer)	March 25, 2003

*	Director	March 5, 2003
Marion H. Antonini

*	Director	March 5, 2003
James V. Napier

*	Director	March 5, 2003
Norma T. Pace

*	Director	March 5, 2003
Henry R. Slack

*	Director	March 7, 2003
Louis J. Giuliano

*	Director	March 5, 2003
Douglas G. Watson

*	By this signature below, Arthur A. Dornbusch, II has signed this Form 10-K as attorney-in-fact for each person indicated by an asterisk pursuant to duly executed powers of attorney filed with the Securities and Exchange Commission included herein as Exhibit 24.

/s/ Arthur A. Dornbusch, II	March 25, 2003
Arthur A. Dornbusch, II

Certification
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      I, Barry W. Perry, Chairman and Chief Executive Officer of Engelhard Corporation (the "Company"), certify that:

  I have reviewed this annual report on Form 10-K of the Company;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 25, 2003	/s/ Barry W. Perry
Barry W. Perry
Chairman and Chief
Executive Officer

Certification
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      I, Michael A. Sperduto, Vice President and Chief Financial Officer of Engelhard Corporation (the "Company"), certify that:

  I have reviewed this annual report on Form 10-K of the Company;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of the date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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

  The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 25, 2003	/s/ Michael A. Sperduto
Michael A. Sperduto
Vice President and Chief
Financial Officer

EXHIBIT (10)(g)

2003 SHARE PERFORMANCE INCENTIVE PLAN

         1.   Provided the conditions set forth in Section 2 or Section 4 below are met, a cash bonus shall be awarded to Barry W. Perry (the "Employee") on the terms and subject to the conditions set forth herein.

         2.   Except as otherwise set forth in Section 4 below, in order for a bonus award to be made to the Employee hereunder, the following conditions must be satisfied: (a) the average closing price per share of the Company's common stock on the New York Stock Exchange for the period from January 1, 2003 through December 31, 2003 (the "Award Period"), computed by averaging the closing price on each day on which the New York Stock Exchange was open for trading during the Award Period (the "Average Share Price"), must exceed $28; (b) the Return on the Company's common stock for the Award Period must exceed the Return on the S&P All Chemicals Index (except as discussed below, as constituted for purposes of the Company's proxy statement) for the Award Period, and for all purposes of this Plan, (x) Return shall be computed based on share price without regard to dividends, (y) Return on the Company's common stock for the Award Period shall mean (Average Share Price during Award Period less closing price per share of the Company common stock on December 31, 2002) divided by the closing price per share of Company common stock on December 31 2002, and (z) Return on the S&P All Chemicals Index for the Award Period shall mean the average, weighted on the basis of market capitalization on December 31, 2002, of the Return of each company constituting such index, where each such Return is (the average closing share price of the applicable company during the Award Period less the closing price per share of the applicable company on December 31, 2002) divided by the closing price per share of the applicable company on December 31, 2002; and (c) the Employee must be actively employed as the Chairman and Chief Executive Officer of the Company on January 6, 2004. If the composition of the S&P All Chemicals Index changes during the Award Period, the Return on the shares of the constituent companies shall be taken into account for the period during which they are included in the S&P All Chemicals Index with appropriate adjustments to the weighting of such Returns, all as determined reasonably and in good faith by the Company subject to the review of the Compensation Committee of the Company's Board of Directors.

         3.   If the conditions set forth in Section 2 above are met, the amount of the bonus award granted to the Employee shall be computed by first determining the excess of the Return on the Company's common stock for the Award Period over the Return on the S&P All Chemicals Index for the Award Period (the "Excess Total Return Percentage"). The amount of the bonus will then be determined by multiplying the number of shares of issued and outstanding Company common stock on December 31, 2002 by the closing price per share on such date and then multiplying that product by 0.0033 times the Excess Total Return Percentage (stated as a decimal).

         4.   Notwithstanding any provision hereof to the contrary, provided the average closing price per share of the Company's common stock for the last twenty trading days of calendar year 2003 exceeds $26.195 per share, a bonus award shall be granted to the Employee under this 2003 Share Performance Incentive Plan in an amount not less than $750,000. For the avoidance of doubt, any bonus award in the amount of $750,000 granted pursuant to this Section 4 shall not be in addition to any amount granted pursuant to Section 3 above, and it is intended that any award granted under this 2003 Share Performance Incentive Plan shall be the higher of the amount, if any, determined under either Section 3 or Section 4 hereof.

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

         6.   Any bonus award granted hereunder will be credited to an account for the Employee as of January 6, 2004, and it will be increased by an interest factor from the date of grant through the date of payment. The interest rate utilized to calculate such increase shall be set monthly and shall be equal to 120% of the long-term federal rate, compounded monthly (within the meaning of Section 1274(d) of the Internal Revenue Code of 1986, as amended) as in effect for the month for which interest is being computed. Any such award (together with interest on the award) will vest in three equal annual installments, beginning on the first anniversary of the date of grant. The award shall be payable as set forth in Sections 8 and 9 below.

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

         11.    This 2003 Share Performance Incentive Plan shall be an unfunded incentive compensation arrangement. Nothing contained herein, and no action taken pursuant hereto, shall create or be construed to create a trust of any kind. The Employee's right to receive payments hereunder shall not be transferable (other than by will or the laws of descent and distribution) and shall be no greater than the right of an unsecured general creditor of the Company. All amounts payable hereunder shall be paid from the general funds of the Company.

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

         13.   This 2003 Share Performance Incentive Plan shall be interpreted, construed and administered in accordance with the laws of the state of New Jersey, without giving effect to principles of conflict of laws thereof.

         14.   The Company shall deduct from any amount payable hereunder the amount of any taxes required to be withheld by any governmental authority.

EXHIBIT (10)(i)

EXECUTION COPY

AMENDMENT NO. 1 TO THE
FIVE YEAR
CREDIT AGREEMENT

         AMENDMENT NO. 1 TO THE FIVE YEAR CREDIT AGREEMENT, dated as of May 10, 2002 (this "Amendment"), by and among ENGELHARD CORPORATION, a Delaware corporation (the "Borrower"), each of the lenders that is a signatory hereto (individually, a "Bank" and, collectively, the "Banks"), JPMORGAN CHASE BANK (f/k/a The Chase Manhattan Bank), as agent for the Banks (in such capacity, together with its successors in such capacity, the "Administrative Agent"), J.P. MORGAN SECURITIES INC., as lead arranger and book manager for the Banks (the "Arranger"), BANK OF TOKYO-MITSUBISHI TRUST COMPANY and WACHOVIA BANK, N.A., as documentation agents for the Banks (the "Documentation Agents"), COMMERZBANK AG, as syndication agent for the Banks (the "Syndication Agent").

W I T N E S S E T H:

         WHEREAS:

         A.   The Borrower, the Banks, the Arranger, the Documentation Agents, the Syndication Agent and the Administrative Agent are parties to the Five Year Credit Agreement, dated as of May 11, 2001, as amended hereby (as it may be further amended, modified and supplemented from time to time, the "Credit Agreement"); and

         B.   The parties hereto wish to amend the Credit Agreement to make certain changes to the conditions precedent to the making of the Loans to the Borrower; and

         C.   Each initially capitalized term used but not otherwise defined herein shall have the meaning ascribed thereto in the Credit Agreement;

         NOW, THEREFORE, the parties hereto hereby agree as follows:

         Section 1.  Amendment to Credit Agreement.

         1.1   This Amendment shall be deemed to be an amendment to the Credit Agreement and shall not be construed in any way as a replacement or substitution therefor. All of the terms and conditions of, and terms defined in, this Amendment are hereby incorporated by reference into the Credit Agreement as if such terms and provisions were set forth in full therein.

         1.2   Paragraph (b) of Section 6.02 "Initial and Subsequent Loans" is hereby amended and restated in its entirety to read as follows:

         (b)   the representations and warranties made by the Company in Section 7 hereof (other than Section 7.07 hereof) shall be true and complete on and as of the date of the making of such Loan, or the date of issuance, amendment, renewal or extension of such Letters of Credit, as applicable, with the same force and effect as if made on and as of such date (or, if any such representation and warranty is expressly stated to have been made as of a specific date, as of such specific date) provided that, notwithstanding the foregoing, the representation and warranty made by the Company in Section 7.05 hereof shall not be required to be true and complete on and as of the making of any Loan.

         1.3   Paragraph (b) of Section 11.02 "Notices" is hereby amended and restated in its entirety to read as follows:

         (b)   if to the Administrative Agent, to JPMorgan Chase Bank, Global Chemicals Group, 270 Park Avenue, New York, New York 10017, Attention: Lawrence Palumbo (Telecopy No. (212) 270-7939), with a copy to JPMorgan Chase Bank, Loan and Agency Services Group, One Chase Manhattan Plaza, New York, New York 10081 Attention: Lisa Pucciarelli (Telecopy No. (212) 552-5777);

         1.4   The Credit Agreement, the Notes and all agreements, instruments and documents executed and delivered in connection with any of the foregoing, shall each be deemed to be amended hereby to the extent necessary, if any, to give effect to the provisions of this Amendment. Except as so amended hereby, the Credit Agreement and the Notes shall remain in full force and effect in accordance with their respective terms.

         Section 2.  Representations and Warranties of the Borrower.

         The Borrower hereby represents and warrants to the Administrative Agent that:

         2.1   After giving effect to the amendment of the Credit Agreement pursuant to this Amendment, and on the date hereof (i) each of the representations and warranties set forth in Section 7 of the Credit Agreement is, and will be, true and correct in all respects as if made on the date hereof and (ii) there exists and will exist no Default or Event of Default under the Credit Agreement after giving effect to this Amendment.

         2.2  The Borrower has full corporate power and authority to execute and deliver this Amendment and to perform the obligations on its part to be performed thereunder and under the Credit Agreement as amended hereby.

         Section 3.  Conditions Precedent to Amendments.

         The effectiveness of the amendments contained in Section 1 of this Amendment, are each and all subject to the satisfaction, in form and substance satisfactory to the Administrative Agent, of each of the following conditions precedent:

         3.1  The Borrower and the Majority Banks shall have duly executed and delivered this Amendment.

         Section 4.  Reference to and Effect Upon the Credit Agreement and other Loan Documents.

         4.1   Except as specifically amended in Section 1 above, the Credit Agreement and the Notes shall remain in full force and effect and each is hereby ratified and confirmed.

         4.2   The execution, delivery and effect of this Amendment shall be limited precisely as written and shall not be deemed to (i) be a consent to any waiver of any term or condition or to any amendment or modification of any term or condition of the Credit Agreement or the Notes, except, upon the effectiveness, if any, of this Amendment, as specifically amended in Section 1 above, or (ii) prejudice any right, power or remedy which the Administrative Agent now has or may have in the future under or in connection with the Credit Agreement or the Notes. Upon the effectiveness of this Amendment, each reference in the Credit Agreement to "this Agreement", "hereunder", "hereof", "herein" or any other word or words of similar import shall mean and be a reference to the Credit Agreement as amended hereby, and each reference in the Notes to the Credit Agreement or any word or words of similar import shall mean and be a reference to the Credit Agreement as amended hereby.

         Section 5.  Miscellaneous.

         5.1   This Amendment may be executed in any number of counterparts, each of which when so executed shall be deemed an original, but all such counterparts shall constitute one and the same instrument.

         5.2   The Borrower shall pay on demand all reasonable fees, costs and expenses incurred by the Administrative Agent in connection with the preparation, execution and delivery of this Amendment (including, without limitation, all reasonable attorneys' fees).

         5.3  GOVERNING LAW. THIS AMENDMENT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (AS OPPOSED TO CONFLICTS OF LAW PROVISIONS) OF THE STATE OF NEW YORK.

[SIGNATURE PAGE FOLLOWS]

         IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed on the date first above written.

ENGELHARD CORPORATION

By: /s/ Peter R. Rapin
Title: Treasurer

JPMORGAN CHASE BANK
as Administrative Agent

By: /s/ Lawrence Palumbo, Jr.
Title: Vice President

J.P. MORGAN SECURITIES INC.,
as Lead Arranger and Book Manager

By: /s/ Jackson Dunckel
Title: Vice President

BANK OF TOKYO-MITSUBISHI TRUST COMPANY,
as Documentation Agent

By: /s/ R.F. Kay
Title: Vice President

WACHOVIA BANK, NATIONAL ASSOCIATION,
as Documentation Agent

By: /s/ Nathan R. Rantala
Title: Vice President

COMMERZBANK, AG-NEW YORK AND
GRAND CAYMAN BRANCHES,
as Syndication Agent

By: /s/ Robert Donohue
Title: Senior Vice President;

By: /s/ Peter Doyle
Title: Vice President

BANK OF AMERICA, N.A.
as Managing Agent

By: /s/ Wendy J. Gorman
Title: Principal

CITIBANK, N.A.,
as Managing Agent

By: /s/ Diane Pockaj
Title: Director

MELLON BANK, N.A.,
as Managing Agent

By: /s/ William M. Feathers
Title: Vice President

THE BANK OF NEW YORK,
as a Bank

By: /s/ Ernest Fung
Title: Vice President

THE BANK OF NOVA SCOTIA,
as a Bank

By: /s/ Kevin Clark
Title: Unit Head

FLEET NATIONAL BANK,
as a Bank

By: /s/ Michael J. Lessig for WRT
Title: Executive Vice President

BANK ONE, N.A. (Main Office-Chicago),
as a Bank

By: /s/ Mahua Thakurta
Title: Associate Director

NORDDEUTSCHE LANDESBANK,
as a Bank

By: /s/ Raimund Ferley
Title: Senior Vice President

By: /s/ Josef Haas
Title: Vice President

ING BANK N.V.,
as a Bank

By: /s/ Signature illegible
Title:

By: /s/Michael Fenlon
Title: Vice President

ALLFIRST BANK,
as a Bank

By: /s/ Corey Burgess
Title: Vice President

BANCA POPOLARE DI MILANO,
as a Bank

By:/s/ Robert P. Desantes
Title: Head of Corporate Banking

By: /s/ Giorgio Cuccolo
Title: Executive Vice President & General Manager

SUMITOMO MITSUI BANKING CORPORATION,
as a Bank

By: /s/ Edward D. Henderson
Title: Senior Vice President

WESTDEUTSCHE LANDESBANK GIROZENTRALE, NEW YORK BRANCH,
as a Bank

By: /s/ Andreas Schroter
Title: Director

By: /s/ Walter T. Duffy III
Title: Associate Director

INTESABCI, NEW YORK BRANCH,
as a Bank

By: /s/ Charles Dougherty
Title: Vice President

By: /s/ F. Maffei
Title: Vice President

SUNTRUST BANK,
as a Bank

By: /s/ Karen C. Copeland
Title: Vice President

EXHIBIT (10)(j)

*******************************************************

ENGELHARD CORPORATION

364-DAY AMENDED AND RESTATED CREDIT AGREEMENT

Dated as of May 10, 2002

JPMORGAN CHASE BANK,

as Administrative Agent

J.P. MORGAN SECURITIES INC.,

as Lead Arranger and Book Manager

BANK OF TOKYO-MITSUBISHI TRUST COMPANY and
WACHOVIA BANK, N.A.,

as Documentation Agents

COMMERZBANK AG,

as Syndication Agent

and Each of the Banks Listed on the Signature Pages Hereof

*******************************************************

           AMENDED AND RESTATED CREDIT AGREEMENT dated as of May 10, 2002, between ENGELHARD CORPORATION, a corporation duly organized and validly existing under the laws of the State of Delaware (the "Company"); each of the lenders that is a signatory hereto identified under the caption "BANKS" on the signature pages hereto and each lender that becomes a "Bank" after the date hereof pursuant to Section 11.06(b) hereof (individually, a "Bank" and, collectively, the "Banks"), JPMORGAN CHASE BANK, as agent for the Banks (in such capacity, together with its successors in such capacity, the "Administrative Agent"), J.P. MORGAN SECURITIES INC., as lead arranger and book manager for the Banks (in such capacity, together with its successors in such capacity, the "Arranger"), BANK OF TOKYO-MITSUBISHI TRUST COMPANY and WACHOVIA BANK, N.A., as documentation agents for the Banks (in such capacity, together with their successors in such capacity, the "Documentation Agents"), COMMERZBANK AG, as syndication agent for the Banks (in such capacity, together with its successors in such capacity, the "Syndication Agent").

           On May 11, 2001, the Company, certain Banks listed on the signature pages thereof, the Administrative Agent, the Arranger, the Documentation Agents and the Syndication Agent entered into a Credit Agreement (the "Credit Agreement"). As of the date hereof the parties wish to amend and restate the Credit Agreement, to provide for the extension by 364 days of the maturity thereof, and to make other amendments and modifications more fully described herein.

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

           "Aggregate Permitted Amount" shall mean $50,000,000.

           "Applicable Facility Fee Rate", "Applicable Margin", "Applicable Utilization Fee Rate" and "Applicable Margin During Term-Out" shall mean, during any period when any of the Rating Groups specified below is in effect, the percentage set forth below opposite the reference to such fee or to the relevant Type of Syndicated Loan:

	Rating Group I	Rating Group II	Rating Group III	Rating Group IV	Rating Group V
Applicable Facility Fee Rate	0.070% p.a.	0.080% p.a.	0.090% p.a.	0.125% p.a.	0.175% p.a.
Applicable Margin	0.180% p.a.	0.295% p.a.	0.410% p.a.	0.500% p.a.	0.575% p.a.
Applicable Utilization Fee Rate	0.050% p.a.	0.075% p.a.	0.100% p.a.	0.125% p.a.	0.125% p.a.
Applicable Margin during Term-Out	0.430% p.a.	0.545% p.a.	0.660% p.a.	0.750% p.a.	0.825% p.a.

Any change in the Applicable Facility Fee Rate, the Applicable Margin, the Applicable Utilization Fee Rate or the Applicable Margin during Term-Out by reason of a change in the Moody's Rating or the Standard & Poor's Rating (or a Substitute Rating) shall become effective on the date of announcement or publication by the respective Rating Agency of a change in such Rating or, in the absence of such announcement or publication, on the effective date of such changed rating.

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

           "Federal Funds Rate" shall mean, for any day, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (a) if the day for which such rate is to be determined is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day and (b) if such rate is not so published for any Business Day, the Federal Funds Rate for such Business Day shall be the average rate charged to JPMorgan Chase on such Business Day on such transactions as determined by the Administrative Agent.

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

           "JPMorgan Chase" shall mean JPMorgan Chase Bank, and its successors.

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

           "Prime Rate" shall mean the rate of interest from time to time announced by JPMorgan Chase at its principal office as its prime commercial lending rate.

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

           "Reference Banks" shall mean JPMorgan Chase, Citibank, N.A., and Bank of New York.

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

           1.02  Accounting Terms and Determinations.

           (a)     Except as otherwise expressly provided herein, all accounting terms used herein shall be interpreted, and all financial statements and certificates and reports as to financial matters required to be delivered to the Banks hereunder shall (unless otherwise disclosed to the Banks in writing at the time of delivery thereof in the manner described in subsection (b) below) be prepared, in accordance with generally accepted accounting principles applied on a basis consistent with those used in the preparation of the latest financial statements furnished to the Banks hereunder (which, prior to the delivery of the first financial statements under Section 8.04 hereof, shall mean the audited financial statements as at December 31, 2001 referred to in Section 7.04 hereof). All calculations made for the purposes of determining compliance with this Agreement shall (except as otherwise expressly provided herein) be made by application of generally accepted accounting principles applied on a basis consistent with those used in the preparation of the latest annual or quarterly financial statements furnished to the Banks pursuant to Section 8.04 hereof (or, prior to the delivery of the first financial statements under Section 8.04 hereof, used in the preparation of the audited financial statements as at December 31, 2001 referred to in Section 7.04 hereof) unless (i) the Company shall have objected to determining such compliance on such basis at the time of delivery of such financial statements or (ii) the Majority Banks shall so object in writing within 30 days after delivery of such financial statements, in either of which events such calculations shall be made on a basis consistent with those used in the preparation of the latest financial statements as to which such objection shall not have been made (which, if objection is made in respect of the first financial statements delivered under Section 8.04 hereof, shall mean the audited financial statements referred to in Section 7.04 hereof).

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

           2.02  Borrowings of Syndicated Loans. The Company shall give the Administrative Agent notice of each borrowing hereunder as provided in Section 4.05 hereof. Not later than 1:00 p.m. New York time on the date specified for each borrowing of Syndicated Loans hereunder, each Bank shall make available the amount of the Syndicated Loan or Loans to be made by it on such date to the Administrative Agent, at an account designated by the Administrative Agent, in immediately available funds, for account of the Company. The amount so received by the Administrative Agent shall, subject to the terms and conditions of this Agreement, promptly be made available to the Company by depositing the same, in immediately available funds, in an account of the Company designated by the Company and maintained with JPMorgan Chase at its principal office.
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

           (c)     (i)  Each Bank may submit one or more Competitive Bid Quotes, each constituting an offer to make a Competitive Bid Loan in response to any Competitive Bid Quote Request; provided that, if the Company's request under Section 2.03(b) hereof specified more than one Interest Period, such Bank may make a single submission containing one or more Competitive Bid Quotes for each such Interest Period. Each Competitive Bid Quote must be submitted to the Administrative Agent not later than (x) 2:00 p.m. New York time on the fourth Business Day prior to the proposed date of borrowing, in the case of a LIBOR Auction or (y) 10:00 a.m. New York time on the Quotation Date, in the case of an Absolute Rate Auction (or, in any such case, such other time and date as the Company and the Administrative Agent, with the consent of the Majority Banks, may agree); provided that any Competitive Bid Quote may be submitted by JPMorgan Chase (or its lending office) only if JPMorgan Chase (or such lending office) notifies the Company of the terms of the offer contained therein not later than (x) 1:00 p.m. New York time on the fourth Business Day prior to the proposed date of borrowing, in the case of a LIBOR Auction or (y) 9:45 a.m. New York time on the Quotation Date, in the case of an Absolute Rate Auction. Subject to Sections 5.02, 5.03, 6.02 and 9 hereof, any Competitive Bid Quote so made shall be irrevocable except with the consent of the Administrative Agent given on the instructions of the Company.

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

           (f)      Any Bank whose offer to make any Competitive Bid Loan has been accepted in accordance with the terms and conditions of this Section 2.03 shall, not later than 1:00 p.m. New York time on the date specified for the making of such Loan, make the amount of such Loan available to the Administrative Agent at an account designated by the Administrative Agent, in immediately available funds, for account of the Company. The amount so received by the Administrative Agent shall, subject to the terms and conditions of this Agreement, be made available to the Company on such date by depositing the same, in immediately available funds, in an account of the Company maintained with JPMorgan Chase at its principal office designated by the Company.

           (g)      Except for the purpose and to the extent expressly stated in Section 2.04(b) hereof, the amount of any Competitive Bid Loan made by any Bank shall not constitute a utilization of such Bank's Commitment.

           2.04  Changes of Commitments.

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

           (c)     The Company shall be required to make the following mandatory prepayments of the term loan during the Term-Out Period:

(i) In the event of any Long-Term Debt Incurrence(s) by the Company during the Term-Out Period the Company shall be required to use 100% of the Net Cash Proceeds of such Long-Term Debt Incurrence to prepay any amounts then outstanding under the term loan existing hereunder at such time, plus accrued interest and any applicable sums due pursuant to Section 5.04 hereof, if any, thereon to but not including the date of prepayment (all of such principal, interest and other sums to be paid solely from such Net Cash Proceeds).

(ii) In the event of any Asset Dispositions(s) by the Company during the Term-Out Period the Company shall be required to use 100% of the portion of the Net Cash Proceeds of each such Asset Disposition which is in excess of the Aggregate Permitted Amount to prepay any amounts then outstanding under the term loan existing hereunder at such time, plus accrued interest and any applicable sums due pursuant to Section 5.04 hereof, if any, thereon to but not including the date of prepayment (all of such principal, interest and other sums to be paid solely from such Net Cash Proceeds).

           (d)     The Commitments, once terminated or reduced as provided in this Section 2.04, may not be reinstated.

           2.05   Facility Fee; Utilization Fee.

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

           (c)     Notwithstanding any other provisions of this Agreement, fees arising pursuant to clauses (a) and (b) of this Section 2.05 shall be payable during any Term-Out Period, provided that with respect to clause (b) of this Section 2.05, utilization fees shall be payable on each Quarterly Date with respect to any fiscal quarter during the Term-Out Period as well as on the Term Loan Maturity Date only if the average outstanding principal amount of term loans during such fiscal quarter exceeds 33% of the Bank's aggregate Commitments immediately prior to the conversion.

           2.06  Lending Offices. The Loans of each Type made by each Bank shall be made and maintained at such Bank's lending office for Loans of such Type.

           2.07  Several Obligations; Remedies Independent. The failure of any Bank to make any Loan to be made by it on the date specified therefor shall not relieve any other Bank of its obligation to make its Loan, but neither any Bank nor the Administrative Agent shall be responsible for the failure of any other Bank to make a Loan to be made by such other Bank, and (except as otherwise provided in Section 4.06 hereof) no Bank shall have any obligation to the Administrative Agent or any other Bank for the failure by such Bank to make any Loan required to be made by such Bank. The amounts payable by the Company at any time hereunder and under the Notes to each Bank shall be a separate and independent debt and each Bank shall be entitled to protect and enforce its rights arising out of this Agreement and the Notes, and it shall not be necessary for any other Bank or the Administrative Agent to consent to, or be joined as an additional party in, any proceedings for such purposes.

           2.08  Evidence of Debt.

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

           (d)      Any Bank may request that Loans made by it be evidenced by a promissory note. In such event, the Company shall prepare, execute and deliver to such Bank a promissory note payable to the order of such Bank and in a form approved by the Administrative Agent. Thereafter, the Loans evidenced by such promissory note and interest thereon shall at all times (including after assignment pursuant to Section 11.06(b)) be represented by one or more promissory notes in such form payable to the order of the payee named therein.

           2.09  Optional Prepayments and Conversions or Continuations of Loans.

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

           (c)     Notwithstanding the foregoing provisions of this Section 2.09, and without limiting the rights and remedies of the Banks under Section 9 hereof, in the event that any Event of Default shall have occurred and be continuing, the Administrative Agent may (and at the request of the Majority Banks, shall) suspend the right of the Company to Convert any Loan into a Eurodollar Loan, or to Continue any Loan as a Eurodollar Loan, in which event all Loans shall be Converted (on the last day of the respective Interest Period therefor) or Continued, as the case may be, as Base Rate Loans.

           2.10  Conversion of Outstanding Advances to Term Loan. So long as no Event of Default has occurred and is continuing hereunder, the Company may, by notice to the Administrative Agent (which shall promptly notify the Banks) not less than 60 days prior to the Commitment Termination Date, request that the Banks convert any Syndicated Loans outstanding on the Commitment Termination Date to a term loan maturing one year after the Commitment Termination Date. Upon such request, such Loans shall be so converted on the Commitment Termination Date and the period from the Commitment Termination Date to the date on which such term loan matures (the "Term Loan Maturity Date") shall be defined herein as the "Term-Out Period". During the Term-Out Period, the Company may select Base Rate Loans or Eurodollar Loans for applicable Interest Periods, provided that no such Interest Period will end after the Term Loan Maturity Date and provided further that repayments during the Term-Out Period shall be subject to the terms of Section 2.04(c) hereof. Notwithstanding any other provision hereof, the Applicable Margin relating to any term loan outstanding during the Term-Out Period shall be equal to the rate provided for the Applicable Rating Group under the heading "Applicable Margin During Term-Out" in the table provided under the definition of "Applicable Margin During Term-Out" herein.

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

           (c)      if such Loan is a LIBOR Bid Loan, the Eurodollar Rate for such Loan for the Interest Period therefor plus (or minus) the LIBO Margin quoted by the Bank making such Loan in accordance with Section 2.03 hereof; and

           (d)      if such Loan is an Absolute Rate Loan, the Absolute Rate for such Loan for the Interest Period therefor quoted by the Bank making such Loan in accordance with Section 2.03 hereof.

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

           4.03  Computations. Interest on Fixed Rate Loans and all fees shall be computed on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable, and interest on Base Rate Loans shall be computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable. Notwithstanding the foregoing, for each day that the Base Rate is calculated by reference to the Federal Funds Rate, interest on Base Rate Loans shall be computed on the basis of a year of 360 days and actual days elapsed.

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

Notice	Number of Business Days Prior
Termination or reduction of Commitments	3

Borrowing or prepayment of, or Conversion into, Base Rate Loans	1

Borrowing or prepayment of, Conversion into, Continuation as or duration of Interest Period for, Eurodollar Loans	3

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

           (c)     Other Documents. Such other documents as the Administrative Agent or any Bank or Winston & Strawn, special counsel to JPMorgan Chase, may reasonably request.

           (d)      Payment of Fees. Receipt by each of the Banks of each of the fees which they are entitled to be paid on the Closing Date or prior to the initial extension of credit hereunder pursuant to the terms hereof or of any other agreement between the Company and the Banks.

           6.02  Initial and Subsequent Loans. The obligation of any Bank to make any Loan (including any Competitive Bid Loan and such Bank's initial Syndicated Loan) to the Company upon the occasion of each borrowing hereunder is subject to the further conditions precedent that, both immediately prior to the making of such Loan and also after giving effect thereto and to the intended use thereof:

           (a)      subject to the right of the Company to Continue Loans during the occurrence and continuation of an Event of Default as provided in Section 2.09(c) hereof, no Event of Default (and, if such borrowing will increase the outstanding aggregate principal amount of the Loans of any Bank hereunder, no Default) shall have occurred and be continuing; and

           (b)     the representations and warranties made by the Company in Section 7 hereof (other than Section 7.07 hereof) shall be true and complete on and as of the date of the making of such Loan, with the same force and effect as if made on and as of such date (or, if any such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date, provided that, notwithstanding the foregoing, the representation and warranty made by the Company in Section 7.05 hereof shall be required to be true and complete as of the Closing Date, but shall not be required to be true and complete on and as of the making of any Loan.

           Each notice of borrowing by the Company hereunder shall constitute a certification by the Company to the effect set forth in the preceding sentence (both as of the date of such notice and as of the date of such borrowing).

           Section 7.  Representations and Warranties.

           The Company represents and warrants to the Administrative Agent and the Banks that:

           7.01  Organization, Corporate Powers. (a) The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware; (b) the Company (i) has the corporate power and authority to own its Property and to carry on its business as now conducted and (ii) is qualified to do business in every jurisdiction where such qualification is necessary in view of the properties owned or business transacted by it; and (c) the Company has the corporate power to execute, deliver and perform this Agreement, to borrow hereunder, to execute and deliver the Notes.

           7.02  Authorization. The execution, delivery and performance of this Agreement, the borrowings hereunder and the execution and delivery of the Notes, (a) have been duly authorized by all requisite corporate action on the part of the Company and (b) will not (i) violate (A) any provision of law applicable to the Company, the certificate of incorporation or by-laws of the Company, (B) any applicable order of any court or other agency of government or (C) any indenture, any agreement for borrowed money, any bond, note or other similar instrument or any other material agreement to which the Company or any of its Subsidiaries is a party or by which the Company or any of its Subsidiaries or any of their respective Properties is bound, (ii) be in conflict with, result in a breach of or constitute (with due notice or lapse of time or both) a default under any such indenture, agreement, bond, note, instrument or other material agreement or (iii) result in the creation or imposition of any Lien upon any Property of the Company.

           7.03  Governmental Approval. No action, consent or approval of, or registration or filing with, or any other action by any governmental agency, bureau, commission or court is required in connection with the execution, delivery and performance by the Company of this Agreement, the borrowings hereunder and the execution and delivery of the Notes.

           7.04  Financial Statements. The Company has heretofore furnished to each Bank its audited consolidated financial statements as at December 31, 2001 and for the twelve-month period then ended. Such financial statements were prepared in accordance with GAAP and present fairly the consolidated financial condition and results of operations of the Company and its Subsidiaries as of the date and for the period indicated, and such balance sheet shows all known direct liabilities and all known contingent liabilities of a material nature of the Company and its Subsidiaries.

           7.05  No Material Adverse Change. There has been no material adverse change in the business, assets, condition (financial or otherwise) or results of operations of the Company and its Subsidiaries taken as a whole since December 31, 2001.

           7.06  Title to Properties. All material assets of the Company and its Subsidiaries are free and clear of Liens, except such as are permitted by Section 8.07 hereof.

           7.07  Litigation. There are no lawsuits in any court or other proceedings before any arbitrator or by or before any governmental commission, board, bureau or other administrative agency, pending, or, to the knowledge of the Company, threatened, the ultimate disposition of which should have a material adverse effect on the consolidated financial condition or business of the Company and its Subsidiaries taken as a whole; and neither the Company nor any of its Subsidiaries is in default with respect to any judgment, writ, injunction, decree, rule or regulation of any court or Federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which default would have a material adverse effect on the Company and its Subsidiaries taken as a whole.

           7.08  Tax Returns. All material assessed deficiencies resulting from examinations of the Federal income tax returns of the Company and its Subsidiaries by the Internal Revenue Service have been discharged or reserved against in full. The Company and each of its Subsidiaries have filed or caused to be filed all Federal, state and local tax returns which, to the knowledge of the Company, are required to be filed and have paid or caused to be paid all taxes as shown on such returns or on any assessment received by it or by any of them to the extent that such taxes have become due, except taxes the validity of which is being contested in good faith by appropriate proceedings or the nonpayment of which would not have a material adverse effect on the financial condition of the Company and its Subsidiaries taken as a whole.

           7.09  Agreements. Neither the Company nor any of its Principal Subsidiaries is in material default in the performance, observance or fulfillment of any obligation, covenant or condition contained in any material agreement or instrument to which it is a party.

           7.10  Employee Benefit Plans. Each of the Company and its Subsidiaries is in compliance in all material respects with the applicable provisions of ERISA and the regulations and published interpretations thereunder. No Reportable Event has occurred with respect to any Plan administered by the Company or any of its Subsidiaries or any administrator designated by the Company or any of its Subsidiaries. As of the date of the most recent actuarial valuation of each Plan administered by the Company, its Domestic Subsidiaries and administrators designated by the Company or any of its Subsidiaries, the aggregate present value of all vested accrued benefits under all such Plans (determined in accordance with the assumptions specified in such actuarial valuations) did not exceed the fair market value of the aggregate assets of such Plans by more than $10,000,000.

           7.11  Federal Reserve Regulations. Neither the Company nor any of its Subsidiaries is engaged principally, or as one of its important activities, in the business of extending credit for the purposes of purchasing or carrying any margin stock (within the meaning of Regulation U). Following application of the proceeds of each Loan, not more than 25 percent (or such greater or lesser percentage as provided in Regulation U in effect at the time of the making of such Loan) of the value of the Property (either of the Company only or of the Company and its Subsidiaries on a consolidated basis) subject to the provisions of Section 8.07 or 8.08 hereof will be margin stock (within the meaning of Regulation U).

           7.12  Investment Company Act. Neither the Company nor any of its Subsidiaries is an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended.

           7.13  Public Utility Holding Company Act. Neither the Company nor any of its Subsidiaries is a "holding company", or an "affiliate" of a "holding company" or a "subsidiary company" of a "holding company", within the meaning of the Public Utility Holding Company Act of 1935, as amended.

           Section 8.  Covenants of the Company.

           The Company covenants and agrees with the Administrative Agent and the Banks that, so long as any Commitment or Loan is outstanding or any amounts payable by the Company hereunder have not yet been paid in full:

           8.01  Corporate Existence. The Company shall do, and shall cause each of its Principal Subsidiaries to do, all things necessary to preserve, renew and keep in full force and effect its corporate existence, material rights, licenses, permits and franchises and comply with all laws and regulations applicable to it; at all times maintain and preserve all Property used or useful in the conduct of its business and keep the same in good repair, working order and conditions, and from time to time make, or cause to be made, all needful and proper repairs, renewals and replacements thereto, so that the business carried on in connection therewith may be properly conducted at all times.

           8.02  Insurance. The Company shall, and shall cause each of its Principal Subsidiaries to, (a) keep its insurable Properties adequately insured at all times; (b) maintain such other insurance, to such extent and against such risks, including fire and other risks insured against by extended coverage, as is customary with companies in the same or similar businesses; (c) maintain in full force and effect public liability insurance against claims for personal injury or death or property damage occurring upon, in, about or in connection with the use of any properties owned, occupied or controlled by the Company or any Principal Subsidiary, as the case may be, in such amount as the Company or such Principal Subsidiary, as the case may be, shall reasonably deem necessary; and (d) maintain such other insurance as may be required by law.

           8.03  Obligations and Taxes. The Company shall pay, and shall cause each of its Principal Subsidiaries to pay, all its material indebtedness and obligations promptly and in accordance with their terms and pay and discharge promptly all material taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or in respect of its Property, before the same shall become in default, as well as all material lawful claims for labor, materials and supplies or otherwise which, if unpaid, might become a Lien or charge upon such properties or any part thereof; provided, however, that neither the Company nor any of its Principal Subsidiaries shall be required to pay and discharge or to cause to be paid and discharged any such tax, assessment, charge, levy or claim so long as the validity or amount thereof shall be contested in good faith by appropriate proceedings and provided the Company shall have set aside on its books reserves which the Company deems adequate with respect thereto.

           8.04  Financial Statements, Reports, etc. The Company shall furnish to each Bank:

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

           (e)      promptly, from time to time, such other information regarding the financial condition of the Company and its Subsidiaries (and the identities, net income and assets of Principal Subsidiaries) as the Administrative Agent or any Bank may reasonably request; and

           (f)      concurrently with (a) above, a certificate of the Company setting forth a list of its Principal Subsidiaries as of the last day of such fiscal year.

           8.05  Notices and Delivery of Certain Documents. The Company shall give the Administrative Agent and each Bank prompt notice of any Default and furnish each Bank with copies of all press releases issued by the Company, all filings made by the Company with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and all written communications from the Company to its shareholders generally.

           8.06a  ERISA. The Company shall, and shall cause each of its Subsidiaries to, (a) comply in all material respects with the applicable provisions of ERISA and (b) furnish to each Bank, (i) as soon as possible, and in any event within 30 days after any officer of the Company knows that any Reportable Event with respect to any Plan with vested unfunded liabilities in excess of $5,000,000 has occurred, a statement of a Financial Officer setting forth details as to such Reportable Event and the action, if any, that the Company proposes to take with respect thereto, together with a copy of the notice of such Reportable Event given to the PBGC, (ii) at the request of any Bank, promptly after the filing thereof with the United States Secretary of Labor or the PBGC, copies of each annual or other report, if any, with respect to any Plan, and (iii) promptly after receipt thereof, a copy of any notice the Company or any of its Subsidiaries may receive from the PBGC relating to the intention of the PBGC to terminate any Plan with vested unfunded liabilities in excess of $5,000,000 or to appoint a trustee to administer any such Plan.

           8.07  Liens. The Company shall not, and shall not permit any of its Subsidiaries to, incur, create or permit to exist any Lien on any of its Property now owned or hereafter acquired by the Company or any of its Subsidiaries, other than:

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

           8.08  Consolidations, Mergers and Sales of Assets. The Company shall not, and the Company shall not permit any of its Principal Subsidiaries to, merge or consolidate with or into any other Person or sell, lease, transfer or assign to any Person or otherwise dispose of (whether in one transaction or a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired), except that so long as immediately thereafter and after giving effect thereto no Default has occurred and is continuing, (a) the Company or a Principal Subsidiary may merge or consolidate with another corporation in a transaction in which the Company is the surviving entity or such Principal Subsidiary is the surviving entity and continues to be a Subsidiary of the Company, (b) the Company may merge or consolidate with another corporation in a transaction in which such other corporation is the surviving entity if such other corporation is acceptable to the Majority Banks in their reasonable determination and such other corporation effectively assumes and agrees to perform and discharge all the obligations of the Company under this Agreement and under the Notes pursuant to a written instrument or instruments satisfactory to the Banks and counsel for the Banks in their reasonable determination, and (c) any Principal Subsidiary may (i) merge or consolidate with the Company or into another Subsidiary of the Company which continues to be a Subsidiary after such transaction or (ii) sell, lease, transfer, assign or otherwise dispose of (whether in one transaction or series of transactions) all or substantially all of its Property (whether now owned or hereafter acquired) to the Company or to another Subsidiary of the Company which continues to be a Subsidiary after such transaction or transactions. For the purpose of this Section 8.08 only, "Principal Subsidiary" shall mean any Subsidiary of the Company having total assets as of the end of the most recent fiscal year equal to or greater than 25% of the consolidated total assets of the Company and its Subsidiaries as of the end of such fiscal year of the Company.

           8.09  Debt to EBITDA. The Company shall not permit, as of the last day of each fiscal quarter of the Company, the ratio of Debt of the Company and its Consolidated Subsidiaries at such date to EBITDA for the preceding four fiscal quarters immediately preceding such date, including the fiscal quarter most recently ended to be greater than 3.0 to 1.0.

           8.10  Use of Proceeds. The proceeds of the Loans shall be used for general corporate purposes, including, without limitation, to provide liquidity support for the issuance of commercial paper and acquisition financing: provided, however, that no Loan shall be available if the Majority Banks, in their sole discretion and upon notice to the Company explaining the basis, refuse to make any Loan the proceeds of which will be used by the Company in an acquisition which the Majority Banks have reasonable cause to believe is opposed by the acquired Person's board of directors or other governing body or is likely to be hostile or unfriendly; provided, further, that no Bank may refuse to make any Loan pursuant to this Section 8.10 if the Company presents a certified resolution of the board of directors or other governing body of the acquired entity approving, supporting or otherwise evidencing agreement with the proposed acquisition. None of the Administrative Agent, the Arranger, the Documentation Agents, the Syndication Agent nor any Bank shall have any responsibility as to the use of any of such proceeds.

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

           (i)     A Reportable Event shall have occurred with respect to any Plan with vested unfunded liabilities in excess of $5,000,000 which the Majority Banks determine constitutes reasonable grounds for the termination of such Plan by the PBGC or for the appointment by the appropriate United States District Court of a trustee to administer such Plan or a trustee shall be appointed by a United States District Court to administer any Plan with vested unfunded liabilities in excess of $5,000,000; or the PBGC shall institute proceedings to terminate any Plan with vested unfunded liabilities in excess of $5,000,000; or the withdrawal by the Company or any Subsidiary from a Multiemployer Plan giving rise to Withdrawal Liability in excess of $5,000,000; or

           (j)      a Change in Control of the Company shall have occurred; for purposes of this paragraph (j), a "Change in Control" shall mean the acquisition by any Person (other than the Company) or group (as defined in the Securities Exchange Act of 1934) of twenty-five percent (25%) or more of the voting power of the Company entitled to vote in the election of directors;

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

           Section 10.  The Administrative Agent.

           10.01  Appointment, Powers and Immunities. Each Bank hereby appoints and authorizes the Administrative Agent to act as its agent hereunder with such powers as are specifically delegated to the Administrative Agent by the terms of this Agreement, together with such other powers as are reasonably incidental thereto. The Administrative Agent (which term as used in this sentence and in Section 10.05 and the first sentence of Section 10.06 hereof shall include reference to its Related Parties):

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

           10.02  Reliance by Administrative Agent. The Administrative Agent shall be entitled to rely upon any certification, notice or other communication (including, without limitation, any thereof by telephone, telecopy, telegram or cable) believed by it to be genuine and correct and to have been signed or sent by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel, independent accountants and other experts selected by the Administrative Agent. As to any matters not expressly provided for by this Agreement, the Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder in accordance with instructions given by the Majority Banks (or, if so provided in Section 11.04 hereof, all of the Banks), and such instructions of the Majority Banks (or all of the Banks, as the case may be) and any action taken or failure to act pursuant thereto shall be binding on all of the Banks.

           10.03  Defaults. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of a Default unless the Administrative Agent has received notice from a Bank or the Company specifying such Default and stating that such notice is a "Notice of Default". In the event that the Administrative Agent receives such a notice of the occurrence of a Default, the Administrative Agent shall give prompt notice thereof to the Banks. The Administrative Agent shall (subject to Section 10.07 hereof) take such action with respect to such Default as shall be directed by the Majority Banks provided that, unless and until the Administrative Agent shall have received such directions, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default as it shall deem advisable in the best interest of the Banks except to the extent that this Agreement expressly requires that such action be taken, or not be taken, only with the consent or upon the authorization of the Majority Banks or all of the Banks.

           10.04  Rights as a Bank. With respect to its Commitment and the Loans made by it, JPMorgan Chase (and any successor acting as Administrative Agent) in its capacity as a Bank hereunder shall have the same rights and powers hereunder as any other Bank and may exercise the same as though it were not acting as the Administrative Agent, and the term "Bank" or "Banks" shall, unless the context otherwise indicates, include the Administrative Agent in its individual capacity. JPMorgan Chase (and any successor acting as Administrative Agent) and its Affiliates may (without having to account therefor to any Bank) accept deposits from, lend money to, make investments in and generally engage in any kind of banking, trust or other business with the Company (and any of its Subsidiaries or Affiliates) as if it were not acting as the Administrative Agent, and JPMorgan Chase (and any such successor) and its Affiliates may accept fees and other consideration from the Company for services in connection with this Agreement or otherwise without having to account for the same to the Banks.

           10.05  Indemnification. The Banks agree to indemnify the Administrative Agent (to the extent not reimbursed under Section 11.03 hereof, but without limiting the obligations of the Company under said Section 11.03) ratably in accordance with their respective commitments (and, after the Commitments have been terminated, ratably in accordance with the aggregate principal amount of the Loans held by the Banks), for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever that may be imposed on, incurred by or asserted against the Administrative Agent (including by any Bank) arising out of or by reason of any investigation in or in any way relating to or arising out of this Agreement or any other documents contemplated by or referred to herein or the transactions contemplated hereby (including, without limitation, the costs and expenses that the Company is obligated to pay under Section 11.03 hereof but excluding, unless a Default has occurred and is continuing, normal administrative costs and expenses incident to the performance of its agency duties hereunder) or the enforcement of any of the terms hereof or of any such other documents, provided that no Bank shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the party to be indemnified.

           10.06  Non-Reliance on Administrative Agent and Other Banks. Each Bank agrees that it has, independently and without reliance on the Administrative Agent, the Arranger or any other Bank, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Company and its Subsidiaries and decision to enter into this Agreement and that it will, independently and without reliance upon the Administrative Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement. The Administrative Agent shall not be required to keep itself informed as to the performance or observance by the Company of this Agreement or any other document referred to or provided for herein or to inspect the Properties or books of the Company or any of its Subsidiaries. Except for notices, reports and other documents and information expressly required to be furnished to the Banks by the Administrative Agent hereunder, the Administrative Agent shall not have any duty or responsibility to provide any Bank with any credit or other information concerning the affairs, financial condition, operations, business, Properties, liabilities or prospects of the Company or any of its Subsidiaries (or any of their Affiliates) that may come into the possession of the Administrative Agent or any of its Affiliates.

           10.07  Failure to Act. Except for action expressly required of the Administrative Agent hereunder, the Administrative Agent shall in all cases be fully justified in failing or refusing to act hereunder unless it shall receive further assurances to its satisfaction from the Banks of their indemnification obligations under Section 10.05 hereof against any and all liability and expense that may be incurred by it by reason of taking or continuing to take any such action.

           10.08  Resignation or Removal of Administrative Agent. Subject to the appointment and acceptance of a successor Administrative Agent as provided below, the Administrative Agent may resign at any time by giving notice thereof to the Banks and the Company, and the Administrative Agent may be removed at any time with or without cause by the Majority Banks. Upon any such resignation or removal, the Majority Banks shall have the right to appoint a successor Administrative Agent. If no successor Administrative Agent shall have been so appointed by the Majority Banks and shall have accepted such appointment within 30 days after the retiring Administrative Agent's giving of notice of resignation or the Majority Banks' removal of the retiring Administrative Agent, then the retiring Administrative Agent may, on behalf of the Banks, appoint a successor Administrative Agent, that shall be a bank that has an office in New York, New York with a combined capital and surplus of at least $500,000,000. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. After any retiring Administrative Agent's resignation or removal hereunder as Administrative Agent, the provisions of this Section 10 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as the Administrative Agent.

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

           (b)      if to the Administrative Agent, to JPMorgan Chase Bank, Global Chemicals Group, 270 Park Avenue, New York, New York 10017, Attention: Lawrence Palumbo (Telecopy No. (212) 270-7939), with a copy to JPMorgan Chase Bank, Loan and Agency Services Group, One Chase Manhattan Plaza, New York, New York 10081 Attention: Lisa Pucciarelli (Telecopy No. (212) 552-5777);

           (c)     if to any other Bank (including the Documentation Agents or the Syndication Agent), to it at its address (or telecopy number) set forth in its Administrative Questionnaire.

Any party hereto may change its address or telecopy number for notices and other communications hereunder by notice to the other parties hereto. Except as otherwise provided in this Agreement, all notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt.

           11.03  Indemnification, Expenses, Etc. (a) The Company will indemnify each Bank, the Administrative Agent, the Arranger, and each Related Party (collectively, the "Named Persons") and hold such Named Persons harmless against any losses and related reasonable out-of-pocket expenses incurred by each such Named Person (i) in the enforcement or protection of its rights in connection with this Agreement, with the Loans made or the Notes issued hereunder, (ii) as a result of any transaction, action or failure to act arising from the foregoing, including, but not limited to, the reasonable fees and disbursements of counsel to such Named Persons, and (iii) with respect to any action which may be instituted by any Person against such Named Persons, (x) as a direct result of the execution and delivery of this Agreement or, (y) with respect to the Loans made, provided that with respect to each of the indemnities provided for in this subsection (a), such indemnities shall not, as to any Named Person, be available to the extent that such losses or related expenses are determined by a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of such Named Person.

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

           (d)     (i) If after any Named Person(s) shall have made a claim for indemnification hereunder and the Company shall have failed to agree to defend or settle the claim to which such claim for indemnification relates (a "Third-Party Claim") within fifteen (15) Business Days (the "Notice Period"), such Named Person(s) may defend or settle the Third-Party Claim as it or they deem appropriate without prejudice to any of their above rights to indemnity from the Company, and with no further obligation to inform the Company of the status of the Third-Party Claim and no right of the Company to approve or disapprove any actions taken in connection therewith by the Named Person(s). Notwithstanding the foregoing, in the event that the Company fails to agree to defend or settle a Third-Party Claim on behalf of the Named Person(s) within the Notice Period, the amount of any indemnity due hereunder shall bear interest calculated at the Base Rate, from the date upon which the Named Person(s) are required to make any payment(s) with respect to the Third-Party Claim and any related costs and expenses as provided herein, to the date of the Company's payment to the Named Person(s) as required hereby, calculated upon the actual number of days elapsed over a 365-day year.

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

           (e)     A Bank may furnish any information concerning the Company or any of its Subsidiaries in the possession of such Bank from time to time to assignees and participants (including prospective assignees and participants), subject, however, to the provisions of Section 11.12(b) hereof.

           (f)     Anything in this Section 11.06 to the contrary notwithstanding, no Bank may assign or participate any interest in any Loan held by it hereunder to the Company or any of its Affiliates or Subsidiaries without the prior consent of each Bank.

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

           11.13  The Syndication Agent, Arranger and Documentation Agents. Except as expressly set forth herein, the Syndication Agent, the Arranger and the Documentation Agents shall have (x) no obligations hereunder other than (in the case of the Syndication Agent and the Documentation Agents) those of a Bank, and (y) no liability to the Banks hereunder.

           IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.

ENGELHARD CORPORATION

By: /s/ Peter R. Rapin
Title: Treasurer

JPMORGAN CHASE BANK
as Administrative Agent

By: /s/ Lawrence Palumbo, Jr.
Title: Vice President

J.P. MORGAN SECURITIES INC.,
as Lead Arranger and Book Manager

By: /s/ Jackson Dunckel
Title: Vice President

BANK OF TOKYO-MITSUBISHI TRUST COMPANY,
as Documentation Agent

By: /s/ R.F. Kay
Title: Vice President

WACHOVIA BANK, NATIONAL ASSOCIATION,
as Documentation Agent

By: /s/ Nathan R. Rantala
Title: Vice President

COMMERZBANK, AG-NEW YORK AND
GRAND CAYMAN BRANCHES,
as Syndication Agent

By: /s/ Robert Donohue
Title: Senior Vice President;

By: /s/ Peter Doyle
Title: Vice President

BANK OF AMERICA, N.A.
as Managing Agent

By: /s/ Wendy J. Gorman
Title: Principal

CITIBANK, N.A.,
as Managing Agent

By: /s/ Diane Pockaj
Title: Director

ALL FIRST BANK,
as a Bank

By: /s/ Corey Burgess
Title: Vice President

BANCA POPOLARE DI MILANO,
as a Bank

By:/s/ Robert P. Desantes
Title: Head of Corporate Banking

By: /s/ Giorgio Cuccolo
Title: Executive Vice President & General Manager

THE BANK OF NOVA SCOTIA,
as a Bank

By: /s/ Kevin Clark
Title: Unit Head

SUMITOMO MITSUI BANKING CORPORATION,
as a Bank

By: /s/ Edward D. Henderson
Title: Senior Vice President

BANK ONE, N.A. (Main Office-Chicago),
as a Bank

By: /s/ Mahua Thakurta
Title: Associate Director

BANK OF CHINA, NEW YORK BRANCH,
as a Bank

By: /s/ William Smith, Jr.
Title: Chief Lending Officer

NORDDEUTSCHE LANDESBANK,
GIROZENTRALE, New York and/or
Cayman Islands Branch,
as a Bank

By: /s/ Raimund Ferley
Title: Senior Vice President

By: /s/ Josef Haas
Title: Vice President

ING BANK N.V.,
as a Bank

By: /s/ Alan Duffy
Title: Director

By: /s/ Michael Fenlon
Title: Vice President

MELLON BANK, N.A.,
as Managing Agent

By: /s/ William M. Feathers
Title: Vice President

ABN AMRO BANK, N.V.,
as a Bank

By: /s/ James S. Kreitler
Title: Group Vice President

By: /s/ Henry Sosa
Title: Assistant Vice President

THE BANK OF NEW YORK,
as a Bank

By: /s/ Ernest Fung
Title: Vice President

FLEET NATIONAL BANK,
as a Bank

By: /s/ Wayne R. Trotman
Title: Executive Vice President

WESTDEUTSCHE LANDESBANK GIROZENTRALE,
NEW YORK BRANCH,
as a Bank

By: /s/ Andreas Schroter
Title: Director

By: /s/ Walter T. Duffy III
Title: Associate Director

INTESABCI, NEW YORK BRANCH,
as a Bank

By: /s/ Charles Dougherty
Title: Vice President

By: /s/ Frank Maffei
Title: Vice President

BANCA NAZIONALE DEL LAVORO S.p.A.,
NEW YORK BRANCH,
as a Bank

By: /s/ Francesco Di Mario
Title: Vice President

By: /s/ Leonardo Valentini
Title: First Vice President

WELLS FARGO BANK N.A.,
as a Bank

By: /s/ Peter M. Angelica
Title: Vice President

BANCA DI ROMA S.p.A.,
NEW YORK BRANCH,
as a Bank

By: /s/ Steven Paley
Title: First Vice President

By: /s/ A. Paoli
Title: Associate Treasurer

SUNTRUST BANK,
as a Bank

By: /s/ Karen C. Copeland
Title: Vice President

SCHEDULE I

ALLOCATIONS AND LENDERS

Title	Institution	Allocations

Administrative Agent	JPMorgan Chase Bank	$ 27,000,000

Documentation Agent	Bank of Tokyo-Mitsubishi Trust Company	$ 23,500,000

Documentation Agent	Wachovia Bank, National Association	$ 23,500,000

Syndication Agent	Commerzbank, AG	$ 23,500,000

Managing Agent	Bank of America, N.A.	$ 17,500,000

Managing Agent	Mellon Bank, N.A.	$ 17,500,000

Bank	Citibank, N.A.	$ 15,000,000

Bank	ABN Amro Bank, N.V.	$ 15,000,000

Bank	The Bank of New York	$ 15,000,000

Bank	The Bank of Nova Scotia	$ 15,000,000

Bank	Fleet National Bank	$ 15,000,000

Bank	Bank One, NA	$ 15,000,000

Bank	Bank of China	$ 15,000,000

Bank	Norddeutsche Landesbank	$ 15,000,000

Bank	ING Bank N.V.	$ 15,000,000

Bank	Allfirst Bank	$ 15,000,000

Bank	Banca Popolare di Milano	$ 15,000,000

Bank	Sumitomo Mitsui Banking Corporation	$ 15,000,000

Bank	West LB	$ 15,000,000

Bank	Banca Nazionale del Lavoro S.p.A.	$ 15,000,000

Bank	Banca Di Roma S.p.A.	$ 15,000,000

Bank	IntesaBci	$ 15,000,000

Bank	Wells Fargo Bank NA	$ 15,000,000

Bank	Suntrust Bank	$ 12,500,000
Total		$ 400,000,000

EXHIBIT (10)(n)

[Conformed Copy -- Includes amendments made in
June 1992, February 1995, March 1996,August 1997,
December 1997, September 1998, December 1999,
February 2001, March 2001 and March 2002]

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

        (d)   Effect of Termination of Employment or Death. No option may be exercised after the termination of employment of an optionee, except that: (i) if such termination is by reason of disability or retirement at normal, deferred or early retirement age, under any retirement plan maintained by the Company or any Subsidiary, or for any other reason specifically approved in advance by the Committee, any options held by the optionee shall thereupon become exercisable in full, and (x) in the case of options granted before February 2, 1995, may be exercised by the optionee for a period of three months after such termination, and (y) in the case of options granted on or after February 2, 1995, may be exercised by the optionee during the period ending on the tenth anniversary of the date of grant of the option; (ii) if such termination is by action of the Company or a Subsidiary other than as provided in (i) above and other than discharge by reason of willful violation of the rules of the Company or instructions of superior(s), (x) in the case of options granted before August 7, 1997, any options held by the optionee which are exercisable at the time his employment terminates may be exercised by him for a period of three months after such termination, and (y) in the case of options granted on or after August 7, 1997, such options shall continue to become exercisable at the times set forth in the applicable stock option agreement notwithstanding such termination of employment and such options may be exercised during the period ending on the later of three months following the date the options become exercisable in full or such termination of employment; (iii) in the event of the death of an optionee after the termination of his employment pursuant to (i)or (ii) above, the person or persons to whom the optionee's rights are transferred by will or the laws of descent and distribution may exercise any options which the optionee could have exercised had he survived for the remainder of the period under (i) or (ii) above during which the optionee could have exercised the option if he had survived; and (iv) in the event of the death of an optionee while employed, any options then held by the optionee shall thereupon become exercisable in full, and the person or persons to whom the optionee's rights are transferred by will or the laws of descent and distribution shall have (x) in the case of options granted before February 2, 1995, a period of one year thereafter to exercise such options, and (y) in the case of options granted on or after February 2, 1995, a period ending on the tenth anniversary of the date of grant of the option to exercise such options. In no event, however, shall any option be exercisable more than ten years from the date of grant thereof.

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

(i) Tax Withholding. The Committee may establish such rules and procedures as it considers desirable in order to satisfy any obligation of the Company or any Subsidiary to withhold Federal income taxes or other taxes with respect to the exercise of an option under the Plan, including without limitation rules and procedures permitting an optionee to elect that the Company withhold shares of Stock otherwise issuable upon exercise of such option in order to satisfy such withholding obligation; provided, however, that the amount of tax withholding to be satisfied by withholding shares of Stock from the option exercise shall be limited to the minimum amount of taxes, including employment taxes, required to be withheld under applicable Federal, state and local law.

        6.   Duration. Unless sooner terminated by the Board of Directors, the Plan shall terminate on, and no option shall be granted hereunder after June 30, 2003.

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

        (c)  Amendments of Outstanding Options. In the event that any options issued under this Plan shall remain outstanding after June 30, 2003, and if the Committee shall determine that it is in the interest of the Company to amend the terms and conditions, including exercise price or prices, of such options, the Committee shall have the right, by written notice to the holders thereof, to amend the terms and conditions of such options including exercise price or prices; provided, however, that (i) no such amendment shall be adverse to the holders of the options, and (ii) the amended terms of an option, including exercise price or prices, would have been permitted under this Plan had the Plan been outstanding at the time of such amendment.

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

EXHIBIT (10)(o)

[Conformed Copy -- Includes amendments
made in February 2001 and March 2001]

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

         3.   Stock Available for Options. There shall be available for option under the Plan 5,500,000 shares of the Company's Common Stock (the "Stock"), subject to any adjustments which may be made pursuant to Section 5(f) hereof. Shares of Stock used for purposes of the Plan may be either authorized and unissued shares or treasury shares or both. Stock covered by options which have terminated or expired prior to exercise or have been surrendered and canceled as contemplated by Section 7(b) hereof shall be available for further option hereunder.

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

        (d)  Effect of Termination of Employment or Death. No option may be exercised after the termination of employment of an optionee, except that: (i) if such termination is by reason of disability or retirement at normal, deferred or early retirement age, under any retirement plan maintained by the Company or any Subsidiary, or for any other reason specifically approved in advance by the Committee, any options held by the optionee shall thereupon become exercisable in full, and may be exercised by the optionee during the period ending on the tenth anniversary of the date of grant of the option; (ii) if such termination is by action of the Company or a Subsidiary other than as provided in (i) above and other than discharge by reason of willful violation of the rules of the Company or instructions of superior(s), such options shall continue to become exercisable at the times set forth in the applicable stock option agreement notwithstanding such termination of employment and such options may be exercised during the period ending on the later of three months following the date the options become exercisable in full or such termination of employment; (iii) in the event of the death of an optionee after the termination of his employment pursuant to (i) or (ii) above, the person or persons to whom the optionee's rights are transferred by will or the laws of descent and distribution may exercise any options which the optionee could have exercised had he survived for the remainder of the period under (i) or (ii) above during which the optionee could have exercised the option if he had survived; and (iv) in the event of the death of an optionee while employed, any options then held by the optionee shall thereupon become exercisable in full, and the person or persons to whom the optionee's rights are transferred by will or the laws of descent and distribution shall have a period ending on the tenth anniversary of the date of grant of the option to exercise such options. In no event, however, shall any option be exercisable more than ten years from the date of grant thereof.

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

(h) Tax Withholding. The Committee may establish such rules and procedures as it considers desirable in order to satisfy any obligation of the Company or any Subsidiary to withhold Federal income taxes or other taxes with respect to the exercise of an option under the Plan, including without limitation rules and procedures permitting an optionee to elect that the Company withhold shares of Stock otherwise issuable upon exercise of such option in order to satisfy such withholding obligation; provided, however, that the amount of tax withholding to be satisfied by withholding shares of Stock from the option exercise shall be limited to the minimum amount of taxes, including employment taxes, required to be withheld under applicable Federal, state and local law.

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

        (c)   Amendments of Outstanding Options. In the event that any options issued under this Plan shall remain outstanding after December 16, 2009, and if the Committee shall determine that it is in the interest of the Company to amend the terms and conditions, including exercise price or prices, of such options, the Committee shall have the right, by written notice to the holders thereof, to amend the terms and conditions of such options including exercise price or prices; provided, however, that (i) no such amendment shall be adverse to the holders of the options, and (ii) the amended terms of an option, including exercise price or prices, would have been permitted under this Plan had the Plan been outstanding at the time of such amendment.

        8.   Other Actions. This Plan shall not restrict the authority of the Board of Directors, for proper corporate purposes, to grant or assume stock options, other than under the Plan, to or with respect to any employee or other person.

        9.  Name. This Plan shall be known as the Engelhard Corporation Stock Option Plan of 1999 for Certain Key Employees.

EXHIBIT (10)(p)

[Conformed Copy -- Incorporating amendments made in
June 1992, November 1993, December 1993,
August 1995, March 1996, April 1997,
August 1998, October 1998,
December 2000, February 2001 and October 2001]

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

         4.   All salary and bonuses deferred pursuant to paragraph 2 above shall be held in the general funds of the Company and shall be credited to a bookkeeping account maintained by the Company in the name of the Eligible Employee, and shall bear the equivalent of interest from the end of the calendar month in which the compensation would have been paid if it had not been deferred. Interest equivalents shall be credited on December 31 of each year up to and including the year preceding that in which the last installment is paid, it being the intent that interest equivalents shall not cease to accrue upon payment of the first installment, but shall continue to accrue with respect to the balance undistributed at any time. The amount of interest equivalent credited to the Eligible Employee's account shall be determined by applying the interest equivalent rate established hereunder to the balance in the Eligible Employee's account (which balance shall include, for this purpose, interest equivalent accrued but not credited to the account) at the end of each month. For purposes of the foregoing, the interest equivalent rate shall be set monthly and shall be equal to 120% of the long-term federal rate, compounded monthly (within the meaning of Section 1274(d) of the Internal Revenue Code of 1986, as amended) as in effect for the month for which interest equivalent is being computed.*

         5.  All stock awards deferred by an Eligible Employee shall be transferred for the benefit of the Eligible Employee to a trust ("Trust") established by the Company with such terms and conditions as shall be determined by the Committee described in Section 8 below. The assets of the Trust shall be subject to the claims of the general creditors of the Company in the event of bankruptcy or insolvency of the Company, and the Trust may be utilized to assist the Company in satisfying its other obligations under the Plan. Any dividends payable with respect to any deferred stock awards made for the benefit of the Eligible Employee shall be handled in one of the following ways, as irrevocably elected by the Eligible Employee in his deferral election:

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

EXHIBIT (10)(q)

[Conformed Copy -- Incorporates amendments made
in June 1992, November 1993, December 1993,
May 1998, October 1998, December 2001 and December 2002]

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

        4.   Except for amounts credited to the Stock Account described in paragraph 5, all deferred compensation hereunder shall be held in the general funds of the Company and shall be credited to a bookkeeping account ("Accumulated Account") maintained by the Company in the name of the Director, and shall bear the equivalent of interest from, the first day following the end of the calendar quarter to which the compensation is applicable. Interest equivalents shall be credited on December 31 of each year up to an including the year preceding that in which the last installment is paid, it being the intent that interest equivalents shall not cease to accrue upon payment of the first installment, but shall continue to accrue with respect to the balance undistributed at any time. The amount of interest equivalent credited to the Director's account shall be determined by applying the interest equivalent rate established hereunder to the balance in the Director's account (which balance shall include, for this purpose, interest equivalent accrued but not credited to the account) at the end of each month. For purposes of the foregoing, the interest equivalent rate shall be set monthly and shall be equal to 120% of the long-term federal rate, compounded monthly (within the meaning of Section 1274(d) of the Internal Revenue Code of 1986, as amended) as in effect for the month for which interest equivalent is being computed.*

         5.   All deferred compensation which a Director elects pursuant to paragraph 1 to have credited to the Stock Account shall be credited on the Crediting Date (as defined below) for the calendar quarter for which the applicable compensation would have otherwise been paid in the form of units to a bookkeeping account maintained by the Company in the name of the Director, and all stock awards deferred by a Director pursuant to paragraph 2 shall be credited in the form of units to a bookkeeping account maintained by the Company in the name of the Director. The number of units so credited shall

*   For periods prior to January 1, 1994 the last two sentences of paragraph 4 are as follows: "The amount of interest equivalent credited to the Director's account annually shall be determined by applying the interest equivalent rate established hereunder to the average balance in the Director's account during the year. For purposes of the foregoing, the annual interest equivalent rate shall be determined by averaging the rate of interest for 3-year U.S. Treasury notes as reported in the monthly Federal Reserve Bulletin for each calendar quarter of the year for which interest is being computed."

be equal to the sum of (i) the number of whole Shares (disregarding fractional shares) having a Fair Market Value Per Share (as defined below), determined as of the day which is two business days prior to the Crediting Date for the calendar quarter for which the compensation would have otherwise been paid, equal to the amount of such compensation deferred by the Director, and (ii) the number of Shares corresponding to the number of Director's deferred stock awards pursuant to paragraph 2. Each such unit shall represent the right to receive one Share at the time and in the manner determined pursuant to the Director's deferral election and the terms of this Plan. For purposes hereof, "Crediting Date" means the record date for the payment of dividends on Shares occurring in the last month of the applicable quarter or, if no such record date occurs during the quarter, then on the fifteenth day of the last month of the quarter (or if the fifteenth day is not a business day, the next succeeding business day), and "Fair Market Value Per Share" means the average of the daily closing prices of a Share as reported on the New York Stock Exchange for the twenty (20) trading days immediately prior to the date of determination, or if the Shares are not listed on such exchange, on the principal United States securities exchange registered under the Securities Exchange Act of 1934, as amended on which the Shares are listed.

         If any dividends are payable on Shares during the deferral period, dividend equivalents equal to the dividend that would have been payable on the units credited to a Director's Stock Account if such units had constituted Shares shall be handled in one of the following ways, as irrevocably elected by the Director in his deferral election:

(i)	such dividend equivalents shall be added to the Accumulated Account described in paragraph 4 above, and shall be credited with interest equivalents pursuant to said paragraph 4;

(ii)	such dividends shall be paid out currently to such Director; or

(iii)	such dividend equivalents shall be credited to the Stock Account on the record date for the applicable dividend and applied to provide additional whole stock units (disregarding fractional shares) in an amount equal to the amount of such dividend equivalents divided by the Fair Market Value Per Share (as defined above), determined as of the day which is two business days prior to the record date.

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

         The Company in its discretion may establish a trust to assist it in satisfying its obligations under this Plan. The assets of the Trust shall be subject to the claims of the general creditors of the Company in the event of bankruptcy or insolvency of the Company. If such a trust is established, any voting rights which are exercisable with respect to a number of Shares held in such trust corresponding to the number of units credited to a Director's Stock Account shall be exercised by the trustee of such trust in accordance with the directions of such Director (and the trustee shall not exercise voting rights with respect to such Shares to the extent that directions are not received from the Director).

         6.   The amount to which a Director is entitled hereunder shall be paid to him in any number of annual installments, as initially elected by him, up to ten, payable in January of each payment year beginning with the calendar year designated by the Director in his initial deferral election. A Director may irrevocably elect by written notice to the Company to further defer payments previously deferred under paragraph 1 hereof or delivery of stock awards previously deferred under paragraph 2 hereof to a date or dates specified in the Director's further deferral election (an "Additional Deferral Election"). An Additional Deferral Election shall specify the calendar year in which such payments or deliveries will commence and the number of annual installment payments or deliveries (up to ten). Such annual installments shall be payable in January of each payment year beginning with the calendar year specified in the Additional Deferral Election. However, in order for an Additional Deferral Election to be effective (i) the Additional Deferral Election must be made at least twelve months prior to the date the payment would otherwise be due or the delivery is otherwise scheduled to be made, as the case may be, in accordance with a prior deferral election under this Plan, (ii) the Director must agree with the Company that, if nominated and elected, he will continue to serve as a Director of the Company for at least one year following the date of the Additional Deferral Election, (iii) the Additional Deferral Election may not specify any payment of amounts hereunder or any delivery of stock hereunder on a date prior to the date such payment or delivery was otherwise due under this Plan, and (iv) the further deferral of each payment or delivery specified in the Additional Deferral Election must be for a period of at least one year. A Director who has attained age 70 may make a one-time election to change his payment election with respect to all of his benefits payable hereunder (an "Age 70 Election"); provided, however, that the Age 70 Election shall not become effective prior to the first anniversary of the date the Age 70 Election is made (and prior to such time the Director's existing payment election shall remain in effect); and provided further, however, that the Age 70 Election shall be effective only if (i) the election is made after the Director has attained age 70, (ii) the Board has approved the Age 70 Election, (iii) no prior Age 70 Election has been made by the Director, and (iv) the Director has agreed with the Company that, if nominated and elected, he will continue to serve as a Director of the Company for at least one year following the date of the Age 70 Election. The Age 70 Election shall specify the calendar year in which payments (including delivery of previously deferred stock awards) will commence and the number of installment payments or deliveries, up to ten. Any such annual installment payments shall be payable in January of each payment year, beginning with the calendar year specified in the Age 70 Election. The amount of each installment shall be determined by multiplying the Accumulated Account amount and the units credited to the Director's Stock Account as of the December 31 preceding the installment payment date by a fraction, the numerator of which shall be "1" and the denominator of which shall be the number of annual installments initially elected by the Director less the number of installment payments theretofore made. If a Director should die before full payment of all amounts owning to the Director, the Director's Accumulated Account and the units credited to the Director's Stock Account as of December 31 of the year of death shall be paid to the Director's Beneficiary (designated in accordance with paragraph 12 below) in January of the calendar year following the year of death, or the Accumulated Account and the units credited to the Director's Stock Account as at such earlier date as the Board of Directors, in its discretion, may determine may be paid in lieu thereof. Any such in lieu payment from the Accumulated Account shall be adjusted for interim interest equivalent additions to such extent, if any, as the Board of Directors shall determine. Each installment payment of units credited to a Director's Stock Account shall be made through payment of a number of whole Shares equal to the number of units which are then payable (disregarding fractional units).

         Notwithstanding the foregoing, each Director may elect (in a manner acceptable to the Company) to have his or her entire benefit under the Plan distributed to the Director in a single lump sum at the time of a Change in Control; provided, however, that such an election (or a revocation of such an election) must have been made at least six months in advance of the Change in Control.

         At the time of a Change in Control, the Company shall also make to each Director whose benefits are distributed in a lump sum on account of the Change in Control an immediate cash payment equal, on an after-tax basis (including combined federal, state and local income, employment and excise taxes), to the excess of (A) over (B), where (A) is equal to the present value (discounted at the Applicable Federal Rate (within the meaning of Section 1274 of the Code) in effect at the time of payment) of: (x) the Director's entire benefit at the time of assumed payment (described below) as increased from the date of the Change in Control through the dates of assumed payment at a compound annual rate equal to the interest equivalent rate provided for under Section 4 of the Plan (as determined at the time of the Change in Control), multiplied by (y) one minus the federal income tax rate (expressed as a decimal) in effect at the time of the Change in Control; and (B) is the present value (discounted at the Applicable Federal Rate at the time of payment) of the Director's entire benefit at the time of assumed payment, computed assuming that the Director's benefits at the time of the Change in Control are reduced at such time by federal, state and local income taxes payable on a lump sum distribution of the entire benefit at such time and also assuming that such resulting amount is increased through the dates of assumed payment at a compound annual rate equal to (x) the interest equivalent rate provided for under Section 4 of the Plan at the time of the Change in Control, multiplied by (y) one minus the combined federal, state and local income tax rate at such time, expressed as a decimal. For purposes of this paragraph, it shall be assumed that the Director's benefits will be distributed in ten annual installments commencing at the later of the time the Director reaches age 65 or the date of the Change in Control, and it shall also be assumed that income taxes are payable at the top marginal rates and that state and local income taxes are deductible for federal income tax purposes.

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

         7.   The right of a Director to the amounts described hereunder (including Shares) shall not be subject to assignment or other disposition by the Director other than pursuant to a Beneficiary designation in accordance with paragraph 12 below or by will or the laws of descent and distribution. In the event that, notwithstanding this provision, a Director makes a prohibited disposition, the Company may disregard the same and discharge its obligation hereunder by making payment or delivery thereof as though no such disposition had been made.

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

        12.   Each Director who participates in the Plan may file with the Company a written designation of one or more persons as the Beneficiary who shall be entitled to receive the amount, if any, payable under the Plan upon his or her death. A Director may, from time to time, revoke or change his or her Beneficiary designation without the consent of any prior Beneficiary by filing a new designation with the Company. The last such designation received by the Company shall be controlling; provided, however, that no designation, or change or revocation thereof, shall be effective unless received by the Company prior to the Director's death, and in no event shall it be effective as of a date prior to such receipt. If no such Beneficiary designation is in effect at the time of a Director's death, or if no designated Beneficiary survives the Director, or if such designation conflicts with law, the Director's estate shall be deemed to have been designated his or her Beneficiary and shall receive the payment of the amount, if any, payable under the Plan upon his or her death. If the Committee is in doubt as to the right of any person to receive such amount, the Committee may retain such amount, without liability for any interest thereon, until the rights thereto are determined, or the Committee may pay such amount into any court of appropriate jurisdiction and such payment shall be a complete discharge of the liability of the Plan and the Company therefor.

EXHIBIT (10)(r)

[Conformed Copy -- Includes amendments made in June 1991,
June 1992, March 1996, October 1998, December 1999,
August 2001 and March 2002]

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

         2.   Duration. The Plan will terminate on June 30, 2006 and no shares of the Company's Common Stock may be awarded to key employees after such date; however, shares awarded on or prior to such date may be subsequently delivered to key employees in accordance with the terms and conditions applicable to their awards.

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

         4.   Shares Available For Awards. The total numbers of shares of Company's Common Stock which may be awarded under the Plan after March 7, 2002 shall not exceed 1,500,000 shares. Shares of the Company's Common Stock used for purposes of the Plan may be either authorized but unissued shares or treasury shares or both.

         5.   Form of Awards and Related Matters. The Company shall deliver (a) to each key employee to whom an award is made a written instrument signed by the Company setting forth the number of shares of the Company's Common Stock represented by such award and the number of shares which shall vest at the end of each anniversary date of such award, and (b) to the escrow agent a certificate or certificates registered in the name of such key employee representing the total number of shares of the Company's Common Stock represented by such award and a copy of such instrument. Such certificate or certificates shall be legended to indicate that the shares represented thereby are subject to the terms and provisions of the award and the Plan. The shares of the Company's Common Stock represented by the certificates held by the escrow agent shall constitute issued and outstanding shares of the Company's Common Stock for all corporate purposes, and the key employee shall receive all cash dividends thereon and have the right to vote such shares provided that the right to receive such dividends and to vote such shares shall forthwith terminate with respect to unvested shares of any key employee whose award has been cancelled. While such shares are held in escrow and until such shares have vested, the key employees for whose account such shares are held shall not have the right to sell or otherwise dispose of such shares or any interest therein and such shares shall not be subject to attachment or any other legal or equitable process brought by or on behalf of any creditor of such employees. As shares of the Company's Common Stock from time to time vest in the key employees in accordance with their awards, the escrow agent shall deliver to the key employees or their respective beneficiary(ies) certificates representing such vested shares. As a condition precedent to delivering certificates representing shares covered by awards to the escrow agent, the Company may require a key employee to deliver to the escrow agent a duly executed irrevocable stock power or powers (in blank) covering the shares represented by such certificates. In addition, if the shares represented by an award are not registered under the Securities Act of 1933, as a condition precedent to delivering certificates representing such shares to the escrow agent and/or certificates representing vested shares to the key employees, the Company may require a key employee to agree in writing that such shares are being acquired for investment and without a view to the distribution thereof and may place an appropriate legend on any certificates representing such shares. Certificates representing unvested shares held by the escrow agent for the account of any key employee whose award has been cancelled and terminated shall be returned (together with the related stock power) by the escrow agent to the Company.

         6.   Vesting of the Company Common Stock.

         (a)   Unless otherwise provided by the Committee, an award of Company Common Stock shall vest in the key employee to whom it is made at the rate of 20% of the shares covered by such award in five annual installments, beginning on February 1 of the calendar year next following the date of grant and continuing on February 1 of each of the following four years, provided and only to the extent that the key employee remains in the service of the Company on such vesting dates.

         (b)   Upon termination of the service of the key employee with the Company, any award previously made to such key employee shall be automatically cancelled and terminated as of the date of such termination of service to the extent of any unvested shares subject to such award.

         (c)   Notwithstanding subparagraphs (a) and (b) above,

(i) In the case of termination of the key employee with the Company solely due to retirement at normal retirement age or permitted early retirement age as defined in the Retirement Plan of the Company of which such employee shall have been a member immediately before his retirement or as established by the Committee (and not due to discharge for cause even if occurring after attainment of retirement age) or in the case of such termination of service due to permanent disability, the shares of the Company's Common Stock held for his account by the escrow agent shall vest on the date of his termination of service.

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

(iii) In the case of an "acquisition of a control interest" in the Company, the shares of the Company's Common Stock awarded under the Plan before March 7, 1996 and held for the key employee's account by the escrow agent shall vest on the date of such "acquisition of a control interest." For this purpose, an acquisition of a control interest" shall occur if:

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

Any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of voting securities owned by other holders shall for the purposes of this provision be deemed to constitute each party to such agreement, or arrangement, or understanding as the owner of such securities.

(iv) In the case of shares of the Company's Common Stock awarded under the Plan on or after March 7, 1996, such shares shall vest on the date of a "Change in Control" unless the Committee expressly provides in the applicable resolution granting the award (or such other document as determined by the Committee) that an additional condition or conditions must be satisfied in order for vesting of the award to be accelerated, in which event vesting of any such award shall be accelerated upon satisfaction of such condition(s), if any, following the Change in Control. The provisions relating to acceleration of vesting of such shares need not be the same for all key employees who receive awards under the Plan. For this purpose, a "Change in Control" shall mean:

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

(v) Notwithstanding any provision of this Plan to the contrary, the Committee shall have the authority at any time to accelerate the vesting of all or any portion of any award of Company Common Stock made under the Plan.

(d) At the time of a Change in Control or an acquisition of a control interest in the Company, the Company shall make an immediate cash payment to each key employee equal, on an after tax basis (including combined federal, state and local income, employment and excise taxes), to the excess of (A) over (B), where (A) is equal to the combined federal, state and local income and employment taxes payable by the key employee as a result of the accelerated vesting of Company Common Stock due to the Change in Control or acquisition of a control interest in the Company; and (B) is the present value (discounted at the Applicable Federal Rate (within the meaning of Section 1274 of the Code) at the time of payment) of the combined federal, state and local income and employment taxes which would be payable at the time such Company Common Stock vested if it had vested in accordance with its original vesting schedule, assuming the fair market value per share of Company Common Stock would then be equal to the actual fair market value per share on the date of the Change in Control or acquisition of a control interest, as the case may be. For purposes of this paragraph, it shall be assumed that all income taxes are payable at the top marginal rates in effect at the time of the payment hereunder and that state and local income taxes are deductible for federal income tax purposes.

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

        9.  Limitations.

         (a)   Except as specifically approved in writing by the Committee, no employee or other person shall have any claim or right (legal, equitable or other) to be granted an award under the Plan, and, except as specifically so approved, no director, officer or employee of the Company shall be authorized to enter into any agreement with any person for the making of an award or to make any representation or warranty with respect thereto.

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

         10.   Amendments. The Board of Directors of the Company may discontinue the Plan at any time and may from time to time amend the Plan; provided, however, that no such discontinuance or amendment shall materially affect adversely any right or obligation with respect to any award theretofore made, and any such amendment shall be subject to the approval of the Company's shareholders to the extent that such approval is required in order to insure that awards made under the Plan are exempt under Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended.

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

EXHIBIT (10)(s)

[Conformed Copy -- Includes amendments made in
June, 1991, June, 1992, March, 1996 and October 1998]

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

         2.   Effective Date and Duration. Subject to Section 13, the effective date of the Plan is July 1, 1986. The Plan will terminate on June 30, 2006 and no shares of the Company's Common Stock may be awarded after such date; however, shares awarded on or prior to such date may be subsequently delivered to the persons entitled thereto in accordance with the terms and conditions applicable to such awards.

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

         4.   Shares Available for Awards. The total number of shares of the Company's Common Stock which may be awarded under the Plan shall not exceed 136,696 shares. Shares of the Company's Common Stock used for purposes of the Plan may be either authorized but unissued shares or treasury shares or both. Shares of the Company's Common Stock returned to the Company upon the forfeiture of such shares pursuant to the Plan shall not be available for further awards under the Plan unless the forfeiting Non-Employee Director received no benefits of ownership (such as dividends) with respect to such shares.

         5.   Eligibility and Awards. To be eligible to participate in the Plan, a person must be a director of the Company who is not an officer or employee of the Company or any of its subsidiaries or affiliates ("Non-Employee Director"). Each Non-Employee Director on the effective date of the Plan shall be awarded 1,500 [7,593 after taking into account stock splits] shares of Common Stock, effective as of such effective date. In addition, each person who becomes a Non-Employee Director after the effective date of the Plan shall be awarded 1,500 [7,593 after taking into account stock splits] shares of Common Stock, effective as of such Non-Employee Director's election to the Board of Directors (subject to the limitation set forth in Section 4).

         6.   Form of Awards and Related Matters. The Company shall deliver (a) to each Non-Employee Director to whom an award is made a written instrument signed by the Company setting forth the number of shares of the Company's Common Stock represented by such award, and (b) to the escrow agent a certificate or certificates representing the total number of shares of the Company's Common Stock represented by such award and a copy of such instrument. Such certificate or certificates shall be legended to indicate that shares represented thereby are subject to the terms and provisions of the award and the Plan. The shares of the Company's Common Stock represented by the certificates held by the escrow agent shall constitute issued and outstanding shares of the Company's Common Stock for all corporate purposes, and the Non-Employee Director shall receive all cash dividends thereon and have the right to vote such shares provided that the right to receive such dividends and to vote such shares shall forthwith terminate with respect to shares of any Non-Employee Director which are forfeited pursuant to the Plan. While such shares are held in escrow and until such shares have been delivered to the applicable Non-Employee Director pursuant to the Plan, the Non-Employee Director for whose account such shares are held shall not have the right to sell or otherwise dispose of such shares or any interest therein and such shares shall not be subject to attachment or any other legal or equitable process brought by or on behalf of any creditor of such Non-Employee Director. At such time as the Non-Employee Director's service as a non-employee director terminates (or, in the case of awards made before March 7, 1996, following an "acquisition of a control interest" as described in subparagraph (c)(iii) of Section 7, and, in the case of awards made on or after March 7, 1996, following a "Change in Control" as described in subparagraph (c)(iv) of Section 7), the escrow agent shall deliver to the Non-Employee Director or his or her beneficiary(ies) certificates representing such shares held by the escrow agent for the Non-Employee Director's account as are not forfeited pursuant to Section 7. As a condition precedent to delivering certificates representing shares covered by awards to the escrow agent, the Company may require a Non-Employee Director to deliver to the escrow agent a duly executed irrevocable stock power or powers (in blank) covering the shares represented by such certificates. In addition, if the shares represented by an award are not registered under the Securities Act of 1933, as a condition precedent to delivering certificates representing such shares to the escrow agent and/or certificates representing shares to Non-Employee Directors, the Company may require a Non-Employee Director to agree in writing that such shares are being acquired for investment and without a view to the distribution thereof and may place an appropriate legend on any certificates representing such shares. Certificates representing shares held by the escrow agent for the account of any Non-Employee Director which are forfeited pursuant to the Plan shall be returned (together with the related stock power) by the escrow agent to the Company.

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

(iii) In the event of an "acquisition of a control interest" in the Company after the expiration of the six-month period immediately following the date of an award made to a Non-Employee Director before March 7, 1996 hereunder, all of the shares of the Company's Common Stock held for the Non-Employee Director's account by the escrow agent pursuant to such award shall become fully vested on the date of such "acquisition of a control interest", and the escrow agent shall (in accordance with Section 6) deliver a certificate or certificates representing such shares to the Non-Employee Director as soon as practicable following such "acquisition of a control interest." For the purpose of this subparagraph (c)(iii), an "acquisition of a control interest" shall occur if:

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

(iv) In the event of a "Change in Control" of the Company after the expiration of the six-month period immediately following the date of an award made to a Non-Employee Director on or after March 7, 1996 hereunder, all of the shares of the Company's Common Stock held for the Non-Employee Director's account by the escrow agent pursuant to such award shall become fully vested on the date of such "Change in Control", and the escrow agent shall (in accordance with Section 6) deliver a certificate or certificates representing such shares to the Non-Employee Director as soon as practicable following such "Change in Control." For this purpose, a "Change in Control" shall mean:

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

         (d)   At the time of a Change in Control or an acquisition of a control interest in the Company, the Company shall make an immediate cash payment to each Non-Employee Director equal, on an after tax basis (including combined federal, state and local income, employment and excise taxes), to the excess of (A) over (B), where (A) is equal to the combined federal, state and local income and employment taxes payable by the Non-Employee Director as a result of the accelerated distribution of Company Common Stock due to the Change in Control or acquisition of a control interest in the Company; and (B) is the present value (discounted at the Applicable Federal Rate (within the meaning of Section 1274 of the Code) at the time of payment) of the combined federal, state and local income and employment taxes which would be payable at the time such Company Common Stock was distributed if it had been distributed on the date the Non-Employee Director reached age 70, assuming the fair market value per share of Company Common Stock would then be equal to the actual fair market value per share on the date of the Change in Control or acquisition of a control interest, as the case may be. For purposes of this paragraph, it shall be assumed that all income taxes are payable at the top marginal rates in effect at the time of the payment hereunder and that state and local income taxes are deductible for federal income tax purposes.

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

         11.   Termination or Amendment of Plan. The Board of Directors of the Company may discontinue the Plan at any time and may from time to time amend the Plan; provided, however, that no such discontinuance or amendment shall materially affect adversely any right or obligation with respect to any award theretofore made, and any such amendment shall be subject to the approval of the Company's shareholders to the extent that such approval is required in order to insure that awards made under the Plan are exempt under Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended.

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

EXHIBIT (10)(t)

[Conformed Copy -- Includes amendments made in
November 1993, October 1998 and December 2001]

ENGELHARD CORPORATION DIRECTORS AND EXECUTIVES
DEFERRED COMPENSATION PLAN

[1986 - 1989]

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

2.     Deferral of Compensation

During such period or periods as may from time to time be selected by the Committee each person eligible to participate in the Plan shall be given the opportunity to elect irrevocably to defer a portion of the compensation that otherwise would be payable to such person by Engelhard for services rendered following the making of such election as a director or employee, as the case may be. The length of the period of deferral shall be four years, all deferrals shall be in multiples of $1,000, the minimum amount deferred shall be $8,000 ($2,000 per year), and the maximum, amount deferred shall be 15 percent of an employee's Compensation and 100% of a nonemployee director's Compensation. "Compensation" for employees is the sum of (i) annualized base salary approved as of December 5, 1985 and (ii) regular or special bonus which was paid in February, 1985. For nonemployee directors, "Compensation" means annualized director's fees, attendance fees and Chairman's fees expected to be paid in or payable for 1986. The amount deferred by an employee participant shall be deferred by means of reductions in the employee's (i) base salary, (ii) bonus or (iii) a combination of both base salary and bonus, as the participant shall elect, in four equal annual amounts. The amount deferred by a nonemployee director shall be deferred by means of reductions in the director's quarterly fees, in an equal amount each quarter, over the four-year deferral period.

The opportunity to make the foregoing deferral election shall be given to those persons initially selected to participate in this Plan during the period December 6, 1985 through December 31, 1985, with respect to Compensation that would otherwise be payable (i) to each nonemployee director for services rendered after receipt by Engelhard during the above referenced election period of the director's irrevocable election to defer and (ii) to each employee for services rendered and bonus paid during the period January 1, 1986 through December 31, 1989. Thereafter, such opportunity shall be given (a) to a person initially eligible to participate only with respect to Compensation that would otherwise be payable to him during the balance of the four-year period commencing in a calendar year following the year in which the election is made, and (b) to a person later selected to participate in this Plan with respect to Compensation that would otherwise be payable to him for services rendered after the end of the calendar month in which Engelhard receives his irrevocable election to defer.

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

A participant who has attained age 70 and whose deferrals under this Plan were made as a nonemployee director of the Company may elect by written election to Engelhard (an "Age 70 Election") to irrevocably change the date of commencement of payments hereunder; provided, however, that the Age 70 Election shall not become effective prior to the first anniversary of the date the Age 70 Election is made (and prior to such time the nonemployee director's existing payment election shall remain in effect); and provided further, however, that the Age 70 Election shall be effective only if (i) the election is made after the nonemployee director has attained age 70, (ii) the Board has approved the Age 70 Election, (iii) no prior Age 70 Election has been made by the nonemployee director, and (iv) the nonemployee director has agreed with the Company that, if nominated and elected, he will continue to serve as a director of the Company for at least one year following the date of the Age 70 Election. The number of Supplemental Retirement Benefit payments to a nonemployee director shall not change as a result of the Age 70 Election. However, the amount of the Supplemental Retirement Benefit payments shall be adjusted to provide an actuarially equivalent benefit.

If a participant does not cause the deferral of the full amount elected by him because the compensation payable to such participant has proved insufficient to accommodate such full deferral, of if such participant retires under the Retirement Income Plan for Salaried Employees of Engelhard Corporation ("Retirement Plan") prior to the end of such four-year period, or if such participant ceases to be a participant within such four-year period because his employment terminates or he ceases to be a nonemployee director then the Supplemental Retirement Benefit shall be paid but the amount payable shall be reduced by multiplying such Benefit by a fraction (i) the numerator of which shall be the aggregate amount actually deferred prior to termination and (ii) the denominator of which shall be the full amount elected for deferral. A participant whose employer ceases to be a subsidiary of Engelhard shall be considered to have terminated his or her employment on the date such employer ceases to be a subsidiary.

If a participant should die after payment of such Supplemental Retirement Benefit begins but before receipt of the last of such payments, the amounts unpaid shall be paid on their due dates to the participant's beneficiary designated in the Participation Agreement or, failing such designation, to the participant's legal representatives.

4.     Survivor Benefit

If a participant should die prior to commencement of payment of the Supplemental Retirement Benefit provided under Section 3 hereof, no Supplemental Retirement Benefit shall become payable, but in lieu thereof the Survivor Benefit specified in the Participation Agreement shall be paid to the participant's designated beneficiary or, failing such designation, to the participant's legal representatives. Such Survivor Benefit shall be paid in 180 equal monthly installments beginning on the first day of the month following the month in which the participant's death occurs.

5.     Amount of Supplemental Retirement and Survivor Benefits

The amount of Supplemental Retirement and Survivor Benefits to be included in the Participation Agreements are set forth in the Schedule attached to this Plan. However, if a participant makes an effective Additional Deferral Election or Age 70 Election pursuant to Section 3 hereof, his Supplemental Retirement Benefits shall be adjusted in order to provide an actuarially equivalent benefit.

6.     Financing

Engelhard proposes to finance its obligations under this Plan by the purchase of one or more policies of life insurance upon the lives of participants, with Engelhard to be the owner of and beneficiary under such policies. No participant shall have any right or interest in any such policy or the proceeds thereof and all payments provided for under the Plan shall be paid in cash from the general funds of the Company; provided, however, that such payments shall be reduced by the amount of any payments made to the participant or his or her beneficiary from any trust or special or separate fund established by the Company to assure such payments. The Company may establish and maintain a trust, the assets of which shall be subject to the claims of the Company's creditors in the event of the Company's bankruptcy or insolvency, in order to provide a source of funds to assist it in the meeting of its liabilities hereunder. The rights of participants to benefit payments hereunder shall be no greater than those of an unsecured creditor. Each participant shall cooperate fully in the application by Engelhard for, and in the maintenance of, any policy or policies of insurance upon such participant's life.

7.      Amendment or Termination

The Board of Directors of Engelhard or the Committee may terminate or amend this Plan at any time. The rights of any participant under a Participation Agreement shall not be impaired by such termination or amendment except that, if the reason therefor is a change in the tax laws adversely affecting the financing of the Supplemental Retirement Benefit or Survivor Benefit under the Plan, then Engelhard may terminate all (but not less than all) of the then existing Participation Agreements (except any under which benefits are then being paid), and shall pay to each participant who is then a party to a terminated Participation Agreement, in lieu of any and all other benefits hereunder, an amount equal to the amount actually deferred under such Agreement plus interest on each installment thereof from the date of deferral to the date of termination at a rate or rates of interest (not less than 6 percent per annum compounded annually) determined by the Board of Directors of Engelhard or the Committee to be fair and equitable. Such amount may be paid in a lump sum within 60 days of the date of such termination or in such other manner and at such other time or times as the Committee may reasonably determine.

8.     Administration

The Plan shall be administered by such person or persons as may be appointed from time to time by the Committee. The Committee shall be responsible for any interpretation of the Plan or the Participation Agreement that may be required.

9.     Change in Control

Notwithstanding anything contained in this Plan to the contrary, upon the occurrence of a "Change In Control" (as hereinafter defined) neither the Board of Directors of Engelhard, nor the Committee, nor any other party shall be entitled to terminate or amend this Plan, or otherwise to impair the rights of any participant hereunder even if there occurs a change in the tax laws adversely affecting the financing of the benefits payable under the Plan. Engelhard or its successor hereby agrees to reimburse participants for any expense incurred by them (including attorneys fees and costs) to enforce their rights under this Section 9.

At the time a participant makes a deferral election pursuant to Section 2 hereof, he shall be required to make an irrevocable election as to whether, upon the occurrence of a Change In Control, he wishes to receive a "lump sum payment" (as hereinafter defined) or to remain subject to the deferral election so made hereunder; provided, however, that a participant may change his election with respect to a Change In Control provided such change is made at least six months in advance of the date of the Change In Control. If a participant elects a "lump sum payment" he shall also be required to elect whether to receive such payment (a) immediately (i.e., within 90 days) following a Change In Control regardless of whether or not his employment with Engelhard continues or (b) only upon termination of his employment with Engelhard, prior to the date at which Supplemental Retirement Benefits are to commence hereunder, following such Change In Control. "Lump sum payment" shall mean a return of all principal amounts deferred by the participant plus credited interest at the rate of 12.5% per annum, compounded annually.

A "Change In Control" for the purpose of the preceding paragraphs shall occur if:

(A)	twenty-five percent (25%) or more of Engelhard's outstanding securities entitled to vote in elections of directors ("voting securities") shall be beneficially owned, directly or indirectly (including options, conversion rights, warrants, and the like, considered as if exercised), by any person or group of persons, other than the group presently owning the same (including their affiliates and associates); or

(B)	the majority of the Board of Directors of Engelhard ceases to consist of the membership or successors nominated by the existing membership or their similar successor.

Any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of voting securities owned by other holders shall for the purposes of this provision be deemed to constitute each party to such agreement, arrangement or understanding as the owner of such securities.

If a participant has elected, pursuant to this Section 9, to receive a lump sum payment either upon a Change In Control or upon termination of his employment following a Change In Control, then at the time such lump sum payment is made the Company shall also make an immediate cash payment to such participant equal, on an after-tax basis (including combined federal, state and local income, employment and excise taxes), to the excess of (A) over (B), where (A) is equal to the present value (discounted at the Applicable Federal Rate (within the meaning of Section 1274 of the Code) in effect at the time of payment) of: (x) the participant's benefit payments assuming they would have been paid in accordance with the Plan and the participant's elections thereunder, without regard to the Change In Control, multiplied by (y) one minus the federal income tax rate (expressed as a decimal) in effect at the time of the payment; and (B) is the amount of the participant's lump sum payment hereunder, as reduced by federal, state and local income taxes payable on such lump sum payment. For purposes of this paragraph, it shall be assumed that income taxes are payable at the top marginal rates and that state and local income taxes are deductible for federal income tax purposes.

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

"Actuarial equivalent" or "actuarially equivalent", as used herein, shall mean the present value of benefits determined at a rate of interest of 12.5% per annum, compounded annually.

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

EXHIBIT (10)(u)

[Conformed Copy -- Includes amendments made in
November 1993, October 1998 and December 2001]

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

A participant who has attained age 70 and whose deferrals under this Plan were made as a nonemployee director of the Company may elect by written election to Engelhard (an "Age 70 Election") to irrevocably change the date of commencement of payments hereunder; provided, however, that the Age 70 Election shall not become effective prior to the first anniversary of the date the Age 70 Election is made (and prior to such time the nonemployee director's existing payment election shall remain in effect); and provided further, however, that the Age 70 Election shall be effective only if (i) the election is made after the nonemployee director has attained age 70, (ii) the Board has approved the Age 70 Election, (iii) no prior Age 70 Election has been made by the nonemployee director, and (iv) the nonemployee director has agreed with the Company that, if nominated and elected, he will continue to serve as a director of the Company for at least one year following the date of the Age 70 Election. The number of Supplemental Retirement Benefit payments to a nonemployee director shall not change as a result of the Age 70 Election. However, the amount of the Supplemental Retirement Benefit payments shall be adjusted to provide an actuarially equivalent benefit.

If a participant does not cause the deferral of the full amount elected by him because the compensation payable to such participant has proved insufficient to accommodate such full deferral, of if such participant retires under the Retirement Income Plan for Salaried Employees of Engelhard Corporation ("Retirement Plan") prior to the end of such four-year period, or if such participant ceases to be a participant within such four-year period because his employment terminated or he ceases to be a nonemployee director, the amount payable shall be reduced by multiplying such Benefit by a fraction (i) the numerator of which shall be the aggregate amount actually deferred prior to termination and (ii) the denominator of which shall be the full amount elected for deferral. A participant whose employer ceases to be a subsidiary of Engelhard shall be considered to have terminated his or her employment on the date such employer ceases to be a subsidiary.

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

5.     Amount of Supplemental Retirement and Survivor Benefits

The amount of Supplemental Retirement and Survivor Benefits to be included in the Participation Agreements are set forth in the Schedule attached to this Plan, but may be amended as specified in Section 7. However, if a participant makes an effective Additional Deferral Election or Age 70 Election pursuant to Section 3 hereof, his Supplemental Retirement Benefits shall be adjusted in order to provide an actuarially equivalent benefit.

6.     Financing

Engelhard proposes to finance its obligations under this Plan by the purchase of one or more policies of life insurance upon the lives of participants, with Engelhard to be the owner of and beneficiary under such policies. No participant shall have any right or interest in any such policy or the proceeds thereof and all payments provided for under the Plan shall be paid in cash from the general funds of the Company; provided, however, that such payments shall be reduced by the amount of any payments made to the participant or his or her beneficiary from any trust or special or separate fund established by the Company to assure such payments. The Company may establish and maintain a trust, the assets of which shall be subject to the claims of the Company's creditors in the event of the Company's bankruptcy or insolvency, in order to provide a source of funds to assist it in the meeting of its liabilities hereunder. The rights of participants to benefit payments hereunder shall be no greater than those of an unsecured creditor. Each participant shall cooperate fully in the application by Engelhard for, and in the maintenance of, any policy or policies of insurance upon such participant's life.

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

At the time a participant makes a deferral election pursuant to Section 2 hereof, he shall be required to make an irrevocable election as to whether, upon the occurrence of a Change In Control, he wishes to receive a "lump sum payment" (as hereinafter defined) or to remain subject to the deferral election so made hereunder; provided, however, that a participant may change his election with respect to a Change In Control provided such change is made at least six months in advance of the date of the Change In Control. If a participant elects a "lump sum payment" he shall also be required to elect whether to receive such payment (a) immediately (i.e., within 90 days) following a Change In Control regardless of whether or not his employment with Engelhard continues or (b) only upon termination of his employment with Engelhard, prior to the date at which Supplemental Retirement Benefits are to commence hereunder, following such Change In Control. "Lump sum payment" shall mean a return of all principal amounts deferred by the participant plus earnings accrued at a per annum rate of 11.0% (compounded annually) to the elected Benefit Commencement Date.

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

If a participant has elected, pursuant to this Section 9, to receive a lump sum payment either upon a Change In Control or upon termination of his employment following a Change In Control, then at the time such lump sum payment is made the Company shall also make an immediate cash payment to such participant equal, on an after-tax basis (including combined federal, state and local income, employment and excise taxes), to the excess of (A) over (B), where (A) is equal to the present value (discounted at the Applicable Federal Rate (within the meaning of Section 1274 of the Code) in effect at the time of payment) of: (x) the participant's benefit payments assuming they would have been paid in accordance with the Plan and the participant's elections thereunder, without regard to the Change In Control, multiplied by (y) one minus the federal income tax rate (expressed as a decimal) in effect at the time of the payment; and (B) is the amount of the participant's lump sum payment hereunder, as reduced by federal, state and local income taxes payable on such lump sum payment. For purposes of this paragraph, it shall be assumed that income taxes are payable at the top marginal rates and that state and local income taxes are deductible for federal income tax purposes.

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

EXHIBIT (10)(v)

[Conformed Copy -- Includes
amendments made in June 1991, October
1998, December 1998 and April 2000]

RETIREMENT PLAN FOR DIRECTORS OF ENGELHARD CORPORATION

Effective January 1, 1985

        1.  Purpose.   Engelhard Corporation (the "Corporation") has adopted this Retirement Plan for Directors of Engelhard Corporation (the "Plan") in order to enhance its ability to attract and retain competent and experienced persons to serve as Directors and to recognize the service of Directors to the Corporation by providing such Directors with retirement benefits.

        2.  Definitions.   Except as otherwise specified or as the context may otherwise require, the following terms have the meanings indicated below for all purposes of this Plan:

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

        3.  Eligibility.   Any Director who has completed six or more years of Service or whose age and Service at termination equals 65 shall be eligible for retirement benefits as provided herein.

        4.  Benefits.   The retirement benefits payable hereunder to a Director who meets the eligibility requirements shall be an annual amount equal to the Director's Compensation. Benefits shall commence on a Director's Retirement Date and shall be payable in equal monthly installments. Payments shall cease upon the earlier of (i) the date of Director's death or (ii) the completion of payments for a period of time equal to the period of the Director's Service; provided, however, that the Service shall be defined as not less than six years for any person who is a Director on the Effective Date.

        5.  Provision of Benefits.   All payments provided for under the Plan shall be paid from the general assets of the Corporation; provided, however, that such payments shall be reduced by the amount of any payments made to the Director or his or her beneficiary from any trust or special or separate fund established by the Corporation to assure such payments. The Corporation may establish and maintain a trust, the assets of which shall be subject to the claims of the Corporation's creditors in the event of the Corporation's bankruptcy or insolvency, in order to provide a source of funds to assist it in the meeting of its liabilities hereunder. A Director shall have the status of an unsecured general creditor of the Corporation with respect to any benefits which become payable pursuant to this Plan.

        6.  Amendment and Termination.   The Corporation reserves the right to terminate this Plan or amend this Plan in any respect at any time; provided, however, that no such termination or amendment may reduce the retirement benefits then being paid to any retired Director or the retirement benefits then accrued by any Director who has completed at least six years of Service.

        7.  Administration.   This Plan shall be administered by the Compensation Committee of the Board. Such Committee's decision, in making any determination or construction under this Plan and in exercising any discretionary power, shall in all instances be final and binding on all persons having or claiming any rights under this Plan.         8.  Miscellaneous.   The adoption and maintenance of this Plan shall not constitute a contract between the Corporation and any Director. Nothing herein contained shall be deemed to give any Director the right to be retained as a Director, nor shall it interfere with the Director's right to resign as a Director at any time.

        No benefit payable hereunder shall be subject to alienation or assignment. The retirement benefits herein contained are in addition to all other awards, arrangements, contracts or benefits, if any, that any Director may have by virtue of service for the Corporation, unless and to the extent that any such award, arrangement, contract or benefit otherwise provides.

        9.   Replacement of Retirement Plan.   Notwithstanding any provision of the Plan to the contrary, (i) each person who becomes a member of the Board of Directors after the effective date of the Engelhard Corporation Deferred Stock Plan for Nonemployee Directors (the "Director Stock Plan") shall not be eligible to participate in this Plan, and (ii) each Director who on or prior to the effective date of the Directors Stock Plan has made an irrevocable election not to continue to participate in this Plan shall no longer be eligible to participate in this Plan, and such Directors shall not be entitled to receive any benefits under this Plan (all such Directors' accrued benefits under this Plan shall have been converted into benefits under the Directors Stock Plan in accordance with the terms thereof).

March 7, 1985

EXHIBIT (10)(w)

[Conformed Copy -- Includes amendments made in June 1992,
December 1993, April 1994, November 1994,
December 1996, June 1998, October 1998
and February 2001]

SUPPLEMENTAL RETIREMENT PROGRAM
OF ENGELHARD CORPORATION

(as amended and restated effective January 1, 1989)

        1.  Purpose.   The Supplemental Retirement Program of Engelhard Corporation consists of two separate plans, the terms of which are set forth herein: (i) the Excess Benefit Plan and (ii) the Supplemental Executive Retirement Plan. The purpose of the Excess Benefit Plan is to provide certain salaried employees with a pension benefit payable from employer funds, notwithstanding the limitations of Section 415 of the Internal Revenue Code of 1986, as amended (the "Code") as from time to time in effect, having an actuarial value equivalent to the excess of the amount of benefits which would have been payable to such employees under the Retirement Income Plan for Salaried Employees of Engelhard Corporation ("Pension Plan") were it not for Section 415 of the Code over the amount thereof in fact payable under the Pension Plan. The purposes of the Supplemental Executive Retirement Plan are (i) to provide certain other salaried employees with a pension benefit payable from employer funds, notwithstanding the limitations of Section 401(a)(17) and 415 of the Code as from time to time in effect (or of any similar provision of the Code or any other law or regulations that may now or hereafter limit benefits payable under qualified pension or retirement plans (all of which are herein referred to as "IRC limitations")), having an actuarial value equivalent to the excess of the amount of benefits which would have been payable to such employees under the Pension Plan were it not for the IRC limitations and any election by the employees to defer salary or bonus under the Company's Deferred Compensation Plan for Key Employees over the amount thereof in fact payable under the Pension Plan and (ii) to assist the Company in attracting and retaining executives who will make a significant contribution to its business by providing certain executives with retirement benefits in addition to those provided under the Pension Plan and, if applicable, the Excess Benefit Plan.

        2.  Eligibility.

        (a)   Excess Benefit Plan.

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

(b) Supplemental Executive Retirement Plan.

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

         An employee shall be eligible to receive payment under Part C of the Supplemental Executive Retirement Plan ("Part C") only upon selection and designation as a "Part C Participant" by the Pension and Employment Benefit Plans Committee of the Company's Board of Directors (the "Committee"). The participation of any Part C Participant may be suspended or terminated by the Committee at any time, but no such suspension or termination shall operate to reduce any vested benefits accrued by the Part C Participant under Part C prior to the date of suspension or termination.

        3.  Benefit.

        (a)  Excess Benefit Plan.

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

        (b)  Part A of Supplemental Executive Retirement Plan.

         An eligible employee's annual benefit under Part A of the Supplemental Executive Retirement Plan shall be the difference between (i) and (ii) following:

(i) the annualized Normal Retirement Benefit, Early Retirement Benefit or Disability Benefit, as determined under Section 4.1, 4.2 and 6.1, respectively, of the Pension Plan, determined before application of the IRC limitations, and determined as if the employee's Pay (as defined in Section 2.1(ee) of the Pension Plan), for Plan Years beginning on or after January 1, 1994, for a Plan Year included salary and bonus that he elected to defer under the Deferred Compensation Plan for Key Employees of the Company ("Deferred Compensation") and which would otherwise have been paid for the Plan Year; and

(ii) the benefit payable to him under the Pension Plan after application of the IRC limitations (and without modifying the definition of Pay in the Pension Plan to include Deferred Compensation), including any required adjustment for retirement before social security retirement age, and other such actuarial adjustments thereto, in effect as of the date benefit payments commence under the Pension Plan.

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

         (c)  Part B of Supplemental Executive Retirement Plan.

         An eligible employee's annual benefit under Part B of the Supplemental Executive Retirement Plan shall be the difference between (i) and (ii) following:

(i) the annualized Normal Retirement Benefit, Early Retirement Benefit or Disability Benefit, as determined under Section 4.1, 4.2 and 6.1, respectively, of the Pension Plan (determined before application of the IRC limitations) as if the employee's number of years of Credited Service were equal to the sum of (A) the employee's actual number of year of Credited Service as of his Severance From Service Date plus (B) the lesser of 5 years of Credited Service or one-half of the employee's actual number of years of Credited Service in excess of 10 as of his Severance From Service Date and as if the employee's Pay, for Plan Years beginning on or after January 1, 1994, for a Plan Year included Deferred Compensation which, but for the employee's deferral election, would have been paid for the Plan Year; and

(ii) the annualized Normal Retirement Benefit, Early Retirement Benefit or Disability Benefit, as determined under Section 4.1, 4.2 and 6.1, respectively, of the Pension Plan (determined before application of the IRC limitations and by including Deferred Compensation in Pay for Plan Years beginning on or after January 1, 1994 as provided in Section 3(b)(i) hereof) based on the employee's actual number of years of Credited Service as of his Severance From Service Date.

        (d)  Part C of Supplemental Executive Retirement Plan.

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

(ii) Notwithstanding any other provision of this Part C to the contrary, the amount of retirement benefit otherwise payable to or in respect of a Part C Participant under this Part C shall be reduced by the Actuarial Equivalent of any benefit payable to or in respect of the same Part C Participant (A) under any other tax-qualified defined benefit plan to which contributions have been made by the Company or any of its Affiliates, or any predecessor thereof, and which benefit is attributable to a period of service taken into account in determining Credited Service under this Part C; and (B) under the Excess Benefit Plan and Parts A and B of the Supplemental Executive Retirement Plan of the Company. In addition, the benefit payable under Part C shall be reduced by 50% of the amount of the Participant's Social Security benefits which would be payable commencing at age 65 assuming the Participant has no further earnings following his termination of employment with the Company and its Affiliates. Such reduction shall be in an amount determined by converting the benefit payable under the other plans to or in respect of the Part C Participant to a benefit payable in the form of an annuity payable for the life of the Part C Participant commencing at age 65. Such conversion shall be effectuated by utilizing the actuarial methods, factors and assumptions in use for the purpose of determining Actuarial Equivalency under Part C at the date as of which payment of the retirement benefit under Part C commences. The reduction so determined shall apply to all benefit payments under Part C to or in respect of such Part C Participant.

        4.  Administration.   The Excess Benefit Plan and the Supplemental Executive Retirement Plan shall be administered by the Pension and Employee Benefit Plans Committee (the "Committee") which, in so doing, shall be entitled to exercise with respect to each such Plan all the powers and authorities with respect to the Pension Plan vested in the Committee under the Pension Plan. The Committee shall have full discretionary authority and responsibility to construe the terms of the Excess Benefit Plan and the Supplemental Executive Retirement Plan and to determine entitlement to benefits hereunder.

        5.  Payment Form.   (a) Except as provided in Paragraph (b), (c), (e) and (f) of this Section 5, an eligible employee's benefit under the Excess Benefit Plan and/or the Supplemental Executive Retirement Plan shall be subject to the same terms, conditions and adjustments as the benefit such employee receives from the Pension Plan, and an employee's elections under the Pension Plan as to retirement date, form of payment, beneficiary, etc., shall be deemed elections under the Excess Benefit Plan and the Supplemental Executive Retirement Plan as well.

        (b)   Notwithstanding Paragraph (a) of this Section 5, (i) an employee may elect pursuant to this Paragraph (b) that the benefit payable under the Excess Benefit Plan and/or Parts A or B of the Supplemental Executive Retirement Plan with respect to him be paid to such employee or, following the employee's death, to his beneficiary or beneficiaries in accordance with the following provisions of this Paragraph (b) by filing a written application with the Committee not less than 60 days prior to the date benefits payable to the employee and his beneficiaries under the Pension Plan commence to be paid, (ii) an employee who elects a lump sum option under Section 7.5(e) of the Pension Plan shall not receive his benefit under the Excess Benefit Plan or Parts A or B of the Supplemental Executive Retirement Plan in a lump sum but shall instead be deemed to have elected to receive such benefit in accordance with the following provisions of this Paragraph (b) unless the employee elects another form of distribution pursuant to Paragraph (c) of this Section 5 or unless the employee has made an election to receive his benefit in a lump sum pursuant to Paragraph (e) of this Section 5 and (iii) benefits under Part C can be paid in a lump sum only as provided in Section 5(e) below. Notwithstanding the foregoing, an employee who is subject to the limitations of Section 16 of the Securities Exchange Act of 1934, as amended, shall not be entitled to elect (and shall not be deemed to have elected) to have his benefit under the Excess Benefit Plan and/or the Supplemental Executive Retirement Plan paid in accordance with the provisions of this Paragraph (b) until after his Severance From Service Date. In the event such an employee does make (or is deemed to have made) such an election following his Severance From Service Date, the "Pension Distribution Date" defined in subparagraph (i) below applicable to such employee shall not occur earlier than the date on which the employee makes (or is deemed to have made) such election.

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

(iii)   Subject to subparagraphs (iv) and (v) below, the number of shares determined pursuant subparagraph (ii) above shall be paid in installments to the employee or, following his death, to his beneficiary or beneficiaries, as follows: (A) a number of shares of the Company's common stock equal to 20% of the number of such shares determined pursuant to subparagraph (ii) above, rounded to the nearest whole number, shall be paid as soon as practicable following the employee's Pension Distribution Date and on each of the three succeeding anniversaries of such Pension Distribution Date and (B) the balance of the number of such shares determined pursuant to subparagraph (ii) above shall be paid on the fourth anniversary of such Pension Distribution Date.

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

(vi) For the purposes of this Paragraph (b), an employee's beneficiary or beneficiaries shall be the person or persons so designated by the employee on a form filed with the Committee specifically referring to this Paragraph (b). If no such effective designation is on file with the Committee at the time of the employee's death, the employee's beneficiary shall be his estate.

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

         (e)   Anything in this Supplemental Retirement Program to the contrary notwithstanding, an employee may elect pursuant to this Paragraph (e) that the benefits payable under the Excess Benefit Plan and the Supplemental Executive Retirement Plan be payable in the form of a lump sum as soon as practicable following his Severance From Service Date, or in monthly installments payable to the employee (or his Beneficiary) over a period of up to ten years, commencing as soon as practicable following his Severance From Service Date. A written irrevocable election pursuant to this Paragraph (e) may be made by an employee at any time which is at least 6 months prior to the employee's Severance From Service Date, except that the election shall not be effective until 6 months shall have elapsed from the date of the election. As a condition to receiving benefits pursuant to this Paragraph (e), the employee shall enter into, or be deemed to enter into, the noncompetition agreement with the Company set forth in Paragraph (b)(iv) of this Section 5. Except as set forth above, the availability of an election under this Paragraph (e) to an employee shall be subject to the same terms and conditions as would apply to a lump sum benefit had it been paid under the Pension Plan, and the amount of the lump sum benefit (or installment benefit) shall be determined using the same actuarial assumptions as would be used in determining a lump sum benefit under the Pension Plan. An election made under this Paragraph (e) may be revoked in writing, except that such revocation shall not be effective until six months have elapsed from the date of the revocation. Anything in this Supplemental Retirement Program to the contrary notwithstanding, in no event may the benefits hereunder be paid in the form of a lump sum distribution other than as provided in this Paragraph (e) or, in the absence of a lump sum election pursuant to this Paragraph (e), as provided in Paragraph (b) of this Section 5.

         (f)   Notwithstanding any provision of the Excess Benefit Plan or Supplemental Executive Retirement Plan to the contrary, any election by an employee to commence early retirement benefits hereunder at a time after his Severance From Service Date must be made at least six months in advance of such date.

         (g)   As a condition to receiving benefits pursuant to Part C, each Part C Participant shall agree that for a period of five years following his termination of employment with the Company and its Affiliates he shall not (on his own behalf, either as an officer, shareholder, partner, employee or otherwise or on behalf of any significant competitor of the Company), in any manner, directly or indirectly, without the express prior written consent of the Company, or except on behalf of the Company, engage in any activity, accept employment with, render any service in any capacity to or have any interest in (including investment in the equity securities of) any business or enterprise or other activity (i) which will conflict with the significant interests of the Company or its Affiliates or their business, or (ii) which is a significant competitor of or is in significant competition with the Company or its Affiliates; provided, however, that a Part C Participant may acquire or hold (beneficially and of record) up to, but not more than, 1% of the equity securities of any such significant competitor or entity without the consent of the Company if such equity securities are listed on the New York Stock Exchange or the American Stock Exchange or are quoted on NASDAQ. If a Part C Participant shall breach such agreement, then, as liquidated damages for the Part C Participant's breach, (x) no further benefits shall be payable to the Part C Participant (or his Beneficiaries) under Part C, and (y) any benefits previously paid to the Part C Participant (or his Beneficiaries) under Part C shall be immediately returned by the Part C Participant (or his Beneficiaries) to the Company, together with interest at the "applicable federal rate" (within the meaning of Section 1274(d) of the Code), as in effect from time to time; provided, however, that this Paragraph (g) shall not apply to a Part C Participant (or his Beneficiaries) whose employment with the Company and its Affiliates terminates for any reason following a Change in Control of the Company.

         (h)   Anything in this Supplemental Retirement Program to the contrary notwithstanding, if the present value of the benefits payable to the employee under the Excess Benefit Plan and the Supplemental Executive Retirement Plan, determined in accordance with the actuarial assumptions used for determining lump sum benefits under the Pension Plan as in effect on the Pension Distribution Date (as defined in subparagraph (i) of paragraph (b) above), shall be less than $10,000, the present value of such benefits shall be paid in a single sum as soon as practicable following the employee's Severance from Service Date.

        6.  Part C Vesting.   A Part C Participant's benefits under Part C will vest in full upon the earliest of the following:

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

         If a Part C Participant's employment with the Company and its Affiliates terminates prior to the time his benefits have vested in full, as set forth above, then (unless otherwise determined by the Committee in its discretion, which determination need not be uniform as to all Part C Participants) the Part C Participant's entire benefit under Part C shall be forfeited.

        7.  Committee Determinations.   Any determination of the Committee with respect to (a) any employee's eligibility for a benefit under the Excess Benefit Plan or the Supplemental Executive Retirement Plan, (b) the amount of such benefit, (c) the form, duration, terms and conditions of payment thereof, and (d) any other question or matter arising under the Excess Benefit Plan or the Supplemental Executive Retirement Plan, shall be final and binding on the employers, employees, beneficiaries and all other persons.

        8.  Interest of Employees and Others.   No employee, spouse, child, beneficiary or other party shall have any interest in amounts due and payable under the Excess Benefit Plan or the Supplemental Executive Retirement Plan until such amounts are actually distributed and the employee and his beneficiaries shall have the status of an unsecured general creditor of the employee's employer with respect to any benefits which become payable under the Excess Benefit Plan or the Supplemental Executive Retirement Plan. All payments provided for under the Plan shall be paid from the general assets of the Company; provided, however, that such payments shall be reduced by the amount of any payments made to the participant or his or her beneficiary from any trust or special or separate fund established by the Company to assure such payments. The Company may establish and maintain a trust, the assets of which shall be subject to the claims of the Company's creditors in the event of the Company's bankruptcy or insolvency, in order to provide a source of funds to assist it in the meeting of its liabilities hereunder.

        9.  Non-Qualified Plan.   The Excess Benefit Plan and the Supplemental Executive Retirement Plan are not intended to qualify under Section 401 of the Internal Revenue Code. The protections, obligations, rights and duties described in the Internal Revenue Code and applicable to employee pension plans qualifying under said Section 401 of the Code have no application to either the Excess Benefit Plan or the Supplemental Executive Retirement Plan. The provisions of the Employee Retirement Income Security Act of 1974 ("ERISA") relating to employee pension benefit plans and/or employee welfare benefit plans shall have no application to the Excess Benefit Plan. In the case of the Supplemental Executive Retirement Plan, the only provisions of ERISA that are applicable are certain reporting and disclosure provisions of Part 1 of Subtitle B of Title I of ERISA and certain provisions relating to administration and enforcement set forth in Part 5 of Subtitle B of Title I of ERISA.

        10.  No Enlargement of Employee Rights.   Nothing contained in the Excess Benefit Plan or the Supplemental Executive Retirement Plan shall be deemed to give any employee the right to be retained in the service of his employer or to interfere with the right of such employer to discharge or retire any employee at any time.

        11.  Amendment and Termination.   The Company, by action of its Board of Directors, reserves the right to amend or terminate the Excess Benefit Plan or the Supplemental Executive Retirement Plan, or both, at any time. No amendment or termination of the Excess Benefit Plan or the Supplemental Executive Retirement Plan shall have the effect of reducing or forfeiting the benefit of any employee which had accrued and was vested under the terms of the Excess Benefit Plan or the Supplemental Executive Retirement Plan, as the case may be, as of the date of such amendment or termination. References to provisions of the Pension Plan contained herein relate to the Pension Plan as amended and restated effective as of January 1, 1994. Any subsequent amendment to the Pension Plan, to the extent it affects any reference thereto contained in the Excess Benefit Plan and the Supplemental Executive Retirement Plan, shall be deemed to concurrently amend and shall be given full force and effect under the Excess Benefit Plan and the Supplemental Executive Retirement Plan, as if such amendment were separately adopted hereunder.

        12.  Non-Alienation of Benefits.   No Participant or Beneficiary shall have any power or right to transfer, assign, anticipate, hypothecate, mortgage, commute, or otherwise encumber in advance any of the benefits payable hereunder. None of said benefits shall be subject to seizure for the payment of any debts, judgments, alimony or separate maintenance owed by the employee or Beneficiary or be transferable by operation of law in the event of bankruptcy, insolvency or otherwise, except that the Company may set off any amounts payable hereunder against any amounts owed by the employee or Beneficiary to the Company.

        13.  Withholding.   The Company may provide for the withholding from any benefits payable under the Excess Benefit Plan and the Supplemental Executive Retirement Plan all Federal, state, city or other taxes as shall be required pursuant to any law or governmental regulation or ruling.

        14.  Applicable Law.   To the extent not superseded by ERISA or other applicable federal law, the Excess Benefit Plan and the Supplemental Executive Retirement Plan shall be construed and interpreted under the laws of the State of New Jersey.

	SCHEDULE B

Name		Number of Years
Orin R. Smith		5
Barry W. Perry		5

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

EXHIBIT (10)(x)

SUPPLEMENTAL RETIREMENT TRUST AGREEMENT

         This Agreement made this 12th day of April, 2002, by and between Engelhard Corporation (the "Company") and Wachovia Bank, N.A. (the "Trustee");

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

         NOW, THEREFORE, the parties do hereby establish the Trust and agree that the Trust shall be comprised, held and disposed of as follows:

         Section 1.  Establishment of Trust

         (a)   The Company hereby deposits with the Trustee in trust one hundred dollars ($100), which shall become the principal of the Trust to be held, administered and disposed of by the Trustee as provided in this Trust Agreement. The Company also hereby deposits with the Trustee in trust the amount of $150,000 as an expense reserve for the Trustee hereunder.

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

         (e)   Immediately upon a Potential Change in Control (as defined in Section 13(e) below), a Change in Control (as defined in Section 13(d) below), and within 30 days following the end of each calendar year after a Change in Control, the Company shall be required to irrevocably deposit additional cash or other property (which may be held in the Trust consistent with Section 5(d) hereof) to the Trust such that the Trust has an amount sufficient to pay each Participant or beneficiary the vested benefits payable pursuant to the terms of the Plans plus projected fees and expenses of the Trust as of the date of the Potential Change in Control, Change in Control or the close of the calendar year, as the case may be. Following a Change in Control, the Trustee shall have the right to compel contributions from the Company to make up for any shortfall.

         (f)   The Chief Executive Officer of the Company and any one of the General Counsel, Chief Financial Officer or Treasurer of the Company shall be required to give the Trustee written notice of the occurrence of a Potential Change in Control and any Change in Control, in each case under this Agreement. The Trustee shall be entitled to rely upon such written notice received from both the Chief Executive Officer and any one of the General Counsel, Chief Financial Officer or Treasurer of the Company, but if the Trustee receives notice of a Potential Change in Control or a Change in Control from another source, the Trustee shall make its own independent determination.

         Section 2.  Payments to the Participants and Their Beneficiaries.

         (a)   The Company shall deliver to the Trustee a schedule at least annually and upon a Potential Change in Control and a Change in Control (the "Payment Schedule") that indicates the amounts payable in respect of each Participant (and his or her beneficiaries), that provides a formula or other instructions acceptable to the Trustee for determining the amounts so payable, the form in which such amount is to be paid (as provided for or available under the Plans), the rate of income and employment tax withholding applicable to such payments, and the time of commencement for payment of such amounts. Except as otherwise provided herein, the Trustee shall make payments to the Participants and their beneficiaries in accordance with such Payment Schedule. The Trustee shall make provision for the reporting and withholding of any federal, state or local taxes that may be required to be withheld with respect to the payment of benefits pursuant to the terms of the Plans at the rates indicated on the Payment Schedule and shall pay amounts withheld to the appropriate taxing authorities or determine that such amounts have been reported, withheld and paid by the Company.

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

         (c)   After a Change in Control, Participants or their beneficiaries may make application to the Trustee for an independent decision as to the amount or form of their benefits due under the Plans. In making any determination required or permitted to be made by the Trustee under this Section 2(c), the Trustee shall, in each such case, reach its own independent determination, in its absolute and sole discretion, as to the Participant's or beneficiary's entitlement to a payment hereunder. In making its determination, the Trustee may consult with and make such inquiries of such persons, including the Participant or his or her beneficiaries, the Company, legal counsel, actuaries or other persons, as the Trustee may reasonably deem necessary. Any reasonable costs incurred by the Trustee in arriving at its determination shall be reimbursed by the Company and, to the extent not paid by the Company within a reasonable time, shall be charged to the Trust. The Company waives any right to contest any amount paid by the Trustee hereunder pursuant to a good faith determination made by the Trustee notwithstanding any claim by or on behalf of the Company (absent a manifest error by the Trustee) that such payments should not be made.

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

         Section 4.  Payments to the Company.

         (a)   Except as provided in Section 3 and Section 4(b) hereof, the Company shall have no right or power to direct the Trustee to return to the Company or to divert to others any of the Trust assets before all payment of benefits have been made to the Participants and their beneficiaries pursuant to the terms of the Plans and all fees and expenses of the Trust have been paid.

         (b)   If a Potential Change in Control has occurred, six months have elapsed since the Potential Change in Control without a Change in Control occurring, and the Board of Directors of the Company (the "Board") determines in good faith that a Change in Control is unlikely to occur, then following the date of adoption of a resolution by the Board to that effect, amounts contributed to the Trust upon the Potential Change in Control, together with any earnings on such amounts, shall be returned to the Company upon the written request therefor by the Company accompanied by a copy of such Board resolution.

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

         (c)   Upon written approval of all of the Participants or beneficiaries entitled to payment of benefits pursuant to the terms of the Plans, the Company may terminate this Trust prior to the time all benefit payments under the Plans have been made. All assets in the Trust at termination shall be returned to the Company.

         (d)   This Trust Agreement may not be amended by the Company following a Change in Control except with the consent in writing of a majority in number of Participants who have unpaid benefits under the Plans or except if the amendment is solely to comply with legal or regulatory requirements, including any requirement associated with deferral of recognition, for tax purposes, of compensation deferred pursuant to the Plans.

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

         (e) For purposes of this Trust, a "Potential Change in Control" shall be deemed to have occurred if:

(A) the Company enters into an agreement the consummation of which, or the approval of shareholders of which, would constitute a Change in Control;

         (B)   proxies for the election of members of the Board are solicited by anyone other than the Company;

         (C)   any Person publicly announces an intention to take or to consider taking actions which, if consummated, would constitute a Change in Control; or

(D) any other event occurs which is deemed to be a Potential Change in Control by the Board for purposes of this Agreement and the Board adopts a resolution to the effect that a Potential Change in Control has occurred for purposes hereof.

         Section 14.  Effective Date.

         The effective date of this Trust Agreement shall be the date first written above.

Attest:	Engelhard Corporation
By: /s/ John C. Hess Vice President, Human Resources
Attest:	Wachovia Bank, N.A.
By: /s/ John N. Smith Senior Vice President

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

EXHIBIT (10)(y)

[Conformed Copy -- Includes amendment
made in March 2001]

ENGELHARD CORPORATION
DIRECTORS STOCK OPTION PLAN

           1.  Purposes.   The purposes of the Directors Stock Option Plan are to advance the interests of Engelhard Corporation and its shareholders by providing a means to attract, retain, and motivate non-employee directors of the Company upon whose judgment, initiative and efforts the continued success, growth and development of the Company is dependent.

         2.  Definitions.   For purposes of the Plan, the following terms shall be defined as set forth below:

(a) "Board" means the Board of Directors of the Company.

         (b)  "Code" means the Internal Revenue Code of 1986, as amended from time to time. References to any provision of the Code shall be deemed to include successor provisions thereto and regulations thereunder.

         (c)  "Company" means Engelhard Corporation, a corporation organized under the laws of Delaware, or any successor corporation.

         (d)  "Director" means a non-employee member of the Board.

(e) "Fair Market Value" means, with respect to Shares on any day, the following:

(i) If the Shares are at the time listed or admitted to trading on any stock exchange, then the Fair Market Value shall be the mean between the high and low selling prices per Share on the day in question on the stock exchange which is the primary market for the Shares, as such prices are officially quoted on such exchange. If there is no reported sale of Shares on such exchange on such date, then the Fair Market Value shall be the mean between the high and low selling prices per Share on the exchange on the last preceding date for which such quotations exist; and

(ii) If the Shares are not at the time listed or admitted to trading on any stock exchange but are traded in the over-the-counter market, the Fair Market Value shall be the mean between the high and low selling prices per Share on the day in question, as such prices are reported by the National Association of Securities Dealers through the NASDAQ National Market System or any successor system. If there is no reported selling price for Shares on such date, then the mean between the high and low selling prices per Share on the last preceding date for which such quotations exist shall be determinative of Fair Market Value.

(f) "Option" means a right, granted under Section 5, to purchase Shares.

         (g)  "Participant" means a Director who has been granted a Director's Option.

         (h)  "Plan" means this Directors Stock Option Plan.

         (i)  "Rule 16b-3" means Rule 16b-3, as from time to time in effect and applicable to the Plan and Participants, promulgated by the Securities and Exchange Commission under Section 16 of the Securities Exchange Act of 1934, as amended.

(j) "Shares" means common stock, $1.00 par value per share, of the Company.

         3.  Administration.   This Plan is intended to operate automatically and not require administration. However, to the extent that administration is necessary, the Plan shall be administered by a committee consisting of directors of the Company who are not eligible to participate in this Plan (the "Committee"). Since the Director's Options are awarded automatically, this function will be limited to ministerial matters. The Committee will have no discretion with respect to the selection of Director optionees, the determination of the exercise price of Director's Options, the timing of such grants or number of Shares covered by the Director's Options.

         4.  Shares Subject to the Plan.

         (a)  Subject to adjustment as provided in Section 5(f), the total number of Shares reserved for issuance under the Plan shall be 250,000. If any Option granted hereunder is forfeited, canceled, terminated, exchanged or surrendered, any Shares counted against the number of Shares reserved and available under the Plan with respect to such Option shall, to the extent of any such forfeiture, cancellation, termination, exchange or surrender, again be available under the Plan.

         (b)  Any Shares distributed pursuant to an Option may consist, in whole or in part, of authorized and unissued Shares or treasury Shares including Shares acquired by purchase in the open market or in private transactions.

         5.  Director's Options.

         (a)  Annual Grant.   On the date of the regular meeting of the Board in December of each year (or if the Board does not meet in December, the date of the next regular Board meeting), beginning with the date of the regular meeting in December of 1995, each Director in office on such date shall automatically be granted an Option to purchase 2,000 Shares with an exercise price per Share equal to 100 percent of the Fair Market Value of one Share at the date of grant; provided, however, that such price shall be at least equal to the par value of a Share.

         (b)  Option Period.   Except as provided under Section 5(c) hereof in the event of the earlier termination of service of a Director, each Option shall expire on the tenth anniversary of its date of grant. Each Option granted hereunder shall become exercisable in four equal installments, commencing on the first anniversary of the date of grant and annually thereafter. Notwithstanding the foregoing, each Option held by a Director which was granted more than one year before his or her termination of service as a Director shall become fully exercisable upon the termination of service of the Director if such termination is as a result of his or her disability, death or retirement after attaining age 65, and each Option held by a Director shall become fully exercisable upon an "acquisition of a control interest" in the Company. For purposes of this Plan, an "acquisition of a control interest" shall occur if: (A) twenty-five percent (25%) or more of the Company's outstanding securities entitled to vote in elections of directors ("voting securities") shall be beneficially owned, directly or indirectly (including options, conversion rights, warrants, and the like, considered as if exercised), by any person or group of persons, other than the group owning the same (including their affiliates and associates) on May 4, 1995; or (B) the majority of the Board ceases to consist of the existing membership or successors nominated by the existing membership or their similar successors. Any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of voting securities owned by other holders shall, for the purposes of the foregoing definition of "acquisition of a control interest", be deemed to constitute each party to such agreement, arrangement or understanding as the owner of such securities.

         (c)  Effect of Termination of Service or Death.  Each Option held by a Participant, to the extent it is exercisable under Section 5(b) hereof at the time of termination of the Participant's service as a Director, may be exercised by the Participant for a period of three months after termination of the Participant's service as a Director, except that: (i) if such termination is by reason of disability or retirement after attainment of age 65, any Options held by the Participant which are exercisable under Section 5(b) hereof at the time of his or her termination may be exercised by the Participant for the period ending on the tenth anniversary of the date of grant of the Option; (ii) in the event of the death of a Participant after the termination of his or her service as a Director, the person or persons to whom the Participant's rights are transferred by will or the laws of descent and distribution may exercise any Options which the Participant could have exercised at the time of his or her death for the remainder of the period under this Section 5(c) during which the Participant could have exercised the Option if the Participant had survived; and (iii) in the event of the death of a Participant while serving as a Director, the person or persons to whom the Participant's rights are transferred by will or the laws of descent and distribution shall have a period ending on the tenth anniversary of the date of grant to exercise any Options which are exercisable under Section 5(b) hereof at the time of his or her death. In no event, however, shall any Option be exercisable more than ten years from the date of grant thereof.

         (d)  Exercise of Options.   To exercise an Option, the holder thereof shall give written notice to the Company specifying the number of Shares to be purchased and accompanied by payment in full of the purchase price therefor. An Option holder shall have none of the rights of a stockholder until the Shares are paid for in full and issued to him or her. The purchase price may be paid in whole or in part with Shares having a Fair Market Value on the exercise date equal to the cash amount for which such Shares are substituted; provided, however, that in no event may any portion of the purchase price be paid with Shares acquired upon exercise of an Option granted under this Plan unless the Shares are acquired more than six months before the applicable date of exercise.

         (e)  Nontransferability.   The Options granted hereunder shall be transferable only to the extent allowed under Rule 16b-3.

         (f)  Adjustments.   In the event that subsequent to the Effective Date any dividend in Shares, recapitalization, Share split, reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, or share exchange, or other such change, affects the Shares such that they are increased or decreased or changed into or exchanged for a different number or kind of shares, other securities of the Company or of another corporation, or other consideration, then in order to maintain the proportionate interest of the Directors and preserve the value of the Director's Options, (i) there shall automatically be substituted for each Share subject to an unexercised Option and each Share to be issued under this Section 5 subsequent to such event the number and kind of shares, other securities or consideration into which each outstanding Share shall be changed or for which each such Share shall be exchanged, (ii) the exercise price shall be increased or decreased proportionately so that the aggregate purchase price for the Shares subject to any unexercised Option shall remain the same as immediately prior to such event, and (iii) the number and kind of Shares available for issuance under the Plan shall be equitably adjusted in order to take into account such transaction or other change.

         (g)  Nonqualified Options.   All Options granted under the Plan shall be nonqualified options, not entitled to special tax treatment under Section 422 of the Code.

         6.  General Provisions.

         (a)  Compliance with Legal and Trading Requirements.   The Plan shall be subject to all applicable laws, rules and regulations, including, but not limited to, federal and state laws, rules and regulations, and to such approvals by any regulatory or governmental agency as may be required. The Company, in its discretion, may postpone the issuance or delivery of Shares under the Plan and under any Option until completion of such stock exchange or market system listing or registration or qualification of such Shares or other required action under any state or federal law, rule or regulation or under laws, rules or regulations of other jurisdictions as the Company may consider appropriate, and may require any Participant to make such representations and furnish such information as it may consider appropriate in connection with the issuance or delivery of Shares in compliance with applicable laws, rules and regulations. No provisions of the Plan shall be interpreted or construed to obligate the Company to register any Shares under federal or state law or under the laws of other jurisdictions.

         (b)  No Right to Continued Service.   Neither the Plan nor any action taken thereunder shall be construed as giving any Director the right to be retained in the service of the Company.

         (c)  Taxes.  The Company is authorized to withhold from any Shares delivered under this Plan on exercise of an Option, any amounts of withholding and other taxes due in connection therewith, and to take such other action as the Company may deem advisable to enable the Company and a Participant to satisfy obligations for the payment of any withholding taxes and other tax obligations relating thereto. This authority shall include authority to withhold or receive Shares or other property and to make cash payments in respect thereof in satisfaction of a Participant's tax obligations; provided, however, that the amount of tax withholding to be satisfied by withholding Shares delivered under this Plan on exercise of an Option shall be limited to the minimum amount of taxes, if any, required to be withheld under applicable Federal, state and local law.

         (d)  Amendment.  The Board may amend, alter, suspend, discontinue, or terminate the Plan without the consent of shareholders of the Company or Participants, except that any such amendment, alteration, suspension, discontinuation, or termination shall be subject to the approval of the Company's shareholders if such shareholder approval is required by any federal law or regulation (including Rule 16b-3, if applicable); provided, however, that, without the consent of an affected Participant, no amendment, alteration, suspension, discontinuation, or termination of the Plan may impair the rights or, in any other manner, adversely affect the rights of such Participant under any Option theretofore granted to him or her hereunder. Notwithstanding the other provisions of this paragraph, the Plan may not be amended more than once every six months other than to comport with changes in the Code or the rules thereunder.

         (e)  Nonexclusivity of the Plan.   Neither the adoption of the Plan by the Board nor its submission to the shareholders of the Company for approval shall be construed as creating any limitations on the power of the Board to adopt such other compensation arrangements as it may deem desirable, including, without limitation, the granting of options on Shares and other awards otherwise than under the Plan, and such arrangements may be either applicable generally or only in specific cases.

         (f)  No Fractional Shares.   No fractional Shares shall be issued or delivered pursuant to the Plan or any Option. Cash shall be paid in lieu of such fractional Shares.

         (g)  Governing Law.  The validity, construction, and effect of the Plan and any Option shall be determined in accordance with the laws of the State of New York without giving effect to principles of conflict of laws.

         (h)  Effective Date; Plan Termination.   The Plan shall become effective as of May 4, 1995, (the "Effective Date") upon approval by the affirmative votes of the holders of a majority of the securities of the Company present, or represented, and entitled to vote thereon at a meeting duly held. The Plan shall terminate as to future awards on the date which is ten (10) years after the Effective Date.

         (i)  Titles and Headings.   The titles and headings of the Sections in the Plan are for convenience of reference only. In the event of any conflict, the text of the Plan, rather than such titles or headings, shall control.

EXHIBIT (10)(z)

ENGELHARD CORPORATION

EMPLOYEE STOCK OPTION PLAN
(as amended and restated effective May 4, 1995)

         1.  Purposes.   The Engelhard Corporation Employee Stock Option Plan (the "Plan") was established by Engelhard Corporation (the "Company") so that the Company could make available to its eligible employees the opportunity to acquire ownership of Company stock pursuant to options constituting non-qualified stock options under the Internal Revenue Code of 1986, as amended. The Plan is hereby amended and restated, effective for all options granted under the Plan which are outstanding on May 4, 1995.

         2.  Administration.   The Plan shall be administered by a committee (the "Committee") which shall be appointed, from time to time, by the Board of Directors of the Company (the "Board of Directors"). The Committee shall have full power and authority, subject to the terms and conditions of the Plan, to determine the employees to whom awards may be made under the Plan, the number of such shares to be awarded to each of such employees, the applicable terms and conditions of such awards and all other matters which may arise in the administration of the Plan. The determination of the Committee concerning any matter arising under or with respect to the Plan or any awards granted hereunder shall be final, binding and conclusive on all interested persons. The Committee may as to all questions of accounting rely conclusively upon any determinations made by the independent auditors of the Company.

         3.  Stock Available for Options.   There shall be available for option under the Plan 1,250,000 shares of the Company's Common Stock (the "Stock"), subject to any adjustments which may be made pursuant to Section 5(f) hereof. Shares of Stock used for purposes of the Plan may be either authorized and unissued shares or treasury shares or both. Stock covered by options which have terminated or expired prior to exercise or have been surrendered and cancelled shall be available for further option grants hereunder.

         4.  (a)  Eligibility.   Each employee of the Company (or any subsidiary corporation, partnership or joint venture of the Company ("Subsidiary")), other than an officer or director of the Company or any other key employee eligible to participate under the Company's Stock Option Plan of 1991, shall be eligible to participate in this Plan.

         (b)   Grant of Options.   An option to purchase the number of shares set forth in Section 4(c) hereof shall be granted to each eligible employee who is designated (which designation may be by employee group or otherwise as determined by the Committee) to receive an option by the Committee at the following time:

(i) in the case of a designated eligible employee who is employed by the Company or a Subsidiary on the effective date hereof, the option will be granted on March 9, 1993; provided, however, that the date of grant may be delayed to such other date established by the Committee if all legal and other requirements deemed by the Committee to be necessary or appropriate have not been satisfied by that time; and

(ii) in the case of a designated eligible employee who commences employment with the Company or a Subsidiary after the effective date hereof (a "New Employee"), the option will be granted on the last day for which quotes are listed for the Stock on the New York Stock Exchange composite tape (a "Trading Day") of the month which includes such eligible employee's date of hire; provided, however, that the date of grant may be delayed to such other date established by the Committee if all legal and other requirements deemed by the Committee to be necessary or appropriate have not been satisfied by that time.

         (c)  Amount of Award.  The number of shares of Stock subject to an option granted to an eligible employee shall be the number (rounded to the nearest whole number of shares) obtained by dividing (i) twenty percent (20%) of the employee's rate of annual base salary on March 9, 1993 (or, in the case of a New Employee, the last Trading Day of the month in which such New Employee was hired) (the "Option Date") by (ii) the fair market value of a share of Stock on the Option Date (or, in the case of a New Employee who commences employment with the Company or a Subsidiary on or after May 19, 1993, the greater of the fair market value on the Option Date and $42.875). For purposes of this Plan, the fair market value of a share of Stock will be the average of the highest and lowest sale prices quoted on the New York Stock Exchange composite tape for the relevant date.

         5.  Terms and Conditions of Options.  Each option granted hereunder shall contain such terms and conditions as the Committee may determine, which terms and conditions need not be the same in each case, subject to the following:

         (a)  Option Price.  The price at which each share of Stock covered by an option granted hereunder may be purchased shall be the greater of the par value of the Stock or the fair market value thereof on the Option Date (or, in the case of a New Employee who commences employment with the Company or a Subsidiary on or after May 19, 1993, the greater of the fair market value on the Option Date and $42.875).

         (b)  Option Period.   The period for exercise of an option shall be from the date of grant until March 9, 2003 (or ten years from the last Trading Day of the month which includes the date of hire in the case of a New Employee). Options may be made exercisable in installments during the option period, however, options must be exercised for full shares of Stock. Any shares not purchased on any applicable installment date, if so provided in the related options, may be purchased thereafter at the times specified in the option grant, which may be limited to specified dates or periods, and prior to the expiration of the option period. Any option exercisable in installments shall become immediately exercisable in full in the event of an "acquisition of control interest" in the Company. For purposes of this Plan, an "acquisition of a control interest" shall occur if: (A) twenty-five percent (25%) or more of the Company's outstanding securities entitled to vote in elections of directors ("voting securities") shall be beneficially owned, directly or indirectly (including options, conversion rights, warrants, and the like, considered as if exercised), by any person or group of persons, other than the group owning the same (including their affiliates and associates) on November 5, 1992; or (B) the majority of the Board of Directors ceases to consist of the existing membership or successors nominated by the existing membership or their similar successors. Any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of voting securities owned by other holders shall, for the purposes of the foregoing definition of "acquisition of a control interest", be deemed to constitute each party to such agreement, arrangement or understanding as the owner of such securities.

         (c)  Exercise of Options.  Unless the Committee determines otherwise, no option shall be exercisable until the expiration of at least one year from the Option Date; provided, however, that an option shall become immediately exercisable in full in the event of an "acquisition of a control interest" in the Company (as such term is defined in Section 5(b) hereof), whether or not such "acquisition of a control interest" in the Company occurs prior to the expiration of such period. The exercise price for an option must be paid in full prior to the issuance of shares in connection with the exercise of an option. From time to time, the Committee may establish additional procedures relating to effecting such exercises. The minimum number of shares for which a holder can exercise an option shall be the lesser of (i) the number of shares which can be obtained upon exercise of the holder's option and (ii) an amount determined from time to time by the Committee. An option holder shall have none of the rights of a stockholder until the shares are paid for in full and issued to him.

         Notwithstanding any provision of this Plan to the contrary, the Committee shall have the authority at any time to accelerate the exercisability of all or any portion of any option granted under the Plan.

         (d)  Effect of Termination of Employment or Death.   No option may be exercised after the termination of employment of an optionee with the Company and its Subsidiaries and such option shall be deemed surrendered and cancelled at such time, except that: (i) if such termination is by reason of disability or retirement, at normal, deferred or early retirement age, under any retirement plan maintained by the Company or any Subsidiary, or for any other reason specifically approved in advance by the Committee, any option held by the optionee which was granted more than one year before such termination shall thereupon become exercisable in full, and may be exercised by the optionee during the period ending on March 9, 2003 (or ten years from the last Trading Day of the month which includes the date of hire in the case of a New Employee); (ii) if such termination is by action of the Company or a Subsidiary other than as provided in (i) above and other than discharge by reason of willful violation of the rules of the Company or a Subsidiary or instructions of superior(s), any option held by the optionee which is exercisable at the time his employment terminates may be exercised by him for a period of three months after such termination; (iii) in the event of the death of an optionee after the termination of his employment pursuant to (i) or (ii) above, the person or persons to whom the optionee's rights are transferred by will or the laws of descent and distribution may exercise any options which the optionee could have exercised at the time of his death for the remainder of the period under (i) or (ii) above during which the optionee could have exercised the option if he had survived; and (iv) in the event of the death of an optionee while employed, any option then held by the optionee, which was granted more than one year before his death, shall thereupon become exercisable in full, and the person or persons to whom the optionee's rights are transferred by will or the laws of descent and distribution may exercise such option during the period ending on March 9, 2003 (or ten years from the last Trading Day of the month which includes the date of hire in the case of a New Employee). In no event, however, shall any option be exercisable after the expiration of the option period set forth in Section 5(b) hereof.

         Notwithstanding any provision of this Plan to the contrary, the Committee shall have the authority (which may be exercised at any time) to extend the period during which any option granted under the Plan may be exercised; provided, however, that no option may be exercisable after the expiration of the option period set forth in Section 5(b) hereof.

         Nothing contained in the Plan or any option granted hereunder shall confer on any employee any right to continue his employment or interfere in any way with the right of his employer to terminate his employment at any time.

         (e)  Nontransferability of the Options.   During an optionee's lifetime his option shall be exercisable only by him. No option shall be transferable other than by will or the laws of descent and distribution.

         (f)  Adjustment for Change in Stock Subject to Plan.   In the event of a stock split, stock dividend, combination of shares, recapitalization, reorganization, merger, consolidation, rights offering, or any other change in the corporate structure or shares of the Company, the Committee shall make such adjustments, if any, as it deems appropriate for purposes hereof in the number and kind of shares subject to the Plan, in the number and kind of shares covered by any outstanding option, in the option prices or in the minimum number of shares which may be obtained upon exercise.

         (g)  Registration, Listing and Qualification of Shares.   Each option shall be subject to the requirement that if at any time the Committee shall determine that the registration, listing or qualification of the options or the shares covered thereby upon any securities exchange or under any federal, state or foreign law, or the consent or approval of any governmental regulatory body is necessary or desirable as a condition of, or in connection with, the granting of such option or the purchase of shares thereunder, no such option may be granted or exercised unless and until such registration, listing, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Committee. Any person receiving a grant or exercising an option shall make such representations and agreements and furnish such information as the Committee may request to assure compliance with the foregoing or any other applicable legal requirements.

         (h)  Tax Withholding.  The Committee may establish such rules and procedures as it considers desirable in order to satisfy any obligation of the Company or any Subsidiary to withhold Federal income taxes or other taxes with respect to the exercise of an option under the Plan.

         Notwithstanding the foregoing, the Committee shall have the authority to set such other terms and conditions of options to the extent necessary to comply with legal requirements.

         6.  Duration.   Unless sooner terminated by the Board of Directors, the Plan shall terminate on, and no option shall be granted hereunder after December 31, 1994.

         7.  Amendment.   The Board of Directors or the Committee may amend or terminate the Plan at any time and from time to time, in whole or in part.

         8.  Other Actions.   This Plan shall not restrict the authority of the Board of Directors, for proper corporate purposes, to grant or assume stock options, other than under the Plan, to or with respect to any employee or other person.

         9.  Name.   This Plan shall be known as the Engelhard Corporation Employee Stock Option Plan.

EXHIBIT (10)(aa)

[Conformed Copy -- Includes amendments made in December 2002]

ENGELHARD CORPORATION DEFERRED STOCK
PLAN FOR NONEMPLOYEE DIRECTORS

         1.  Definitions.

         As used herein, the following terms shall have the meanings hereinafter set forth:

(a) "Annual Meeting" means the Annual Meeting of the shareholders of the Company.

         (b)  "Board" shall mean the Board of Directors of the Company.

         (c)  "Company" shall mean Engelhard Corporation, a Delaware corporation.

         (d)  "Deferred Stock Unit" means the equivalent of one Share, as established pursuant to this Plan.

         (e)  "Directors Retirement Plan" means the Retirement Plan for Directors of Engelhard Corporation.

         (f)  "Exchange Act" means the Securities Exchange Act of 1934, as amended.

         (g)  "Fair Market Value Per Share" means the average of the daily closing prices of a Share as reported on the New York Stock Exchange for the twenty (20) trading days prior to the date of determination, or if the Shares are not listed on such exchange, on the principal United States securities exchange registered under the Exchange Act on which the Shares are listed.

         (h)  "Nonemployee Director" means any person who is a member of the Board and who is not, as of the date of an award under this Plan, an employee of the Company or any of its subsidiaries.

         (i)  "Plan" means this Engelhard Corporation Deferred Stock Plan for Nonemployee Directors, as it may be amended from time to time.

(j) "Share" means a share of the Company's Common Stock, $1.00 par value per share.

         2.  Purpose and Effective Date.

         The primary purpose of the Plan is to advance the interests of the Company and its shareholders by providing for the payment of a greater portion of the compensation of Nonemployee Directors in the form of equity by the grant to such directors of Deferred Stock Units under the terms set forth herein. By thus compensating Nonemployee Directors and increasing Nonemployee Directors' equity position in the Company, the Company seeks to attract, retain, compensate, and motivate those highly competent individuals upon whose judgment, initiative, leadership, and continued efforts the success of the Company in large measure depends and to align more closely the interests of the Nonemployee Directors with those of the shareholders of the Company.

         This Plan is designed to replace the Directors Retirement Plan. The Directors Retirement Plan shall be phased out after adoption of this Plan as set forth below. New Nonemployee Directors shall not be permitted to participate in the Directors Retirement Plan, and shall instead be permitted to participate in this Plan. Furthermore, current Nonemployee Directors who elect to terminate participation in the Directors Retirement Plan after the adoption of this Plan shall be entitled to a larger annual grant pursuant to paragraph 6 below.

         The Plan shall be deemed adopted and shall become effective as of the date of its approval by the affirmative vote of the holders of a majority of the Shares of the Company voted in person or by proxy at the next Annual Meeting (the "Effective Date"). Except as provided in Section 6(c) below, no grants of Deferred Stock Units shall be made unless and until such shareholder approval is obtained.

         3.  Eligibility.

         Each director who as of the date of any award made pursuant to the Plan is not an employee of the Company or any of its subsidiaries shall be eligible to participate in the Plan.

         4.  Shares of Common Stock Available.

         The number of Shares that may be issued pursuant to the Plan shall not exceed 200,000, subject to proportionate adjustment in the event of any stock split, reverse stock split, reorganization or recapitalization.

         5.  Deferred Stock Account.

         The Company shall establish a deferred stock account (an "Account") for each Nonemployee Director participating in the Plan. On each Award Date (as defined below) and on each Dividend Date (as defined below), as the case may be, the Company shall credit the Account with the number of Deferred Stock Units determined in accordance with paragraph 6 below. Distributions from a Nonemployee Director's Account shall be made in Shares at the time set forth in paragraphs 7 and 8 below. The value of the Deferred Stock Units is dependent upon the fair market value of the Shares on the date the Shares are distributed to the Nonemployee Director, and is therefore subject to market fluctuations in value until such distribution.

         6.  Annual Awards.

(a) On or prior to December 31, 1998, each Nonemployee Director shall make an irrevocable election to continue or discontinue participation in the Company's Directors Retirement Plan.

         (b)  On the Effective Date and on May 31 of each year thereafter prior to calender year 2003 (an "Award Date"), the Company shall credit to the Account of (i) each Nonemployee Director who on or prior to December 31, 1998 has made an irrevocable election not to continue to participate in the Directors Retirement Plan and (ii) each person who becomes a Nonemployee Director after such date, the number of Deferred Stock Units calculated by dividing an amount equal to forty percent (40%) of the annual retainer payable to Nonemployee Directors then in effect by the Fair Market Value Per Share as of the applicable Award Date. On the Crediting Date (as defined below) of each year, beginning on the Crediting Date for calendar year 2003, (also referred to as an "Award Date") the Company shall credit to the Account of (i) each Nonemployee Director serving on the May 31 immediately preceding the Crediting Date who on or prior to December 31, 1998 has made an irrevocable election not to continue to participate in the Directors Retirement Plan and (ii) each person who becomes a Nonemployee Director after such date and is serving on the May 31 immediately preceding the Crediting Date, the number of Deferred Stock Units calculated by dividing an amount equal to forty percent (40%) of the annual retainer payable to Nonemployee Directors then in effect by the Fair Market Value Per Share as of the day two business days prior to the applicable Award Date. For purposes hereof, "Crediting Date" means the record date for the payment of dividends on Shares occurring in the last month of the second calendar quarter of each year or, if no such record date occurs during such quarter, then on the fifteenth day of the last month of such quarter (or if the fifteenth day is not a business day, the next succeeding business day). The Account of each Nonemployee Director who does not irrevocably elect on or prior to December 31, 1998 to discontinue his or her participation in the Directors Retirement Plan shall be credited on each Award Date with the number of Deferred Stock Units calculated by dividing an amount equal to fifteen percent (15%) of the annual retainer payable to Nonemployee Directors then in effect by the Fair Market Value Per Share as of the applicable Award Date (or, in the case of Award Dates after the end of calendar year 2002, by the Fair Market Value Per Share as of the date two business days prior to the applicable Award Date).

         (c)  Subject to and contingent upon approval of this Plan by shareholders of the Company as set forth in Section 2 above, on December 31, 1998 the present value of the accrued benefit under the Directors Retirement Plan of each Nonemployee Director who on or prior to such date has made an irrevocable election not to continue to participate in the Directors Retirement Plan shall be converted into a number of Deferred Stock Units in such Nonemployee Director's Account under this Plan. The number of Deferred Stock Units shall be an amount determined by dividing the present value, as of December 31, 1998, of the Nonemployee Director's accrued benefit under the Directors Retirement Plan by the Fair Market Value of a Share on such date. For this purpose the present value of a Nonemployee director's accrued benefit shall be determined, as of December 31, 1998, by (i) assuming payment of benefits under the Director's Retirement Plan would begin on the later of December 31, 1998 or the date on which the Nonemployee Director attains age 65; (ii) using a discount rate of 6.75%, compounded annually; and (iii) assuming that the Nonemployee Director's death will occur after all benefit payments to which the Nonemployee Director is entitled under the Director's Retirement Plan have been made. After the Effective Date, no benefits shall be payable to such Nonemployee Directors under the Director's Retirement Plan.

         (d)  At any time a balance is maintained in a Nonemployee Director's Account, there shall be credited to the Account of such Nonemployee Director additional Deferred Stock Units on the record date for each regular cash dividend payment (a "Dividend Date"). The number of such additional Deferred Stock Units shall be determined by (i) multiplying the total number of Deferred Stock Units (including fractional Deferred Stock Units) credited to the Account immediately prior to the Dividend Date by the amount of the dividend, and (ii) dividing the product by the Fair Market Value Per Share as of the day two business days prior to the Dividend Date.

(e) In the event of any change in the outstanding Shares upon which the stock equivalency hereunder is based, by reason of a merger, consolidation, reorganization, recapitalization, stock dividend, stock split, combination or exchange of shares, or any other change in corporate structure or in the event of any dividend that is paid in Shares or other property, the number of Deferred Stock Units credited to the Account shall be adjusted in such a manner as the Board shall determine to be fair under the circumstances; provided, however, that if a Change in Control shall have occurred, then such determination shall be made by the Incumbent Board.

         7.   Distribution.

(a) Except as otherwise provided herein, the balance of each Nonemployee Director's Account shall be paid to the Nonemployee Director, in a lump sum or in installments, as determined by the Nonemployee Director in accordance with paragraph 7(d) below, commencing within 120 days following the date on which the Nonemployee Director's service on the Board terminates.

         (b)  In the event of the death of the Nonemployee Director prior to such director's retirement or prior to the distribution of the entire balance in such director's Account, the entire balance in the Account as of the date of the Nonemployee Director's death shall be paid in Shares in a lump sum or in installments, as determined by the Nonemployee Director in accordance with paragraph 7(d) below, to the surviving beneficiary or beneficiaries as the Nonemployee Director may have designated by notice in writing to the Company or by will, or, if no beneficiaries are so designated, the legal representative of such director's estate.

         (c)  All distributions of Deferred Stock Units made pursuant to this Plan shall be in Shares in an amount equal to the number of Deferred Stock Units held in the Account. On the date of any such distribution, the Company shall cause to be issued and delivered to such Nonemployee Director a stock certificate evidencing the Shares registered in the name of such Nonemployee Director, or such other person as the Nonemployee Director may designate.

         (d)  All distributions of Shares in accordance with this paragraph 7 shall be made, at such director's election, either in a lump sum or in monthly, quarterly, semiannual or annual installments, provided, however, that such director shall have delivered to the Secretary of the Company a form specifying the director's election at least six (6) months prior to the date payments are to commence. In the event that such director fails to make a timely election, the distribution of Shares shall be made in a lump sum. Deferred Stock Units representing fractional Shares shall be paid in cash.

         (e)  The provisions of this Plan shall apply to and be binding upon the beneficiaries, distributees, and personal representatives, and any other successors in interest of the Nonemployee Director.

         (f)  The Company shall deduct from all distributions hereunder any taxes required to be withheld by the federal, state or local law.

8.  Acceleration of Distribution.

(a) "Change in Control" means:

i) the acquisition by any individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act, (a "Person"), of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 25% or more of either (1) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (2) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that the following acquisitions shall not constitute a Change in Control: (i) any acquisition directly from the Company (other than by exercise of a conversion privilege); (ii) any acquisition by the Company or any of its subsidiaries; (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any of its subsidiaries; (iv) any acquisition by any corporation with respect to which, following such acquisition, more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such acquisition in substantially the same proportions as their ownership, immediately prior to such acquisition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be; or (v) any acquisition by a Person owning more than 25% of the Outstanding Company Common Stock on the date hereof; or

         ii)  during any period of two consecutive years, individuals who, as of the beginning of such period, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the beginning of such period whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act); or

         iii)  approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, with respect to which all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation, do not, following such reorganization, merger or consolidation, beneficially own, directly or indirectly, more than 60% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such reorganization, merger or consolidation in substantially the same proportions as their ownership, immediately prior to such reorganization, merger or consolidation, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be; or

iv) approval by the shareholders of the Company of (1) a complete liquidation or dissolution of the Company or (2) a sale or other disposition of all or substantially all of the assets of the Company, other than to a corporation with respect to which following such sale or other disposition, more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such sale or other disposition in substantially the same proportions as their ownership, immediately prior to such sale or other disposition, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be.

(b) Notwithstanding any other provision of the Plan, if a Change in Control occurs and at any time after the occurrence of such Change in Control either of the following events occurs:

i) the Nonemployee Director ceases for any reason to be a director of the Company; or

         ii)   the Plan is terminated;

then the entire balance of the Account shall be payable in a lump sum to the director in Shares. Such payment shall be made by the Company as promptly as practicable, but not more than thirty (30) days following the date on which the right to such payment arose.

(c) The Company shall promptly reimburse the director for all legal fees and expenses reasonably incurred in successfully seeking to obtain or enforce any right or benefit provided under this paragraph 8.

(d) This paragraph 8 may not be amended or modified after the occurrence of a Change in Control.

         9.  Nontransferability of Deferred Stock Units.

         No Deferred Stock Units shall be transferred by a Nonemployee Director other than by will or the laws of descent and distribution.

         10.  Amendment and Termination.

         The Board may amend, suspend, discontinue or terminate the Plan at any time without the consent of shareholders of the Company; provided, however, that no amendment to the Plan shall materially and adversely affect any right of any Nonemployee Director with respect to any Deferred Stock Units theretofore credited without such Nonemployee Director's written consent.

         11.  Term.

        The Plan shall continue in effect without limit unless and until the Board otherwise determines.

         12.  Miscellaneous.

(a) Neither the Plan nor any action taken hereunder shall be construed as giving any Nonemployee Director any right to continue to serve as a director of the Company or otherwise to be retained in the service of the Company.

         (b)  No Shares shall be issued hereunder unless and until counsel for the Company shall be satisfied such issuance will be in compliance with applicable federal, state and other securities laws and regulations.

         (c)  The expenses of the Plan shall be borne by the Company,

         (d)  Neither the Nonemployee Director nor any other person shall have any interest in any fund or in any specific asset of the Company by reason of amounts credited to the Account of such director, nor the right to exercise any of the rights or privileges of a shareholder with respect to any Deferred Stock Unit credited to such Account, nor the right to receive any distribution under the Plan except as expressly provided herein. Distributions hereunder shall be made from the general funds of the Company, and the rights of the director shall be those of an unsecured general creditor of the Company.

         (e)  The Plan, the grant of Deferred Stock Units thereunder, and the obligation of the Company to deliver Shares, shall be subject to all applicable federal and state laws, rules and regulations and to such approvals by any governmental or regulatory agency or national securities exchange as may be required. The Company shall not be required to issue or deliver any certificates for Shares prior to the completion of any registration or qualification of such Shares under any federal or state law or any ruling or regulation of any governmental body or national securities exchange which the Company shall, in its sole discretion, determine to be necessary or advisable.

(f) This Plan shall be interpreted by and all questions arising in connection therewith shall be determined by the Board, whose interpretation or determination, when made in good faith, shall be conclusive and binding, except in the event of a Change in Control, in which case such interpretation and determination shall be made by the Incumbent Board.

EXHIBIT (12)

ENGELHARD CORPORATION
COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
(Dollars in Thousands)

Years Ended December 31,
	2002		2001	2000		1999	1998
Earnings from continuing operations before provision for income taxes	$237,924		$305,224	$245,687		$284,118	$260,563

Add/(deduct)

Portion of rents representative of the interest factor	11,600		8,400	8,800		7,000	3,500

Interest on indebtedness	25,410		43,994	62,649		56,555	58,887

Equity dividends	3,928		4,158	4,363		2,431	2,022

Equity in (earnings) losses of affiliates	(16,207)		(29,095)	(24,187)		(16,266)	(10,077)

Earnings, as adjusted	$262,655		$332,681	$297,312		$333,838	$314,895

Fixed Charges

Portion of rents representative of the interest factor	$11,600		$8,400	$8,800		$7,000	$3,500

Interest on indebtedness	25,410		43,994	62,649		56,555	58,887

Capitalized interest	3,000		3,000	3,880		2,580	1,897

Fixed charges	$40,010		$55,394	$75,329		$66,135	$64,284

Ratio of Earnings to Fixed Charges	6.56	(a)	6.01	3.95	(b)	5.05	4.90

(a)	Earnings in 2002 were impacted by an insurance settlement gain of $11.0 million, an investment impairment of $6.7 million, a manufacturing consolidation charge of $3.1 million and an equity investment impairment of $57.7 million. Excluding these items, the ratio of earnings to fixed charges would have been 7.98.

(b)	Earnings in 2000 were negatively impacted by special and other charges of $134.2 million for a variety of events. Excluding these charges, the ratio of earnings to fixed charges would have been 5.73.

EXHIBIT (21)

Subsidiaries of the Registrant

Name of Subsidiary/Affiliate	Jurisdiction Under Which Incorporated or Organized

Engelhard Industries De Argentina S.A.	Argentina
Engelhard Belgium BVBA	Belgium
Engelhard Industries S.A.	Belgium
Engelhard Do Brasil Industria E Commercio LTDA	Brazil
Engelhard Canada, Ltd.	Canada
Engelhard Industries International, Ltd.	Canada
Shanghai Engelhard Sinopec Environmental Technologies Ltd	China
Engelhard (Shanghai) Co. Ltd.	China
Engelhard Performance Technologies (Shanxi) Co., Ltd.	China
Engelhard Industries A/S	Denmark
Engelhard Industries OY	Finland
Engelhard Pigments OY	Finland
Engelhard-CLAL SAS	France
Engelhard S.A.	France
Mearl International France S.A.R.L.	France
Engelhard Holdings GmbH	Germany
Engelhard Process Chemicals GmbH	Germany
Engelhard Technologies GmbH	Germany
Engelhard Asia Pacific (China) Ltd.	Hong Kong
Engelhard Industries (Asia) Limited	Hong Kong
Engelhard Asia Pacific Mauritius Limited	India
Engelhard Asia Pacific Enterprises India Private Limited	India
Engelhard Highland Private Limited	India
Engelhard Environmental Systems India Ltd	India
Engelhard Italiana S.P.A.	Italy
Engelhard Metals Japan, Ltd.	Japan
NE Chemcat Corporation	Japan
Engelhard Asia Pacific (Korea) Ltd.	Korea
Engelhard Mexicana S.A. de C.V.	Mexico
Engelhard Industries De Mexico S.A.	Mexico
Engelhard Demeern, B.V.	The Netherlands
Engelhard Investment Europe B.V.	The Netherlands
Engelhard Netherlands, B.V.	The Netherlands
Engelhard Pigments and Additives Europe, B.V.	The Netherlands
Engelhard Terneuzen, B.V.	The Netherlands
Engelhard Peru S.A.	Peru
Engelhard South Africa Proprietary, Ltd.	South Africa
Heesung-Engelhard	South Korea
Catalyst Center - Tarragona, S.L.	Spain
Engelhard Arganda SL	Spain
ECT Environmental Technologies AB	Sweden
Engelhard Metals A.G.	Switzerland

Subsidiaries of the Registrant

Name of Subsidiary/Affiliate	Jurisdiction Under Which Incorporated or Organized

Engelhard Chemcat (Thailand) Ltd.	Thailand
Mearl Uluslarakasi Kimyevi	Turkey
Engelhard Europe Finance Limited	United Kingdom
Engelhard International, Ltd.	United Kingdom
Engelhard Limited	United Kingdom
Engelhard Metals, Ltd.	United Kingdom
Engelhard Pension Trustees Limited	United Kingdom
Engelhard Sales, Ltd.	United Kingdom
Engelhard Technologies, Ltd.	United Kingdom
Engelhard Trustee Co. Ltd.	United Kingdom
The Sheffield Smelting Co., Ltd.	United Kingdom
Engelhard Export Corporation	U.S. Virgin Islands
Corporacion Engelhard De Venezuela, C.A.	Venezuela
Engelhard West, Inc.	California
Engelhard Metals Holding Corp.	California
EC Delaware Incorporated	Delaware
Engelhard Asia Pacific, Inc.	Delaware
Engelhard C Cubed Corporation	Delaware
Engelhard DT, Inc.	Delaware
Engelhard EM Holding Company	Delaware
Engelhard Energy Corporation	Delaware
Engelhard Equity Corporation	Delaware
Engelhard Financial Corporation	Delaware
Engelhard Metal Plating Inc.	Delaware
Engelhard Pollution Control, Inc.	Delaware
Engelhard Power Marketing, Inc.	Delaware
Engelhard Strategic Investments Incorporated	Delaware
Engelhard Supply Corporation	Delaware
Mustang Property Corporation	Delaware
Mearl, LLC	Delaware
Engelhard-CLAL, L.P.	Delaware
Engelhard Hexcore, L.P.	Delaware
Engelhard PM, L.P.	Delaware
Prodrive-Engelhard, LLC.	Michigan
Harshaw Chemical Company	New Jersey
CTN Assurance Company	Vermont

The names of other subsidiaries have been omitted since such subsidiaries, if considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as that term is defined in Rule 12b-2 (17 CFR 240.12b-2) promulgated under the Securities Exchange Act of 1934.

EXHIBIT (23)

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in Registration Statement Form S-3 (File No. 333-59719) and Form S-8 (File Nos. 2-72830, 2-81559, 2-84477, 2-89747, 33-28540, 33-37724, 33-40365, 33-40338, 33-43934, 33-65990, 333-02643, 333-71439, 333-39570, 333-71856 and 333-88424) of Engelhard Corporation and Subsidiaries of our report dated February 4, 2003, except for the February 11 and March 2003 events disclosed in Notes 10 and 21, as to which the date is March 21, 2003, with respect to the consolidated financial statements of Engelhard Corporation and Subsidiaries included in this Annual Report (Form 10-K) for the year ended December 31, 2002.

/s/ Ernst & Young LLP
Ernst & Young LLP

MetroPark, New Jersey
March 21, 2003

EXHIBIT (24)

ENGELHARD CORPORATION

Form 10-K
Power of Attorney

       WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

      IN WITNESS WHEREOF, the undersigned has executed this instrument on March 5, 2003.

/s/ Marion H. Antonini
Marion H. Antonini

ENGELHARD CORPORATION

Form 10-K
Power of Attorney

       WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

      IN WITNESS WHEREOF, the undersigned has executed this instrument on March 5, 2003.

/s/ James V. Napier
James V. Napier

ENGELHARD CORPORATION

Form 10-K
Power of Attorney

       WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

      IN WITNESS WHEREOF, the undersigned has executed this instrument on March 5, 2003.

/s/ Norma T. Pace
Norma T. Pace

ENGELHARD CORPORATION

Form 10-K
Power of Attorney

       WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

      IN WITNESS WHEREOF, the undersigned has executed this instrument on March 5, 2003.

/s/ Henry R. Slack
Henry R. Slack

ENGELHARD CORPORATION

Form 10-K
Power of Attorney

       WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

      IN WITNESS WHEREOF, the undersigned has executed this instrument on March 7, 2003.

/s/ Louis J. Giuliano
Louis J. Giuliano

ENGELHARD CORPORATION

Form 10-K
Power of Attorney

       WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

      IN WITNESS WHEREOF, the undersigned has executed this instrument on March 5, 2003.

/s/ Douglas G. Watson
Douglas G. Watson

EXHIBIT (99)

Certification Accompanying Periodic Report
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. Section 1350)

       The undersigned, Barry W. Perry, Chairman and Chief Executive Officer of Engelhard Corporation (the "Company"), and Michael A. Sperduto, Vice President and Chief Financial Officer of the Company, each hereby certifies that the Annual Report of the Company on Form 10-K for the period ended December 31, 2002 (the "Report") (1) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

      A signed original of this written statement required by Section 906 has been provided to Engelhard Corporation and will be retained by Engelhard Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Date:	March 25, 2003	/s/ Barry W. Perry
Barry W. Perry
Chairman and Chief
Executive Officer

Date:	March 25, 2003	/s/ Michael A. Sperduto
Michael A. Sperduto
Vice President and Chief
Financial Officer