Form 10-Q
period 2003-03-31
ENGELHARD CORP
filed 2003-05-08
CIK 352947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
OR

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  x     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      Class of Common Stock             Outstanding at April 30, 2003
   $1 par value                                    125,931,875

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net sales	$830,439	$1,001,821
Cost of sales	680,878	841,129
Gross profit	149,561	160,692
Selling, administrative and other expenses	92,169	87,611
Special credit, net	(19,780)	-
Operating earnings	77,172	73,081
Equity in earnings of affiliates	5,637	3,662
Interest income	592	421
Interest expense	(6,149)	(7,341)
Earnings before income taxes	77,252	69,823
Income tax expense	18,317	17,456
Net earnings before cumulative effect of a change in accounting principle,
net of tax	58,935	52,367
Cumulative effect of a change in accounting principle, net of tax of $1,390	(2,269)	-
Net earnings	$56,666	$52,367
Earnings per share - basic: Earnings before cumulative effect of a change in accounting principle	$0.46	$0.41
Cumulative effect of a change in accounting principle, net of tax	(0.02)	-
Earnings per share - basic	$0.44	$0.41
Earnings per share - diluted: Earnings before cumulative effect of a change in accounting principle	$0.46	$0.40
Cumulative effect of a change in accounting principle, net of tax	(0.02)	-
Earnings per share - diluted	$0.44	$0.40
Cash dividends paid per share	$0.10	$0.10
Average number of shares outstanding - basic	126,882	128,794
Average number of shares outstanding - diluted	128,121	131,594

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)
(Unaudited)

	March 31, 2003	December 31, 2002
Cash	$129,818	$48,246
Receivables, net	346,922	380,270
Committed metal positions	705,507	615,441
Inventories	434,546	427,162
Other current assets	89,516	94,922
Total current assets	1,706,309	1,566,041
Investments	139,180	136,804
Property, plant and equipment, net	852,330	860,475
Goodwill	271,920	272,353
Other intangible and noncurrent assets	186,139	185,041
Total assets	$3,155,878	$3,020,714
Short-term borrowings	$376,250	$348,749
Accounts payable	181,759	225,045
Hedged metal obligations	642,925	537,243
Other current liabilities	283,345	275,250
Total current liabilities	1,484,279	1,386,287
Long-term debt	246,193	247,805
Other noncurrent liabilities	312,575	309,455
Shareholders' equity	1,112,831	1,077,167
Total liabilities and shareholders' equity	$3,155,878	$3,020,714

See the Accompanying Notes to the Unaudited Condensed Consolidated
Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net earnings	$56,666	$52,367
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	31,202	25,572
Amortization of intangible assets	810	899
Equity results, net of dividends	(5,637)	(3,662)
Net change in assets and liabilities:
Materials Services related	(60,286)	(16,158)
All other	10,786	14,540
Net cash provided by operating activities	33,541	73,558
Cash flows from investing activities
Capital expenditures	(15,384)	(19,899)
Proceeds from investments	6,611	-
Acquisitions and other investments	-	(400)
Net cash used in investing activities	(8,773)	(20,299)
Cash flows from financing activities
Proceeds from short-term borrowings	108,014	145,841
Repayment of short-term borrowings	(80,513)	(156,000)
Increase in hedged metal obligations	61,850	12,217
Repayment of long-term debt	(111)	(80)
Purchase of treasury stock	(23,805)	(45,063)
Cash from exercise of stock options	2,635	29,156
Dividends paid	(12,734)	(12,988)
Net cash provided by /(used in) financing activities	55,336	(26,917)
Effect of exchange rate changes on cash	1,468	(1,498)
Net increase in cash	81,572	24,844
Cash at beginning of year	48,246	33,034
Cash at end of period	$129,818	$57,878

See the Accompanying Notes to the Unaudited Condensed Consolidated
Financial Statements

ENGELHARD CORPORATION
BUSINESS SEGMENT INFORMATION
(Thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net Sales Environmental Technologies	$213,540	$164,441
Process Technologies	118,520	115,445
Appearance and Performance Technologies	159,196	152,370
Technology segments	491,256	432,256
Materials Services	328,957	560,729
All other	10,226	8,836
Total net sales	$830,439	$1,001,821
Operating Earnings Environmental Technologies	$24,577	$39,662
Process Technologies	13,520	17,069
Appearance and Performance Technologies	18,583	15,130
Technology segments	56,680	71,861
Materials Services	4,453	10,178
All other	16,039	(8,958)
Total operating earnings	77,172	73,081
Equity in earnings of affiliates	5,637	3,662
Interest income	592	421
Interest expense	(6,149)	(7,341)
Earnings before income taxes	77,252	69,823
Income tax expense	18,317	17,456
Net earnings before cumulative effect of a change
in accounting principle, net of tax	58,935	52,367
Cumulative effect of a change in accounting
principle, net of tax of $1,390	(2,269)	-
Net earnings	$56,666	$52,367

See the Accompanying Notes to the Unaudited Condensed Consolidated
Financial Statements

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

      The unaudited condensed consolidated financial statements of Engelhard Corporation and subsidiaries (the "Company") contain all adjustments, which, in the opinion of Management, are necessary for a fair presentation of the results for the interim periods presented. The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 2002 Annual Report to Shareholders. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform with the current-year presentation.

Note 2 - Special Charges and Credits

      In the first quarter of 2003, the Company recorded a charge of $8.7 million ($5.6 million after tax) primarily related to a management consolidation and productivity initiative in the Environmental and Process Technologies segments and within the "All-Other" category. The amounts of $5.3 million ($3.5 million after tax), $2.6 million ($1.6 million after tax) and $0.8 million ($0.5 million after tax) were reported in the Environmental Technologies segment, the Process Technologies segment and the "All-Other" category, respectively. These charges were included in the "special credit, net" line in the "Condensed Consolidated Statements of Earnings."

      In the Environmental Technologies segment, the charge of $5.3 million primarily relates to the closure of the segment's Coleford, UK plant ($2.8 million) and employee severance costs related to productivity initiatives ($2.5 million). The employee severance charges relate to the reduction of 96 salaried and 12 hourly employees. The Coleford plant, which supports the segment's catalyst canning operations, will be shut down in phases to be complete by October 31, 2003. As a result of closing this plant, the segment will outsource the canning operations associated with this business. The closure resulted in an impairment charge of $1.5 million to write down fixed assets and other exit-related costs of $1.3 million. Additional employee severance costs related to this plant closure of approximately $0.3 million will be recognized ratably through October 2003.

      In the Process Technologies segment, the charge of $2.6 million primarily relates to employee severance and the termination of an agency agreement associated with sales to the chemical-process market. The employee severance charges relate to the reduction of 13 salaried employees. The termination of this agreement will be supplemented by the segment's internal sales force.

      In the "All-Other" category, the charge of $0.8 million was for employee severance costs related to the reduction of six salaried employees.

      On October 29, 2002, a jury in the New York County Supreme Court awarded the Company $29.8 million in damages in a breach of contract action the Company had brought against Research Corporation and Research Corporation Technologies in 1998. The jury found that the defendants did not share with the Company all of the royalties to which the Company was entitled under a royalty-sharing agreement it entered into with Research Corporation in 1979. Statutory interest to the date of the verdict would have increased the amount awarded to approximately $42.2 million. On March 21, 2003, the Company entered into a settlement agreement, releasing this claim in exchange for payment of $38.0 million. Accordingly, the Company recorded a gain of $28.4 million ($17.6 million after tax) in the first quarter of 2003, net of legal fees and the portion of the settlement related to future royalties. This gain was included in the Company's "All-Other" category and in the "special credit, net" line in the "Condensed Consolidated Statements of Earnings."

Note 3 - Accounting for Asset Retirement Obligations

      The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations," on January 1, 2003. This statement, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. The liability is measured at fair value and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset's useful life.

      The Company's asset retirement obligations relate to kaolin mining operations of its Appearance and Performance Technologies segment. In order to provide kaolin-based products to the Company's customers and the Process Technologies segment, the Company engages in kaolin mining operations. The kaolin mining process includes exploration, topsoil and overburden removal, extraction of kaolin and the subsequent reclamation of mined areas. The Company has a legal obligation to provide for reclamation of mined areas under state regulations. Prior to adoption of SFAS No. 143, the Company incurred reclamation costs to comply with state regulation and expensed costs as the mined areas were reclaimed.

     At January 1, 2003, the Company recognized transition amounts for existing asset retirement obligation liabilities, associated capitalizable costs and accumulated depreciation. A non-cash transition charge of $3.7 million ($2.3 million after tax or $0.02 per share on a diluted basis) was recorded on January 1, 2003 as the cumulative effect of an accounting change. Pro forma net income and diluted earnings per share as if the provisions of SFAS No. 143 had been applied for the first quarter of 2002 are $50.2 million and $0.38 per share, respectively.

      The following table represents the change in the Company's asset retirement obligation liability (in millions):

2003
Asset retirement obligation at January 1, 2003	$-
Liability recognized in transition	7.1
Accretion expense	0.1
Asset retirement obligation at March 31, 2003	$7.2

      The pro forma amount of liability for asset retirement obligation as if the provisions of SFAS No. 143 had been applied at January 1, 2002 is $6.7 million.

Note 4 - Inventories

Inventories consist of the following (in millions):

	March 31, 2003	December 31, 2002
Raw materials	$102.1	$95.4
Work in process	52.3	77.0
Finished goods	262.3	237.4
Precious metals	17.8	17.4
Total inventories	$434.5	$427.2

      The majority of the Company's physical metal is carried in the committed metal positions line on the balance sheet at fair value with the remainder carried in the inventory line at historical cost. The remaining portion of precious metals are stated at LIFO cost. The market value of the precious metals recorded at LIFO exceeded cost by $53.1 million and $58.3 million at March 31, 2003 and December 31, 2002, respectively.

      In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms. Metals held for the accounts of customers and suppliers are not reflected in the Company's financial statements.

Note 5 - Comprehensive Income

Comprehensive income is summarized as follows (in millions):

	Three Months Ended March 31,
	2003	2002
Net earnings	$56.7	$52.4
Other comprehensive income (loss): Foreign currency translation adjustment	11.5	(17.5)
Cash flow hedge adjustment, net of tax	0.1	3.2
Comprehensive income	$68.3	$38.1

      The foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. subsidiaries.

Note 6 - Earnings Per Share

The following table represents the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(in millions, except per share data)	2003	2002
Basic EPS Computation
Net earnings applicable to common shares	$56.7	$52.4
Average number of shares outstanding - basic	126.9	128.8
Basic earnings per share	$0.44	$0.41
Diluted EPS Computation
Net earnings applicable to common shares	$56.7	$52.4
Average number of shares outstanding - basic	126.9	128.8
Effect of dilutive stock options and other incentives	1.2	2.8
Average number of shares outstanding - diluted	128.1	131.6
Diluted earnings per share	$0.44	$0.40

Note 7 - Derivatives and Hedging

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

      The Company documents all relationships between derivative hedging instruments and items impacted by cash flow hedges at the time the hedges are initiated, as well as its risk-management objectives and strategy for entering into various hedge transactions. For the three-month periods ended March 31, 2003 and 2002, there was no gain or loss recognized in earnings resulting from hedge ineffectiveness.

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

Interest Rate Derivatives

      The Company uses interest rate derivatives that are designated as fair value hedges to help achieve its fixed and floating rate debt objectives. The Company currently has two interest rate swap agreements with a total notional value of $100 million to effectively change a fixed rate debt obligation into a floating rate obligation. The total notional amount of these agreements is equal to the face value of the designated debt instrument. The swap agreements are expected to settle in August 2006, the maturity date of the corresponding debt issuance. For these fair value hedges, there was no gain or loss recognized from hedged firm commitments no longer qualifying as fair value hedges for the three-month periods ended March 31, 2003 and 2002.

Note 8 - Product Warranty

      The Company accrues for anticipated product warranty expenses on certain products. Accruals for anticipated warranty liabilities are recorded based upon a review of historical warranty claims experience. Adjustments are made to accruals as claim data and historical experience warrant. The Company's accrual is primarily comprised of warranty liabilities within the non-automotive business of the Environmental Technologies segment.

      The change in the Company's product warranty reserves for the first quarter of 2003 is as follows (in millions):

Balance at January 1, 2003	$11.1
Payments	(2.4)
Provision	0.5
Balance at March 31, 2003	$9.2

Note 9 - Goodwill and Other Intangible Assets

       Identifiable intangible assets, such as patents and trademarks, are amortized using the straight-line method over their estimated useful lives. Goodwill was amortized by the straight-line method over periods up to 40 years for all acquisitions completed prior to June 30, 2001. Effective January 1, 2002, with the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets (SFAS No. 142)," goodwill and other intangible assets that have indefinite useful lives are no longer amortized, but are tested for impairment based on the specific guidance of SFAS No. 142.

     The following information relates to acquired amortizable intangible assets (in millions):

	As of March 31, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Amortizable Intangible Assets
Usage right	$17.9	$3.0	$17.2	$2.6
Supply agreements	15.9	3.5	15.4	3.1
Technology licenses	7.4	2.0	7.4	1.9
Other	3.7	1.9	3.7	1.8
Total	$44.9	$10.4	$43.7	$9.4

     The increased carrying amount of acquired amortizable intangible assets is primarily due to the impact of foreign exchange.

      Total accumulated amortization for goodwill and other intangible assets amounted to $77.6 million and $76.8 million at March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003, the estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Estimated Annual Amortization Expense:
2003	$3.2
2004	3.2
2005	3.2
2006	3.0
2007	3.0

      The following table represents the changes in the carrying amount of goodwill for the quarter ended March 31, 2003 (in millions):

	Environmental Technologies	Process Technologies	Appearance & Performance Technologies	All Other	Total
Balance as of January 1, 2003	$13.0	$106.9	$152.0	$0.5	$272.4
Foreign currency translation adjustment	0.1	-	(0.6)	-	(0.5)
Balance as of March 31, 2003	$13.1	$106.9	$151.4	$0.5	$271.9

Note 10 - Committed Metal Positions and Hedged Metal Obligations

      Both spot metal positions and derivative instruments are stated at fair value. Fair value is based on published market prices. The following table sets forth the Company's unhedged metal positions included in committed metal positions on the Company's "Condensed Consolidated Balance Sheets":

Metal Positions Information (in millions):

	March 31, 2003		December 31, 2002
	Gross Position	Value	Gross Position	Value
Platinum group metals	Long	$18.4	Long	$16.6
Gold	Long	1.9	Long	1.1
Silver	Long	4.9	Long	0.4
Base metals	Long	4.8	Short	2.3
Total unhedged metal positions		$30.0		$20.4

      Committed metal positions may include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined. As of March 31, 2003, the aggregate market value of metals purchased under a contract for which a provisional price had been paid had fallen below the amounts advanced. In April, this excess was eliminated, without any loss, through receipt of cash under a previously disclosed agreement.

      Derivative metal and foreign currency instruments are used to hedge metal positions and obligations. As of March 31, 2003, over 98% of these instruments have settlement terms of less than one year, with the remaining instruments expected to settle within three years. These derivative metal and foreign currency instruments consist of the following:

Metal Hedging Instruments (in millions):

	March 31, 2003		December 31, 2002
	Buy	Sell	Buy	Sell
Metal forwards/futures	$1,358.6	$586.1	$1,234.5	$494.4
Eurodollar futures	138.7	162.3	113.0	86.0
Swaps	4.3	7.1	4.7	7.7
Options	73.5	63.3	101.7	98.7
Foreign exchange forwards/futures	-	102.0	-	93.1

Note 11 - New Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not obtain an interest in any variable interest entities after January 31, 2003. The Company is currently evaluating the impact this interpretation may have on its financial statements.

Note 12 - Stock Option and Bonus Plans

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

Pro Forma Information	Three Months Ended March 31,
(in millions, except per share data)	2003	2002
Net earnings - as reported	$56.7	$52.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards,
net of tax	(1.4)	(1.6)
Net earnings--pro forma	$55.3	$50.8
Earnings Per Share:
Basic earnings per share--as reported	$0.44	$0.41
Basic earnings per share--pro forma	0.43	0.39
Diluted earnings per share--as reported	0.44	0.40
Diluted earnings per share--pro forma	0.43	0.39

Note 13 - Supplemental Information

      The following table presents certain supplementary information to the Company's "Condensed Consolidated Statements of Cash Flows":

SUPPLEMENTARY CASH FLOW INFORMATION
(in millions)

	Three Months Ended March 31,
	2003	2002
Materials Services related: Change in assets and liabilities - source/(use): Receivables	$3.8	$0.4
Committed metal positions	(46.2)	8.2
Inventories	0.7	-
Other current assets	(0.7)	0.3
Other noncurrent assets	(0.4)	-
Accounts payable	(10.6)	(16.7)
Accrued liabilities	(6.9)	(8.4)
Net cash flows from changes in assets and liabilities	$(60.3)	$(16.2)
All Other: Change in assets and liabilities - source/(use):
Receivables	$29.5	$8.9
Inventories	(4.1)	(5.7)
Other current assets	7.2	(1.9)
Other noncurrent assets	2.5	2.3
Accounts payable	(33.9)	8.1
Accrued liabilities	15.2	(2.1)
Noncurrent liabilities	(5.6)	4.9
Net cash flows from changes in assets and liabilities	$10.8	$14.5

Note 14 - Other Matters

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations

Results of Operations

Comparison of the First Quarter of 2003
with the First Quarter of 2002

      Net earnings increased to $56.7 million in the first quarter of 2003 from $52.4 million in the same period of 2002. Operating earnings for the first quarter of 2003 increased 6% to $77.2 million from $73.1 million in the same period of 2002. Lower operating earnings from Environmental Technologies, Process Technologies and Materials Services were partially offset by higher operating earnings from Appearance and Performance Technologies. Operating earnings in the Company's "All-Other" category increased primarily from the royalty settlement gain reported in the first quarter of 2003 (see Note 2, "Special Charges and Credits," for further detail).

Excluding certain items reported in 2003, Engelhard would have reported net earnings of $46.9 million and diluted earnings per share of $0.37 for the quarter ended March 31, 2003. Management believes the amounts as adjusted better reflect the core earnings of the Company. The following table reconciles the Company's net earnings and diluted earnings per share as reported with net earnings and diluted earnings per share as adjusted (in millions, except per share amounts):

	Three Months Ended March 31,
	2003			2002
	Net Earnings	Earnings Per Share		Net Earnings	Earnings Per Share
Net earnings before cumulative effect of a change in accounting principle, net of tax - as reported	$58.9	$0.46		$52.4	$0.40
Research Corporation royalty settlement - See Note 2	(17.6)	(0.14)		-	-
Special charges - See Note 2	5.6	0.04		-	-
Net earnings before cumulative effect of a change in accounting principle,
net of tax - as adjusted	$46.9	$0.37	*	$52.4	$0.40

* - Amounts do not add due to rounding.

      The effective tax rate was 23% in the first quarter of 2003 compared with 25.0% in the same period of 2002. The lower rate was primarily the result of higher percentage depletion deductions, the recognition of foreign tax items and research and development tax credits in excess of previous estimates, and a shift in the geographical mix of earnings.

      The Company's share of earnings from affiliates was $5.6 million for the first quarter of 2003 compared with $3.7 million for the same period in 2002. Higher equity earnings were primarily from Heesung Engelhard, a 49%-owned environmental catalyst joint venture in South Korea and N.E. Chemcat, a 38.8%-owned, publicly traded Japanese corporation that is a leading producer of automotive and chemical catalysts, electronic chemicals and other precious-metals-based products.

      Interest expense decreased 16% to $6.1 million for the first quarter of 2003 compared with $7.3 million for the same period in 2002. Interest income was $0.6 million in the first quarter of 2003 compared with $0.4 million for the same period in 2002. Lower interest expense was primarily due to lower short-term interest rates.

      Net sales decreased 17% to $0.8 billion in the first quarter of 2003 from $1.0 billion for the same period in 2002. Lower sales resulted from decreased sales in the Materials Services segment as a result of lower prices and volumes for certain platinum group metals.

Environmental Technologies

      Operating earnings decreased 38% to $24.6 million in the first quarter of 2003 from $39.7 million in the same period of 2002. Net sales for the first quarter of 2003 increased 30% to $213.5 million from $164.4 million in the same period of 2002.

      The majority of this segment's sales are derived from technologies to control pollution from mobile sources, including gasoline and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles.

      Operating earnings were lower primarily from lower volumes of emission-control systems for gas turbines used in power-generation applications and lower volumes to the surface coatings markets. This decline resulted from a difficult comparison from an exceptionally strong year-ago quarter in the energy market and lower demand from the aerospace industry. Earnings also decreased from a management consolidation and productivity initiative charge of $5.3 million (see Note 2, "Special Charges and Credits," for further detail) recorded in the first quarter of 2003, the reversal of a warranty accrual of $4.9 million in the first quarter of 2002 for a particular stationary-source, emission-control capital equipment project as a result of improved catalyst technology, higher depreciation costs of $2.2 million and higher energy costs of $0.9 million. This decrease was partially offset by the favorable impact of foreign exchange of $2.2 million.

       Sales increased primarily from the addition of higher pass-through substrate costs, which represented more than half of the increase in sales. Sales were also impacted by the favorable impact of foreign exchange of $12.0 million, an estimated 1% increase in worldwide production of light-duty vehicles and higher volumes in both OEM and retrofit diesel markets. Higher sales were partially offset by $4.9 million on lower volumes of emission-control systems for gas turbines used in power-generation applications and by $4.2 million on lower volumes to the surface coatings markets.

Process Technologies

      Operating earnings decreased 21% to $13.5 million in the first quarter of 2003 from $17.1 million in the same period of 2002. Net sales for the first quarter of 2003 increased 3% to $118.5 million from $115.4 million in the same period of 2002.

      Operating earnings decreased primarily from lower sales volumes to chemical-process markets, a productivity charge of $2.6 million (see Note 2, "Special Charges and Credits," for further detail) recorded in the first quarter of 2003 and higher energy costs of $0.5 million. These decreases were partially offset by increased demand for new technologies offered to the petroleum-refining, polyolefin and gas-to-liquids markets and the favorable impact of foreign exchange of $1.6 million.

      Sales increased primarily from increased demand for the new technologies offered to the petroleum-refining, polyolefin and gas-to-liquids markets which aggregated $13.5 million and the favorable impact of foreign exchange of $3.3 million. Sales were reduced by $3.4 million due to lower precious metal prices, which are passed through to chemical-process catalyst customers in Europe and lower sales to chemical-process markets of $6.2 million primarily from the timing of orders.

Appearance and Performance Technologies

      Operating earnings increased 23% to $18.6 million in the first quarter of 2003 from $15.1 million in the same period of 2002. Net sales increased 4% to $159.2 million for the first quarter of 2003 from $152.4 million in the same period of 2002.

      Sales and operating earnings increased primarily from increased sales volumes to the coatings, cosmetics/personal care, automotive and specialty mineral-based markets. Operating earnings were also favorably impacted by lower costs from productivity improvements of $3.3 million. Partially offsetting this increase were higher energy costs of $3.6 million.

      The Company expects to incur a charge in the second quarter of 2003 in this segment of approximately $9 million ($0.05 per share on a diluted basis) which will provide for the remaining lease cost for minerals storage facilities no longer needed because of productivity initiatives implemented in 2002.

Materials Services

       Operating earnings decreased 56% to $4.5 million in the first quarter of 2003 from $10.2 million in the same period of 2002. Net sales decreased 41% to $329.0 million in the first quarter of 2003 from $560.7 million in the same period of 2002.

       Operating earnings were down primarily due to the realization of a previously unrecognized contractual benefit of $5.5 million in the first quarter of 2002. Sales decreased primarily from lower prices and volumes for certain platinum group metals. The lower results continued to reflect reduced industrial demand for certain platinum group metals and recycling services.

Financial Condition and Liquidity

       Working capital was $222.0 million at March 31, 2003 compared with $179.8 million at December 31, 2002. The current ratio was 1.1 at March 31, 2003 and December 31, 2002. The percentage of total debt to total capitalization was 36% at March 31, 2003 and December 31, 2002.

       The variance in cash flows from operating activities primarily occurred in the Materials Services segment and reflects changes in metal positions used to facilitate requirements of the Company, its metals customers and suppliers (see Note 13, "Supplemental Information," for Materials Services variances). Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, transactions are hedged on a daily basis. Hedging is accomplished primarily through forward, future and option contracts. However, in closely monitored situations for which exposure levels have been set by senior management, the Company from time to time holds large unhedged industrial commodity positions that are subject to future market price fluctuations. These positions are included in committed metal positions along with hedged metal holdings. The bulk of hedged metal obligations represent spot short positions. As these positions generate cash, their cash effect is included in the financing activities section of the Company's "Condensed Consolidated Statements of Cash Flows." Other than in closely monitored situations, these positions are hedged with forward purchases. In addition, the aggregate fair value of derivatives in a loss position is reported in hedged metal obligations (derivatives in a gain position are included in committed metal positions). Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Committed metal positions may include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined. As of March 31, 2003, the aggregate market value of metals purchased under a contract for which a provisional price had been paid had fallen below the amounts advanced. In April, this excess was eliminated, without any loss, through receipt of cash under a previously disclosed agreement.

      The variance in cash flows from investing activities is primarily related to a distribution received in the first quarter of 2003 as a result of the liquidation of the Company's Engelhard-CLAL joint venture and changes in capital expenditures.

       The variance in cash flows from financing activities was impacted by a change in hedged metal obligations, an increase in short-term borrowings, decreased purchases of treasury stock and less cash received from the exercise of stock options. The increase in hedged metal obligations combined with the increase in committed metal positions for the first quarter of 2003 was largely due to metal transaction timing. The balance sheet amounts for both accounts are expected to be significantly reduced by the end of the second quarter of 2003.

       The Company has filed a shelf registration for $300 million of Corporate debt. The Company expects to issue debt of approximately $150 million under the shelf registration in the second quarter of 2003.

       The Company has consistently derived considerable cash flow from operations, which has been used, along with both short- and long-term debt, to pay for capital expenditures, acquisitions, treasury stock purchases, dividends and other corporate requirements. The continuation of these levels of cash flow is expected but is subject to risk factors disclosed in the Company's 2002 Form 10-K and in the Forward-Looking Statements section of this Form 10-Q. In addition, the Company has always maintained investment-grade credit ratings that it considers important for cost-effective and ready access to the credit markets. Management fully expects to be able to obtain future funding from both short- and long-term debt for cash requirements in excess of those from operations. In the event that any of these sources prove to be below expectations, the Company has access to committed lines of credit aggregating $800 million. The Company has renewed $400 million of this committed line of credit that was scheduled to expire in May 2003. The remaining $400 million of this committed line of credit is scheduled to expire in May 2006.

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

      Among the risks and uncertainties that could cause actual results to differ materially are the following:

•	competitive pricing or product development activities that could affect the demand for our products, particularly competing catalyst and kaolin producers
•	the Company's ability to achieve and execute internal business plans
•	worldwide political instability as the Company operates primarily in the United States, the European community, the Asia-Pacific region, the Russian Federation, South Africa and South America
•	alliances and geographic expansions developing differently than anticipated
•	fluctuations in the supply and prices of precious and base metals and fluctuations in the relationships between forward prices to spot prices
•	government legislation and/or regulation (particularly on environmental issues), including tax obligations
•	technology, manufacturing and legal issues
•	the impact of any economic downturns and inflation
•	interest rate risk, foreign currency exchange rate risk, commodity price risk and credit risk
•	the impact of higher energy and raw material costs, and the availability of natural gas and rare earth elements
•	the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved
•	the impact of increased employee benefit costs and/or the resultant impact on employee relations
•	contingencies related to actual or alleged environmental contamination to which the Company may be a party
•	the impact of acquisitions, divestitures and restructurings
•	overall demand for the Company's products, including demand from the worldwide automotive and chemical-process markets
•	product quality/performance issues
•	exposure to product liability and other types of lawsuits
•	the impact of physical inventory losses, particularly with regard to precious and base metals
•	the loss of business from property and casualty exposure

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

PART II - OTHER INFORMATION

Item 4.     Results of Matters to a Vote of Security Holders

       The Company's Annual Meeting of the Shareholders was held on Thursday, May 1, 2003.

       Results of votes of security holders.
Election of Directors	For	Withheld
Marion H. Antonini	106,046,330	2,486,955
Henry R. Slack	106,791,482	1,741,803

James V. Napier, Norma T. Pace, Louis J. Giuliano, Barry W. Perry, and Douglas G. Watson continued as Directors after the annual meeting.

Item 6.	Exhibits and Reports on Form 8-K	Pages

(a)	(10)	Material Contracts

		(a) Form of Change in Control Agreement.	28-37

		(b) Amendment No. 2 to the Five-Year Credit Agreement, effective May 8, 2003.	38-42

		(c) Amendment and Restatement of the 364-Day Credit Agreement, effective May 8, 2003.	43-49

	(99)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350). **	50

(b)		There were no reports on Form 8-K filed during the quarter ended March 31, 2003. In a report on Form 8-K filed with the Securities and Exchange Commission (SEC) on April 29, 2003, the Company reported that it furnished its earnings release with the SEC for the first quarter of 2003.	*

*   Incorporated by reference as indicated.

** This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENGELHARD CORPORATION
(Registrant)

Date:	May 8, 2003	/s/ Barry W. Perry
Barry W. Perry
Chairman and Chief
Executive Officer

Date:	May 8, 2003	/s/ Michael A. Sperduto
Michael A. Sperduto
Vice President and Chief
Financial Officer

Date:	May 8, 2003	/s/ Alan J. Shaw
Alan J. Shaw
Controller

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

Date:	May 8, 2003	/s/ Barry W. Perry
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

Date:	May 8, 2003	/s/ Michael A. Sperduto
Michael A. Sperduto
Vice President and Chief
Financial Officer

EXHIBIT (10)(a)

FORM OF CHANGE IN CONTROL AGREEMENT

         Agreement, made this       of         , [year], by and between ENGELHARD CORPORATION, a Delaware corporation (the "Company"), and                           (the "Executive").

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

         (b)    Subject to the provisions of Section 6(c), all determinations required to be made under this Section 6, including determination of whether a Gross-Up Payment is required and of the amount of any such Gross-up Payment, shall be made by [Independent Auditing Firm] (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the date of termination of the Executive's employment, if applicable, or such earlier time as is requested by the Company, provided that any determination that an Excise Tax is payable by the Executive shall be made on the basis of substantial authority. The initial Gross-Up Payment, if any, as determined pursuant to this Section 6(b), shall be paid to the Executive within five business days of the receipt of the Accounting Firm's determination. If the Accounting Firm determines that no Excise Tax is payable by the Executive, it shall furnish the Executive with a written opinion that he has substantial authority not to report any Excise Tax on his Federal income tax return. Any determination by the Accounting Firm meeting the requirements of this Section 6(b) shall be binding upon the Company and the Executive; subject only to payments pursuant to the following sentence based on a determination that additional Gross-Up Payments should have been made, consistent with the calculations required to be made hereunder (the amount of such additional payments is referred to herein as the "Gross-Up Underpayment"). In the event that the Company exhausts its remedies pursuant to Section 6(c) and the Executive thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Gross-Up Underpayment that has occurred and any such Gross-Up Underpayment shall be promptly paid by the Company to or for the benefit of the Executive. The fees and disbursements of the Accounting Firm shall be paid by the Company.

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
101 Wood Avenue - P.O. Box 770
Iselin, New Jersey 08830-0770

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

        List of current executive officers who have entered into this Form of Change in Control Agreement with the Company:

Arthur A. Dornbusch, II
Mark Dresner
John C. Hess
Peter B. Martin
Barry W. Perry
Michael A. Sperduto

EXHIBIT (10)(b)

AMENDMENT NO. 2 dated as of May 8, 2003 (this "Amendment") to the Five-Year Credit Agreement (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement") dated as of May 11, 2001, among ENGELHARD CORPORATION, a Delaware corporation ("the Borrower"), the BANKS party thereto, THE CHASE MANHATTAN BANK, now known as JPMORGAN CHASE BANK, as administrative agent (the "Agent") and swingline bank, JPMORGAN SECURITIES INC., now known as J.P. MORGAN SECURITIES INC., as lead arranger and book manager, BANK OF TOKYO-MITSUBISHI TRUST COMPANY and WACHOVIA BANK, N.A., as documentation agents and COMMERZBANK AG, as syndication agent.

           A. Capitalized terms used but not otherwise defined herein have the meanings assigned to them in the Credit Agreement.

           B. The Borrower has requested that the Lenders amend certain provisions of the Credit Agreement. The Majority Banks are willing to agree to such amendments on the terms and subject to the conditions of this Amendment.

           Accordingly, in consideration of the mutual agreements herein contained and other good and valuable consideration, the sufficiency and receipt of which are hereby acknowledged, the parties hereto hereby agree as follows:

           SECTION 1. Amendments.

(a) Section 6.01(c) of the Credit Agreement is hereby amended by deleting reference therein to "Winston & Strawn" and replacing it with a reference to "Cravath, Swaine & Moore LLP".

     (b) Section 7.10 of the Credit Agreement is hereby amended by deleting therefrom the words "more than $10,000,000" and replacing them with the words "an amount that could reasonably be expected to result in a material adverse change in the business, assets, conditions (financial or otherwise) or results of operations of the Company and its Subsidiaries taken as a whole".

     (c) Section 8.04(a) of the Credit Agreement is hereby amended by deleting reference therein to "Arthur Andersen LLP" and replacing it with a reference to "Ernst & Young LLP".

(d) Section 11 of the Credit Agreement is hereby amended as follows:

(i) Section 11.02(a) of the Credit Agreement is hereby amended by deleting the reference therein to "Peter Rapin, Treasurer (Telecopy No. (732)205- 9847)" and replacing it with a reference to "Daryl Barber, Assistant Treasurer (Telecopy No. (732) 205-9847)".

(ii) Section 11.02(b) of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

"(b) if to the Administrative Agent, to JPMorgan Chase Bank, Global Chemicals Group, 270 Park Avenue, New York, New York 10017, Attention: Lawrence Palumbo (Telecopy No. (212) 270-5100), with a copy to JPMorgan Chase Bank, Loan and Agency Services Group, 1111 Fannin Street, Houston, Texas 77054, Attention: Janene English (Telecopy No. (713) 427-6307);"

(iii) Section 11.02(c) of the Credit Agreement is hereby amended by deleting clause (c) in its entirety.

     (iv) Section 11.02(d) of the Credit Agreement is hereby amended by deleting the clause designator "(d)" and substituting therefor clause designator "(c)".

(v) Section 11.12(b) of the Credit Agreement is hereby amended by inserting the following at the end of such Section:

"Notwithstanding anything herein or in any related document to the contrary, any party subject to confidentiality obligations hereunder or under any other related document (and any employee, representative or other agent of such party) may disclose to any and all persons, without limitation of any kind, such party's U.S. federal income tax treatment and the U.S. federal income tax structure of the transactions contemplated by this Agreement relating to such party and all materials of any kind (including opinions or other tax analyses) that are provided to it relating to such tax treatment and tax structure. This authorization is not intended to permit disclosure of any other information including, without limitation, any commercial or financial information or any other term or detail not relevant to the tax treatment or the tax structure of the transactions contemplated by this Agreement."

(e) Each reference to "The Chase Manhattan Bank" in the Credit Agreement and in the Exhibits and Schedule I to the Credit Agreement is hereby deleted and replaced with a reference to "JPMorgan Chase Bank".

      (f) Each reference to "JPMorgan Securities Inc." in the Credit Agreement and in the Exhibits to the Credit Agreement is hereby deleted and replaced with a reference to "J.P. Morgan Securities Inc".

(g) Each reference to "Chase" in the Credit Agreement is hereby deleted and replaced with a reference to "JPMCB".

           SECTION 2. Representations and Warranties. The Borrower represents and warrants to each other party hereto that as of the Effective Date:

(a) After giving effect to this Amendment, the representations and warranties on the part of the Borrower contained in the Credit Agreement are true and correct in all material respects at and as of the Effective Date as though made on and as of the Effective Date (except to the extent such representations and warranties expressly relate solely to an earlier date).

      (b) After giving effect to this Amendment, the Borrower is in compliance with the covenants set forth in Section 8 of the Credit Agreement.

(c) After giving effect to this Amendment, no Event of Default or Default has occurred and is continuing.

          SECTION 3. Effectiveness. This Amendment shall become effective on the date (the "Effective Date") the Agent shall have received duly executed counterparts hereof which, when taken together, bear the authorized signatures of the Borrower, the Agent and the Majority Banks.

           SECTION 4. Effect of Amendment. Except as expressly set forth herein, this Amendment shall not by implication or otherwise limit, impair, constitute a waiver of, or otherwise affect the rights and remedies of the Banks, the Swingline Bank, the Administrative Agent, the Arranger, the Documentation Agents or the Syndication Agent, under the Credit Agreement or any other Credit Document, and shall not alter, modify, amend or in any way affect any of the terms, conditions, obligations, covenants or agreements contained in the Credit Agreement or any other Credit Document, all of which are ratified and affirmed in all respects and shall continue in full force and effect. Nothing herein shall be deemed to entitle the Borrower to a consent to, or a waiver, amendment, modification or other change of, any of the terms, conditions, obligations, covenants or agreements contained in the Credit Agreement or any other Credit Document in similar or different circumstances. This Amendment shall apply and be effective only with respect to the provisions of the Credit Agreement specifically referred to herein. This Amendment shall constitute a "Credit Document" for all purposes of the Credit Agreement and the other Credit Documents. As used therein, the terms "Agreement", "herein", "hereunder", "hereto", "hereof" and words of similar import shall, unless the context otherwise requires, refer to the Credit Agreement as modified hereby.

           SECTION 5. Applicable Law. THIS AMENDMENT SHALL BE DEEMED TO BE A CONTRACT MADE UNDER THE LAWS OF THE STATE OF NEW YORK, AND FOR ALL PURPOSES SHALL BE CONSTRUED IN ACCORDANCE WITH THE LAWS OF SAID STATE WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW.

           SECTION 6. Counterparts. This Amendment may be executed in any number of counterparts, each of which shall constitute an original but all of which, when taken together, shall constitute but one contract. Delivery of an executed counterpart of a signature page of this Amendment by telecopy shall be effective as delivery of a manually executed counterpart of this Amendment.

           SECTION 7. Headings. The headings of this Amendment are for purposes of reference only and shall not limit or otherwise affect the meaning hereof.

[signature pages follow]

           IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be duly executed by their respective authorized officers as of the date first above written.

ENGELHARD CORPORATION, by: /s/ Mac C.P. Mak
Name: Mac C.P. Mak Title: Treasurer

     SCHEDULE OF BANKS

JPMORGAN CHASE BANK

J.P. MORGAN SECURITIES INC.

THE BANK OF NOVA SCOTIA

SUNTRUST BANK

BANCA POPOLARE DI MILANO, NY BRANCH

ING BANK N.V., DUBLIN BRANCH

WESTLB AG, NEW YORK BRANCH

SUMITOMO MITSUI BANKING CORPORATION

NORDDEUTSCHE LANDESBANK GIROZENTRALE
NEW YORK AND/OR CAYMAN ISLANDS BRANCH

THE BANK OF NEW YORK

BANCA INTESA S.P.A., NEW YORK BRANCH

BANK OF TOKYO-MITSUBISHI TRUST COMPANY

ABN AMRO N.V.

BANK OF AMERICA, N.A.

COMMERZBANK AG - NEW YORK AND GRAND CAYMAN BRANCHES

MELLON BANK, N.A.

WACHOVIA BANK, N.A.

BANK ONE, N.A.

CITIBANK, N.A.

EXHIBIT (10)(c)

ENGELHARD CORPORATION

$400,000,000

AMENDED AND RESTATED CREDIT AGREEMENT

Dated as of May 8, 2003

Amending and Restating the
364-Day Credit Agreement
dated as of May 11, 2001,
as amended and restated as of
May 10, 2002

JPMORGAN CHASE BANK,
as Administrative Agent,

BANK OF TOKYO-MITSUBISHI TRUST COMPANY,
as Documentation Agent,

and

ABN-AMRO BANK N.V.,
as Syndication Agent

J.P. MORGAN SECURITIES INC.,
as Lead Arranger and Book Manager

AMENDED AND RESTATED CREDIT AGREEMENT dated as of May 8, 2003 (this "Amendment and Restatement") amending and restating the 364-DAY CREDIT AGREEMENT dated as of May 11, 2001, as amended and restated as of May 10, 2002 (the "Credit Agreement"), among ENGELHARD CORPORATION, a Delaware corporation (hereinafter called the "Company"), the Banks party thereto, JPMORGAN CHASE BANK, as Administrative Agent (hereinafter, in such capacity, together with any successor thereto in such capacity, the "Administrative Agent"), BANK OF TOKYO-MITSUBISHI TRUST COMPANY, as Documentation Agent (hereinafter, in such capacity, together with any successor thereto in such capacity, the "Documentation Agent"), and ABN-AMRO BANK N.V., as Syndication Agent (hereinafter, in such capacity, together with any successor thereto in such capacity, the "Syndication Agent").

           The Company has requested that the Credit Agreement be amended and restated as set forth in Section 1 below and the parties hereto are willing so to amend the Credit Agreement. Each capitalized term used but not defined herein has the meaning assigned thereto in the Credit Agreement.

           In consideration of the premises and the agreements, provisions and covenants herein contained, the parties hereto hereby agree, on the terms and subject to the conditions set forth herein, as follows:

           SECTION 1. Amendment and Restatement. Upon the effectiveness of this Amendment and Restatement as provided in Section 3 below, the Credit Agreement shall be amended and restated in the form in which it shall exist immediately prior to such effectiveness, but with the caption set forth above and the following revisions:

(a) The first paragraph following the caption to the Credit Agreement is hereby amended by (i) inserting "which was amended and restated as of May 10, 2002" between "Credit Agreement" and "(the "Credit Agreement")" and (ii) inserting "further" between "wish to" and "amend and restate".

      (b) Section 1.02 of the Credit Agreement is hereby amended by deleting each reference therein to "December 31, 2001" and replacing it with a reference to "December 31, 2002".

      (c) Section 6.01(c) of the Credit Agreement is hereby amended by deleting reference therein to "Winston & Strawn" and replacing it with a reference to "Cravath, Swaine & Moore LLP".

(d) Section 7 of the Credit Agreement is hereby amended as follows:

(i) Section 7.04 of the Credit Agreement is hereby amended by deleting the reference therein to "December 31, 2001" and replacing it with a reference to "December 31, 2002".

     (ii) Section 7.05 of the Credit Agreement is hereby amended by deleting the reference therein to "December 31, 2001" and replacing it with a reference to "December 31, 2002".

(iii) Section 7.10 of the Credit Agreement is hereby amended by deleting therefrom the words "more than $10,000,000" and replacing them with the words "an amount that could reasonably be expected to result in a material adverse change in the business, assets, condition (financial or otherwise) or results of operations of the Company and its Subsidiaries taken as a whole".

(e) Section 8.04(a) of the Credit Agreement is hereby amended by deleting reference therein to "Arthur Andersen LLP" and replacing it with a reference to "Ernst & Young LLP".

(f) Section 11 of the Credit Agreement is hereby amended as follows:

(i) Section 11.02(a) of the Credit Agreement is hereby amended by deleting the reference therein to "Peter Rapin, Treasurer (Telecopy No. (732) 205-9847)" and replacing it with a reference to "Daryl Barber, Assistant Treasurer (Telecopy No. (732) 205-9847)".

      (ii) Section 11.02(b) of the Credit Agreement is hereby amended by deleting the reference therein to "(212) 270-7939" and replacing it with a reference to "(212) 270-5100" and deleting the reference therein to "One Chase Manhattan Plaza, New York, New York 10081 Attention: Lisa Pucciarelli (Telecopy No. (212) 552-5777)" and replacing it with a reference to "1111 Fannin Street, Houston, Texas 77054, Attention: Janene English (Telecopy No. (713) 427-6307)".

(iii) Section 11.12(b) of the Credit Agreement is hereby amended by inserting the following at the end of such Section:

"Notwithstanding anything herein or in any related document to the contrary, any party subject to confidentiality obligations hereunder or under any other related document (and any employee, representative or other agent of such party) may disclose to any and all persons, without limitation of any kind, such party's U.S. federal income tax treatment and the U.S. federal income tax structure of the transactions contemplated by this Agreement relating to such party and all materials of any kind (including opinions or other tax analyses) that are provided to it relating to such tax treatment and tax structure. This authorization is not intended to permit disclosure of any other information including, without limitation, any commercial or financial information or any other term or detail not relevant to the tax treatment or the tax structure of the transactions contemplated by this Agreement."

(g) Effective Date. From and after the Effective Date (as defined below), all references in the Credit Agreement to "the date hereof" or other words or phrases of similar import, shall be deemed references to the date of this Amendment and Restatement.

      (h) Exhibits. (i) Each reference to "May 10, 2002" in the Exhibits to the Credit Agreement is hereby deleted and replaced with a reference to "May 8, 2003" and (ii) each reference to "Commerzbank AG" in the Exhibits to the Credit Agreement is hereby deleted and replaced with a reference to "ABN-AMRO Bank N.V.".

(i) Schedule I. Schedule I to the Credit Agreement is hereby deleted and Schedule I hereto is inserted in its place.

           SECTION 2. Representations and Warranties. The Company represents and warrants as of the Effective Date to the Lenders that:

(a) After giving effect to this Amendment and Restatement, the representations and warranties on the part of the Company contained in the Credit Agreement are true and correct in all material respects at and as of the Effective Date as though made on and as of the Effective Date (except to the extent such representations and warranties expressly relate solely to an earlier date).

      (b) After giving effect to this Amendment and Restatement, the Company is in compliance with the covenants set forth in Section 8 of the Credit Agreement.

(c) After giving effect to this Amendment and Restatement, no Event of Default or Default has occurred and is continuing.

           SECTION 3. Conditions to Effectiveness. This Amendment and Restatement shall become effective on the date hereof (the "Effective Date") subject to the following conditions precedent:

(a) The Administrative Agent (or its counsel) shall have received from each party hereto either (i) a counterpart of this Amendment and Restatement signed on behalf of such party or (ii) written evidence satisfactory to the Administrative Agent (which may include telecopy transmission of a signed signature page of this Amendment and Restatement) that such party has signed a counterpart of this Amendment and Restatement.

      (b) The Administrative Agent shall have received a written opinion (addressed to the Administrative Agent and the Banks and dated the Effective Date) of Cahill Gordon & Reindel, counsel to the Company, substantially in the form of Exhibit A to the Credit Agreement. The Company hereby requests such counsel to deliver such opinion.

      (c) The Administrative Agent shall have received certified copies of the charter and by-laws (or equivalent documents) of the Company, a long-form certificate of good standing for the Company from the office of the Secretary of State of the State of Delaware and certified copies of all corporate authority for the Company (including, without limitation, board of director resolutions and evidence of the incumbency, including specimen signatures, of officers) with respect to the execution, delivery and performance of this Amendment and Restatement and each other document to be delivered by the Company from time to time in connection herewith and the Loans hereunder.

      (d) The Administrative Agent, on behalf of itself and the Banks, shall have received all fees which they are entitled to be paid on or prior to the Closing Date in connection with the Credit Agreement and this Amendment and Restatement, as separately agreed upon in writing.

(e) On the Effective Date, no Loans shall be outstanding under the Credit Agreement.

           SECTION 4. Agreement. Except as specifically stated herein, the provisions of the Credit Agreement are and shall remain in full force and effect. As used therein, the terms "Credit Agreement", "this Agreement", "herein", "hereunder", "hereinafter", "hereto", "hereof" and words of similar import shall, unless the context otherwise requires, refer to the Credit Agreement as amended hereby.

           SECTION 5. Governing Law. THIS AMENDMENT AND RESTATEMENT SHALL BE DEEMED TO BE A CONTRACT MADE UNDER THE LAWS OF THE STATE OF NEW YORK, AND FOR ALL PURPOSES SHALL BE CONSTRUED IN ACCORDANCE WITH THE LAWS OF SAID STATE WITHOUT REGARD TO PRINCIPLES OF CONFLICTS OF LAW.

           SECTION 6. Counterparts. This Amendment and Restatement may be executed in any number of counterparts, each of which shall constitute an original but all of which when taken together shall constitute but one contract. Delivery of an executed counterpart of a signature page of this Amendment and Restatement by telecopy shall be effective as delivery of a manually executed counterpart of this Amendment and Restatement.

           SECTION 7. Expenses. The Company agrees to reimburse the Administrative Agent for all expenses incurred in connection with this Amendment and Restatement, including the fees, charges and disbursements of Cravath, Swaine & Moore LLP, counsel for the Administrative Agent, as separately agreed upon in writing.

           SECTION 8. Headings. The headings of this Amendment and Restatement are for purposes of reference only and shall not limit or otherwise affect the meaning hereof.

[signature pages follow]

           IN WITNESS WHEREOF, the parties hereto have caused this Amendment and Restatement to be duly executed by their respective authorized officers as of the day and year first above written.

ENGELHARD CORPORATION, by: /s/ Mac C.P. Mak
Name: Mac C.P. Mak Title: Treasurer

     SCHEDULE OF BANKS

JPMORGAN CHASE BANK

ABN-AMRO BANK N.V.

SUNTRUST BANK

BANCA INTESA S.P.A., NEW YORK BRANCH

BANK OF AMERICA, N.A.

WACHOVIA BANK, N.A.

MELLON BANK, N.A.

COMMERZBANK AG, NEW YORK AND GRAND CAYMAN BRANCHES

WESTLB AG, NEW YORK BRANCH

THE BANK OF NEW YORK

NORDDEUTSCHE LANDESBANK GIROZENTRALE
NEW YORK AND/OR CAYMAN ISLANDS BRANCH

SUMITOMO MITSUI BANKING CORPORATION

ING BANK, N.V., DUBLIN BRANCH

BANCA POPOLARE DI MILANO, NY BRANCH

BANCA DI ROMA S.P.A.

BANK ONE, N.A.

CITIBANK, N.A.

THE BANK OF NOVA SCOTIA

BANK OF TOKYO-MITSUBISHI TRUST COMPANY

EXHIBIT (99)

Certification Accompanying Periodic Report
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. Section 1350)

       The undersigned, Barry W. Perry, Chairman and Chief Executive Officer of Engelhard Corporation (the "Company"), and Michael A. Sperduto, Vice President and Chief Financial Officer of the Company, each hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2003 (the "Report") (1) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

Date:	May 8, 2003	/s/ Barry W. Perry
Barry W. Perry
Chairman and Chief
Executive Officer

Date:	May 8, 2003	/s/ Michael A. Sperduto
Michael A. Sperduto
Vice President and Chief
Financial Officer

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.