Form 10-Q
period 2003-06-30
ENGELHARD CORP
filed 2003-08-14
CIK 352947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
OR

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  x     No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

      Class of Common Stock             Outstanding at July 31, 2003
   $1 par value                                    125,242,676

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$929,358	$982,314	$1,759,797	$1,984,135
Cost of sales	766,461	805,158	1,447,339	1,646,287

Gross profit	162,897	177,156	312,458	337,848
Selling, administrative and other expenses	88,400	95,800	180,569	183,411
Special charge/(credit), net	7,802	(7,862)	(11,978)	(7,862)

Operating earnings	66,695	89,218	143,867	162,299
Equity in earnings of affiliates	7,539	4,408	13,177	8,070
Loss on investments	-	(6,659)	-	(6,659)
Interest income	1,123	322	1,716	743
Interest expense	(5,876)	(7,190)	(12,026)	(14,531)

Earnings before income taxes	69,481	80,099	146,734	149,922
Income tax expense	15,447	20,024	33,764	37,480

Net earnings before cumulative effect of a change in accounting
principle, net of tax	54,034	60,075	112,970	112,442
Cumulative effect of a change in accounting principle,
net of tax of $1,390	-	-	(2,269)	-

Net earnings	$54,034	$60,075	$110,701	$112,442

Earnings per share - basic: Earnings before cumulative effect of a change in accounting
principle	$0.43	$0.47	$0.90	$0.87
Cumulative effect of a change in accounting principle, net of tax	-	-	(0.02)	-

Earnings per share - basic	$0.43	$0.47	$0.88	$0.87

Earnings per share - diluted: Earnings before cumulative effect of a change in accounting
principle	$0.43	$0.46	$0.89	$0.85
Cumulative effect of a change in accounting principle, net of tax	-	-	(0.02)	-

Earnings per share - diluted	$0.43	$0.46	$0.87	$0.85

Cash dividends paid per share	$0.10	$0.10	$0.20	$0.20

Average number of shares outstanding - basic	125,261	128,707	126,067	128,750

Average number of shares outstanding - diluted	127,078	131,673	127,566	131,544

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)
(Unaudited)

	June 30, 2003	December 31, 2002
Cash	$95,979	$48,246
Receivables, net	346,687	380,270
Committed metal positions	328,565	615,441
Inventories	439,407	427,162
Other current assets	88,927	94,922
Total current assets	1,299,565	1,566,041
Investments	137,413	136,804
Property, plant and equipment, net	855,347	860,475
Goodwill	272,685	272,353
Other intangible and noncurrent assets	191,426	185,041
Total assets	$2,756,436	$3,020,714
Short-term borrowings	$130,114	$348,749
Accounts payable	210,257	225,045
Hedged metal obligations	304,064	537,243
Other current liabilities	268,548	275,250
Total current liabilities	912,983	1,386,287
Long-term debt	398,969	247,805
Other noncurrent liabilities	309,637	309,455
Shareholders' equity	1,134,847	1,077,167
Total liabilities and shareholders' equity	$2,756,436	$3,020,714

See the Accompanying Notes to the Unaudited Condensed Consolidated
Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net earnings	$110,701	$112,442
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	61,775	52,632
Amortization of intangible assets	1,649	1,515
Loss on investments	-	6,659
Equity results, net of dividends	(4,200)	(4,317)
Net change in assets and liabilities:
Materials Services related	267,789	7,706
All other	880	(6,449)

Net cash provided by operating activities	438,594	170,188

Cash flows from investing activities
Capital expenditures	(39,934)	(46,196)
Proceeds from investments	7,063	-
Acquisitions and other investments	-	(2,400)

Net cash used in investing activities	(32,871)	(48,596)

Cash flows from financing activities
Proceeds from short-term borrowings	-	203,212
Repayment of short-term borrowings	(218,563)	(223,220)
Decrease in hedged metal obligations	(209,601)	(11,708)
Proceeds from issuance of long-term debt	147,842	-
Repayment of long-term debt	(184)	(153)
Purchase of treasury stock	(74,714)	(90,545)
Cash from exercise of stock options	11,011	45,335
Dividends paid	(25,280)	(25,914)

Net cash used in financing activities	(369,489)	(102,993)
Effect of exchange rate changes on cash	11,499	5,382

Net increase in cash	47,733	23,981
Cash at beginning of year	48,246	33,034

Cash at end of period	$95,979	$57,015

See the Accompanying Notes to the Unaudited Condensed Consolidated
Financial Statements

ENGELHARD CORPORATION
BUSINESS SEGMENT INFORMATION
(Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Sales Environmental Technologies	$209,153	$170,564	$422,693	$335,005
Process Technologies	139,833	136,407	258,353	251,852
Appearance and Performance Technologies	175,190	170,632	334,386	323,002

Technology segments	524,176	477,603	1,015,432	909,859
Materials Services	394,485	495,564	723,442	1,056,293
All other	10,697	9,147	20,923	17,983

Total net sales	$929,358	$982,314	$1,759,797	$1,984,135

Operating Earnings Environmental Technologies	$31,489	$27,983	$56,066	$67,644
Process Technologies	24,571	22,972	38,091	40,041
Appearance and Performance Technologies	18,613	24,720	37,196	39,851

Technology segments	74,673	75,675	131,353	147,536
Materials Services	3,031	27,245	7,484	37,423
All other	(11,009)	(13,702)	5,030	(22,660)

Total operating earnings	66,695	89,218	143,867	162,299
Equity in earnings of affiliates	7,539	4,408	13,177	8,070
Loss on investments	-	(6,659)	-	(6,659)
Interest income	1,123	322	1,716	743
Interest expense	(5,876)	(7,190)	(12,026)	(14,531)

Earnings before income taxes	69,481	80,099	146,734	149,922
Income tax expense	15,447	20,024	33,764	37,480

Net earnings before cumulative effect of a change in accounting principle, net of tax	54,034	60,075	112,970	112,442
Cumulative effect of a change in accounting
principle, net of tax of $1,390	-	-	(2,269)	-

Net earnings	$54,034	$60,075	$110,701	$112,442

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

Note 2 - Special Charges and Credits

      In the second quarter of 2003, the Company recorded a charge of $7.8 million ($4.8 million after tax) related to a previously projected provision for the remaining lease cost of certain minerals-storage facilities no longer needed because of productivity initiatives. As of June 30, 2003, the Company's Appearance and Performance Technologies segment had ceased using these facilities and, accordingly, a provision for these remaining lease rentals was reported in the "Special charge/(credit), net" line in the "Condensed Consolidated Statements of Earnings."

      In the first quarter of 2003, the Company recorded charges totaling $8.7 million ($5.6 million after tax) primarily related to a management consolidation and productivity initiative in the Environmental and Process Technologies segments and within the "All-Other" category. The amounts of $5.3 million ($3.5 million after tax), $2.6 million ($1.6 million after tax) and $0.8 million ($0.5 million after tax) were reported in the Environmental Technologies segment, the Process Technologies segment and the "All-Other" category, respectively. These charges are included in the "Special charge/(credit), net" line in the "Condensed Consolidated Statements of Earnings."

      In the Environmental Technologies segment, the charge of $5.3 million primarily relates to the closure of the segment's Coleford, UK plant ($2.8 million) and employee severance costs related to productivity initiatives ($2.5 million). The employee severance charges relate to the reduction of 96 salaried and 12 hourly employees. The Coleford plant, which supports the segment's catalyst canning operations, will be shut down in phases to be complete by October 31, 2003. As a result of closing this plant, the segment will outsource the canning operations associated with this business. The closure resulted in an impairment charge of $1.5 million to write down fixed assets and other exit-related costs of $1.3 million. As of June 30, 2003, the liability associated with this charge was $1.7 million.

      In the Process Technologies segment, the charge of $2.6 million primarily relates to employee severance and the termination of an agency agreement associated with sales to the chemical-process market. The employee severance charges relate to the reduction of 13 salaried employees. Selling activities associated with the termination of this agency agreement will be covered by the segment's internal sales force. As of June 30, 2003, the liability associated with this charge was $0.7 million.

      In the "All-Other" category, the charge of $0.8 million was for employee severance costs related to the reduction of six salaried employees. As of June 30, 2003, the liability associated with this charge was $0.4 million.

      On October 29, 2002, a jury in the New York County Supreme Court awarded the Company $29.8 million in damages in a breach of contract action the Company had brought against Research Corporation and Research Corporation Technologies in 1998. The jury found that the defendants did not share with the Company all of the royalties to which the Company was entitled under a royalty-sharing agreement it entered into with Research Corporation in 1979. Statutory interest to the date of the verdict would have increased the amount awarded to approximately $42.2 million. On March 21, 2003, the Company entered into a settlement agreement, releasing this claim in exchange for payment of $38.0 million. Accordingly, the Company recorded a gain of $28.4 million ($17.6 million after tax) in the first quarter of 2003, net of legal fees and the portion of the settlement related to future royalties. This gain was included in the Company's "All-Other" category and in the "Special charge/(credit), net" line in the "Condensed Consolidated Statements of Earnings."

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

     At January 1, 2003, the Company recognized transition amounts for existing asset retirement obligation liabilities, associated capitalizable costs and accumulated depreciation. A non-cash transition charge of $3.7 million ($2.3 million after tax or $0.02 per share on a diluted basis) was recorded on January 1, 2003 as the cumulative effect of an accounting change. Pro forma net income and diluted earnings per share as if the provisions of SFAS No. 143 had been adopted on January 1, 2002, excluding the cumulative effect of an accounting change, for the six-month periods ended June 30, 2003 and June 30, 2002 are $112.7 million and $0.88 per share and $112.1 million and $0.85 per share, respectively.

      The following table represents the change in the Company's asset retirement obligation liability for the six-month period ended June 30, 2003 (in millions):

2003
Asset retirement obligation at January 1, 2003	$-
Liability recognized in transition	7.1
Accretion expense	0.2
Payments	(0.3)
Asset retirement obligation at June 30, 2003	$7.0

      The pro forma amount of liability for asset retirement obligation as if the provisions of SFAS No. 143 had been applied at January 1, 2002 is $6.7 million.

Note 4 - Inventories

Inventories consist of the following (in millions):

	June 30, 2003	December 31, 2002
Raw materials	$109.3	$95.4
Work in process	52.1	77.0
Finished goods	259.7	237.4
Precious metals	18.3	17.4
Total inventories	$439.4	$427.2

      The majority of the Company's physical metal is carried in the committed metal positions line on the balance sheet at fair value with the remainder carried in the inventory line at historical LIFO cost. The market value of the precious metals recorded at LIFO exceeded cost by $51.8 million and $58.3 million at June 30, 2003 and December 31, 2002, respectively.

      In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms. Metals held for the accounts of customers and suppliers are not reflected in the Company's financial statements.

Note 5 - Comprehensive Income

Comprehensive income is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net earnings	$54.0	$60.1	$110.7	$112.4
Other comprehensive income (loss): Foreign currency translation adjustment	18.9	51.3	30.3	33.8
Cash flow hedge adjustment, net of tax	-	0.8	0.1	4.0
Investment adjustment, net of tax	(0.2)	-	(0.2)	-

Comprehensive income	$72.7	$112.2	$140.9	$150.2

      The foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. entities.

Note 6 - Earnings Per Share

The following table represents the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2003	2002	2003	2002
Basic EPS Computation
Net earnings applicable to common shares	$54.0	$60.1	$110.7	$112.4
Average number of shares outstanding - basic	125.3	128.7	126.1	128.8
Basic earnings per share	$0.43	$0.47	$0.88	$0.87
Diluted EPS Computation
Net earnings applicable to common shares	$54.0	$60.1	$110.7	$112.4
Average number of shares outstanding - basic	125.3	128.7	126.1	128.8
Effect of dilutive stock options and other incentives	1.8	3.0	1.5	2.7
Average number of shares outstanding - diluted	127.1	131.7	127.6	131.5
Diluted earnings per share	$0.43	$0.46	$0.87	$0.85

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

      The Company documents all relationships between derivative hedging instruments and items impacted by cash flow hedges at the time the hedges are initiated, as well as its risk-management objectives and strategy for entering into various hedge transactions. For the three and six-month periods ended June 30, 2003 and 2002, there was no gain or loss recognized in earnings resulting from hedge ineffectiveness.

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

      Other forward contracts entered into to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments for accounting purposes. Changes in the fair value of these contracts are recorded in earnings to offset the foreign exchange gains and losses arising from the effect of changes in exchange rates used to measure related monetary assets and liabilities.

Commodity Contracts

      The Company enters into contracts that are designated as cash flow hedges to protect a portion of its exposure to movements in certain commodity prices. The ultimate maturities of the contracts are timed to coincide with the expected usage of these commodities.

Interest Rate Derivatives

      The Company uses interest rate derivatives that are designated as fair value hedges to help achieve its fixed and floating rate debt objectives. The Company currently has two interest rate swap agreements with a total notional value of $100 million maturing in August 2006 and three interest rate swap agreements with a total notional value of $150 million maturing in May 2013. These agreements effectively change fixed rate debt obligations into floating rate debt obligations. The total notional values and maturity dates of these agreements are equal to the face values and the maturity dates of the related debt instruments. For these fair value hedges, there was no gain or loss recognized from hedged firm commitments no longer qualifying as fair value hedges for the three and six-month periods ended June 30, 2003 and 2002.

Note 8 - Guarantees and Warranties

      In the normal course of business, the Company incurs obligations with regard to contract completion and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit. At June 30, 2003, the aggregate outstanding amount of letters of credit supporting such obligations amounted to $59.8 million, of which $43.7 million will expire in less than one year, $7.6 million will expire in two to three years, $0.2 million will expire in four to five years, and $8.3 million will expire after five years. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations as the Company anticipates fulfilling its performance obligations.

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

      The change in the Company's product warranty reserves for the six-month period ended June 30, 2003 is as follows (in millions):

Balance at January 1, 2003	$11.1
Payments	(3.3)
Provision	1.3
Balance at June 30, 2003	$9.1

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

     The following information relates to acquired amortizable intangible assets (in millions):

	As of June 30, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Amortizable Intangible Assets
Usage rights	$18.9	$3.5	$17.2	$2.6
Supply agreements	16.6	3.9	15.4	3.1
Technology licenses	7.4	2.2	7.4	1.9
Other	3.7	1.9	3.7	1.8
Total	$46.6	$11.5	$43.7	$9.4

     The increased carrying amount of acquired amortizable intangible assets is primarily due to the impact of foreign exchange.

      Total accumulated amortization for goodwill and other intangible assets amounted to $78.4 million and $76.8 million at June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003, the estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Estimated Annual Amortization Expense:
2003	$3.3
2004	3.3
2005	3.3
2006	3.1
2007	3.1

      The following table represents the changes in the carrying amount of goodwill for the six-month period ended June 30, 2003 (in millions):

	Environmental Technologies	Process Technologies	Appearance & Performance Technologies	All Other	Total
Balance as of January 1, 2003	$13.0	$106.9	$152.0	$0.5	$272.4
Foreign currency translation adjustment	0.1	0.3	(0.1)	-	0.3
Balance as of June 30, 2003	$13.1	$107.2	$151.9	$0.5	$272.7

Note 10 - Committed Metal Positions and Hedged Metal Obligations

      Both spot metal positions and derivative instruments are stated at fair value. Fair value is based on published market prices. The following table sets forth the Company's unhedged metal positions included in committed metal positions on the Company's "Condensed Consolidated Balance Sheets":

Metal Positions Information (in millions):

	June 30, 2003		December 31, 2002
	Net Position	Value	Net Position	Value
Platinum group metals	Short	$4.4	Long	$16.6
Gold	Long	1.5	Long	1.1
Silver	Long	0.2	Long	0.4
Base metals	Long	7.1	Short	2.3
Total unhedged metal positions		$13.2		$20.4

      Committed metal positions may include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined. As of June 30, 2003, all such contracts have been final priced and settled without any loss to the Company.

      Derivative metal and foreign currency instruments are used to hedge metal positions and obligations. As of June 30, 2003, over 99% of these instruments have settlement terms of less than one year, with the remaining instruments expected to settle within three years. These derivative metal and foreign currency instruments consist of the following:

Metal Hedging Instruments (in millions):

	June 30, 2003		December 31, 2002
	Buy	Sell	Buy	Sell
Metal forwards/futures	$592.1	$570.9	$1,234.5	$494.4
Eurodollar futures	47.2	98.0	113.0	86.0
Swaps	7.1	8.2	4.7	7.7
Options	15.7	9.9	101.7	98.7
Foreign exchange forwards/futures	-	109.1	-	93.1

Note 11 - New Accounting Pronouncements

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not obtain an interest in any variable interest entities after January 31, 2003. The Company believes that the provisions of FIN 46 will not have a material impact on the Company's financial statements.

      In April 2003, the FASB issued SFAS No. 149, " Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective dates. This statement did not have any impact on the accompanying financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect this Statement to have a material impact on the Company's financial statements.

Note 12 - Stock Option and Bonus Plans

      The Company has several long-term incentive compensation plans that allow for the granting of stock options to employees. Had compensation cost for the Company's stock option plans been determined based on the fair value at grant date consistent with the provisions of Statement of Financial Accounting Standards ("SFAS") No.123, "Accounting for Stock Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," the Company's net earnings and earnings per share would have been as follows:

Pro Forma Information	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2003	2002	2003	2002
Net earnings - as reported	$54.0	$60.1	$110.7	$112.4
Deduct: Total stock-based employee compensation expense determined under fair value based method
for all awards, net of tax	(1.4)	(1.6)	(2.8)	(3.1)
Net earnings--pro forma	$52.6	$58.5	$107.9	$109.3
Earnings Per Share: Basic earnings per share--as reported	$0.43	$0.47	$0.88	$0.87
Basic earnings per share--pro forma	0.42	0.45	0.86	0.85
Diluted earnings per share--as reported	0.43	0.46	0.87	0.85
Diluted earnings per share--pro forma	0.41	0.44	0.85	0.83

Note 13 - Supplemental Information

      The following table presents certain supplementary information to the Company's "Condensed Consolidated Statements of Cash Flows":

SUPPLEMENTARY CASH FLOW INFORMATION
(in millions)

	Six Months Ended June 30,
	2003	2002
Materials Services related: Change in assets and liabilities - source/(use): Receivables	$11.8	$6.0
Committed metal positions	263.3	31.5
Inventories	1.0	(0.3)
Other current assets	(1.1)	(5.8)
Accounts payable	18.3	(8.0)
Accrued liabilities	(25.5)	(15.7)
Net cash flows from changes in assets and liabilities	$267.8	$7.7
All Other: Change in assets and liabilities - source/(use):
Receivables	$27.4	$(27.9)
Inventories	(3.5)	(3.7)
Other current assets	8.8	(15.1)
Other noncurrent assets	(0.9)	2.3
Accounts payable	(36.5)	(7.1)
Accrued liabilities	13.8	40.0
Noncurrent liabilities	(8.2)	5.1
Net cash flows from changes in assets and liabilities	$0.9	$(6.4)

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of
                 Operations

Results of Operations

Comparison of the Second Quarter of 2003
with the Second Quarter of 2002

      Net earnings decreased 10% to $54.0 million in the second quarter of 2003 from $60.1 million in the same period of 2002. Operating earnings for the second quarter of 2003 decreased 25% to $66.7 million from $89.2 million in the same period of 2002. Lower operating earnings from Appearance and Performance Technologies and Materials Services were partially offset by higher operating earnings from Environmental and Process Technologies.

      For the second quarter ended June 30, 2003, operating earnings include a charge of $7.8 million related to lease commitments for idle facilities (see Note 2, "Special Charges and Credits," for further detail). For the second quarter ended June 30, 2002, operating earnings include a restructuring charge of $3.1 million and an insurance settlement gain of $11.0 million.

      The effective tax rate was 22.2% in the second quarter of 2003 compared with 25.0% in the same period of 2002. The lower rate was a result of lowering the 2003 annual rate to 23.0% primarily from higher percentage depletion deductions and research and development tax credits, the recognition of foreign tax items and a shift in the geographical mix of earnings.

      The Company's share of equity earnings from affiliates was $7.5 million for the second quarter of 2003 compared with $4.4 million for the same period in 2002. Higher equity earnings were primarily from Engelhard-CLAL, a 50%-owned joint venture that manufactures and markets certain products containing precious metals, partially offset by N.E. Chemcat, a 38.8%-owned, publicly traded Japanese corporation that is a leading producer of automotive and chemical catalysts, electronic chemicals and other precious-metals-based products. Higher equity earnings from Engelhard-CLAL resulted from higher platinum prices and related realized gains in excess of original estimates and the strengthening of the Euro versus the US dollar. As previously disclosed, the Company and its partner, Fimalac, are currently in the process of liquidating the Engelhard-CLAL joint venture. Lower equity earnings from N.E. Chemcat resulted from environmental remediation costs and a loss on the sale of investment securities.

      Interest expense decreased 18% to $5.9 million for the second quarter of 2003 compared with $7.2 million for the same period in 2002. Interest income was $1.1 million in the second quarter of 2003 compared with $0.3 million for the same period in 2002. Lower interest expense was primarily due to lower short-term borrowings.

      Net sales decreased 5% to $0.9 billion in the second quarter of 2003 from $1.0 billion for the same period in 2002. Lower sales resulted from decreased sales in the Materials Services segment as a result of lower volumes and prices for certain platinum group metals.

Environmental Technologies

      Operating earnings increased 13% to $31.5 million in the second quarter of 2003 from $28.0 million in the same period of 2002. Net sales for the second quarter of 2003 increased 23% to $209.2 million from $170.6 million in the same period of 2002.

      The majority of this segment's sales are derived from technologies to control pollution from mobile sources, including gasoline and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles.

      Operating earnings were higher primarily from increased volumes and a favorable product mix of mobile environmental markets, the impact of a manufacturing consolidation charge of $3.1 million recorded in the second quarter of 2002 and the favorable impact of foreign exchange of $3.8 million. The increase in operating earnings was partially offset by lower volumes of emission-control systems for gas turbines used in power-generation applications, lower volumes to the surface coatings markets related to lower demand from the aerospace industry, higher depreciation costs of $3.6 million and higher energy costs of $0.8 million.

       Sales increased primarily from the addition of higher pass-through substrate costs and the favorable impact of foreign exchange, which collectively accounted for more than three-quarters of the increase. Sales were also favorably impacted by higher volumes and a favorable product mix in both diesel OEM and diesel retrofit markets of $8.1 million. The increase in sales was partially offset by $10.0 million on lower volumes of emission-control systems for gas turbines used in power-generation applications and by $3.6 million on lower volumes to the surface coatings markets.

Process Technologies

      Operating earnings increased 7% to $24.6 million in the second quarter of 2003 from $23.0 million in the same period of 2002. Net sales for the second quarter of 2003 increased 3% to $139.8 million from $136.4 million in the same period of 2002.

      Operating earnings were higher primarily from increased demand for new technologies offered to the petroleum-refining, polyolefin and gas-to-liquids markets, lower raw material costs of $1.5 million and the favorable impact of foreign exchange of $1.5 million. The increase in operating earnings was partially offset by lower sales volumes to chemical-process markets, higher energy costs of $1.6 million and higher nickel costs of $0.7 million.

      Sales increased primarily from increased demand for the new technologies offered to the petroleum-refining, polyolefin and gas-to-liquids markets which aggregated $6.6 million and the favorable impact of foreign exchange of $4.0 million. Sales were reduced by $4.6 million due to lower precious metal prices, which are passed through to chemical-process catalyst customers in Europe.

Appearance and Performance Technologies

      Operating earnings decreased 25% to $18.6 million in the second quarter of 2003 from $24.7 million in the same period of 2002. Net sales increased 3% to $175.2 million for the second quarter of 2003 from $170.6 million in the same period of 2002.

      Operating earnings decreased primarily from a charge of $7.8 million recorded in the second quarter of 2003 related to lease commitments for idle facilities (see Note 2, "Special Charges and Credits," for further detail), higher energy costs of $3.3 million and lower sales volumes to certain performance minerals markets. The decrease in operating earnings was partially offset by increased sales volumes to the coatings, cosmetics/personal care and automotive markets and lower costs from productivity improvements.

Materials Services

       Operating earnings decreased 89% to $3.0 million in the second quarter of 2003 from $27.2 million in the same period of 2002. Net sales decreased 20% to $394.5 million in the second quarter of 2003 from $495.6 million in the same period of 2002.

       Operating earnings in both years were favorably affected by several items that triggered recognition of events reflecting operations from prior periods. Operating earnings in the second quarter of 2003 benefited from a contract settlement netting $9.3 million while the prior year period included $22.0 million of income related to platinum-group-metal transactions realized previously but deferred pending the resolution of certain contractual provisions, and an insurance settlement gain of $11.0 million. The benefit in the current year was partially offset by performance issues at our domestic refinery. These issues, which are apart from the current level of operations, are being actively addressed by management. The prior period benefits were partially offset by unusually high operating expenses from multiple causes, including legal and compensation expenses. Overall, reduced industrial demand for certain platinum group metals and lower results from recycling services continue to adversely impact this segment.

Comparison of the First Six Months of 2003
with the First Six Months of 2002

       Net earnings decreased 2% to $110.7 million in the first six months of 2003 from $112.4 million in the same period of 2002. The Company recorded an after-tax transition charge of $2.3 million on January 1, 2003 as the cumulative effect of an accounting change associated with the adoption of SFAS No. 143 (see Note 3, "Accounting for Asset Retirement Obligations," for further detail). Operating earnings for the first six months of 2003 decreased 11% to $143.9 million from $162.3 million in the same period of 2002. For the six month period ended June 30, 2003, operating earnings include a charge of $7.8 million related to lease commitments for idle facilities, restructuring charges totaling $8.7 million and a royalty settlement gain of $28.4 million. For the six month period ended June 30, 2002, operating earnings include a restructuring charge of $3.1 million and an insurance settlement gain of $11.0 million.

       Operating earnings in the Company's "All-Other" category increased primarily from the royalty settlement gain reported in the first quarter of 2003.

       The effective tax rate was 23.0% in the first six months of 2003 compared with 25.0% for the same period of 2002. The lower rate was primarily the result of higher percentage depletion deductions and research and development tax credits, the recognition of foreign tax items and a shift in the geographical mix of earnings.

       The Company's share of equity earnings from affiliates was $13.2 million for the first six months of 2003 compared with $8.1 million for the same period in 2002. The increase was primarily due to higher equity earnings from Engelhard-CLAL resulting from higher platinum prices and related realized gains in excess of original estimates and the strengthening of the Euro versus the US dollar and higher Heesung-Engelhard equity earnings. The increase in equity earnings was partially offset by lower equity earnings from N.E. Chemcat resulting from environmental remediation costs and a loss on the sale of investment securities.

       Interest expense decreased 17% to $12.0 million in the first six months of 2003 from $14.5 million in the same period of 2002. Interest income increased to $1.7 million in the first six months of 2003 from $0.7 million in the same period in 2002. Lower interest expense was due to decreased borrowings and lower short-term interest rates.

       Net sales decreased 11% to $1.8 billion in the first six months of 2003 from $2.0 billion in the same period in 2002. Lower sales resulted from decreased sales in the Materials Services segment as a result of lower volumes and prices for certain platinum group metals.

Environmental Technologies

       Operating earnings decreased 17% to $56.1 million in the first six months of 2003 from $67.6 million in the same period of 2002. Net sales for the first six months of 2003 increased 26% to $422.7 million from $335.0 million in the same period of 2002.

       Operating earnings were lower primarily from lower volumes of emission-control systems for gas turbines used in power-generation applications and lower volumes to the surface coatings markets. This decline resulted from a difficult comparison from an exceptionally strong year-ago first quarter in the energy market and lower demand from the aerospace industry. Earnings also decreased from a management consolidation and productivity initiative charge of $5.3 million (see Note 2, "Special Charges and Credits," for further detail) recorded in the first quarter of 2003, the reversal of a warranty accrual of $4.9 million in the first quarter of 2002 for a particular stationary-source, emission-control capital equipment project as a result of improved catalyst technology, higher depreciation costs of $5.8 million and higher energy costs of $1.7 million. This decrease was partially offset by increased volumes and a favorable product mix of mobile environmental markets, the favorable impact of foreign exchange of $7.3 million and a manufacturing consolidation charge of $3.1 million recorded in the second quarter of 2002.

       Sales increased primarily from the addition of higher pass-through substrate costs and the favorable impact of foreign exchange, which collectively accounted for more than three-quarters of the increase. Sales were also favorably impacted by higher volumes and a favorable product mix in both diesel OEM and diesel retrofit markets. Higher sales were partially offset by $14.9 million on lower volumes of emission-control systems for gas turbines used in power-generation applications and by $7.9 million on lower volumes to the surface coatings markets.

Process Technologies

        Operating earnings decreased 5% to $38.1 million in the first six months of 2003 from $40.0 million in the same period of 2002. Net sales for the first six months of 2003 increased 3% to $258.4 million from $251.9 million in the same period of 2002.

        Operating earnings decreased primarily from lower sales volumes to chemical-process markets, a productivity charge of $2.6 million (see Note 2, "Special Charges and Credits," for further detail) recorded in the first quarter of 2003 and higher energy costs of $3.6 million. These decreases were partially offset by increased demand for new technologies offered to the petroleum-refining, polyolefin and gas-to-liquids markets, lower raw material costs of $2.9 million and the favorable impact of foreign exchange of $2.6 million.

      Sales increased primarily from increased demand for the new technologies offered to the petroleum-refining, polyolefin and gas-to-liquids markets which aggregated $20.1 million and the favorable impact of foreign exchange of $7.3 million. Sales were reduced by $8.0 million due to lower precious metal prices, which are passed through to chemical-process catalyst customers in Europe and lower sales to chemical-process markets of $6.2 million primarily from the timing of orders.

Appearance and Performance Technologies

       Operating earnings decreased 7% to $37.2 million in the first six months of 2003 from $39.9 million in the same period of 2002. Net sales for the first six months of 2003 increased 4% to $334.4 million from $323.0 million in the same period of 2002.

      Operating earnings decreased primarily from a charge of $7.8 million recorded in the second quarter of 2003 related to lease commitments for idle facilities, higher energy costs of $6.9 million and lower sales volumes to certain performance minerals markets. The decrease in operating earnings was partially offset by increased sales volumes to the coatings, cosmetics/personal care and automotive markets and lower costs from productivity improvements.

Materials Services

       Operating earnings decreased 80% to $7.5 million in the first six months of 2003 from $37.4 million in the same period of 2002. Net sales for the first six months of 2003 decreased 32% to $0.7 billion from $1.1 billion in the same period of 2002.

       Operating earnings in both years were favorably affected by several items that triggered recognition of events reflecting operations from prior periods. Operating earnings in the first six-months of 2003 benefited from a contract settlement netting $9.3 million while the year ago prior period included $22.0 million of income related to platinum-group-metal transactions realized previously but deferred pending the resolution of certain contractual provisions, an insurance settlement gain of $11.0 million and $5.5 million of income related to a previously unrecognized contractual benefit. The benefit in the current year was partially offset by performance issues at our domestic refinery. These issues, which are apart from the current level of operations, are being actively addressed by management. The prior period benefits were partially offset by unusually high operating expenses from multiple causes, including legal and compensation expenses. Overall, reduced industrial demand for certain platinum group metals and lower results from recycling services continue to adversely impact this segment.

Financial Condition and Liquidity

       Working capital was $386.6 million at June 30, 2003 compared with $179.8 million at December 31, 2002. The current ratio was 1.4 at June 30, 2003 compared with 1.1 at December 31, 2002. The percentage of total debt to total capitalization was 32% at June 30, 2003 compared with 36% at December 31, 2002.

       The variance in cash flows from operating activities primarily occurred in the Materials Services segment and reflects changes in metal positions used to facilitate requirements of the Company, its metals customers and suppliers (see Note 13, "Supplemental Information," for Materials Services variances). Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, transactions are hedged on a daily basis. Hedging is accomplished primarily through forward, future and option contracts. However, in closely monitored situations for which exposure levels have been set by senior management, the Company from time to time holds large unhedged industrial commodity positions that are subject to future market price fluctuations. These positions are included in committed metal positions along with hedged metal holdings. The bulk of hedged metal obligations represent spot short positions. As these positions generate cash, their cash effect is included in the financing activities section of the Company's "Condensed Consolidated Statements of Cash Flows." Other than in closely monitored situations, these positions are hedged with forward purchases. In addition, the aggregate fair value of derivatives in a loss position is reported in hedged metal obligations (derivatives in a gain position are included in committed metal positions). Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Committed metal positions may include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined. As of June 30, 2003, all such contracts have been final priced and settled without any loss to the Company.

      The variance in cash flows from investing activities is primarily related to liquidating distributions received in connection with the 2002 plan to unwind the Company's Engelhard-CLAL joint venture and changes in capital expenditures.

       The variance in cash flows from financing activities was impacted by a change in hedged metal obligations, proceeds received from the issuance of long-term debt in May 2003, a decrease in short-term borrowings and higher net stock repurchase activity. The decrease in hedged metal obligations combined with the decrease in committed metal positions for the six month period ended June 30, 2003 was largely due to the conclusion of a large metal contract, combined with lower levels of industrial demand.

       Through a public debt offering in May 2003, the Company issued $150 million of 10 year notes. These notes mature on May 15, 2013 and bear an interest rate of 4.25%. As discussed in Note 7, "Derivatives and Hedging," these notes were effectively changed from a fixed rate debt obligation to a floating rate debt obligation through the use of interest rate swap agreements. The notes were issued under the Company's existing $300 million shelf registration.

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

      Among the risks and uncertainties that could cause actual results to differ materially are the following:

•	competitive pricing or product development activities that could affect the demand for our products, particularly competing catalyst and kaolin producers
•	the Company's ability to achieve and execute internal business plans
•	worldwide political instability as the Company operates primarily in the United States, the European community, the Asia-Pacific region, the Russian Federation, South Africa and South America
•	alliances and geographic expansions developing differently than anticipated
•	fluctuations in the supply and prices of precious and base metals and fluctuations in the relationships between forward prices to spot prices
•	government legislation and/or regulation (particularly on environmental issues), including tax obligations
•	the impact of the anticipated repeal of the current U.S. export sales tax incentive
•	technology, manufacturing and legal issues
•	the impact of any economic downturns and inflation
•	interest rate risk, foreign currency exchange rate risk, commodity price risk and credit risk
•	the impact of higher energy and raw material costs, and the availability of natural gas and rare earth elements
•	the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved
•	the impact of increased employee benefit costs and/or the resultant impact on employee relations
•	contingencies related to actual or alleged environmental contamination to which the Company may be a party
•	the impact of acquisitions, divestitures and restructurings
•	overall demand for the Company's products, including demand from the worldwide automotive and chemical-process markets
•	product quality/performance issues
•	exposure to product liability and other types of lawsuits
•	the impact of physical inventory losses, particularly with regard to precious and base metals
•	the loss of business from property and casualty exposure

      Investors are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of their dates. The Company disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4.	Controls and Procedures

      The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as of June 30, 2003, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of June 30, 2003 were effective to provide reasonable assurance that material information related to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings would be timely communicated to them. There have been no significant changes in the Company's internal control over financial reporting which could significantly affect internal control over financial reporting subsequent to the date the Company carried out its evaluation.

      The Company's management, including the CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the reality that judgments and estimates can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company's disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, the Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2003, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II - OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

       The Company's Annual Meeting of the Shareholders was held on Thursday, May 1, 2003.

       Results of votes of security holders.
Election of Directors	For	Withheld
Marion H. Antonini	106,046,330	2,486,955
Henry R. Slack	106,791,482	1,741,803

James V. Napier, Norma T. Pace, Louis J. Giuliano, Barry W. Perry and Douglas G. Watson continued as Directors after the annual meeting.

Item 6.	Exhibits and Reports on Form 8-K	Pages

(a)	(12)	Computation of the Ratio of Earnings to Fixed Charges.	28

	(31)(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	29-30

	(31)(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	31-32

	(32)	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. *	33

(b)		In a report on Form 8-K furnished to the Securities and Exchange Commission (SEC) on April 29, 2003, the Company reported that it furnished its earnings release with the SEC for the first quarter of 2003.

* This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENGELHARD CORPORATION
(Registrant)

Date:	August 14, 2003	/s/ Barry W. Perry
Barry W. Perry
Chairman and Chief
Executive Officer

Date:	August 14, 2003	/s/ Michael A. Sperduto
Michael A. Sperduto
Vice President and Chief
Financial Officer

Date:	August 14, 2003	/s/ Alan J. Shaw
Alan J. Shaw
Controller

EXHIBIT (12)

ENGELHARD CORPORATION
COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
(Dollars in Millions)
(Unaudited)

	Six Months Ended June 30,	Years Ended December 31,
	2003	2002	2001	2000	1999	1998
Earnings from continuing operations before provision for income taxes and cumulative effect of an accounting change	$146.7	$237.9	$305.2	$245.7	$284.1	$260.6

Add/(deduct)

Portion of rents representative of the interest factor	5.8	11.6	8.4	8.8	7.0	3.5

Interest on indebtedness	12.0	27.4	47.3	64.8	69.2	60.8

Equity dividends	4.3	3.9	4.2	4.4	2.4	2.0

Equity in (earnings) losses of affiliates	(13.2)	(16.2)	(29.1)	(24.2)	(16.3)	(10.1)

Earnings, as adjusted	$155.6	$264.6	$336.0	$299.5	$346.4	$316.8

Fixed Charges

Portion of rents representative of the interest factor	$5.8	$11.6	$8.4	$8.8	$7.0	$3.5

Interest on indebtedness	12.0	27.4	47.3	64.8	69.2	60.8

Capitalized interest	1.5	3.0	3.0	3.9	2.6	1.9

Fixed charges	$19.3	$42.0	$58.7	$77.5	$78.8	$66.2

Ratio of Earnings to Fixed Charges	8.06	6.30	5.72	3.86	4.39	4.79

EXHIBIT (31)(a)

Rule 13a-14(a)/15d-14(a)
Certification of Chief Executive Officer

      I, Barry W. Perry, Chairman and Chief Executive Officer of Engelhard Corporation (the "Company"), certify that:

  I have reviewed this quarterly report on Form 10-Q of the Company;

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:	August 14, 2003	/s/ Barry W. Perry
Barry W. Perry
Chairman and Chief
Executive Officer

EXHIBIT (31)(b)

Rule 13a-14(a)/15d-14(a)
Certification of Chief Financial Officer

      I, Michael A. Sperduto, Vice President and Chief Financial Officer of Engelhard Corporation (the "Company"), certify that:

  I have reviewed this quarterly report on Form 10-Q of the Company;

  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:	August 14, 2003	/s/ Michael A. Sperduto
Michael A. Sperduto
Vice President and Chief
Financial Officer

EXHIBIT (32)

Section 1350 Certifications of
Chief Executive Officer and Chief Financial Officer

       The undersigned, Barry W. Perry, Chairman and Chief Executive Officer of Engelhard Corporation (the "Company"), and Michael A. Sperduto, Vice President and Chief Financial Officer of the Company, each hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2003 (the "Report") (1) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

Date:	August 14, 2003	/s/ Barry W. Perry
Barry W. Perry
Chairman and Chief
Executive Officer

Date:	August 14, 2003	/s/ Michael A. Sperduto
Michael A. Sperduto
Vice President and Chief
Financial Officer

This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 or other document authenticating, acknowledging or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.