Form 10-Q
period 2003-09-30
ENGELHARD CORP
filed 2003-11-13
CIK 352947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 1-8142

ENGELHARD CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction or incorporation or organization)	22-1586002 (I.R.S. Employer Identification No.)

101 WOOD AVENUE, ISELIN, NEW JERSEY, 08830
(Address of principal executive offices)

(732) 205-5000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock $1 par value	Outstanding at October 31, 2003 125,457,142

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ENGELHARD CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Thousands, except per share data) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net sales	$915,373	$858,574	$2,675,170	$2,842,709
Cost of sales	761,234	702,820	2,208,573	2,349,107

Gross profit	154,139	155,754	466,597	493,602
Selling, administrative and other expenses	88,038	78,814	268,607	262,225
Special credit, net	—	—	(11,978)	(7,862)

Operating earnings	66,101	76,940	209,968	239,239
Equity in earnings of affiliates	14,517	3,870	27,694	11,940
Equity investment impairment	—	(57,704)	—	(57,704)
Loss on investments	—	—	—	(6,659)
Interest income	1,004	382	2,719	1,125
Interest expense	(6,514)	(6,362)	(18,539)	(20,893)

Earnings before income taxes	75,108	17,126	221,842	167,048
Income tax expense	15,275	14,213	49,039	51,693

Net earnings before cumulative effect of a
change in accounting principle, net of tax	59,833	2,913	172,803	115,355
Cumulative effect of a change in accounting
principle, net of tax of $1,390	—	—	(2,269)	—

Net earnings	$59,833	$2,913	$170,534	$115,355

Earnings per share - basic:
Earnings before cumulative effect of a change
in accounting principle	$0.48	$0.02	$1.38	$0.90
Cumulative effect of a change in accounting
principle, net of tax	—	—	(0.02)	—

Earnings per share - basic	$0.48	$0.02	$1.36	$0.90

Earnings per share - diluted:
Earnings before cumulative effect of a change
in accounting principle	$0.47	$0.02	$1.36	$0.88
Cumulative effect of a change in accounting
principle, net of tax	—	—	(0.02)	—

Earnings per share - diluted	$0.47	$0.02	$1.34	$0.88

Cash dividends paid per share	$0.10	$0.10	$0.30	$0.30

Average number of shares outstanding - basic	124,683	127,732	125,601	128,407

Average number of shares outstanding - diluted	126,877	129,839	127,320	130,966

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements 2

ENGELHARD CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands) (Unaudited)

	September 30, 2003	December 31, 2002
Cash	$79,377	$48,246
Receivables, net	345,758	380,270
Committed metal positions	311,610	615,441
Inventories	438,661	427,162
Other current assets	102,537	94,922

Total current assets	1,277,943	1,566,041
Investments	141,166	136,804
Property, plant and equipment, net	855,414	860,475
Goodwill	273,691	272,353
Other intangible and noncurrent assets	195,192	185,041

Total assets	$2,743,406	$3,020,714

Short-term borrowings	$86,469	$348,749
Accounts payable	208,387	225,045
Hedged metal obligations	274,658	537,243
Other current liabilities	274,401	275,250

Total current liabilities	843,915	1,386,287
Long-term debt	392,402	247,805
Other noncurrent liabilities	310,787	309,455
Shareholders’ equity	1,196,302	1,077,167

Total liabilities and shareholders’ equity	$2,743,406	$3,020,714

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements 3

ENGELHARD CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands) (Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net earnings	$170,534	$115,355
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	93,261	79,303
Amortization of intangible assets	2,479	2,153
Loss on investments	—	6,659
Equity results, net of dividends	(8,347)	(8,187)
Equity investment impairment	—	57,704
Net change in assets and liabilities:
Materials Services related	295,995	(20,952)
All other	(14,448)	(18,639)

Net cash provided by operating activities	539,474	213,396

Cash flows from investing activities
Capital expenditures	(68,080)	(68,777)
Proceeds from investments	7,531	—
Acquisitions and other investments	—	(2,800)

Net cash used in investing activities	(60,549)	(71,577)

Cash flows from financing activities
Proceeds from short-term borrowings	—	278,818
Repayment of short-term borrowings	(262,280)	(260,457)
(Decrease) increase in hedged metal obligations	(241,345)	1,329
Proceeds from issuance of long-term debt	147,842	—
Repayment of long-term debt	(184)	(148)
Purchase of treasury stock	(84,517)	(125,788)
Cash from exercise of stock options	23,293	46,471
Dividends paid	(37,823)	(38,716)

Net cash used in financing activities	(455,014)	(98,491)
Effect of exchange rate changes on cash	7,220	5,498

Net increase in cash	31,131	48,826
Cash at beginning of year	48,246	33,034

Cash at end of period	$79,377	$81,860

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements 4

ENGELHARD CORPORATION BUSINESS SEGMENT INFORMATION (Thousands) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Sales
Environmental Technologies	$202,225	$158,197	$624,918	$493,202
Process Technologies	143,568	125,635	401,921	377,487
Appearance and Performance Technologies	166,089	171,882	500,475	494,884

Technology segments	511,882	455,714	1,527,314	1,365,573
Materials Services	385,308	382,080	1,108,750	1,438,373
All other	18,183	20,780	39,106	38,763

Total net sales	$915,373	$858,574	$2,675,170	$2,842,709

Operating Earnings
Environmental Technologies	$30,980	$20,103	$87,046	$87,747
Process Technologies	24,629	21,339	62,720	61,380
Appearance and Performance Technologies	18,009	27,045	55,205	66,896

Technology segments	73,618	68,487	204,971	216,023
Materials Services	1,295	8,288	8,779	45,711
All other	(8,812)	165	(3,782)	(22,495)

Total operating earnings	66,101	76,940	209,968	239,239
Equity in earnings of affiliates	14,517	3,870	27,694	11,940
Equity investment impairment	—	(57,704)	—	(57,704)
Loss on investments	—	—	—	(6,659)
Interest income	1,004	382	2,719	1,125
Interest expense	(6,514)	(6,362)	(18,539)	(20,893)

Earnings before income taxes	75,108	17,126	221,842	167,048
Income tax expense	15,275	14,213	49,039	51,693

Net earnings before cumulative effect
of a change in accounting principle, net
of tax	59,833	2,913	172,803	115,355
Cumulative effect of a change in accounting
principle, net of tax of $1,390	—	—	(2,269)	—

Net earnings	$59,833	$2,913	$170,534	$115,355

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements 5

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation

        The unaudited condensed consolidated financial statements of Engelhard Corporation and subsidiaries (the “Company”) contain all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2002 Annual Report to Shareholders. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior-year amounts have been reclassified to conform with the current-year presentation.

Note 2 — Special Charges and Credits

        In the first quarter of 2003, the Company entered into a settlement agreement, releasing a claim the Company had brought against Research Corporation and Research Corporation Technologies in exchange for payment of $38.0 million. Accordingly, the Company recorded a gain of $28.4 million ($17.6 million after tax) in the first quarter of 2003, net of legal fees and the portion of the settlement related to future royalties. This gain was included in the Company’s “All-Other” category and in the “Special credit, net” line in the “Condensed Consolidated Statements of Earnings.” On October 29, 2002, a jury in the New York County Supreme Court had awarded the Company $29.8 million in damages in a breach of contract action the Company had brought against Research Corporation and Research Corporation Technologies in 1998. The jury found that the defendants did not share with the Company all of the royalties to which the Company was entitled under a royalty-sharing agreement it entered into with Research Corporation in 1979. Statutory interest to the date of the verdict would have increased the amount awarded to approximately $42.2 million.

        Also in the first quarter of 2003, the Company recorded charges totaling $8.7 million ($5.6 million after tax) primarily related to a management consolidation and productivity initiative in the Environmental and Process Technologies segments and within the “All-Other” category. The amounts of $5.3 million ($3.5 million after tax), $2.6 million ($1.6 million after tax) and $0.8 million ($0.5 million after tax) were reported in the Environmental Technologies segment, the Process Technologies segment and the “All-Other” category, respectively. These charges are included in the “Special credit, net” line in the “Condensed Consolidated Statements of Earnings.”

        In the Environmental Technologies segment, the charge of $5.3 million primarily relates to the closure of the segment’s Coleford, U.K. plant ($2.8 million) and employee severance costs related to productivity initiatives ($2.5 million). The employee severance charges relate to the reduction of 96 salaried and 12 hourly employees. As a result of closing the Coleford plant, the segment has outsourced the canning operations associated with this business. The closure resulted in an impairment charge of $1.5 million to write down fixed assets and other exit-related costs of $1.3 million. As of September 30, 2003, the liability associated with this charge was $1.2 million.

        In the Process Technologies segment, the charge of $2.6 million primarily relates to employee severance and the termination of an agency agreement associated with sales to the chemical-process market. The employee severance charges relate to the reduction of 13 salaried employees. Selling activities associated with the termination of this agency agreement will be covered by the segment’s internal sales force. As of September 30, 2003, the liability associated with this charge was $0.5 million.

        In the “All-Other” category, the charge of $0.8 million was for employee severance costs related to the reduction of six salaried employees. As of September 30, 2003, the liability associated with this charge was $0.2 million.

        In the second quarter of 2003, the Company recorded a charge of $7.8 million ($4.8 million after tax) related to a previously projected provision for the fair value of the remaining lease cost of certain minerals-storage facilities no longer needed because of productivity initiatives. As of June 30, 2003, the Company’s Appearance and Performance Technologies segment had ceased using these facilities and, accordingly, a provision for these remaining lease rentals was reported in the “Special credit, net” line in the “Condensed Consolidated Statements of Earnings.” As of September 30, 2003, the liability associated with this charge was $7.3 million.

Note 3 — Accounting for Asset Retirement Obligations

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. This statement, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. The liability is measured at fair value and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life.

        The Company’s asset retirement obligations primarily relate to kaolin mining operations of its Appearance and Performance Technologies segment. In order to provide kaolin-based products to the Company’s customers and the Process Technologies segment, the Company engages in kaolin mining operations. The kaolin mining process includes exploration, topsoil and overburden removal, extraction of kaolin and the subsequent reclamation of mined areas. The Company has a legal obligation to reclaim mined areas under state regulations. Prior to adoption of SFAS No. 143, the Company incurred reclamation costs to comply with state regulation and expensed costs as the mined areas were reclaimed.

        At January 1, 2003, the Company recognized transition amounts for existing asset retirement obligation liabilities, associated capitalizable costs and accumulated depreciation. A non-cash transition charge of $3.7 million ($2.3 million after tax or $0.02 per share on a diluted basis) was recorded on January 1, 2003 as the cumulative effect of an accounting change. Pro forma net income and diluted earnings per share as if the provisions of SFAS No. 143 had been adopted on January 1, 2002, excluding the cumulative effect of an accounting change, for the nine-month periods ended September 30, 2003 and September 30, 2002 are $172.4 million and $1.35 per share and $114.9 million and $0.88 per share, respectively.

        The following table represents the change in the Company’s asset retirement obligation liability for the nine-month period ended September 30, 2003 (in millions):

2003
Asset retirement obligation at January 1, 2003	$—
Liability recognized in transition	7.1
Liability recognized during the nine-months ended September 30, 2003	2.3
Accretion expense	0.4
Payments	(0.4)

Asset retirement obligation at September 30, 2003	$9.4

The pro forma amount of liability for asset retirement obligation as if the provisions of SFAS No. 143 had been applied at January 1, 2002 is $6.7 million. 7

Note 4 — Inventories

Inventories consist of the following (in millions):

	September 30, 2003	December 31, 2002
Raw materials	$116.4	$95.4
Work in process	51.9	77.0
Finished goods	254.1	237.4
Precious metals	16.3	17.4

Total inventories	$438.7	$427.2

        The majority of the Company’s physical metal is carried in the committed metal positions line on the balance sheet at fair value with the remainder carried in the inventory line at historical LIFO cost. The market value of the precious metals recorded at LIFO exceeded cost by $51.8 million and $58.3 million at September 30, 2003 and December 31, 2002, respectively. Net earnings include after-tax gains of $3.1 million in each of the third quarter periods ended September 30, 2003 and 2002 from the sale of inventory accounted for under the LIFO method.

        In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms. Metals held for the accounts of customers and suppliers are not reflected in the Company’s financial statements.

Note 5 — Comprehensive Income

Comprehensive income is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net earnings	$59.8	$2.9	$170.5	$115.4
Other comprehensive income (loss):
Foreign currency translation adjustment	8.2	17.3	38.5	51.1
Cash flow hedge adjustment, net of tax	(1.1)	0.7	(1.0)	4.7
Investment adjustment, net of tax	0.1	(0.2)	(0.1)	(0.2)

Comprehensive income	$67.0	$20.7	$207.9	$171.0

The foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. entities. 8

Note 6 — Earnings Per Share

The following table represents the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
(in millions, except per share data)
Basic EPS Computation
Net earnings applicable to common shares	$59.8	$2.9	$170.5	$115.4

Average number of shares outstanding - basic	124.7	127.7	125.6	128.4

Basic earnings per share	$0.48	$0.02	$1.36	$0.90

Diluted EPS Computation
Net earnings applicable to common shares	$59.8	$2.9	$170.5	$115.4

Average number of shares outstanding - basic	124.7	127.7	125.6	128.4
Effect of dilutive stock options and other incentives	2.2	2.1	1.7	2.6

Average number of shares outstanding - diluted	126.9	129.8	127.3	131.0

Diluted earnings per share	$0.47	$0.02	$1.34	$0.88

Note 7 — Derivatives and Hedging

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

        The Company documents all relationships between derivative hedging instruments and items impacted by cash flow hedges at the time the hedges are initiated, as well as its risk-management objectives and strategy for entering into various hedge transactions. For the three and nine-month periods ended September 30, 2003 and 2002, there was no gain or loss recognized in earnings resulting from hedge ineffectiveness.

Foreign Exchange Contracts

        The Company designates as cash flow hedges certain foreign currency derivative contracts entered into as hedges against anticipated receivables or payables which will arise from forecasted transactions that are denominated in currencies other than the functional currency of the entity which will hold those assets or liabilities. The ultimate maturities of the contracts are timed to coincide with the expected occurrence of the underlying sale or purchase transaction.

        Other foreign currency derivative contracts entered into to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities are not designated as hedging instruments for accounting purposes. Changes in the fair value of these contracts are recorded in earnings to offset the foreign exchange gains and losses arising from the effect of changes in exchange rates used to measure related monetary assets and liabilities.

Commodity Contracts

        The Company enters into contracts that are designated as cash flow hedges to protect a portion of its exposure to movements in certain commodity prices. These contracts primarily relate to derivatives designated as natural gas cash flow hedges. The ultimate maturities of the contracts are timed to coincide with the expected usage of these commodities.

Interest Rate Derivatives

        The Company uses interest rate derivatives that are designated as fair value hedges to help achieve its fixed and floating rate debt objectives. The Company currently has two interest rate swap agreements with a total notional value of $100 million maturing in August 2006 and three interest rate swap agreements with a total notional value of $150 million maturing in May 2013. These agreements effectively change fixed rate debt obligations into floating rate debt obligations. The total notional values and maturity dates of these agreements are equal to the face values and the maturity dates of the related debt instruments. For these fair value hedges, there was no gain or loss recognized from hedged firm commitments no longer qualifying as fair value hedges for the three and nine-month periods ended September 30, 2003 and 2002.

Note 8 — Guarantees and Warranties

        In the normal course of business, the Company incurs obligations with regard to contract completion and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit. At September 30, 2003, the aggregate outstanding amount of letters of credit supporting such obligations amounted to $61.5 million, of which $44.7 million will expire in less than one year, $8.4 million will expire in two to three years, $0.1 million will expire in four to five years and $8.3 million will expire after five years. In the opinion of management, such obligations will not significantly affect the Company’s financial position or results of operations as the Company anticipates fulfilling its performance obligations.

        The Company accrues for anticipated product warranty expenses on certain products. Accruals for anticipated warranty liabilities are recorded based upon a review of historical warranty claims experience. Adjustments are made to accruals as claim data and historical experience warrant. The Company’s accrual is primarily comprised of warranty liabilities within the non-automotive business of the Environmental Technologies segment.

        The change in the Company’s product warranty reserves for the nine-month period ended September 30, 2003 is as follows (in millions):

Balance at January 1, 2003	$11.1
Payments	(3.8)
Provision	1.8

Balance at September 30, 2003	$9.1

10

Note 9 — Goodwill and Other Intangible Assets

        Identifiable intangible assets, such as patents and trademarks, are amortized using the straight-line method over their estimated useful lives. Goodwill was amortized by the straight-line method over periods up to 40 years for all acquisitions completed prior to June 30, 2001. Effective January 1, 2002, with the adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets (SFAS No. 142),” goodwill and other intangible assets that have indefinite useful lives are no longer amortized, but are tested for impairment based on the specific guidance of SFAS No. 142.

        The following information relates to acquired amortizable intangible assets (in millions):

	As of September 30, 2003		As of December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Amortizable Intangible Assets
Usage rights	$19.1	$3.8	$17.2	$2.6
Supply agreements	16.8	4.2	15.4	3.1
Technology licenses	7.5	2.4	7.4	1.9
Other	3.7	2.0	3.7	1.8

Total	$47.1	$12.4	$43.7	$9.4

        The increased carrying amount of acquired amortizable intangible assets is primarily due to the impact of foreign exchange.

        Total accumulated amortization for goodwill and other intangible assets amounted to $79.3 million and $76.8 million at September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003, the estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Estimated Annual Amortization Expense:
2003	$3.3
2004	3.3
2005	3.3
2006	3.1
2007	3.1

The following table represents the changes in the carrying amount of goodwill for the nine-month period ended September 30, 2003 (in millions):

	Environmental Technologies	Process Technologies	Appearance & Performance Technologies	All Other	Total
Balance as of January 1, 2003	$13.0	$106.9	$152.0	$0.5	$272.4
Foreign currency translation adjustment	0.1	0.3	0.4	—	0.8
Other	0.5	—	—	—	0.5

Balance as of September 30, 2003	$13.6	$107.2	$152.4	$0.5	$273.7

11

Note 10 — Committed Metal Positions and Hedged Metal Obligations

        Both spot metal positions and derivative instruments are stated at fair value. Fair value is based on published market prices. The following table sets forth the Company’s unhedged metal positions included in committed metal positions on the Company’s “Condensed Consolidated Balance Sheets”:

Metal Positions Information (in millions):

	September 30, 2003		December 31, 2002
	Net Position	Value	Net Position	Value
Platinum group metals	Short	$8.0	Long	$16.6
Gold	Short	0.3	Long	1.1
Silver	Short	0.9	Long	0.4
Base metals	Long	6.9	Short	2.3

Total unhedged metal positions		$16.1		$20.4

        Committed metal positions may include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined. As of September 30, 2003, all such contracts have been final priced and settled without any loss to the Company.

        Derivative metal and foreign currency instruments are used to hedge metal positions and obligations. As of September 30, 2003, over 99% of these instruments have settlement terms of less than one year, with the remaining instruments expected to settle within three years. These derivative metal and foreign currency instruments consist of the following:

Metal Hedging Instruments (in millions):

	September 30, 2003		December 31, 2002
	Buy	Sell	Buy	Sell
Metal forwards/futures	$684.4	$678.5	$1,234.5	$494.4
Eurodollar futures	101.2	146.1	113.0	86.0
Swaps	24.4	30.9	4.7	7.7
Options	32.6	17.5	101.7	98.7
Foreign exchange forwards/futures	—	111.5	—	93.1

Note 11 — New Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies at the end of the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company did not obtain an interest in any variable interest entities after January 31, 2003. The Company believes that the provisions of FIN 46 will not have a material impact on the Company’s financial statements.

        In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The provisions of this Statement that relate to Statement 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective dates. This statement did not have any impact on the accompanying financial statements.

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement did not have any impact on the accompanying financial statements.

Note 12 — Stock Option and Bonus Plans

        The Company has several long-term incentive compensation plans that allow for the granting of stock options to employees. Had compensation cost for the Company’s stock option plans been determined based on the fair value at grant date consistent with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s net earnings and earnings per share would have been as follows:

Pro Forma Information	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2003	2002	2003	2002
Net earnings - as reported	$59.8	$2.9	$170.5	$115.4
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	(1.4)	(1.5)	(4.2)	(4.6)

Net earnings - pro forma	$58.4	$1.4	$166.3	$110.8

Earnings Per Share:
Basic earnings per share - as reported	$0.48	$0.02	$1.36	$0.90
Basic earnings per share - pro forma	0.47	0.01	1.32	0.86
Diluted earnings per share - as reported	0.47	0.02	1.34	0.88
Diluted earnings per share - pro forma	0.46	0.01	1.31	0.85

13

Note 13 — Supplemental Information

        The following table presents certain supplementary information to the Company’s “Condensed Consolidated Statements of Cash Flows”:

SUPPLEMENTARY CASH FLOW INFORMATION
(in millions)

	Nine Months Ended September 30,
	2003	2002
Materials Services related:
Change in assets and liabilities - source (use):
Receivables	$12.0	$6.0
Committed metal positions	282.6	41.8
Inventories	0.7	(1.2)
Other current assets	(0.2)	16.7
Accounts payable	25.3	(64.8)
Accrued liabilities	(24.4)	(19.5)

Net cash flows from changes in assets and liabilities	$296.0	$(21.0)

All Other:
Change in assets and liabilities - source (use):
Receivables	$39.9	$(7.6)
Inventories	(0.8)	(17.0)
Other current assets	(6.8)	(6.8)
Other noncurrent assets	(12.9)	(5.0)
Accounts payable	(48.2)	(3.3)
Accrued liabilities	18.6	20.5
Noncurrent liabilities	(4.2)	0.6

Net cash flows from changes in assets and liabilities	$(14.4)	$(18.6)

Note 14 — Other Matters

        The Company is involved in a value-added tax dispute in Peru. Management believes the Company was targeted by corrupt officials within a former Peruvian government. On December 2, 1999, Engelhard Peru, S.A., a wholly owned subsidiary, was denied refund claims of approximately $28 million. The Peruvian tax authority also determined that Engelhard Peru, S.A. is liable for approximately $63 million in refunds previously paid, fines and interest as of December 31, 1999. Interest and fines continue to accrue at rates established by Peruvian law. The Peruvian Tax Court ruled on February 11, 2003 that Engelhard Peru, S.A. was liable for these amounts, overruling precedent to apply a “form over substance” theory without any determination of fraudulent participation by Engelhard Peru, S.A. The Tax Court is part of the Peruvian Ministry of Economics and Finance. Engelhard Peru, S.A. is contesting these determinations vigorously, and management believes, based on consultation with counsel, that Engelhard Peru, S.A. is entitled to all refunds claimed and is not liable for these additional taxes, fines or interest. In late October 2000, a criminal proceeding alleging tax fraud and forgery related to this value-added tax dispute was initiated against two Lima-based officials of Engelhard Peru, S.A. Although Engelhard Peru, S.A. is not a defendant, it may be civilly liable in Peru if its representatives are found responsible for criminal conduct. In its own investigation, and in detailed review of the materials presented in Peru, management has not seen any evidence of tax fraud by these officials. Accordingly, Engelhard Peru, S.A. is assisting in the vigorous defense of this proceeding. Management believes the maximum economic exposure is limited to the aggregate value of all assets of Engelhard Peru, S.A. That amount, which is approximately $30 million including unpaid refunds, has been fully provided for in the accounts of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the Third Quarter of 2003
with the Third Quarter of 2002

        Net earnings increased to $59.8 million in the third quarter of 2003 from $2.9 million in the same period of 2002. Net earnings in the third quarter of 2002 include an equity investment impairment charge of $57.7 million associated with the liquidation of the Company’s Engelhard-CLAL joint venture. Operating earnings for the third quarter of 2003 decreased 14% to $66.1 million from $76.9 million in the same period of 2002. Lower operating earnings from Appearance and Performance Technologies and Materials Services were partially offset by higher operating earnings from Environmental and Process Technologies. Operating earnings in the Company’s “All-Other” category decreased primarily from increased professional fees, increased information technology expenses and higher pension-related costs.

        The effective tax rate was 20.3% in the third quarter of 2003 compared with 19.0% (excluding the equity investment impairment of $57.7 million) in the same period of 2002. The higher rate in the quarter was primarily a result of a shift in the geographical mix of earnings, a reduction to percentage depletion estimates, and a reduction of the research and development tax credits in the quarter. The effective tax rate is expected to be approximately 22% for the full year.

        The World Trade Organization has ruled that the extraterritorial income (“ETI”) exclusion, which provides the Company with a tax benefit based on export sales, is a prohibited export subsidy. As a result, ETI rules are presently under reconsideration by Congress and the repeal of this benefit is likely. In fiscal year 2003, export benefits are expected to reduce the Company’s effective tax rate by approximately 3%. It is not possible to predict at this time the eventual outcome of this matter and the impact to the Company. However, if ETI is repealed and legislation that would result in comparable benefits is not enacted, the loss of the tax benefit to the Company could adversely impact the Company’s effective tax rate.

        The Company’s share of equity earnings from affiliates was $14.5 million for the third quarter of 2003 compared with $3.9 million for the same period in 2002. Higher equity earnings were primarily from Engelhard-CLAL, a 50%-owned joint venture that manufactures and markets certain products containing precious metals. As previously disclosed, the Company and its partner, Fimalac, are currently in the process of liquidating the Engelhard-CLAL joint venture. Higher equity earnings from Engelhard-CLAL resulted from the sale of platinum inventories at favorable prices, realized gains on the sale of an inactive facility and the strengthening of the Euro versus the US dollar.

        Interest expense increased 2% to $6.5 million for the third quarter of 2003 compared with $6.4 million for the same period in 2002. Interest income was $1.0 million in the third quarter of 2003 compared with $0.4 million for the same period in 2002. Interest expense increased from the prior period a year ago as higher foreign short-term interest rates were partially offset by decreased borrowings.

        Net sales increased 7% to $915.4 million in the third quarter of 2003 from $858.6 million for the same period in 2002. Higher sales from Environmental Technologies, Process Technologies and Materials Services were partially offset by lower sales from Appearance and Performance Technologies.

Environmental Technologies

        Operating earnings increased 54% to $31.0 million in the third quarter of 2003 from $20.1 million in the same period of 2002. Net sales for the third quarter of 2003 increased 28% to $202.2 million from $158.2 million in the same period of 2002.

        The majority of this segment’s sales are derived from technologies to control pollution from mobile sources, including gasoline and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles.

        Operating earnings were higher primarily from increased volumes and a favorable product mix of mobile environmental markets, higher volumes of emission-control systems for gas turbines used in power generation applications and the absence of costs in the year-ago quarter related to rework for power generation applications of $4.6 million. The increase in operating earnings was partially offset by lower volumes to the surface coatings markets related to lower demand from the aerospace industry, higher depreciation costs of $2.6 million and higher energy costs of $0.5 million.

        Sales increased primarily from the addition of higher pass-through substrate costs and the favorable impact of foreign exchange, which collectively accounted for slightly less than half the sales increase. Sales were also favorably impacted by higher volumes and a favorable product mix in both diesel OEM and diesel retrofit markets of $5.9 million and higher volumes and a favorable product mix of emission-control systems for gas turbines used in power generation applications of $3.0 million. The increase in sales was partially offset by $2.8 million on lower volumes to the surface coatings markets primarily from lower demand from the aerospace industry.

Process Technologies

        Operating earnings increased 15% to $24.6 million in the third quarter of 2003 from $21.3 million in the same period of 2002. Net sales for the third quarter of 2003 increased 14% to $143.6 million from $125.6 million in the same period of 2002.

        Operating earnings were higher primarily from increased demand for new technologies offered to the petroleum-refining, polyolefin and gas-to-liquids markets, the favorable impact of foreign exchange of $1.5 million, lower raw material costs of $1.0 million and benefits from productivity programs. The increase in operating earnings was partially offset by higher energy costs of $1.5 million and higher nickel costs of $1.0 million.

        Sales increased primarily from increased demand for the new technologies offered to the petroleum-refining, polyolefin and gas-to-liquids markets which aggregated $10.0 million, higher sales to chemical-process markets of $4.6 million primarily from the timing of orders and the favorable impact of foreign exchange of $2.7 million. Sales were reduced by $0.9 million due to lower precious metal prices, which are passed through to chemical-process catalyst customers in Europe.

Appearance and Performance Technologies

        Operating earnings decreased 33% to $18.0 million in the third quarter of 2003 from $27.0 million in the same period of 2002. Net sales decreased 3% to $166.1 million for the third quarter of 2003 from $171.9 million in the same period of 2002.

        Sales and operating earnings decreased primarily from lower volumes of minerals-based products sold to paper and certain other industrial end markets. Operating earnings were also lower from higher energy costs of $3.0 million and higher manufacturing costs. The decrease in operating earnings was partially offset by increased sales volumes to the coatings, cosmetics/personal care and automotive markets and the favorable impact of foreign exchange of $0.7 million.

Materials Services

        Operating earnings decreased 84% to $1.3 million in the third quarter of 2003 from $8.3 million in the same period of 2002. Net sales increased 1% to $385.3 million in the third quarter of 2003 from $382.1 million in the same period of 2002.

        Operating earnings were down as earnings in the third quarter of 2002 were favorably impacted from cash received related to the settlement of litigation for a customer receivable recorded in 1997 that was previously written off ($3.0 million). In addition, earnings decreased on lower results from recycling services due to higher costs associated with performance issues at our domestic refinery. These issues, which are apart from the current level of operations, are being actively addressed by management. Overall, reduced industrial demand for certain platinum group metals continue to adversely impact this segment.

Comparison of the First Nine Months of 2003
with the First Nine Months of 2002

        Net earnings increased 48% to $170.5 million in the first nine months of 2003 from $115.4 million in the same period of 2002. The Company recorded an after-tax transition charge of $2.3 million on January 1, 2003 as the cumulative effect of an accounting change associated with the adoption of SFAS No. 143 (see Note 3, “Accounting for Asset Retirement Obligations,” for further detail). Net earnings for the first nine months of 2002 include an equity investment impairment charge of $57.7 million associated with the liquidation of the Company’s Engelhard-CLAL joint venture. Operating earnings for the first nine months of 2003 decreased 12% to $210.0 million from $239.2 million in the same period of 2002. For the nine-month period ended September 30, 2003, operating earnings include a charge of $7.8 million related to lease commitments for idle facilities, restructuring charges totaling $8.7 million and a royalty settlement gain of $28.4 million. For the nine-month period ended September 30, 2002, operating earnings include a restructuring charge of $3.1 million and an insurance settlement gain of $11.0 million.

        Operating earnings in the Company’s “All-Other” category increased primarily from the royalty settlement gain of $28.4 million reported in the first quarter of 2003.

        The effective tax rate was 22.1% in the first nine months of 2003 compared with 23.0% (excluding the equity investment impairment of $57.7 million) for the same period of 2002. The lower rate was primarily the result of the recognition of favorable tax variances from the export sales exclusion and a shift in the geographical mix of earnings. The effective tax rate is expected to be approximately 22% for the full year.

        The Company’s share of equity earnings from affiliates was $27.7 million for the first nine months of 2003 compared with $11.9 million for the same period in 2002. As previously disclosed, the Company and its partner, Fimalac, are currently in the process of liquidating the Engelhard-CLAL joint venture. The increase was primarily due to higher equity earnings from Engelhard-CLAL resulting from the sale of platinum inventories at favorable prices, realized gains on the sale of an inactive facility and the strengthening of the Euro versus the US dollar and higher Heesung-Engelhard equity earnings. The increase in equity earnings was partially offset by lower equity earnings from N.E. Chemcat resulting from environmental remediation costs and a loss on the sale of investment securities.

        Interest expense decreased 11% to $18.5 million in the first nine months of 2003 from $20.9 million in the same period of 2002. Interest income increased to $2.7 million in the first nine months of 2003 from $1.1 million in the same period in 2002. Lower interest expense was due to decreased borrowings, partially offset by higher foreign short-term interest rates.

        Net sales decreased 6% to $2.7 billion in the first nine months of 2003 from $2.8 billion in the same period in 2002. Lower sales resulted primarily from decreased sales in the Materials Services segment as a result of lower volumes and prices for certain platinum group metals.

Environmental Technologies

        Operating earnings decreased 1% to $87.0 million in the first nine months of 2003 from $87.7 million in the same period of 2002. Net sales for the first nine months of 2003 increased 27% to $624.9 million from $493.2 million in the same period of 2002.

        Operating earnings were lower primarily from lower volumes of emission-control systems for gas turbines used in power-generation applications and lower volumes to the surface coatings markets. This decline resulted from a difficult comparison from an exceptionally strong year-ago first quarter in the energy market and lower demand from the aerospace industry. Earnings also decreased from a management consolidation and productivity initiative charge of $5.3 million (see Note 2, “Special Charges and Credits,” for further detail) recorded in the first quarter of 2003, the reversal of a warranty accrual of $4.9 million in the first quarter of 2002 for a particular stationary-source, emission-control capital equipment project as a result of improved catalyst technology, higher depreciation costs of $8.4 million and higher energy costs of $2.2 million. This decrease was partially offset by increased volumes and a favorable product mix of mobile environmental markets, the absence of costs in the year-ago period related to rework for power generation applications of $7.9 million, the favorable impact of foreign exchange of $3.1 million and a manufacturing consolidation charge of $3.1 million recorded in the second quarter of 2002.

        Sales increased primarily from the addition of higher pass-through substrate costs and the favorable impact of foreign exchange, which collectively accounted for approximately two-thirds of the sales increase. Sales were also favorably impacted by higher volumes and a favorable product mix in both diesel OEM and diesel retrofit markets. Higher sales were partially offset by $11.9 million on lower volumes of emission-control systems for gas turbines used in power-generation applications and by $10.6 million on lower volumes to the surface coatings markets.

Process Technologies

        Operating earnings increased 2% to $62.7 million in the first nine months of 2003 from $61.4 million in the same period of 2002. Net sales for the first nine months of 2003 increased 6% to $401.9 million from $377.5 million in the same period of 2002.

        Operating earnings increased primarily from increased demand for new technologies offered to the petroleum-refining, polyolefin and gas-to-liquids markets, lower raw material costs of $3.9 million, the favorable impact of foreign exchange of $3.9 million and benefits from productivity programs. These decreases were partially offset by a productivity charge of $2.6 million (see Note 2, “Special Charges and Credits,” for further detail) recorded in the first quarter of 2003, higher energy costs of $5.1 million and higher nickel costs of $1.7 million.

        Sales increased primarily from increased demand for the new technologies offered to the petroleum-refining, polyolefin and gas-to-liquids markets which aggregated $30.1 million and the favorable impact of foreign exchange of $10.0 million. Sales were reduced by $8.9 million due to lower precious metal prices, which are passed through to chemical-process catalyst customers in Europe and lower sales to chemical-process markets of $1.6 million primarily from the timing of orders.

Appearance and Performance Technologies

        Operating earnings decreased 17% to $55.2 million in the first nine months of 2003 from $66.9 million in the same period of 2002. Net sales for the first nine months of 2003 increased 1% to $500.5 million from $494.9 million in the same period of 2002.

        Operating earnings decreased primarily from a charge of $7.8 million recorded in the second quarter of 2003 related to lease commitments for idle facilities, higher energy costs of $9.9 million, higher manufacturing costs and lower sales volumes of minerals-based products sold to paper and certain other industrial end markets. The decrease in operating earnings was partially offset by increased sales volumes to the coatings, cosmetics/personal care and automotive markets and the favorable impact of foreign exchange of $3.4 million.

Materials Services

        Operating earnings decreased 81% to $8.8 million in the first nine months of 2003 from $45.7 million in the same period of 2002. Net sales for the first nine months of 2003 decreased 23% to $1.1 billion from $1.4 billion in the same period of 2002.

        Operating earnings in both years were favorably affected by several items that triggered recognition of events reflecting operations from prior periods. Operating earnings in the first nine-months of 2003 benefited from a contract settlement netting $9.3 million while the year ago prior period included $22.0 million of income related to platinum-group-metal transactions realized previously but deferred pending the resolution of certain contractual provisions, an insurance settlement gain of $11.0 million, $5.5 million of income related to a previously unrecognized contractual benefit and $3.0 million of income related to cash received from the settlement of litigation for a customer receivable recorded in 1997 that was previously written off. The benefit in the current year was partially offset by higher costs associated with performance issues at our domestic refinery. These issues, which are apart from the current level of operations, are being actively addressed by management. The prior period benefits were partially offset by unusually high operating expenses from multiple causes, including legal and compensation expenses. Overall, reduced industrial demand for certain platinum group metals and lower results from recycling services continue to adversely impact this segment.

Financial Condition and Liquidity

        Working capital was $434.0 million at September 30, 2003 compared with $179.8 million at December 31, 2002. The current ratio was 1.5 at September 30, 2003 compared with 1.1 at December 31, 2002. The percentage of total debt to total capitalization was 29% at September 30, 2003 compared with 36% at December 31, 2002.

        The variance in cash flows from operating activities primarily occurred in the Materials Services segment and reflects changes in metal positions used to facilitate requirements of the Company, its metals customers and suppliers (see Note 13, “Supplemental Information,” for Materials Services variances). Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, transactions are hedged on a daily basis. Hedging is accomplished primarily through forward, future and option contracts. However, in closely monitored situations for which exposure levels have been set by senior management, the Company from time to time holds large unhedged industrial commodity positions that are subject to future market price fluctuations. These positions are included in committed metal positions along with hedged metal holdings (see Note 10, “Committed Metal Positions and Hedged Metal Obligations,” for these positions). The bulk of hedged metal obligations represent spot short positions. As these positions generate cash, their cash effect is included in the financing activities section of the Company’s “Condensed Consolidated Statements of Cash Flows.” Other than in closely monitored situations, these positions are hedged with forward purchases. In addition, the aggregate fair value of derivatives in a loss position is reported in hedged metal obligations (derivatives in a gain position are included in committed metal positions). Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Committed metal positions may include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined. As of September 30, 2003, all such contracts have been final priced and settled without any loss to the Company.

        The variance in cash flows from investing activities is primarily related to liquidating distributions received in connection with the 2002 plan to unwind the Company’s Engelhard-CLAL joint venture, an additional non-equity investment in fuel-cell developer Plug Power Inc. in 2002 and changes in capital expenditures.

        The variance in cash flows from financing activities was impacted by a change in hedged metal obligations, proceeds received from the issuance of long-term debt in May 2003, a decrease in short-term borrowings and lower net stock repurchase activity. The decrease in hedged metal obligations combined with the decrease in committed metal positions for the nine-month period ended September 30, 2003 was largely due to the conclusion of a large metal contract, combined with lower levels of industrial demand. In October 2003, the Company announced that it raised its quarterly dividend by 10 percent to 11 cents a share. The new dividend is payable on December 31 to shareholders of record on December 15.

        Through a public debt offering in May 2003, the Company issued $150 million of 10-year notes. These notes mature on May 15, 2013 and bear an interest rate of 4.25%. As discussed in Note 7, “Derivatives and Hedging,” these notes were effectively changed from a fixed rate debt obligation to a floating rate debt obligation through the use of interest rate swap agreements. The notes were issued under the Company’s existing $300 million shelf registration, effectively reducing the shelf registration to $150 million.

        In the third quarter of 2003, the Company made a voluntary $35 million cash contribution to its defined benefit pension plans. As a result of this contribution, the Company expects the projected benefit obligation of all its combined defined benefit pension plans to be approximately 80% funded. The Company has determined that its net pension cost is projected to be approximately $27 million in 2004, compared to $21 million in 2003 and $12 million in 2002.

        The Company has consistently derived considerable cash flow from operations, which has been used, along with both short-and long-term debt, to pay for capital expenditures, acquisitions, treasury stock purchases, dividends and other corporate requirements. The continuation of these levels of cash flow is expected but is subject to risk factors disclosed in the Company’s 2002 Form 10-K and in the Forward-Looking Statements section of this Form 10-Q. In addition, the Company has always maintained investment-grade credit ratings that it considers important for cost-effective and ready access to the credit markets. Management fully expects to be able to obtain future funding from both short- and long-term debt for cash requirements in excess of those from operations. In the event that any of these sources prove to be below expectations, the Company has access to committed lines of credit aggregating $800 million.

Forward-Looking Statements

        This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to the future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties that may cause the Company’s actual future activities and results of operations to be materially different from those suggested or described in this document.

        Among the risks and uncertainties that could cause actual results to differ materially are the following:

•	competitive pricing or product development activities that could affect the demand for our products, particularly competing catalyst and kaolin producers

•	the Company’s ability to achieve and execute internal business plans

•	worldwide political instability as the Company operates primarily in the United States, the European community, the Asia-Pacific region, the Russian Federation, South Africa and South America

•	alliances and geographic expansions developing differently than anticipated

•	fluctuations in the supply and prices of precious and base metals and fluctuations in the relationships between forward prices to spot prices

•	government legislation and/or regulation (particularly on environmental issues), including tax obligations

•	the impact of the anticipated repeal of the current U.S. export sales tax incentive

•	technology, manufacturing and legal issues

•	the impact of any economic downturns and inflation

•	interest rate risk, foreign currency exchange rate risk, commodity price risk and credit risk

•	the impact of higher energy and raw material costs, and the availability of natural gas and rare earth elements

21

•	the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved

•	the impact of increased employee benefit costs and/or the resultant impact on employee relations

•	contingencies related to actual or alleged environmental contamination to which the Company may be a party

•	the impact of acquisitions, divestitures and restructurings

•	overall demand for the Company’s products, including demand from the worldwide automotive and chemical-process markets

•	product quality/performance issues

•	exposure to product liability and other types of lawsuits

•	the impact of physical inventory losses, particularly with regard to precious and base metals

•	the loss of business from property and casualty exposure

        Investors are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of their dates. The Company disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4. Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of September 30, 2003, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2003 were effective to provide reasonable assurance that material information related to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings would be timely communicated to them. There have been no significant changes in the Company’s internal control over financial reporting which could significantly affect internal control over financial reporting subsequent to the date the Company carried out its evaluation.

        The Company’s management, including the CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the reality that judgments and estimates can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2003, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

			Pages
(a)	(10)	Material Contracts

		(a) Amendment to the Supplemental Retirement Program of Engelhard Corporation, effective as of October 2, 2003.	25

	(12)	Computation of the Ratio of Earnings to Fixed Charges.	26

	(31)(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	27

	(31)(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	28

	(32)	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. *	29

(b)	In a report on Form 8-K furnished to the Securities and Exchange Commission (SEC) on
July 29, 2003, the Company reported that it furnished its earnings release with the SEC
		for the second quarter of 2003.

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

ENGELHARD CORPORATION ———————————————— (Registrant)

Date:	November 13, 2003 ————————————	/s/ Barry W. Perry ———————————————— Barry W. Perry Chairman and Chief Executive Officer

Date:	November 13, 2003 ————————————	/s/ Michael A. Sperduto ———————————————— Michael A. Sperduto Vice President and Chief Financial Officer

Date:	November 13, 2003 ————————————	/s/ Alan J. Shaw ———————————————— Alan J. Shaw Controller

24

EXHIBIT (10) (a)

AMENDMENT TO
SUPPLEMENTAL RETIREMENT PROGRAM
OF ENGELHARD CORPORATION

The Supplemental Retirement Program of Engelhard Corporation (the “Program”) is amended, effective as of October 2, 2003, as set forth below.

Section 6 of the Program is amended by redesignating paragraph (d) thereof as paragraph (e) and inserting a new paragraph (d) to read as follows:

“(d) the Participant’s death; or”

Section 5(d) of the Program is amended to read as follows in its entirety:

“(d) The Excess Benefit Plan and the Supplemental Executive Retirement Plan are intended to be “unfunded” plans for deferred compensation. With respect to any payments not yet made to a Participant, nothing contained in the Excess Benefit Plan or the Supplemental Executive Retirement Plan shall give any such Participant any rights that are greater than those of a general, unsecured creditor of the Company; provided, however, that the Company may authorize the creation of trusts or make other arrangements to meet the Company’s obligations under the Excess Benefit Plan or Supplemental Executive Retirement Plan, so long as such trusts or other arrangements are consistent with the “unfunded” status of the Plan for federal income tax purposes.”

List of current elected executive officers who have entered into this Supplemental Retirement Program of Engelhard Corporation:

Arthur A. Dornbusch, II

Mark Dresner

John C. Hess

Chung Ping Mak

Peter B. Martin

Barry W. Perry

Alan J. Shaw

Michael A. Sperduto

EXHIBIT (12)

ENGELHARD CORPORATION COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES (Dollars in Millions) (Unaudited)

	Nine Months Ended September 30,	Years Ended December 31,
	2003	2002	2001	2000	1999	1998
Earnings from continuing operations before
provision for income taxes and cumulative
effect of an accounting change	$221.8	$237.9	$305.2	$245.7	$284.1	$260.6

Add/(deduct)
Portion of rents representative of
the interest factor	8.7	11.6	8.4	8.8	7.0	3.5
Interest on indebtedness	18.5	27.4	47.3	64.8	69.2	60.8
Equity dividends	4.5	3.9	4.2	4.4	2.4	2.0
Equity in (earnings) losses of
affiliates	(27.7)	(16.2)	(29.1)	(24.2)	(16.3)	(10.1)

Earnings, as adjusted	$225.8	$264.6	$336.0	$299.5	$346.4	$316.8

Fixed Charges
Portion of rents representative of
the interest factor	$8.7	$11.6	$8.4	$8.8	$7.0	$3.5
Interest on indebtedness	18.5	27.4	47.3	64.8	69.2	60.8
Capitalized interest	2.3	3.0	3.0	3.9	2.6	1.9

Fixed charges	$29.5	$42.0	$58.7	$77.5	$78.8	$66.2

Ratio of Earnings to Fixed Charges	7.65	6.30	5.72	3.86	4.39	4.79

26

EXHIBIT (31)(a)

Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

I, Barry W. Perry, Chairman and Chief Executive Officer of Engelhard Corporation (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	November 13, 2003 ———————————	/s/ Barry W. Perry ————————————— Barry W. Perry Chairman and Chief Executive Officer

27

EXHIBIT (31)(b)

Rule 13a-14(a)/15d-14(a)
Certification of Chief Financial Officer

I, Michael A. Sperduto, Vice President and Chief Financial Officer of Engelhard Corporation (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and to the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	November 13, 2003 ———————————	/s/ Michael A. Sperduto ————————————— Michael A. Sperduto Vice President and Chief Financial Officer

28

EXHIBIT (32)

Section 1350 Certifications of
Chief Executive Officer and Chief Financial Officer

        The undersigned, Barry W. Perry, Chairman and Chief Executive Officer of Engelhard Corporation (the “Company”), and Michael A. Sperduto, Vice President and Chief Financial Officer of the Company, each hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2003 (the “Report”) (1) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

Date:	November 13, 2003 ———————————	/s/ Barry W. Perry ————————————— Barry W. Perry Chairman and Chief Executive Officer

Date:	November 13, 2003 ———————————	/s/ Michael A. Sperduto ————————————— Michael A. Sperduto Vice President and Chief Financial Officer

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