Form 10-K
period 2003-12-31
ENGELHARD CORP
filed 2004-03-11
CIK 352947

2003
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________
Commission file number 1-8142

ENGELHARD CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	22-1586002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

101 WOOD AVENUE, ISELIN, NEW JERSEY	08830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(732) 205-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $1 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No |_|.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes |X|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|.

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2003 was approximately $3,105,021,007.

As of March 8, 2004, 124,546,751 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed by April 30, 2004.

TABLE OF CONTENTS

Item		Page

	Part I
1.	Business
	(a) General development of business	3
	(b) Available information of Engelhard	3
	(c) Segment and geographic area data	3-5, 59-62
	(d) Description of business	3-5, 59-62
	(e) Environmental matters	6-7

2.	Properties	7

3.	Legal Proceedings	7-8

4.	Submission of Matters to a Vote of Security Holders	9

4A.	Executive Officers of the Registrant	9

	Part II

5.	Market for Registrant’s Common Equity and Related Stockholder Matters	10

6.	Selected Financial Data	10-11, 68

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-26

7A.	Quantitative and Qualitative Disclosures about Market Risk	27-28

8.	Financial Statements and Supplementary Data	29-67

9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	68

9A.	Controls and Procedures	68-69

	Part III

10.	Directors and Executive Officers of the Registrant	9, 69

11.	Executive Compensation	69

12.	Security Ownership of Certain Beneficial Owners and Management	70-71

13.	Certain Relationships and Related Transactions	71

14.	Principal Accountant Fees and Services	71

	Part IV

15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	72-94

PART I

ITEM 1.	BUSINESS

          Engelhard Corporation (which together with its subsidiaries, is collectively referred to as the Company) was formed under the laws of Delaware in 1938 and became a public company in 1981. The Company’s principal executive offices are located at 101 Wood Avenue, Iselin, NJ, 08830 (telephone number (732) 205-5000).

          The Company maintains a Web site, free of charge, at www.Engelhard.com, which contains information about us, including links to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and related amendments, which are available as soon as reasonably practicable after such reports are filed or furnished electronically with the SEC. Our Web site and the information contained in it shall not be deemed incorporated by reference in this Form 10-K.

          The Company develops, manufactures and markets value-adding technologies based on surface and materials science for a wide spectrum of industrial customers. The Company also provides its technology segments, their customers and others with precious and base metals and related services.

          The Company employed approximately 6,480 people as of January 1, 2004 and operates on a worldwide basis with corporate headquarters in the United States, and manufacturing facilities, mineral reserves and other operations in Asia, the European community, North America, the Russian Federation, South Africa and Brazil.

          The Company’s businesses are organized into four reportable segments — Environmental Technologies, Process Technologies, Appearance and Performance Technologies and Materials Services.

          The following information on the Company is included by segment in Note 19, “Business Segment and Geographic Area Data,” of the Notes to Consolidated Financial Statements: net sales to external customers, operating earnings/(loss), special charges/(credits), net, depreciation, depletion and amortization, equity in earnings of affiliates, total assets, equity investments and capital expenditures. Interest income, interest expense and income taxes are included in total.

Environmental Technologies

          The Environmental Technologies segment markets cost-effective compliance with environmental regulations, enabled by sophisticated emission-control technologies and systems. The segment also provides high-value material products made principally from platinum group metals, as well as thermal spray and coating technologies.

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

          The manufacturing operations of the Environmental Technologies segment are carried out in the United States, Italy, Germany, India, South Africa, Brazil, China, Thailand, Sweden and the United Kingdom, with equity investments located in South Korea and the United States. The products are sold principally through the Company’s sales organizations or those of its equity investments, supplemented by independent distributors and representatives.

          Principal raw materials used by the Environmental Technologies segment include precious metals, procured by the Materials Services segment and/or supplied by customers, and a variety of minerals and chemicals that are generally readily available.

          As of January 1, 2004, the Environmental Technologies segment had approximately 1,880 employees worldwide. Most hourly employees are not covered by collective bargaining agreements. Employee relations have generally been good.

Process Technologies

          The Process Technologies segment enables customers to make their processes more productive, efficient, environmentally sound and safer through the supply of advanced chemical-process catalysts, additives and sorbents.

          Process Technologies’ chemical-process catalysts are used in the manufacture of a variety of products and intermediates made by chemical, petrochemical, pharmaceutical and agricultural chemical producers. In addition, they are used in the production of polypropylene, which is used in a wide range of products, including food packaging, carpets, toys and automobile bumpers. Sorbents are used to purify and decolorize naturally occurring fats and oils for the manufacture of shortenings, margarines and cooking oils. Petroleum catalysts and additives are used by refiners to provide economies in petroleum processing and to meet increasingly stringent fuel-quality requirements. The segment’s catalyst products are based on the Company’s proprietary technology and often are application-specific.

          The products of the Process Technologies segment compete in the marketplace on the basis of value, performance and cost. No single competitor is dominant in the markets in which the Company operates.

          The manufacturing operations of the segment are carried out in the United States, Italy, The Netherlands and Spain. The products are sold principally through the Company’s sales organizations supplemented by independent representatives.

          The principal raw materials used by the segment include metals, procured by the Materials Services segment and from third parties; kaolin-based intermediates supplied by the Appearance and Performance Technologies segment; and a variety of other minerals and chemicals that are generally readily available. The segment also uses certain raw materials that are sourced primarily from China.

          As of January 1, 2004, the Process Technologies segment had approximately 1,715 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

Appearance and Performance Technologies

          The Appearance and Performance Technologies segment provides pigments, effect materials and performance additives that enable its customers to market enhanced image and functionality in their products. This segment serves a broad array of end markets, including coatings, plastics, cosmetics, automotive, construction and paper. The segment’s products help customers improve the look, performance and overall cost of their products. In addition, the segment is the internal supply source of precursors for most of the Company’s advanced petroleum-refining catalysts.

          The segment’s principal products include special-effect materials and films, color pigments and dispersions, paper pigments and extenders and specialty performance additives. The segment’s special-effect pigments provide a range of aesthetic effects in coatings, personal care and cosmetic products, packaging, plastics, inks, glitter, gift wrap, textiles and other applications. Color pigments include a broad range of organic and inorganic products, dispersions and universal colorants that impart color to automotive finishes, coatings, plastics and inks. Paper pigments are used as coating and extender pigments to improve the opacity, brightness, gloss and printability of coated and uncoated papers. Specialty performance additives are used to improve the functionality, appearance and value of liquid and powder coatings, plastics, rubber, adhesives, inks, concrete and cosmetics. Iridescent and specialty films are used to visually enhance a variety of products in such applications as product packaging, labels, glitter, gift wrap and textiles.

          The products of the Appearance and Performance Technologies segment compete in the marketplace on the basis of value, performance and cost. No single competitor is dominant in the markets in which the Company operates.

          The manufacturing operations of the segment are carried out in the United States, South Korea, China and Finland. Subsidiary sales and distribution centers are located in France, Hong Kong, Japan, Mexico and The Netherlands, in addition to the manufacturing site locations noted above. Products are sold through the Company’s sales organization supplemented by independent distributors and representatives.

          The principal raw materials used by the Appearance and Performance Technologies segment include naturally occurring minerals such as kaolin, attapulgite and mica, which are mined from mineral reserves owned or leased by the Company, and a variety of other minerals and chemicals that are readily available.

          As of January 1, 2004, the Appearance and Performance Technologies segment had approximately 2,160 employees worldwide. Most hourly employees are covered by collective bargaining agreements.  Employee relations have generally been good.

Materials Services

          The Materials Services segment serves the Company’s technology segments, their customers and others with precious and base metals and related services. This is a distribution and materials services business that purchases and sells precious metals, base metals and related products and services. It does so under a variety of pricing and delivery arrangements structured to meet the logistical, financial and price-risk management requirements of the Company, its customers and suppliers. Additionally, it offers the related services of precious-metal refining and storage, and produces precious-metal salts and solutions.

          The Materials Services segment is responsible for procuring precious and base metals to meet the requirements of the Company’s operations and its customers. Supplies of newly mined platinum group metals are obtained primarily from South Africa and the Russian Federation and, to a lesser extent, from the United States and Canada, the only four regions that are known significant sources. Most of these platinum group metals are obtained pursuant to a number of contractual arrangements with different durations and terms. This segment also refines platinum group metals. Gold, silver and base metals are purchased from various sources. In addition, in the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms.

          Operations are located in the United States, Italy, Japan, the Russian Federation, Switzerland and the United Kingdom. As of January 1, 2004, the Materials Services segment had approximately 84 employees worldwide.

Equity Investments

          The Company has equity investments in affiliates that are accounted for under the equity method. These investments are N.E. Chemcat Corporation (N.E. Chemcat), Heesung-Engelhard, Engelhard-CLAL and Prodrive-Engelhard. N.E. Chemcat is a 38.8%-owned, publicly traded Japanese corporation and a leading producer of automotive and chemical catalysts, electronic chemicals and other precious-metal-based products. Heesung-Engelhard, a 49%-owned joint venture in South Korea, manufactures and markets catalyst products for automobiles. Engelhard-CLAL manufactured and marketed certain products containing precious metals and was substantially liquidated as of December 31, 2003. As of December 31, 2003, the Company’s ownership in the remaining Engelhard-CLAL operations has decreased from 50% to 45%. Prodrive-Engelhard, a 50%-owned joint venture in the United States, specializes in the design, development and testing of vehicle emission systems.

Major Customers

          No customer accounted for more than 10% of the Company’s net sales for the year ended December 31, 2003. In each of the prior two years, Ford Motor Company, a customer of the Environmental Technologies and Materials Services segments, accounted for more than 10% of the Company’s net sales. Sales of precious metal to this customer were significantly lower in 2003. Fluctuations in precious-metal prices and the type and quantities of metal purchased can result in material variations in sales reported, but do not necessarily have a direct or significant effect on earnings.

Research and Patents

          At December 31, 2003, the Company employed approximately 532 scientists, technicians and auxiliary personnel engaged in research and development in the fields of surface chemistry and materials science. These activities are conducted in the United States and abroad. Research and development expenses were $93.1 million in 2003, $88.2 million in 2002 and $84.3 million in 2001.

          Research facilities include fully staffed instrument analysis laboratories that the Company maintains in order to achieve the high level of precision necessary for its technology businesses and to assist customers in understanding how the Company’s products and services add value to their businesses.

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

Environmental Matters

          With the oversight of environmental agencies, the Company is currently preparing, has under review, or is implementing environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites, including Plainville, Massachusetts. The Company is continuing to investigate contamination at Plainville under a 1993 agreement with the United States Environmental Protection Agency (EPA). The Company is continuing to address decommissioning issues at Plainville under authority delegated by the Nuclear Regulatory Commission to the Commonwealth of Massachusetts.

          In addition, as of December 31, 2003, nine sites have been identified at which the Company believes liability as a potentially responsible party is probable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination and natural resource damages resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund imposes strict, joint and several liability under certain circumstances. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de-minimis contributor of hazardous substances at a number of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances, discovery of new information or natural resource damages, the Company has settled a number of other cleanup proceedings. The Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

          The accruals for environmental cleanup-related costs reported in the consolidated balance sheets at December 31, 2003 and 2002 were $19.3 million and $18.5 million, respectively, including $0.1 million at December 31, 2003 and 2002 for Superfund sites. These amounts represent those undiscounted costs that the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company’s accrual represents approximately 40% of what it believes are the reasonably possible environmental cleanup-related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

          Cash payments for environmental cleanup-related matters were $1.8 million in each of 2003 and 2002 and $1.7 million in 2001. The amounts accrued in connection with environmental cleanup-related matters were not significant over this time period.

          For the past three-year period, environmental-related capital projects have averaged less than 10% of the Company’s total capital expenditure programs, and the expense of environmental compliance (e.g., environmental testing, permits, consultants and in-house staff) was not material.

          There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup-related matters are projected to be $1.5 million for 2004, which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, management believes environmental cleanup-related reserves at December 31, 2003 are reasonable and adequate, and environmental matters are not expected to have a material adverse effect on financial condition. However, if these matters are resolved in a manner different from the estimates, they could have a material adverse effect on the Company’s operating results or cash flows.

ITEM 2.	PROPERTIES

          The Company leases a building on approximately seven acres of land with an area of approximately 271,000 square feet in Iselin, NJ. This building serves as the principal executive and administrative office of the Company and its operating segments. The Company owns approximately eight acres of land and three buildings with a combined area of approximately 150,000 square feet in Iselin, NJ. These buildings serve as the major research and development facilities for the Company’s operations. The Company also owns or leases research facilities in Gordon, GA; Union, NJ; Buchanan and Ossining, NY; Beachwood, OH; Pasadena, TX; Hannover, Germany; and De Meern, The Netherlands.

          The Environmental Technologies segment operates company-owned plants in Huntsville, AL; East Windsor, CT; Wilmington, MA; Duncan, SC; East Newark and Carteret, NJ; Fremont, CA; Nienburg, Germany; Madras, India; Port Elizabeth, South Africa; Rome, Italy; Indiatuba, Brazil; Shanghai, China; Rayoung, Thailand; Solvesborg, Sweden; and Cinderford in the United Kingdom.

          The Process Technologies segment operates company-owned plants in Attapulgus and Savannah, GA; Elyria, OH; Erie, PA; Seneca, SC; Jackson, MS; Pasadena, TX; Rome, Italy; De Meern, The Netherlands; and Tarragona, Spain.

          The Appearance and Performance Technologies segment operates company-owned attapulgite processing plants in Quincy, FL near the area containing its attapulgite reserves, plus mica mine and processing facilities in Hartwell, GA. In addition, the segment operates three company-owned kaolin mines and three milling facilities in Middle Georgia, which serve a 70-mile network of pipelines to three processing plants. It also operates on company-owned land containing kaolin and leases on a long-term basis kaolin mineral rights to additional acreage. The segment also operates company-owned sales and manufacturing facilities in Kotka and Rauma, Finland and Shanxi, China in addition to owning and operating color, pearlescent pigment and film manufacturing facilities in Sylmar, CA; Louisville, KY; Eastport, ME; Peekskill, NY; Elyria, OH; Charleston, SC; and Inchon, South Korea. Management believes the Company’s kaolin, attapulgite and mica reserves will be sufficient to meet its needs for the foreseeable future.

          The Materials Services segment’s operations are conducted at leased facilities in Iselin, NJ; Lincoln Park, MI; Tokyo, Japan; Moscow, Russia; Zug, Switzerland; and London, the United Kingdom. In addition, the segment’s operations are conducted at company-owned facilities in Seneca, SC; Carteret, NJ; and Rome, Italy.

          Management believes that the Company’s processing and refining facilities, plants and mills are suitable and have sufficient capacity to meet its normal operating requirements for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

          The Company is one of a number of defendants in numerous proceedings that allege that the plaintiffs were injured from exposure to hazardous substances purportedly supplied by the Company and other defendants or that existed on Company premises. The Company is also subject to a number of environmental contingencies (see Note 21, “Environmental Costs,” for further detail) and is a defendant in a number of lawsuits covering a wide range of other matters. In some of these matters, the remedies sought or damages claimed are substantial. While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition. However, if these matters are resolved in a manner different from management’s current expectations, they could have a material adverse effect on the Company’s operating results or cash flows.

          The Company is involved in a value-added tax dispute in Peru. Management believes the Company was targeted by corrupt officials within a former Peruvian government. On December 2, 1999, Engelhard Peru, S.A., a wholly-owned subsidiary, was denied refund claims of approximately $28 million. The Peruvian tax authority also determined that Engelhard Peru, S.A. is liable for approximately $63 million in refunds previously paid, fines and interest as of December 31, 1999. Interest and fines continue to accrue at rates established by Peruvian law. The Peruvian Tax Court ruled on February 11, 2003 that Engelhard Peru, S.A. was liable for these amounts, overruling precedent to apply a “form over substance” theory without any determination of fraudulent participation by Engelhard Peru, S.A. The Tax Court is part of the Peruvian Ministry of Economics and Finance. Engelhard Peru, S.A. is contesting these determinations vigorously, and management believes, based on consultation with counsel, that Engelhard Peru, S.A. is entitled to all refunds claimed and is not liable for these additional taxes, fines or interest. In late October 2000, a criminal proceeding alleging tax fraud and forgery related to this value-added tax dispute was initiated against two Lima-based officials of Engelhard Peru, S.A. Although Engelhard Peru, S.A. is not a defendant, it may be civilly liable in Peru if its representatives are found responsible for criminal conduct. In its own investigation, and in detailed review of the materials presented in Peru, management has not seen any evidence of tax fraud by these officials. Accordingly, Engelhard Peru, S.A. is assisting in the vigorous defense of this proceeding. Management believes the maximum economic exposure is limited to the aggregate value of all assets of Engelhard Peru, S.A. That amount, which is approximately $30 million including unpaid refunds, has been fully provided for in the accounts of the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

ARTHUR A. DORNBUSCH, II	Age 60. Vice President, General Counsel and Secretary of the Company from prior to 1999.

MARK DRESNER	Age 52. Vice President of Corporate Communications from prior to 1999.

JOHN C. HESS	Age 52. Vice President, Human Resources from prior to 1999.

MAC C.P. MAK

Age 55.  Treasurer, effective April 7, 2003. Senior Vice President, Strategic Planning and Corporate Development, Coty Inc. (global cosmetics company) from December 2001 to April 2003. Vice President, Strategic Planning and Corporate Development, Coty Inc. from October 1999 to December 2001. Vice President and Deputy Treasurer, RJR Nabisco Inc. (global cigarette and food company) from October 1998 to August 1999.

PETER B. MARTIN	Age 64. Vice President, Investor Relations from prior to 1999.

BARRY W. PERRY *

Age 57.  Chairman and Chief Executive Officer of the Company since January 2001. President and Chief Operating Officer from prior to 1999. Mr. Perry is also a director of Arrow Electronics, Inc. and Cookson Group plc.

ALAN J. SHAW	Age 55. Controller of the Company effective January 1, 2003. Vice President-Finance of Materials Services from prior to 1999.

MICHAEL A. SPERDUTO	Age 46. Vice President and Chief Financial Officer of the Company effective August 2, 2001. Controller of the Company from August 1999 to August 2001. Vice President-Finance from prior to 1999.

* Also a director of the Company.

          Officers of the Company are elected at the meeting of the Board of Directors held in May of each year after the annual meeting of shareholders and serve until their successors shall be elected and qualified and shall serve as such at the pleasure of the Board.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          As of March 1, 2004, there were 4,876 holders of record of the Company’s common stock, which is traded on the New York Stock Exchange (ticker symbol “EC”), as well as on the Swiss stock exchange.

          The range of market prices and cash dividends paid for each quarterly period were as follows:

	NYSE Market Price		Cash dividends paid per share

	High	Low

2003
First quarter	$23.11	$19.02	$0.10
Second quarter	26.61	21.26	0.10
Third quarter	29.15	24.08	0.10
Fourth quarter	30.58	27.18	0.11

2002
First quarter	$31.16	$25.02	$0.10
Second quarter	33.00	26.62	0.10
Third quarter	29.00	22.44	0.10
Fourth quarter	25.44	21.18	0.10

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data
($ in millions, except per-share amounts)

	2003	2002	2001	2000	1999

Net sales	$3,714.5	$3,753.6	$5,096.9	$5,542.6	$4,488.0
Net earnings (1)	234.2	171.4	225.6	168.3	197.5
Basic earnings per share (1)	1.87	1.34	1.73	1.33	1.49
Diluted earnings per share (1)	1.84	1.31	1.71	1.31	1.47
Total assets	2,933.0	3,020.7	2,995.5	3,166.8	2,920.5
Long-term debt	390.6	247.8	237.9	248.6	499.5
Shareholders’ equity	1,285.4	1,077.2	1,003.5	874.6	764.4
Cash dividends paid per share	0.41	0.40	0.40	0.40	0.40
Return on average shareholders’ equity (1)	19.8%	16.5%	24.0%	20.5%	23.7%

(1) Net earnings in 2003 include the following: a royalty settlement gain of $17.6 million, a charge of $4.8 million for the fair value of the remaining lease costs of certain minerals-storage facilities that the Company ceased to use because of productivity initiatives and restructuring charges of $5.6 million (see Note 6, “Special Charges and Credits,” for further detail). In addition, a transition charge of $2.3 million was recorded on January 1, 2003 as the cumulative effect of an accounting change (see Note 4, “Accounting for Asset Retirement Obligations,” for further detail).

     Net earnings in 2002 include the following: an impairment charge of $57.7 million associated with the Engelhard-CLAL joint venture (see Note 10, “Investments,” for further detail), an impairment charge of $4.1 million associated with an investment in fuel-cell developer Plug Power Inc. (see Note 10, “Investments,” for further detail), a charge of $1.9 million related to a manufacturing consolidation plan and a $6.8 million insurance settlement gain (see Note 6, “Special Charges and Credits,” for further detail).

          Net earnings in 2000 include the following: fourth-quarter special and other charges of $75.1 million for a variety of events, a third-quarter impairment charge of $16.9 million related to the write-down of goodwill and fixed assets of the Company’s HexCore business unit and net gains of $12.9 million on sales of investments and land.

          Net earnings in 1999 include net gains of $6.0 million on sales of investments and land.

The following tables provide information related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (See Note 4, “Accounting for Asset Retirement Obligations,” for further detail):

Selected Financial Data
($ in millions, except per-share amounts)

	2003	2002	2001	2000	1999

Net earnings before cumulative effect of a change in accounting principle	$236.5	$171.4	$225.6	$168.3	$197.5
Cumulative effect of a change in accounting principle, net of tax of $1,390	(2.3)	—	—	—	—

Net earnings	$234.2	$171.4	$225.6	$168.3	$197.5

Earnings per share – basic:
Earnings before cumulative effect of a change in accounting principle	$1.89	$1.34	$1.73	$1.33	$1.49
Cumulative effect of a change in accounting principle, net of tax	(0.02)	—	—	—	—

Earnings per share - basic	$1.87	$1.34	$1.73	$1.33	$1.49

Earnings per share – diluted:
Earnings before cumulative effect of a change in accounting principle	$1.86	$1.31	$1.71	$1.31	$1.47
Cumulative effect of a change in accounting principle, net of tax	(0.02)	—	—	—	—

Earnings per share – diluted	$1.84	$1.31	$1.71	$1.31	$1.47

Pro forma amounts assuming the provisions of SFAS No. 143 were applied retroactively:	2003	2002	2001	2000	1999

Net earnings before cumulative effect of a change in accounting principle	$236.5	$170.8	$225.0	$167.8	$197.1
Basic earnings per share before cumulative effect	1.89	1.33	1.73	1.33	1.49
Diluted earnings per share before cumulative effect	1.86	1.31	1.70	1.31	1.46

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Unless otherwise indicated, all per-share amounts are presented as diluted earnings per share, as calculated under SFAS No. 128, “Earnings per Share.”

          For a discussion of the Company’s critical accounting policies, see page 21.

Results of Operations

          Net sales were $3.7 billion in 2003, compared with $3.8 billion in 2002 and $5.1 billion in 2001. Net earnings were $234.2 million ($1.84 per share) in 2003, compared with $171.4 million ($1.31 per share) in 2002 and $225.6 million ($1.71 per share) in 2001.

          Net earnings in 2003 include a royalty settlement gain of $17.6 million, a charge of $4.8 million for the fair value of the remaining lease costs of certain minerals-storage facilities that the Company ceased to use because of productivity initiatives and restructuring charges of $5.6 million. In addition, a transition charge of $2.3 million was recorded on January 1, 2003 as the cumulative effect of an accounting change. Net earnings in 2002 include an impairment charge of $57.7 million associated with the Engelhard-CLAL joint venture, an impairment charge of $4.1 million associated with an investment in fuel-cell developer Plug Power Inc., a charge of $1.9 million related to a manufacturing consolidation plan and a $6.8 million insurance settlement gain.

          The information in the discussion of each segment’s results discussed below is derived directly from the internal financial reporting system used for management purposes. Items allocated to each segment’s results include the majority of corporate operating charges. Unallocated items include interest expense, interest income, royalty income, sale of precious metals accounted for under the last-in, first-out (LIFO) method, certain special charges and credits, income taxes, certain information technology development costs and other miscellaneous corporate items.

          Operating earnings in the Company’s “All Other” category increased primarily from the royalty settlement gain of $28.4 million ($17.6 million after tax) reported in 2003 (see Note 6, “Special Charges and Credits,” for further detail).

Environmental Technologies

          The Environmental Technologies segment markets cost-effective compliance with environmental regulations, enabled by sophisticated emission-control technologies and systems. The segment also provides high-value material products made principally from platinum group metals, as well as thermal spray and coating technologies.

2003 Performance

          Sales increased 22% to $831.4 million and operating earnings increased 9% to $119.3 million.

Discussion

          The majority of this segment’s sales and operating earnings are derived from technologies to control pollution from mobile sources, including gasoline- and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles.

          Sales increased primarily from the addition of higher pass-through substrate costs and the favorable impact of foreign exchange, which collectively accounted for approximately two-thirds of the sales increase. Sales were also favorably impacted from increased sales of advanced technology solutions to the automotive markets. In addition, higher volumes and a favorable product mix in both diesel OEM and retrofit markets had a favorable impact on sales. Higher sales were partially offset by $16.3 million on lower volumes of emission-control systems for gas turbines used in power-generation applications and by $12.1 million on lower volumes to surface coating markets primarily due to lower demand from the aerospace industry.

          Operating earnings were higher from increased sales of advanced technology solutions to the automotive markets. Operating earnings were also favorably impacted due to increased volumes and a favorable product mix in both diesel OEM and retrofit markets; the absence of costs in the year-ago period related to rework for power-generation applications of $11.4 million; the favorable impact of foreign exchange of $6.7 million; and a manufacturing consolidation charge of $3.1 million recorded in the second quarter of 2002. The increase was partially offset by lower volumes of emission-control systems for gas turbines used in power-generation applications and lower volumes to surface-coating markets. This decline resulted from a strong year-ago first quarter in the energy market and lower demand from the aerospace industry. Earnings also decreased due to a management consolidation and productivity initiative that resulted in a charge of $5.3 million recorded in the first quarter of 2003; the reversal of a warranty accrual of $4.9 million in the first quarter of 2002 for a particular stationary-source, emission-control capital equipment project as a result of improved technology; the recognition of expenses of $5.0 million due to customer-related financial issues; higher depreciation costs of $4.3 million and higher energy costs of $2.7 million.

Outlook

          This segment expects growth in sales and operating earnings as emission-control regulations become stricter around the world and address a much broader range of emission sources. Demand from the automotive market is expected to remain strong in response to the Company’s development of several new technologies. Although auto builds in our largest market segments are forecasted to be flat in 2004, ongoing productivity improvements and increased demand in Asia are expected to support modest growth in this portion of the segment. A significant decline in auto builds could have an unfavorable effect on this segment, depending on the demand for platforms where the segment provides catalysts.

          In stationary-source markets, demand is expected to remain soft for technologies related to peak-power generation due to the current lack of funding for these projects.

          Sales of advanced catalysts for medium- and heavy-duty diesel trucks increased in 2003 and are expected to expand in 2004 as new regulations begin to take effect. Significant investment in research for medium- and heavy-duty diesel continues in anticipation of more stringent regulations scheduled to begin phasing in during 2005 and 2007.

          This segment continues to work to reduce its reliance on the automotive market by developing an array of applications not only for medium- and heavy-duty diesel markets, but also for non-automotive markets, including technologies for motorcycles; small engines, such as lawn and garden power equipment; charbroilers; mining and construction; and ozone management.

2002 compared with 2001

          Sales increased 5% to $680.4 million and operating earnings decreased 23% to $109.2 million.

Discussion

          Sales increased primarily from the addition of higher pass-through substrate costs of $32.2 million, an estimated 2% increase in worldwide production of light-duty vehicles and higher volumes in both diesel OEM and retrofit markets. Higher sales were reduced by $15.8 million on lower volumes of emission-control systems for gas turbines used in power-generation applications and by $7.8 million on lower volumes to surface coating markets.

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

2003 Performance

          Sales increased 6% to $569.2 million and operating earnings increased 3% to $95.9 million.

Discussion

          Sales grew primarily from increased demand for new technologies offered to the petroleum-refining (DMS platform products and additives), polyolefin (Lynx platform) and gas-to-liquids markets which aggregated $33.0 million and the favorable impact of foreign exchange of $13.0 million. Sales were reduced by $10.3 million due to lower precious-metal prices, which are passed through to chemical-process catalyst customers in Europe and lower sales to chemical-process markets of $7.0 million primarily from the timing of orders and related shipments.

          Operating earnings rose primarily due to increased demand for new technologies offered to the petroleum-refining, polyolefin and gas-to-liquids markets; lower raw material costs of $4.5 million (excluding nickel); the favorable impact of foreign exchange of $5.4 million; and benefits from productivity programs. These increases were partially offset by a productivity initiative that resulted in a charge of $2.6 million recorded in the first quarter of 2003, higher energy costs of $5.7 million and higher nickel costs of $3.5 million.

Outlook

          Sales and earnings growth in this segment are expected to come from custom-process catalysts, such as those that enable conversion of gas-to-liquids; new catalyst and additive technologies for petroleum refining; and increased market penetration for polypropylene catalysts. Continued cost management, productivity improvements and product technology advances should also contribute to earnings growth. Capacity expansion of a polyolefin catalyst plant in Tarragona, Spain is expected to come online in the first half of 2004. Overall weakness in the chemical-process market and relatively flat demand in the petroleum-refining market are expected to continue for most of 2004.

2002 compared with 2001

          Sales decreased 5% to $538.8 million and operating earnings decreased 1% to $93.0 million.

Discussion

          Sales and operating earnings were lower in 2002 primarily from lower volumes to the chemical-process and petroleum-refining markets. These decreases were partially offset by increased demand for Lynx 1000™ polypropylene catalysts; NaphthaMax™ refining catalysts and petroleum-refining additives, which aggregated $37.2 million; the full-year inclusion of a fats and oils catalyst business acquired from Sud Chemie in October 2001; and the introduction of a new gas-to-liquids catalyst in 2002. Sales were also reduced by $17.6 million due to lower precious-metal prices, which are passed through to chemical-process catalyst customers in Europe.

          Operating earnings were favorably impacted by lower energy and raw material costs of $6.3 million; the elimination of goodwill amortization of $3.6 million related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”; full-year inclusion of $2.5 million of results from the fats and oils catalyst business acquired from Sud Chemie in October 2001; and favorable impact of foreign exchange of $1.6 million.

Appearance and Performance Technologies

          The Appearance and Performance Technologies segment provides pigments, effect materials and performance additives that enable its customers to market enhanced image and functionality in their products. This segment serves a broad array of end markets, including coatings, plastics, cosmetics, automotive, construction and paper. The segment’s products help customers improve the look, performance and overall cost of their products. In addition, the segment is the internal supply source of precursors for most of the Company’s advanced petroleum-refining catalysts.

2003 Performance

          Sales increased 1% to $653.8 million and operating earnings decreased 20% to $69.5 million.

Discussion

          Sales increased slightly in 2003 as significant sales volumes to the coatings, cosmetics, personal care and automotive markets, and the net favorable impact of foreign exchange of $5.8 million were partially offset by lower volumes of mineral-based products to the paper and industrial end markets. Lower volumes of mineral-based products were attributed to continued weak demand in the paper market and the loss of some volume to competition due to pricing.

          Operating earnings were lower primarily from a charge of $7.8 million recorded in the second quarter of 2003 for the fair value of the remaining lease costs of certain minerals-storage facilities that the Company ceased to use because of productivity initiatives, lower minerals sales volumes to the paper market, higher energy costs of $11.3 million and higher costs related to the start-up of a new manufacturing plant in China. This decrease was partially offset by continued strong growth in the colorant and effect-pigment markets.

Outlook

          Earnings growth within this segment is expected to improve from the weak and mixed results reported in 2003. Sales and earnings to several major markets, including coatings, cosmetics, personal care, automotive and agriculture, are expected to continue its pattern of growth. This growth is expected to be driven by expansion of the segment’s technology base through alliances and internal development, which should result in new products, applications and served markets.

          Earnings growth from mineral-based markets is expected to improve in spite of a continued weak paper industry outlook through most of the coming year. This growth is expected to come from productivity improvements and sales increases to non-paper markets. However, worldwide coated-paper consumption has been relatively flat over the period 2001 to 2003 and down from the peaks reached in 2000. While modest growth is expected over the next several years, the hydrous kaolin market continues to be particularly difficult. Brazilian producers have brought more than 1.5 million tons of capacity on stream since 1997. This has exacerbated an over-capacity situation and led to severe price competition, particularly as consolidations have given paper producers greater purchasing power. As a consequence of trying to maintain pricing and capture energy surcharges, Engelhard has lost market share, which will reduce 2004 volumes. However, to increase earnings in spite of these conditions, there will be a continued emphasis on productivity and efforts to focus on higher value end markets, including non-paper applications. A series of actions were initiated in the first quarter of 2004 to reduce costs by consolidating plant operations and reducing total headcount. Recent calculations show no impairment of long-lived assets, but continued volume and/or price erosion could change the situation.

2002 compared with 2001

          Sales increased 3% to $650.8 million and operating earnings increased 87% to $87.1 million.

Discussion

          Sales and operating earnings were up primarily from increased sales volumes to the coatings, automotive, agricultural, cosmetics, personal care and plastics markets. Operating earnings were also favorably impacted by lower costs from productivity improvements of $21.5 million; the elimination of goodwill amortization of $5.7 million related to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”; lower energy costs of $4.6 million; the recording of a $7.1 million charge in 2001 relating to asset redeployment actions and productivity initiatives; and selective price increases in the paper market in the range of 3% to 4%.

Materials Services

          The Materials Services segment serves the Company’s technology segments, their customers and others with precious and base metals and related services. This is a distribution and materials services business that purchases and sells precious metals, base metals and related products and services. It does so under a variety of pricing and delivery arrangements structured to meet the logistical, financial and price-risk management requirements of the Company, its customers and suppliers. Additionally, it offers the related services of precious-metal refining and storage, and produces precious-metal salts and solutions.

2003 Performance

          Sales decreased 12% to $1.6 billion and operating earnings decreased 81% to $10.1 million.

Discussion

          Sales for this segment include substantially all of the Company’s sales of metals to industrial customers of all segments. Sales also include fees invoiced for services rendered (e.g., refining and handling charges). Because of the logistical and hedging nature of much of this business and the significant precious metal values included in both sales and cost of sales, gross margins tend to be low in relation to the Company’s other technology businesses as does capital employed. This effect also dampens the gross margin percentages of the Company as a whole, but improves the return on investment.

          While many customers for the Company’s platinum-group-metal catalysts purchase the metal from Materials Services, some choose to deliver metal from other sources prior to the manufacture of the catalysts. In such cases, precious metal values are not included in sales. The mix of such arrangements and the extent of market price fluctuations can significantly affect the reported level of sales and cost of sales. Consequently, there is no necessary direct correlation between year-to-year changes in reported sales and operating earnings.

          Operating earnings were lower primarily from the timing of certain items discussed below, changes in pricing formulas that reduce margins and lower results from the recycling (refining) of platinum group metals of $9.3 million. Recycling earnings were down primarily from higher costs associated with performance issues at a domestic refinery and a less favorable mix of metals. The performance issues, which are apart from the current level of operations, are being actively addressed by management.

          Operating earnings in both years were favorably affected by several items that triggered recognition of events reflecting operations from prior periods. Operating earnings in 2003 benefited from a contract settlement of $9.3 million and the reversal of an accrual that is no longer necessary of $2.8 million. In 2002, operating earnings were favorably affected by $22.0 million of income related to platinum-group-metal transactions realized previously but deferred pending the resolution of certain contractual provisions, an insurance settlement gain of $11.0 million, $5.5 million of income related to a previously unrecognized contractual benefit and $3.0 million of income related to cash received from the settlement of litigation for a customer receivable recorded in 1997 that was previously written off. The prior-year benefits were partially offset by higher operating expenses from multiple causes, including legal and compensation expenses. Sales decreased from lower platinum-group-metal prices and lower volumes.

Outlook

          The results of this segment are likely to approximate recent levels rather than the higher levels of 2001. Overall weakness projected in the chemical markets should continue to adversely impact the recycling and refining of platinum group metals. In addition, the segment is continuing to experience the change that has been going on in these markets, which involves different pricing formulas that have reduced historical margins.

2002 compared with 2001

          Sales decreased 43% to $1.8 billion and operating earnings decreased 6% to $52.7 million.

Discussion

          Operating earnings were down as a result of lower volumes and lower results from the recycling (refining) of platinum group metals of $11.0 million. Operating earnings in both years were favorably affected by several items that triggered recognition of events reflecting operations from prior periods. In 2002, operating earnings were favorably affected by $22.0 million of income related to platinum-group-metal transactions realized previously but deferred pending the resolution of certain contractual provisions; an insurance settlement gain of $11.0 million; $5.5 million of income related to a previously unrecognized contractual benefit; and $3.0 million of income related to cash received from the settlement of litigation for a customer receivable recorded in 1997 that was previously written off. In 2001, operating earnings were favorably impacted by the recovery of metal from an unexpected industrial customer bankruptcy ($6.2 million) and the restructuring of a professional services contract ($3.3 million). Sales decreased from lower platinum-group-metal prices and lower volumes.

Acquisitions

Other Party	Business Arrangement	Transaction Date	Business Opportunity

Shuozhou Anpeak Kaolin Co., Ltd.	Acquired certain operating assets of a China-based producer of calcined kaolin products for $12.1 million	November 2002	Enhances the Company’s ability to provide specialty mineral technologies to the Asian market

Sud-Chemie AG (Sud Chemie)	Acquired the fats and oils catalyst business of Sud Chemie for $13.6 million	October 2001	Broadens the Company’s catalyst technology offering to oleochemical markets

Consolidated Gross Profit

          Gross profit as a percentage of sales was 17.1% in 2003, compared with 17.4% in 2002 and 13.0% in 2001. The following table represents gross margin percentages of the Materials Services segment and the Company’s technology segments (Environmental, Process and Appearance and Performance Technologies) and “All Other” for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001

Materials Services	2.3%	3.8%	2.9%
Technology Segments and “All Other”	28.3%	30.4%	30.3%
Total Company	17.1%	17.4%	13.0%

          The overall decrease in 2003 was primarily due to lower margins earned in the Materials Services segment and in the Environmental Technologies segment primarily due to higher pass-through substrate costs. Sales from the Materials Services segment decreased 12% in 2003 to $1.6 billion and provided a gross profit of 2%, while 2003 sales from all other reportable segments increased 10% to $2.1 billion and provided a gross profit of 29%. As described earlier, the lower margins on Materials Services sales are driven by the inclusion of the value of precious metals in both sales and cost of sales. The overall increase in 2002 was primarily related to a $1.3 billion decrease in sales from lower precious-metal prices.

Selling, Administrative and Other Expenses

          Selling, administrative and other expenses were $364.5 million in 2003 compared with $350.1 million in 2002 and $336.0 million in 2001. The increase in 2003 was primarily due to increased professional and legal fees of $6.9 million, increased research and development expenses of $4.9 million and increased information technology expenses of $3.9 million. The increase in 2002 was primarily due to increased information technology expenses of $5.7 million, increased research and development expenses of $3.9 million, increased administrative rent expenses of $2.6 million and increased professional fees of $2.4 million.

Equity Earnings

          Equity in earnings of affiliates was $39.4 million in 2003, compared with equity earnings of $16.2 million in 2002 (excluding the impairment charge discussed below) and $29.1 million in 2001. The increase was primarily due to higher earnings from Engelhard-CLAL recognized in liquidation resulting from the sale of platinum inventories at favorable prices, realized gains on the sale of an inactive facility and the strengthening of the Euro versus the U.S. dollar, all in relation to projections made at the time of the impairment. The decrease in 2002 was from gains reported in 2001 related to a change in the mix of platinum group metals used in its operations and lower volumes due to the absence of divested business units.

          In the third quarter of 2002, the Company recorded an impairment charge of $57.7 million associated with its Engelhard-CLAL joint venture (see Note 10, “Investments,” for further detail).

Loss on Investment

          In the second quarter of 2002, the Company recorded an impairment charge of $6.7 million ($4.1 million after tax) associated with its Plug Power Inc. investment (see Note 10, “Investments,” for further detail).

Interest

          Interest expense was $24.3 million in 2003, compared with $27.4 million in 2002 and $47.3 million in 2001. Interest expense in 2003 decreased due to decreased borrowings, partially offset by higher foreign short-term interest rates. Interest expense in 2002 decreased from decreased borrowings and lower short-term interest rates.

          Interest income was $4.0 million in 2003, $2.0 million in 2002 and $3.3 million in 2001. The Company capitalized interest of $3.0 million in each of 2003, 2002 and 2001.

Taxes

          The worldwide income tax expense was $64.2 million in 2003, compared with $66.5 million in 2002 and $79.7 million in 2001. The effective income tax rate was 21.3% in 2003, 22.5% in 2002 (excluding the equity investment impairment charge of $57.7 million) and 26.1% in 2001.

          The decrease in the worldwide effective tax rate in 2003 was primarily the result of the recognition of favorable tax variances from foreign tax credits, partially offset by a shift in the geographical mix of earnings. The decrease in the worldwide effective tax rate in 2002 was primarily the result of higher percentage depletion deductions and research and development tax credits in excess of previous estimates (see Note 14, “Income Taxes,” for further detail of variances).

          The World Trade Organization has ruled that the extraterritorial income (ETI) exclusion, which provides the Company with a tax benefit based on export sales, is a prohibited export subsidy. As a result, ETI rules are presently under reconsideration by Congress and the repeal of this benefit is likely. In fiscal year 2003, export benefits reduced the Company’s effective tax rate by approximately three percentage points. It is not possible to predict at this time the eventual outcome of this matter and the impact to the Company. However, if ETI is repealed and legislation that would result in comparable benefits is not enacted, the loss of the tax benefit to the Company will adversely impact the Company’s effective tax rate and net income.

Liquidity and Capital Resources

          Working capital was $445.5 million at December 31, 2003, compared with $179.8 million at December 31, 2002. The current ratio was 1.5 and 1.1 at December 31, 2003 and 2002, respectively. The year-end market value of the Company’s precious metals, accounted for under the LIFO method, exceeded carrying cost by $52.8 million at December 31, 2003, compared with $58.3 million at December 31, 2002. The decrease in excess value reflects lower market values and the impact of slightly reduced inventory levels (see Note 8, “Inventories,” for further detail).

          The Company’s total debt decreased to $458.8 million at December 31, 2003 from $596.6 million at December 31, 2002. The percentage of total debt to total capitalization decreased to 26% at December 31, 2003 from 36% at December 31, 2002, primarily due to decreased borrowings and increased retained earnings.

          The Company currently has a $400 million, five-year committed credit facility that expires in May 2006 and a $400 million, 364-day committed credit facility that expires in May 2004, with a group of major U.S. and overseas banks. The Company intends to renew, and possibly increase, the $400 million committed line of credit that expires in May 2004. In addition, the Company has a $12 million, seven-year committed credit facility with two major foreign banks that expires in October 2010 relating to a plant expansion in China. Unused, uncommitted lines of credit were $428 million at December 31, 2003.

          Through a public debt offering in May 2003, the Company issued $150 million of 10-year notes. These notes mature on May 15, 2013 and bear an interest rate of 4.25%. The proceeds were used to repay short-term borrowings. As discussed in Note 2, “Derivative Instruments and Hedging,” these notes were effectively changed from a fixed rate debt obligation to a floating rate debt obligation through the use of interest rate swap agreements. The notes were issued under the Company’s existing $300 million shelf registration, effectively reducing the available shelf registration to $150 million. Plans to increase the shelf registration up to $450 million are under consideration by management. Plans to issue $50 million to $150 million in Japanese yen denominated Notes are also under consideration by management.

          Operating activities provided net cash of $631.0 million in 2003, compared with $302.3 million in 2002 and $345.8 million in 2001. The variance in cash flows from operating activities primarily occurred in the Materials Services segment and reflects changes in metal positions used to facilitate requirements of the Company, its metal customers and suppliers (see Note 24, “Supplemental Information,” for Materials Services variances). Due to changing customer/supplier relationships with respect to platinum group metals, the levels of committed metal positions and hedged metal obligations have been reduced by approximately half from those of the last several years. Current levels are expected to prevail for at least the next year. Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, transactions are hedged on a daily basis (see Note 1, “Summary of Significant Accounting Policies,” for further detail). Hedging is accomplished primarily through forward, future and option contracts. However, in closely monitored situations for which exposure levels have been set by senior management, the Company, from time to time, holds large unhedged industrial commodity positions that are subject to future market price fluctuations. These positions are included in committed metal positions, along with hedged metal holdings. The bulk of hedged metal obligations represent spot short positions. As these positions generate cash, their cash effect is included in the financing activities section of the Company’s “Consolidated Statements of Cash Flows.” Other than in closely monitored situations, these positions are hedged with forward purchases. In addition, the aggregate fair value of derivatives in a loss position are reported in hedged metal obligations (derivatives in a gain position are included in committed metal positions). Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Committed metal positions may include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined. As of December 31, 2003, the aggregate market value of the metals purchased under a contract for which a provisional price had been paid was in excess of the amounts advanced by a total of $92.9 million. As a result, this amount was recorded in committed metal positions and accounts payable at December 31, 2003.

          The variance in cash flows from investing activities is primarily related to liquidating distributions received in connection with the 2002 plan to unwind the Company’s Engelhard-CLAL joint venture, the acquisition of certain operating assets of Shuozhou Anpeak Kaolin Co., Ltd. in November 2002, an additional non-equity investment in fuel-cell developer Plug Power Inc. in 2002 and the acquisition of the fats and oils catalyst business of Sud Chemie in October 2001.

          The variance in cash flows from financing activities was impacted by a change in hedged metal obligations (as discussed above), proceeds received from the issuance of long-term debt in May 2003, a decrease in short-term borrowings, the repayment of long-term debt in 2001 and cash received from the exercise of stock options, particularly in 2001.

          The following table is a representation of the Company’s contractual obligations as of December 31, 2003 (the notes below provide further detail with regard to the Company’s purchase obligations):

PAYMENTS DUE BY PERIOD

CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years

(in millions)
Short-term borrowings	$68.3	$68.3	$—	$—	$—
Accounts payable	297.0	297.0	—	—	—
Other current liabilities	286.9	286.9	—	—	—
Hedged metal obligations	295.8	295.8	—	—	—
Long-term debt	390.6	—	126.8	0.1	263.7
Operating leases	169.9	33.8	38.4	28.4	69.3
Purchase obligations – metal supply contracts (a)	1,919.6	594.0	460.6	432.5	432.5
Other purchase obligations (b)	62.9	41.9	11.4	9.4	0.2
Other long-term liabilities reflected on the balance sheet under GAAP (c)	183.6	—	68.6	40.8	74.2

Total contractual obligations	$3,674.6	$1,617.7	$705.8	$511.2	$839.9

(a) – These amounts reflect minimum purchase obligations for the purchase of platinum group metals assuming the December 31, 2003 prices for the various metals continue into the specified future periods. However, these are not fixed price arrangements; the prices are based on future market prices. As a result, the Company will be able to hedge the purchases with sales at those future prices.

(b) – Amounts primarily relate to purchase orders for raw material purchases and warehousing- and transportation-related costs.

(c) – Amounts primarily relate to postretirement/postemployment obligations (see Note 16, “Benefits,” for further detail), with the remainder consisting of executive deferred compensation, SFAS No. 143 asset retirement obligations (see Note 4, “Accounting for Asset Retirement Obligations,” for further detail) and the long-term portion of the environmental reserve (see Note 21, “Environmental Costs,” for further detail).

          In the normal course of business, the Company incurs obligations with regard to contract completion and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit. At December 31, 2003, the aggregate outstanding amount of letters of credit supporting such obligations amounted to $122.6 million, of which $114.0 million will expire in less than one year, $8.5 million will expire in two to three years and $0.1 million will expire after five years. In the opinion of management, such obligations will not significantly affect the Company’s financial position or results of operations as the Company anticipates fulfilling its performance obligations.

          At December 31, 2003, the Company did not have any guarantees of any unconsolidated subsidiary or third party obligations.

          The Company has consistently derived considerable cash flow from operations, which has been used, along with both short- and long-term debt, to pay for capital expenditures, acquisitions, dividends and other corporate requirements. The continuation of these levels of cash flow is expected, but is subject to the risk factors listed elsewhere in this report (particularly in the Forward-Looking Statements section on page 25). In addition, the Company has always maintained investment-grade credit ratings that it considers important for cost-effective and ready access to the credit markets. Management fully expects to be able to obtain future funding from both short- and long-term debt for cash requirements in excess of cash flow from operations. In the event that any of these sources prove to be below expectations, the Company has access to committed lines of credit aggregating $810 million as of December 31, 2003. Management intends to renew, and possibly increase, the $400 million committed line of credit that expires in May 2004.

Credit Risk

          The Company believes that its financial instruments do not represent a concentration of credit risk because the Company deals with a variety of major banks worldwide and its accounts receivable are spread among a number of major industries, customers and geographic areas. A centralized credit committee reviews significant credit transactions and risk-management issues before granting of credit, and an appropriate level of reserves is maintained. In addition, the Company monitors the status of accounts receivable and the financial condition of its customers to help ensure collections and to minimize losses.

          The Company may enter into transactions in which it advances funds after receipt of metal as provisional payment for the metal which is to be finally priced under market-based pricing formulae that will result in a determination of that price. If the final price is less than the provisional price paid, the supplier will be obligated to return the difference to the Company. Therefore, if the market price (and the anticipated final price) falls below the provisional price, the Company is exposed to the potential credit risk associated with the possibility of non-payment by the supplier, although no payment is due until after the final price is determined. As of December 31, 2003, the aggregate market value of metals purchased under a contract for which a provisional price had been paid was in excess of the amounts advanced by a total of $92.9 million. As a result, this amount was recorded in committed metal positions and accounts payable at December 31, 2003 and no current credit risk exists.

Capital Expenditures, Commitments and Contingencies

          Capital projects are designed to maintain capacity, expand operations, improve efficiency or protect the environment. Capital expenditures amounted to $113.6 million in 2003, $113.3 million in 2002 and $168.9 million in 2001. Capital expenditures in 2004 are expected to be approximately $135.0 million. For information about commitments and contingencies, see Note 21, “Environmental Costs” and Note 22, “Litigation and Contingencies.”

Dividends and Capital Stock

          Common stock dividends paid were $0.41 per share in 2003 and $0.40 per share in each of 2002 and 2001.

Peru Update

          See Note 22, “Litigation and Contingencies,” for a discussion of Peru.

Special Charges and Credits

          See Note 6, “Special Charges and Credits,” for a discussion of the Company’s special charges and credits.

Other Matters

          See Note 1, “Summary of Significant Accounting Policies,” for a discussion of new accounting pronouncements.

Related Party Transactions

          See Note 15, “Related Party Transactions,” for a discussion of related party transactions.

Critical Accounting Policies

          Certain key policies are explained below to assist in understanding the Company’s consolidated financial statements. More detailed explanations may be found elsewhere in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section and in Note 1, “Summary of Significant Accounting Policies.”

Sales

          A significant portion of consolidated net sales represent the sale of platinum group metals to industrial customers who buy the metals from Materials Services in connection with products manufactured by the Environmental and Process Technologies segments. Accordingly, almost all of these sales are reported in the Materials Services segment, with a limited amount included in Environmental and Process Technologies’ reported sales. Because metal price levels may vary widely, there is no consistent relationship between consolidated sales and gross profit.

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

          Customers of the Environmental and Process Technologies segments who purchase products that improve efficiency and yields are often unable to precisely predict the dates that catalysts will be required. Accordingly, they may request that product that has already been ordered, manufactured and prepared for shipment at the agreed upon date be temporarily held by the Company until that customer’s manufacturing facility is prepared to accept the new charge of catalyst. In cases where the customer requests the Company to hold the goods, agrees to be invoiced and to pay the invoices on normal terms, as well as to accept title to the goods, the Company will recognize the sale prior to shipment. Great care is exercised to make sure that these sales are only recognized in accordance with the applicable revenue recognition guidance.

Mark-to-market

          Materials Services procures physical metal from third parties for resale and enters into forward contracts and other relatively straight-forward hedging derivatives that are recorded as either assets or liabilities at their fair value. By acting in its capacity as a distributor and materials service provider to the Company’s technology businesses and their customers and by taking closely monitored unhedged positions as described below, Materials Services takes on the attributes of a dealer in metals. Both spot metal and derivative instruments used in hedging (i.e., forwards, futures, swaps and options) are stated at fair value. The Company values platinum, palladium, gold and silver based on the daily closing New York Mercantile Exchange (NYMEX) settlement prices. There are no so-called “terminal” markets for rhodium, ruthenium and iridium, so the Company’s own published Industrial Bullion (EIB) prices are used. However, these are compared to other reference prices published in “Metals Week,” an independent trade journal. Values for base metals come from the closing prices of the London Metals Exchange (LME).

          In closely monitored situations, for which exposure levels and transaction size limits have been set by senior management, the Company holds unhedged metal positions that are subject to future market fluctuations. Such positions may include varying levels of derivative instruments. At times, these positions can be significant. All unhedged metal transactions are monitored and marked to market daily. The portion of this metal that has not been hedged is therefore subject to price risk and is disclosed in Note 11, “Committed Metal Positions and Hedged Metal Obligations.”

          The fair values of Materials Services’ various spot and derivative positions are included in committed metal positions on the asset side of the consolidated balance sheet and hedged metal obligations on the liability side. The credit (performance) risk associated with the fair value of derivatives in a gain position is greatly mitigated through the selection of investment-grade counterparties.

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

Provision for Environmental Remediation

          As addressed in Note 21, “Environmental Costs,” the Company is currently preparing, has under review, or is implementing environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites. In addition, nine sites have been identified at which the Company believes liability as a potentially responsible party is probable for the cleanup of contamination and natural resource damages resulting from historic disposal of hazardous substances allegedly generated by the Company, among others.

          The Company conducts studies, as well as site surveys, to determine the extent of environmental damage and determine the necessary requirements to remediate this damage. These studies incorporate the analysis of our internal environmental staff and consultation with legal counsel. From these studies and surveys, a range of estimates of the costs involved is derived and a liability and related expenses for environmental remediation is recorded within this range. The Company’s recorded liabilities for these issues represent its best estimates of remediation and restoration costs that may be required to comply with present laws and regulations. These estimates are based on forecasts of future direct costs related to environmental remediation. These estimates change periodically as additional or better information becomes available as to the extent of site remediation required, if any. Certain changes could occur that would materially affect the Company’s estimates and environmental remediation costs at known sites. If the Company discovers additional contamination, discovers previously unknown sites, or becomes subject to related personal or property damage, the Company could incur material additional costs in connection with its environmental remediation.

          The accrual for environmental cleanup-related costs reported in the consolidated balance sheet at December 31, 2003 was $19.3 million, including $0.1 million for Superfund sites. These amounts represent those undiscounted costs that the Company believes are probable and reasonably estimable. For the year ended December 31, 2003, cash payments for environmental cleanup-related matters were $1.8 million. For environmental remediation sites known as of December 31, 2003, if the highest estimate from the range (based upon information presently available) were recorded, the total estimated liability would have increased by $29.5 million at December 31, 2003. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup-related matters are projected to be $1.5 million for 2004, which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels.

Goodwill

          As of December 31, 2003, the Company had $275.1 million of goodwill that, based on impairment testing completed in 2003, is not impaired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we complete an impairment test of goodwill annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our reporting units below their carrying value. The impairment test requires us to estimate the fair values of our reporting units, which is done by using a discounted cash flow model. Significant estimates used in our discounted cash flow model include future cash flows and long-term rates of growth of our reporting units and a discount rate based on our weighted average cost of capital. Assumptions used in determining future cash flows include current and expected market conditions and future sales forecasts.

          Approximately 94% of the Company’s goodwill is attributable to reporting units with fair values that exceed the carrying values of the reporting units by a substantial margin. The use of different estimates and assumptions, within the range of predictable possibilities, employed in the discounted cash flow model that measures the fair value of these reporting units, would not be expected to result in an impairment of goodwill. The remaining 6% of the goodwill resides in reporting units with fair values that modestly exceed the carrying values of the reporting units. The use of different estimates and assumptions employed in the discounted cash flow model that measures the fair value of these reporting units could result in an impairment of goodwill. However, the maximum value exposed to changes in estimates and assumptions, based upon the current range of predictable possibilities, is $15.9 million. Included in this amount is $10.6 million of goodwill acquired with the thermal spray and coating business within the Environmental Technologies segment and $4.0 million of goodwill related to two acquisitions that provide minerals-based products within the Appearance and Performance Technologies segment.

Certain Long-Lived Assets

          In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review our property, plant and equipment for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Impairment reviews require a comparison of the estimated future undiscounted cash flows to the carrying value of the asset. If the total of the undiscounted cash flows is less than the carrying value, an impairment charge is recorded for the difference between the estimated fair value and the carrying value of the asset. Significant assumptions used in our undiscounted cash flow model include future cash flows attributed to the group of assets, the group of assets subject to the impairment and the time period for which the assets will be held and used. Assumptions used in determining future cash flows include current and expected market conditions and future sales forecasts. The use of different estimates or assumptions within our undiscounted cash flow model could result in undiscounted cash flows lower than the current value of our assets, thereby requiring the need to compare the carrying values to their fair values. The use of different estimates or assumptions when determining the fair value of our property, plant and equipment may result in different values for our property, plant and equipment, and any related impairment charges (also, see Appearance and Performance Technologies MD&A outlook section on page 15).

          In order to provide kaolin-based products to the Company’s customers and the Process Technologies segment, the Company engages in kaolin mining operations that are integrated into the manufacturing processes. The Company owns and leases land containing kaolin deposits on a long-term basis. The Company does not own any mining reserves or conduct any mining operations with respect to platinum, palladium or other metals. The kaolin mining process includes exploration, topsoil and overburden removal, extraction of kaolin and the subsequent reclamation of mined areas. In order to match the costs of the mining process with revenues associated with kaolin-based products, certain mining process costs are expensed by the Company over the life of the related estimated mineable reserves. The quality and quantity of these mineable reserves are estimated by use of mapping, drilling, sampling and assaying that are standard evaluation methods generally accepted by the minerals industry. Other estimates considered in the evaluation of the estimated mineable reserves include long-term demand forecasts and the impact of future regulatory changes. A reduction in the estimated quantity of kaolin deposits of 10% would result in an increase of annual amortization expense of less than $1 million.

Provision for Income Taxes

          As of December 31, 2003, net deferred tax assets are approximately $110.2 million. The Company determines its current and deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The tax effect of the reversal of tax differences are recorded at rates currently enacted for each jurisdiction in which it operates. To the extent that temporary differences will result in future tax benefit, the Company must estimate the timing of their reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any deferred tax assets of the Company. The future impact on earnings from using different assumptions and/or estimates cannot be reasonably quantified due to the number of scenarios and variables that are present.

          As of December 31, 2003, the Company had approximately $281.6 million of state net operating loss carryforwards that expire at various intervals between 2006 and 2023. The probability of not being able to utilize these operating loss carryforwards is low under a wide range of scenarios.

          It is the Company’s policy to establish reserves for taxes that may become payable in future years as a result of tax examinations. The Company establishes reserves for taxes based upon management’s assessment of tax exposures under applicable accounting principles and pronouncements. The tax reserves are analyzed on a quarterly basis and adjustments are recorded as events occur that warrant changes to individual exposure items and to the overall tax reserve balance. The Company is regularly audited by the Internal Revenue Service (IRS) and the various foreign and state tax authorities in the jurisdictions in which the Company does business. The IRS is currently examining the Company’s tax returns for 1998, 1999 and 2000. As of December 31, 2003, the Company has recorded an appropriate reserve for exposures it has determined are probable.

Pensions and other postretirement/postemployment costs

          The Company’s employee pension and other postretirement/postemployment benefit costs and obligations are dependent on its assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, salary growth, expected returns on plan assets, retirement rates, mortality rates and other factors. The discount rate assumption is based on investment yields available at the Company’s measurement date of September 30 on AA-rated corporate long-term bond yields. The salary growth assumptions reflect our long-term actual experience, the near-term outlook and assumed inflation. The health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Retirement rates are based primarily on actual plan experience. Mortality rates are based on published data. Actual results that differ from our assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and recorded obligations in such future periods. While we believe that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect our pension and other postretirement/postemployment benefit costs and obligations.

          The Company has determined that its net pension cost is projected to be approximately $26 million in 2004, compared to $21 million in 2003 and $12 million in 2002. Based on a review of the current environment, we have lowered our domestic and foreign long-term rate of return assumptions used in determining net periodic pension expense from 10% and 8.43%, respectively, in 2002 to 9% and 7%, respectively, in 2003. No changes are expected for 2004. A 1% change in the long-term rate of return assumption would increase or decrease net periodic pension expense by approximately $5 million in 2004. The Company lowered its domestic and foreign discount rates for determining net periodic pension expense from 7.50% and 6.02%, respectively, in 2002 to 6.75% and 5.77%, respectively, in 2003. Further adjustments are being made in 2004 to lower the domestic rate to 6.25% and the foreign rate to 5.50%. This adjustment reflects industry trends and the current interest rate environment. A 25 basis point increase in the discount rate would decrease pension expense by approximately $2 million in 2004 and decrease the 2003 projected benefit obligation (PBO) by approximately $25 million. A 25 basis point decrease in the discount rate would increase pension expense by approximately $2 million in 2004 and increase the 2003 PBO by approximately $25 million.  The Company used September 30, 2003 as the measurement date for its assets and liabilities. Assets on this date were $513 million. The value of the assets increased to $549 million at December 31, 2003. Had December 31, 2003 assets been used to determine 2004 net periodic pension expense, our 2004 pension expense would have decreased by approximately $1 million. The Company expects its postretirement/postemployment benefit costs to increase from $8 million to $13 million in 2004. This increase primarily reflects the elimination of a gain that was being amortized from plan amendments made after the initial adoption of SFAS No. 106 (see Note 16, “Benefits,” for further detail regarding costs and assumptions).

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

          Among the risks and uncertainties that could cause actual results to differ materially are the following:

•	competitive pricing or product development activities that could affect the demand for our products, particularly competing catalyst and kaolin producers

•	the Company’s ability to achieve and execute internal business plans

•	worldwide political instability as the Company operates primarily in the United States, the European community, Asia, the Russian Federation, South Africa and Brazil

•	alliances and geographic expansions developing differently than anticipated

•	fluctuations in the supply and prices of precious and base metals and fluctuations in the relationships between forward prices to spot prices

•	government legislation and/or regulation (particularly on environmental issues), including tax obligations

•	the impact of the anticipated repeal of the current U.S. export sales tax incentive

•	technology, manufacturing and legal issues

•	the impact of any economic downturns and inflation

•	interest rate risk, foreign currency exchange rate risk, commodity price risk and credit risk (these are discussed further in the Company’s MD&A section)

•	the impact of higher energy and raw material costs, and the availability of natural gas and rare earth elements

•	the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved

•	the impact of increased employee benefit costs and/or the resultant impact on employee relations

•	contingencies related to actual or alleged environmental contamination to which the Company may be a party

•	the impact of acquisitions, divestitures and restructurings

•	overall demand for the Company’s products, including demand from the worldwide automotive and chemical-process markets

•	product quality/performance issues

•	exposure to product liability and other types of lawsuits

•	the impact of physical inventory losses, particularly with regard to precious and base metals

•	the loss of business from property and casualty exposure

          Investors are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of their dates. The Company disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Transactions

          The Company is exposed to market risks arising from adverse changes in interest rates, foreign currency exchange rates and commodity prices. In the normal course of business, the Company uses a variety of techniques and instruments, including derivatives, as part of its overall risk-management strategy. The Company enters into derivative agreements with a diverse group of major financial and other institutions with individually determined credit limits to reduce exposure to the risk of nonperformance by counterparties.

Interest rate risk

          The Company uses a sensitivity analysis to assess the market risk of its debt-related financial instruments and derivatives. Market risk is defined here as the potential change in the fair value of debt resulting from an adverse movement in interest rates. The fair value of the Company’s total debt was $477.5 million at December 31, 2003 and $616.6 million at December 31, 2002, based on average market quotations of price and yields provided by investment banks. A 100 basis-point increase in interest rates could result in a reduction in the fair value of total debt of $27.8 million at December 31, 2003, compared with $18.8 million at December 31, 2002.

          The Company also uses interest rate derivatives to help achieve its fixed and floating rate debt objectives. The Company currently has two interest rate swap agreements with a total notional value of $100 million maturing in August 2006 and three interest rate swap agreements with a total notional value of $150 million maturing in May 2013. These agreements effectively change fixed rate debt obligations into floating rate obligations. The total notional values and maturity dates of these agreements are equal to the face values and the maturity dates of the related debt instruments.

          Approximately 69% and 76% of the Company’s borrowings had variable interest rates as of December 31, 2003 and 2002, respectively.

Foreign currency exchange rate risk

          The Company uses a variety of strategies, including foreign currency forward contracts, to minimize or eliminate foreign currency exchange rate risk associated with its foreign currency transactions, including metal-related transactions denominated in other than U.S. dollars.

          The Company uses a sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined here as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. A 10% adverse movement in foreign currency rates could result in a net loss of $14.7 million at December 31, 2003, compared with $13.3 million at December 31, 2002, on the Company’s foreign currency forward contracts. However, since the Company limits the use of foreign currency derivatives to the hedging of contractual and anticipated foreign currency payables and receivables, this loss in fair value for those instruments generally would be offset by a gain in the value of the underlying payable or receivable.

          A 10% adverse movement in foreign currency rates could result in an unrealized loss of $63.3 million at December 31, 2003, compared with $40.9 million at December 31, 2002, on the Company’s net investment in foreign subsidiaries and affiliates. However, since the Company views these investments as long term, the Company would not expect such a loss to be realized in the near term.

Commodity price risk

          In closely monitored situations, for which exposure levels and transaction size limits have been set by senior management, the Company, from time to time, holds large, unhedged industrial commodity positions that are subject to market price fluctuations. Such positions may include varying levels of derivative commodity instruments. All unhedged industrial commodity transactions are monitored and marked to market daily. All other industrial commodity transactions are hedged on a daily basis, using forward, future, option or swap contracts to substantially eliminate the exposure to price risk. These positions are also marked to market daily.

          The Company performed a “value-at-risk” analysis on all of its metal-related commodity assets and liabilities. The “value-at-risk” calculation is a statistical model that uses historical price and volatility data to predict market risk on a one-day interval with a 95% confidence level. While the “value-at-risk” models are relatively sophisticated, the quantitative information generated is limited by the historical information used in the calculation. For example, the volatility in the platinum and palladium markets in 2001 and 2000 was much greater than historical norms. Therefore, the Company uses this model only as a supplement to other risk management tools and not as a substitute for the experience and judgment of senior management and dealers who have extensive knowledge of the markets and adjust positions and revise strategies as the markets change. Based on the “value-at-risk” analysis in the context of a 95% confidence level, the maximum potential one-day loss in fair value was approximately $3.3 million at December 31, 2003, compared with $6.0 million as of December 31, 2002. The actual one-day changes in fair value of the Company’s metal-related commodity assets and liabilities never exceeded the average of the “value-at-risk” amounts as of the yearly open and close for each of the Company’s 2003 and 2002 fiscal years.

          The Company is also exposed to commodity price risk on the unhedged portion of its natural gas purchases related to its purchase of natural gas that is used in the manufacture of its products. As of December 31, 2003, the Company has hedged approximately 48% of its expected natural gas purchases for 2004. At December 31, 2003, a uniform one-dollar increase in the price of natural gas would result in a decrease in operating earnings of approximately $5.1 million for the year ending December 31, 2004 based upon the Company’s unhedged portion of its expected natural gas purchases for 2004.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENGELHARD CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS

Year ended December 31 (in thousands, except per-share amounts)	2003	2002	2001

Net sales	$3,714,493	$3,753,571	$5,096,926
Cost of sales	3,080,408	3,099,806	4,433,709

Gross profit	634,085	653,765	663,217
Selling, administrative and other expenses	364,490	350,137	335,994
Special (credits)/charges, net	(11,978)	(7,862)	7,100

Operating earnings	281,573	311,490	320,123
Equity in earnings of affiliates	39,368	16,207	29,095
Equity investment impairment	—	(57,704)	—
Loss on investment	—	(6,659)	—
Interest income	4,035	1,968	3,297
Interest expense	(24,330)	(27,378)	(47,291)

Earnings before income taxes	300,646	237,924	305,224
Income tax expense	64,154	66,516	79,663

Net earnings before cumulative effect of a change in accounting principle	$236,492	$171,408	$225,561
Cumulative effect of a change in accounting principle, net of tax of $1,390	(2,269)	—	—

Net earnings	$234,223	$171,408	$225,561

Earnings per share – basic:
Earnings before cumulative effect of a change in accounting principle	$1.89	$1.34	$1.73
Cumulative effect of a change in accounting principle, net of tax	(0.02)	—	—

Earnings per share – basic	$1.87	$1.34	$1.73

Earnings per share – diluted:
Earnings before cumulative effect of a change in accounting principle	$1.86	$1.31	$1.71
Cumulative effect of a change in accounting principle, net of tax	(0.02)	—	—

Earnings per share – diluted	$1.84	$1.31	$1.71

Average number of shares outstanding – basic	125,359	128,089	130,018

Average number of shares outstanding – diluted	127,267	130,450	132,155

See accompanying Notes to Consolidated Financial Statements.

ENGELHARD CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31 (in thousands)	2003	2002

Assets
Cash	$87,889	$48,246
Receivables, net of allowances of $11,566 and $9,739, respectively	400,043	380,270
Committed metal positions	350,163	615,441
Inventories	442,787	427,162
Other current assets	112,678	94,922

Total current assets	1,393,560	1,566,041
Investments	158,664	136,804
Property, plant and equipment, net	880,822	860,475
Goodwill	275,121	272,353
Other intangible and noncurrent assets	224,836	185,041

Total assets	$2,933,003	$3,020,714

Liabilities and Shareholders’ Equity
Short-term borrowings	$68,275	$348,749
Accounts payable	296,979	225,045
Hedged metal obligations	295,821	537,243
Other current liabilities	286,940	275,250

Total current liabilities	948,015	1,386,287
Long-term debt	390,565	247,805
Other noncurrent liabilities	309,024	309,455

Total liabilities	1,647,604	1,943,547

Shareholders’ equity
Preferred stock, no par value, 5,000 shares authorized but unissued	—	—
Common stock, $1 par value, 350,000 shares authorized and 147,295 shares issued	147,295	147,295
Additional paid-in capital	26,756	20,876
Retained earnings	1,619,284	1,436,637
Treasury stock, at cost, 22,885 and 19,937 shares, respectively	(492,057)	(412,451)
Accumulated other comprehensive loss	(15,879)	(115,190)

Total shareholders’ equity	1,285,399	1,077,167

Total liabilities and shareholders’ equity	$2,933,003	$3,020,714

See accompanying Notes to Consolidated Financial Statements.

ENGELHARD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (in thousands)	2003	2002	2001

Cash flows from operating activities
Net earnings	$234,223	$171,408	$225,561
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	124,315	110,676	94,996
Amortization of intangible assets	3,357	2,886	13,521
Loss on investment	—	6,659	—
Equity results, net of dividends	(14,805)	(12,279)	(24,937)
Equity investment impairment	—	57,704	—
Net change in assets and liabilities:
Materials Services related	332,590	(30,053)	59,734
All other	(48,696)	(4,732)	(23,082)

Net cash provided by operating activities	630,984	302,269	345,793

Cash flows from investing activities
Capital expenditures	(113,557)	(113,309)	(168,882)
Proceeds from sale of investments	6,651	—	3,400
Acquisitions and other investments	(1,000)	(7,606)	(16,559)

Net cash used in investing activities	(107,906)	(120,915)	(182,041)

Cash flows from financing activities
Proceeds from short-term borrowings	—	264,155	285,000
Repayment of short-term borrowings	(284,283)	(304,457)	(248,064)
(Decrease)/increase in hedged metal obligations	(225,000)	3,784	11,333
Repayment of long-term debt	(184)	(148)	(159,308)
Proceeds from issuance of long-term debt	150,224	—	—
Purchase of treasury stock	(119,568)	(133,543)	(101,154)
Cash from exercise of stock options	32,880	48,781	101,175
Dividends paid	(51,576)	(51,492)	(52,267)

Net cash used in financing activities	(497,507)	(172,920)	(163,285)
Effect of exchange rate changes on cash	14,072	6,778	(967)

Net increase/(decrease) in cash	39,643	15,212	(500)
Cash at beginning of year	48,246	33,034	33,534

Cash at end of year	$87,889	$48,246	$33,034

See accompanying Notes to Consolidated Financial Statements.

ENGELHARD CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per-share amounts)	Common stock	Additional paid- in capital	Retained earnings	Treasury stock	Comprehensive income/(loss)	Accumulated other comprehensive income/(loss)	Total shareholders’ equity

Balance at December 31, 2000	$147,295	$(21,050)	$1,143,427	$(344,036)		$(51,069)	$874,567
Comprehensive income/(loss):
Net earnings			225,561		$225,561		225,561

Other comprehensive loss:
Cash flow derivative adjustment, net of tax					(4,550)
Foreign currency translation adjustment					(51,035)
Minimum pension liability adjustment, net of tax					(25,355)

Other comprehensive loss					(80,940)	(80,940)	(80,940)

Comprehensive income					$144,621

Dividends ($0.40 per share)			(52,267)				(52,267)
Treasury stock acquired				(101,154)			(101,154)
Stock bonus and option plan transactions		28,428		109,311			137,739

Balance at December 31, 2001	147,295	7,378	1,316,721	(335,879)		(132,009)	1,003,506
Comprehensive income/(loss):
Net earnings			171,408		$171,408		171,408

Other comprehensive income/(loss):
Cash flow derivative adjustment, net of tax					4,424
Foreign currency translation adjustment					70,284
Minimum pension liability adjustment, net of tax					(57,689)
Investment adjustment, net of tax					(200)

Other comprehensive income					16,819	16,819	16,819

Comprehensive income					$188,227

Dividends ($0.40 per share)			(51,492)				(51,492)
Treasury stock acquired				(133,543)			(133,543)
Stock bonus and option plan transactions		13,498		56,971			70,469

Balance at December 31, 2002	147,295	20,876	1,436,637	(412,451)		(115,190)	1,077,167
Comprehensive income/(loss):
Net earnings			234,223		$234,223		234,223

Other comprehensive income/(loss):
Cash flow derivative adjustment, net of tax					(123)
Foreign currency translation adjustment					77,787
Minimum pension liability adjustment, net of tax					21,120
Investment adjustment, net of tax					527

Other comprehensive income					99,311	99,311	99,311

Comprehensive income					$333,534

Dividends ($0.41 per share)			(51,576)				(51,576)
Treasury stock acquired				(119,568)			(119,568)
Stock bonus and option plan transactions		5,880		39,962			45,842

Balance at December 31, 2003	$147,295	$26,756	$1,619,284	$(492,057)		$(15,879)	$1,285,399

See accompanying Notes to Consolidated Financial Statements.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

          The accompanying consolidated financial statements include the accounts of Engelhard Corporation and its majority-owned subsidiaries (collectively referred to as Engelhard or the Company). All significant intercompany transactions and balances have been eliminated in consolidation.

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

Inventories

          Inventories are stated at the lower of cost or market. The elements of inventory cost include direct labor and materials, variable overhead and fixed manufacturing overhead. The majority of the Company’s physical metal is carried in committed metal positions at fair value with the remainder carried in inventory at historical cost. The cost of owned precious metals included in inventory is determined using the last-in, first-out (LIFO) method of inventory valuation. The cost of other inventories is principally determined using the first-in, first-out (FIFO) method.

Property, Plant and Equipment

          Property, plant and equipment are stated at cost. Depreciation of buildings and equipment is provided primarily on a straight-line basis over the estimated useful lives of the assets. Buildings and building improvements are depreciated over 20 years, while machinery and equipment is depreciated based on lives varying from 3 to 10 years. Depletion of mineral deposits and deferred mine development costs is provided under the units-of-production method. When assets are sold or retired, the cost and related accumulated depreciation is removed from the accounts, and any gain or loss is included in earnings. The Company continually evaluates the reasonableness of the carrying value of its fixed assets. If the expected future undiscounted cash flows associated with these assets are less than their carrying value, the assets are written down to their fair value.

Intangible Assets

          Identifiable intangible assets, such as patents and trademarks, are amortized using the straight-line method over their estimated useful lives. Goodwill was amortized by the straight-line method over periods up to 40 years for all acquisitions completed prior to June 30, 2001. Effective January 1, 2002, with the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets that have indefinite useful lives will not be amortized, but will be tested for impairment based on the specific guidance of SFAS No. 142 (see the Company’s Goodwill critical accounting policy on page 23 and Note 3, “Goodwill and Other Intangible Assets,” for further detail).

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

Committed Metal Positions and Hedged Metal Obligations

          Committed metal positions reflect the fair value of the long spot metal positions (other than LIFO inventory) held by the Company plus the fair value of contracts that are in a gain position undertaken to economically hedge price exposures. Because most of the spot metal has been hedged through forward/future sales or other derivative arrangements (e.g., swaps), it is referred to as being “committed,” although the physical metal can be used by the Company until such time as the sales are settled. The portion of this metal that has not been hedged and, therefore, is subject to price risk is discussed below and disclosed in Note 11, “Committed Metal Positions and Hedged Metal Obligations.”

          The bulk of hedged metal obligations represents spot short positions. As these positions generate cash, their cash effect is included in the financing activities section of the Company’s “Consolidated Statements of Cash Flows.” Other than in the closely monitored situations noted below, these positions are hedged with forward purchases. In addition, the aggregate fair value of derivatives in a loss position are reported in hedged metal obligations (derivatives in a gain position are included in committed metal positions).

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

          Both spot metal and derivative instruments used in hedging (i.e., forwards, futures, swaps and options) are stated at fair value. If relevant listed market prices are not available, fair value is determined based on other relevant factors, including dealer price quotations and price quotations in different markets, including markets located in different geographic areas. Any change in value, whether realized or unrealized, is recognized as an adjustment to cost of sales in the period of the change.

          In closely monitored situations, for which exposure levels and transaction size limits have been set by senior management, the Company holds unhedged metal positions that are subject to future market fluctuations. Such positions may include varying levels of derivative instruments. At times, these positions can be significant. All unhedged metal transactions are monitored and marked to market daily. The metal that has not been hedged is therefore subject to price risk and is disclosed in Note 11, “Committed Metal Positions and Hedged Metal Obligations.”

Environmental Costs

          In the ordinary course of business, like most other industrial companies, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations and has made provisions for the estimated financial impact of environmental cleanup-related costs. The Company’s policy is to accrue for environmental cleanup-related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. Environmental cleanup costs are deemed probable when litigation has commenced or a claim or an assessment has been asserted, or, based on available information, commencement of litigation or assertion of a claim or an assessment is probable, and, based on available information, it is probable that the outcome of such litigation, claim or assessment will be unfavorable. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain matters, the Company expects to share costs with other parties. The Company does not include anticipated recoveries from insurance carriers or other third parties in its accruals for environmental liabilities.

Revenue Recognition

          Revenues are recognized on sales of product at the time the goods are shipped or when risks of ownership have passed to the customer. Sales of product include sales of catalysts, pigments, performance additives, sorbents and precious metal sold to industrial customers. Revenues for refining services are recognized on the contractually agreed settlement date. In limited situations, revenue is recognized on a bill-and-hold basis as title passes to the customer before shipment of goods. These bill-and-hold sales meet the criteria of Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” for revenue recognition. Sales recognized on a bill-and-hold basis were approximately $19.4 million as of December 31, 2003, $31.0 million as of December 31, 2002 and $28.9 million as of December 31, 2001. With regard to the balance classified as bill-and-hold sales, the Company has collected $13.7 million of the outstanding balance as of December 31, 2003.

          In accordance with Emerging Issues Task Force EITF 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company reports amounts billed to customers for shipping and handling fees as sales in the Company’s “Consolidated Statements of Earnings.” Costs incurred by the Company for shipping and handling fees are reported as cost of sales.

Sales and Cost of Sales

          Some of the Company’s businesses use precious metals in their manufacturing processes. Precious metals are included in sales and cost of sales if the metal has been supplied by the Company. Often, customers supply the precious metals for the manufactured product. In those cases, precious-metals values are not included in sales or cost of sales. The mix of such arrangements, the extent of market-price fluctuations and the general price level of platinum group and other metals can significantly affect the reported level of sales and cost of sales. Consequently, there is no direct correlation between year-to-year changes in reported sales and operating earnings.

          In addition to the cost of precious metals recognized as revenues, cost of sales includes all manufacturing costs (raw materials, direct labor and overhead). Cost of sales also includes shipping and handling fees and warranties.

          For all Materials Services activities, a gain or loss is recorded as an element of cost of sales based on changes in the market value of the Company’s positions.

Selling, Administrative and Other Expenses

          The selling, administrative and other expenses line item in the “Consolidated Statements of Earnings” includes management and administrative compensation, research and development, professional fees, information technology expenses, travel expenses, administrative rent expenses, sales commissions and insurance expenses.

Income Taxes

          Deferred income taxes reflect the differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

Equity Method of Accounting

          The Company’s investments in companies in which it has the ability to exercise significant influence over operating and financial policies, generally 20% to 50% owned, are accounted for using the equity method. Accordingly, the Company’s share of the earnings of these companies is included in consolidated net income. Investments in nonsubsidiary companies in which the Company does not have significant influence are carried at cost.

Foreign Currency Translation

          The functional currency for the majority of the Company’s foreign operations is the applicable local currency. The translation from the applicable foreign currencies to U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an appropriate average exchange rate during the period. The resulting translation adjustments are recorded as a component of shareholders’ equity. Gains or losses resulting from foreign currency transactions are included in the Company’s “Consolidated Statements of Earnings.”

Stock Option Plans

          The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” in 1995 and adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of Financial Accounting Standards Board (FASB) Statement No. 123,” in December 2002. The Company will continue to apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” with pro forma disclosure of net income and earnings per share as if the fair-value-based method prescribed by SFAS No. 123 had been applied. In general, no compensation cost related to the Company’s stock option plans is recognized in the Company’s “Consolidated Statements of Earnings” as options are issued at market price on the date of grant.

          Had compensation cost for the Company’s stock option plans been determined based on the fair value at grant date consistent with the provisions of SFAS No.123, “Accounting for Stock Based Compensation,” the Company’s net earnings and earnings per share would have been as follows:

PRO FORMA INFORMATION
(in millions, except per-share data)

	2003	2002	2001

Net earnings — as reported	$234.2	$171.4	$225.6
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(5.8)	(6.3)	(5.9)

Net earnings — pro forma	$228.4	$165.1	$219.7

Earnings Per Share:
Basic earnings per share — as reported	$1.87	$1.34	$1.73
Basic earnings per share — pro forma	1.82	1.29	1.69
Diluted earnings per share — as reported	1.84	1.31	1.71
Diluted earnings per share — pro forma	1.79	1.27	1.66

Research and Development Costs

          Research and development costs are charged to expense as incurred and were $93.1 million in 2003, $88.2 million in 2002 and $84.3 million in 2001. These costs are included within selling, administrative and other expenses in the Company’s “Consolidated Statements of Earnings.”

New Accounting Pronouncements

          In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial Statements issued for fiscal years beginning after June 15, 2002. The Company adopted this statement on January 1, 2003 and has incorporated the requirements of this Statement into these consolidated financial statements (see Note 4, “Accounting for Asset Retirement Obligations” for further detail of this standard).

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The primary difference between this Statement and Issue 94-3 relates to its requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted this Statement on January 1, 2003 and has incorporated the requirements of this Statement into these consolidated financial statements.

          In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company does not have any significant interests in any variable interest entities. This interpretation did not have any impact on the accompanying financial statements.

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

          In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Generally, this Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This Statement did not have any impact on the accompanying financial statements.

          In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” an amendment of FASB statements No. 87, 88 and 106. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement and recognition of those plans required by FASB Statements 87, 88 and 106. This Statement retains the disclosure requirements contained in the original Statement 132. It requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit plans and other defined benefit postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003, except for the disclosure of estimated future benefit payments and information about foreign plans which is effective for fiscal years ending after June 15, 2004. The Company adopted this Statement in December 2003 and has incorporated all required disclosure provisions that are effective as of December 31, 2003 into these consolidated financial statements, except for information about estimated future benefit payments.

          On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). This Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In December 2003, the FASB issued FASB Staff Position (FSP) No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” In accordance with FSP No. 106-1, the Company has decided to make a one-time election to defer accounting for the effects of the Act until specific authoritative guidance is issued on how to account for the federal subsidy. Accordingly, the Company’s benefit obligation and net periodic benefit cost do not reflect the effects of this Act.

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

          In order to manage in a manner consistent with historical processes, procedures and systems and to achieve operating economies, certain economic hedge transactions are not designated as hedges for accounting purposes. In those cases, which primarily relate to precious and base metals, the Company will continue to mark-to-market both the hedge instrument and the related position constituting the risk hedged, recognizing the net effect in current earnings.

          The Company documents all relationships between derivative hedging instruments and items impacted by cash flow hedges at the time the hedges are initiated, as well as its risk-management strategies for entering into various hedge transactions. For the years ended December 31, 2003, 2002 and 2001, there was no gain or loss recognized in earnings resulting from hedge ineffectiveness.

Foreign Exchange Contracts

          The Company designates as cash flow hedges certain foreign currency forward contracts entered into as hedges against anticipated receivables or payables which will arise from forecasted transactions that are denominated in currencies other than the functional currency of the entity which holds those assets or liabilities. The ultimate maturities of the contracts are timed to coincide with the expected occurrence of the underlying sale or purchase transaction.

          For the twelve-month periods ended December 31, 2003 and 2002, the Company reported after-tax losses of $1.7 million and $0.3 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as foreign exchange cash flow hedges. For the twelve-month period ended December 31, 2001, the Company reported after-tax gains of $0.2 million in accumulated other comprehensive income. It is expected that cumulative losses of $1.8 million as of December 31, 2003 will be reclassified into earnings within the next twelve months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transactions not occurring. As of December 31, 2003, the maximum length of time over which the Company has hedged its exposure to movements in foreign exchange rates for forecasted transactions is twelve months.

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

          For the twelve-month periods ended December 31, 2003 and 2002, the Company reported after-tax gains of $1.6 million and $4.7 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as cash flow commodity hedges. For the twelve-month period ended December 31, 2001, the Company reported after-tax losses of $4.8 million in accumulated other comprehensive income. These amounts primarily relate to derivatives designated as natural gas cash flow hedges. It is expected that cumulative gains of $1.6 million as of December 31, 2003 will be reclassified into earnings within the next twelve months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow commodity hedges due to the probability of the original forecasted transactions not occurring. As of December 31, 2003, the maximum length of time over which the Company has hedged its exposure to movements in commodity prices for forecasted transactions is twelve months.

          The use of derivative metal instruments is discussed in Note 1, “Summary of Significant Accounting Policies,” under Committed Metal Positions and Hedged Metal Obligations. To the extent that the maturities of these instruments are mismatched, the Company may be exposed to market risk. This exposure is mitigated through the use of Eurodollar futures that are marked to market daily along with the underlying commodity instruments.

Interest Rate Derivatives

          The Company uses interest rate derivatives that are designated as fair value hedges to help achieve its fixed and floating rate debt objectives. The Company currently has two interest rate swap agreements with a total notional value of $100 million maturing in August 2006 and three interest rate swap agreements with a total notional value of $150 million maturing in May 2013. These agreements effectively change fixed rate debt obligations into floating rate debt obligations. The total notional values and maturity dates of these agreements are equal to the face values and the maturity dates of the related debt instruments. For these fair value hedges, there was no gain or loss recognized from hedged firm commitments no longer qualifying as fair value hedges for the twelve-month periods ending December 31, 2003, 2002 and 2001.

3.   GOODWILL AND OTHER INTANGIBLE ASSETS

          The Company adopted SFAS No. 141, “Business Combinations,” for all acquisitions made after June 30, 2001. This statement requires that all business combinations be accounted for by the purchase method and that intangible assets be recognized apart from goodwill if they meet certain criteria.

          The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. SFAS No. 142 addresses post-acquisition financial accounting and reporting for acquired goodwill and other intangible assets. Under this statement, goodwill and other intangible assets that have indefinite useful lives will not be amortized, but rather will be tested for impairment based on the specific guidance of SFAS No. 142. The Company did not recognize an impairment loss as a result of the impairment testing that was completed in 2003 and 2002.

          The following table sets forth the pro forma impact of applying the new non-amortization provisions of SFAS No. 142 on net income and earnings per share (in millions, except per-share amounts):

	Twelve Months Ended December 31,

	2003 (as reported)	2002 (as reported)	2001 (pro forma)

Net Income
Reported net income	$234.2	$171.4	$225.6
Add back: Goodwill amortization, net of tax	—	—	8.4
Tradename amortization, net of tax	—	—	0.6

Adjusted net income	$234.2	$171.4	$234.6

Basic Earnings Per Share
Reported basic earnings per share	$1.87	$1.34	$1.73
Add back: Goodwill amortization, net of tax	—	—	0.06
Tradename amortization, net of tax	—	—	—

Adjusted basic earnings per share	$1.87	$1.34	$1.79

Diluted Earnings Per Share
Reported diluted earnings per share	$1.84	$1.31	$1.71
Add back: Goodwill amortization, net of tax	—	—	0.06
Tradename amortization, net of tax	—	—	—

Adjusted diluted earnings per share	$1.84	$1.31	$1.77

          The following information relates to acquired amortizable intangible assets (in millions):

	As of December 31, 2003		As of December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Acquired Amortizable Intangible Assets
Usage right	$20.7	$4.5	$17.2	$2.6
Supply agreements	17.9	4.7	15.4	3.1
Technology licenses	8.6	2.6	7.4	1.9
Other	3.7	2.1	3.7	1.8

Total	$50.9	$13.9	$43.7	$9.4

          Total accumulated amortization for goodwill and other intangible assets amounted to $80.2 million and $76.8 million at December 31, 2003 and 2002, respectively. As of December 31, 2003, the estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Estimated Annual Amortization Expense:

2004	$3.5
2005	3.5
2006	3.3
2007	3.3
2008	3.3

          The following table represents the changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 (in millions):

	Environmental Technologies	Process Technologies	Appearance & Performance Technologies	All Other	Total

Balance as of January 1, 2002	$12.3	$108.2	$132.3	$0.8	$253.6
Goodwill additions	0.8	—	—	—	0.8
Reclassification of other intangible asset (a)	—	—	18.6	—	18.6
Foreign currency translation adjustment	0.1	0.6	1.1	—	1.8
Purchase accounting adjustment	—	(1.9)	—	—	(1.9)
Other	(0.2)	—	—	(0.3)	(0.5)

Balance as of December 31, 2002	13.0	106.9	152.0	0.5	272.4

Goodwill additions	—	—	1.5	—	1.5
Foreign currency translation adjustment	0.2	0.7	(0.1)	—	0.8
Other	0.5	(0.1)	—	—	0.4

Balance as of December 31, 2003	$13.7	$107.5	$153.4	$0.5	$275.1

(a)	SFAS No. 141 provides that an intangible asset shall be recognized apart from goodwill if it arises from contractual or other legal rights or if it is separable from the acquired entity. In accordance with the transition provisions of the statement, the Company reviewed its intangible assets to determine if they met the new criteria. As a result, it was determined that an other intangible asset of $18.6 million did not meet the new criteria and should thus be recognized as goodwill upon adoption of SFAS No. 142.

4.   ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

               The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. This statement, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs, requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred. The liability is measured at fair value and is adjusted in subsequent periods as accretion expense is recorded. The corresponding asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset and depreciated over the asset’s useful life.

          The Company’s asset retirement obligations primarily relate to kaolin mining operations of its Appearance and Performance Technologies segment. In order to provide kaolin-based products to the Company’s customers and the Process Technologies segment, the Company engages in kaolin mining operations. The kaolin mining process includes exploration, topsoil and overburden removal, extraction of kaolin and the subsequent reclamation of mined areas. The Company has a legal obligation to reclaim mined areas under state regulations. Prior to adoption of SFAS No. 143, the Company expensed reclamation costs as the mined areas were reclaimed.

          At January 1, 2003, the Company recognized transition amounts for existing asset retirement obligation liabilities, associated capitalizable costs and accumulated depreciation. A transition charge of $3.7 million ($2.3 million after tax or $0.02 per share on a diluted basis) was recorded on January 1, 2003 as the cumulative effect of an accounting change. Pro forma net income and diluted earnings per share as if the provisions of SFAS No. 143 had been adopted on January 1, 2002, excluding the cumulative effect of an accounting change, for the twelve-month period ended December 31, 2002 are $170.8 million and $1.31 per share.

          The following table represents the change in the Company’s asset retirement obligation liability for the year ended December 31, 2003 (in millions):

2003

Asset retirement obligation at January 1, 2003	$—
Liability recognized in transition	7.1
Liability recognized during the twelve months ended December 31, 2003	2.0
Accretion expense	1.9
Payments	(0.5)

Asset retirement obligation at December 31, 2003	$10.5

          The pro forma amount of liability for asset retirement obligation as if the provisions of SFAS No. 143 had been applied at January 1, 2002 is $6.7 million.  This amount would not have been materially different if the provisions of SFAS No. 143 been applied at January 1, 2001.

5.   ACQUISITIONS

          In November 2002, the Company acquired certain operating assets of Shuozhou Anpeak Kaolin Co., Ltd., a China-based producer of calcined kaolin products for approximately $12.1 million. This acquisition enhances the Company’s ability to provide specialty mineral technologies to the Asian market and was recorded under the purchase method of accounting. The results of operations of this acquisition, integrated into the Appearance and Performance Technologies segment, are included in the accompanying consolidated financial statements from the date of acquisition. A portion of the purchase price has been allocated to assets acquired based on their fair values, while the remaining balance was recorded as goodwill. Pro forma information is not provided because the impact of the acquisition does not have a material effect on the Company’s results of operations, cash flows or financial position.

          In October 2001, the Company acquired the fats and oils catalyst business of Sud Chemie for approximately $13.6 million. This acquisition broadened the Company’s catalyst technology offering to oleochemical markets and was recorded under the purchase method of accounting. The results of operations of this acquisition, integrated into the Process Technologies segment, are included in the accompanying consolidated financial statements from the date of acquisition. A portion of the purchase price has been allocated to assets acquired based on their fair values, while the remaining balance was recorded as goodwill. Pro forma information is not provided since the impact of the acquisition does not have a material effect on the Company’s results of operations, cash flows or financial position.

6.   SPECIAL CHARGES AND CREDITS

          In the first quarter of 2003, the Company entered into a settlement agreement, releasing a claim the Company had brought against Research Corporation and Research Corporation Technologies in exchange for payment of $38.0 million. Accordingly, the Company recorded a gain of $28.4 million ($17.6 million after tax) in the first quarter of 2003, net of legal fees and the portion of the settlement related to future royalties. This gain was included in the Company’s “All Other” category and in the “Special (credits)/charges, net” line in the “Consolidated Statements of Earnings.” By way of background, on October 29, 2002, a jury in the New York County Supreme Court had awarded the Company $29.8 million in damages in a breach of contract action the Company had brought against Research Corporation and Research Corporation Technologies in 1998. The jury found that the defendants did not share with the Company all of the royalties to which the Company was entitled under a royalty-sharing agreement it entered into with Research Corporation in 1979. Statutory interest to the date of the verdict would have increased the amount awarded to approximately $42.2 million.

          Also in the first quarter of 2003, the Company recorded charges totaling $8.7 million ($5.6 million after tax) primarily related to a management consolidation and productivity initiative in the Environmental and Process Technologies segments and within the “All Other” category. The amounts of $5.3 million ($3.5 million after tax), $2.6 million ($1.6 million after tax) and $0.8 million ($0.5 million after tax) were reported in the Environmental Technologies segment, the Process Technologies segment and the “All Other” category, respectively. These charges are included in the “Special (credits)/charges, net” line in the “Consolidated Statements of Earnings.”

          In the Environmental Technologies segment, the charge of $5.3 million primarily relates to the closure of the segment’s Coleford, United Kingdom plant ($2.8 million) and employee severance costs related to productivity initiatives ($2.5 million). The employee severance charges include an actual reduction of 96 salaried and 8 hourly employees. As a result of closing this plant, the segment will outsource the canning operations associated with this business. The closure resulted in an impairment charge of $1.5 million to write down fixed assets and other exit-related costs of $1.3 million. As of December 31, 2003, the remaining liability associated with this charge was $0.3 million.

          In the Process Technologies segment, the charge of $2.6 million primarily relates to employee severance and the termination of an agency agreement associated with sales to the chemical-process market. The employee severance charges relate to the reduction of 13 salaried employees. Selling activities associated with the termination of this agency agreement will be covered by the segment’s internal sales force. As of December 31, 2003, the remaining liability associated with this charge was $0.1 million.

          In the “All Other” category, the charge of $0.8 million was for employee severance costs related to the actual reduction of six salaried employees. As of December 31, 2003, the remaining liability associated with this charge was $0.1 million.

          The actions undertaken by the Company in relation to the aforementioned 2003 special charges are expected to be substantially complete by the end of 2004.

          In the second quarter of 2003, the Company recorded a charge of $7.8 million ($4.8 million after tax) for the fair value of the remaining lease costs of certain minerals-storage facilities no longer needed because of productivity initiatives. As of June 30, 2003, the Company’s Appearance and Performance Technologies segment had ceased using these facilities and, accordingly, a provision for the fair value of remaining lease costs was reported in the “Special (credits)/charges, net” line in the “Consolidated Statements of Earnings.”

          In the second quarter of 2002, the Company recorded a charge of $3.1 million ($1.9 million after tax) primarily related to a manufacturing consolidation plan within a business that serves the aerospace turbine-engine overhaul and repair market in the Company’s Environmental Technologies segment. This charge includes asset write-offs of $1.7 million, employee severance costs of $0.6 million and other exit costs of $0.8 million related to the plant closure. The employee severance charges included the actual reduction of 43 salaried employees. These actions were substantially complete by the end of 2003.

          Also in the second quarter of 2002, the Company recorded a gain of $11.0 million ($6.8 million after tax) related to insurance settlements stemming from events in 1997 and 1998 in which Engelhard and other companies were victimized in an elaborate scheme involving base-metal inventories held in third-party warehouses in Japan. A special charge recorded by the Company in 1997 included an inventory loss of approximately $40 million associated with the Japan matter. An additional $20 million inventory loss was recorded in 1998. In the first quarter of 1998, the Company recorded a receivable from insurance carriers and third parties involved for approximately $20 million. As of June 30, 2002, the Company had recovered $11.2 million. In July 2002, the Company received an additional $19.8 million, net of legal fees, from insurance settlements reached in June. Accordingly, the Company recorded a gain of $11.0 million ($6.8 million after tax) in the second quarter of 2002 in its Materials Services segment.

          The Company recorded a charge of $7.1 million ($4.3 million after tax) in the second quarter of 2001 related to the redeployment of assets between the Company’s kaolin-based operations in Middle Georgia and its petroleum refining catalyst facility in Savannah, Georgia. Some assets previously dedicated to providing kaolin-based products to the paper industry are being redirected to enable the Company to produce more value-added catalyst technologies for petroleum refining. This charge includes employee severance costs of $3.2 million, asset write-offs of $2.6 million and other costs of $1.3 million related to the asset redeployment actions and productivity initiatives. The actual number of employees terminated as a result of this action was 213 and these employees were primarily located at the Middle Georgia facility. This charge was recorded in the Appearance and Performance Technologies segment. These actions were completed by the end of 2003.

          The following table sets forth the components of the Company’s reserves for restructuring costs:

RESTRUCTURING RESERVES
(in millions)

	Separations			Other

	Pre-2002	2002	2003	Pre-2002	2002	2003	Total

Balance at December 31, 2000	$2.0	$—	$—	$18.0	—	$—	$20.0
Cash spending	(2.6)	—	—	(13.2)	—	—	(15.8)
Provision	3.2	—	—	1.3	—	—	4.5

Balance at December 31, 2001	2.6	—	—	6.1	—	—	8.7
Cash spending	(2.4)	(0.3)	—	(2.4)	(0.2)	—	(5.3)
Provision	—	0.6	—	—	0.8	—	1.4

Balance at December 31, 2002	0.2	0.3	—	3.7	0.6	—	4.8
Cash spending	—	(0.2)	(5.0)	(1.3)	(0.1)	(3.1)	(9.7)
Provision	(0.2)	(0.1)	5.3	(1.0)	(0.1)	3.3	7.2

Balance at December 31, 2003	$—	$—	$0.3	$1.4	$0.4	$0.2	$2.3

7.   GUARANTEES AND WARRANTIES

          In the normal course of business, the Company incurs obligations with regard to contract completion and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit. At December 31, 2003, the aggregate outstanding amount of letters of credit supporting such obligations amounted to $122.6 million, of which $114.0 million will expire in less than one year, $8.5 million will expire in two to three years and $0.1 million will expire after five years. In the opinion of management, such obligations will not significantly affect the Company’s financial position or results of operations as the Company anticipates fulfilling its performance obligations.

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

          The changes in the Company’s product warranty reserves for the years ended December 31, 2003, 2002 and 2001 are as follows (in millions):

	2003	2002	2001

Balance at beginning of year	$11.1	$14.7	$15.9
Payments	(4.0)	(10.1)	(1.6)
Provision (a)	2.9	11.4	0.4
Reversal of reserve (b)	—	(4.9)	—

Balance at end of year	$10.0	$11.1	$14.7

(a)	In 2002, the Company experienced product difficulties in the non-automotive business of the Environmental Technologies segment resulting in higher warranty expenses.

(b)

In 2002, the Company reduced its warranty accrual for a particular stationary-source, emission-control capital equipment project by $4.9 million as a result of improved catalyst technology that reduced estimated costs.

8.   INVENTORIES

          Inventories at December 31, 2003 and 2002 consist of the following:

INVENTORIES
(in millions)

	2003	2002

Raw materials	$121.3	$95.4
Work in process	48.1	77.0
Finished goods	256.2	237.4
Precious metals	17.2	17.4

Total inventories	$442.8	$427.2

          The majority of the Company’s physical metal is carried in the committed metal positions line on the balance sheet at fair value with the remainder carried in the inventory line at historical cost. The inventory portion of precious metals are stated at LIFO cost. The market value of the precious-metals recorded at LIFO exceeded cost by $52.8 million and $58.3 million at December 31, 2003 and 2002, respectively. Net earnings include after-tax gains of $3.1 million in 2003 and 2002, and $3.4 million in 2001 from the sale of precious metals accounted for under the LIFO method.

          In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms. Metals held for the accounts of customers and suppliers are not reflected in the Company’s financial statements.

9.   PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment at December 31, 2003 and 2002 consist of the following (in millions):

	2003	2002

Land	$30.5	$27.8
Buildings and building improvements	264.5	244.4
Machinery and equipment	1,654.8	1,508.6
Construction in progress	81.3	94.6
Mineral deposits and mine development costs	82.7	73.8

	2,113.8	1,949.2
Accumulated depreciation and depletion	1,233.0	1,088.7

Property, plant and equipment, net	$880.8	$860.5

          Mineral deposits and mine development costs consist of industrial mineral reserves including kaolin, attapulgite and mica. The Company does not own any mining reserves or conduct any mining operations with respect to platinum, palladium or other metals. The Company capitalized interest of $3.0 million in each of 2003, 2002 and 2001.

10.  INVESTMENTS

          The Company has investments in affiliates that are accounted for under the equity method. These investments are N.E. Chemcat Corporation (N.E. Chemcat), Heesung-Engelhard, Engelhard-CLAL and Prodrive-Engelhard. N.E. Chemcat is a 38.8%-owned, publicly traded Japanese corporation and a leading producer of automotive and chemical catalysts, electronic chemicals and other precious-metals-based products. Heesung-Engelhard, a 49%-owned joint venture in South Korea, manufactures and markets catalyst products for automobiles. Engelhard-CLAL manufactured and marketed certain products containing precious metals and was substantially liquidated as of December 31, 2003. As of December 31, 2003, the Company’s ownership in the remaining Engelhard-CLAL operations has decreased from 50% to 45%. Prodrive-Engelhard, a 50%-owned joint venture in the United States, specializes in the design, development and testing of vehicle emission systems.

          The unaudited financial information below represents a summary of the Company’s Engelhard-CLAL investment on a 100% basis, unless otherwise noted:

FINANCIAL INFORMATION
(unaudited) (in millions)

	2003	2002	2001

Earnings data:
Revenue	$127.4	$366.9	$892.1
Gross profit	19.0	32.7	51.6
Net earnings	10.1	(18.6)	28.4
Engelhard’s equity investment impairment	—	(57.7)	—
Engelhard’s equity in net earnings	19.6	1.6	14.2
Balance sheet data:
Current assets	$28.3	$148.8	$264.9
Noncurrent assets	3.6	23.2	42.3
Current liabilities	10.6	63.2	100.4
Noncurrent liabilities	—	3.6	27.1
Net assets	21.3	105.2	179.7
Engelhard’s equity investment	—	6.0	88.6

          In the third quarter of 2002, the Company recorded an impairment charge of $57.7 million associated with its Engelhard-CLAL joint venture. On September 19, 2002, the Company and its partner, Fimalac, formally agreed to adopt a plan to unwind their Paris-based joint venture, Engelhard-CLAL. The Company received a distribution in the form of cash and operating assets of approximately $16.0 million in the fourth quarter of 2002 net of the working capital requirements of the distributed operating assets and a cash distribution of approximately $26.0 million net of costs in 2003. As of December 31, 2003, the Engelhard-CLAL joint venture has been substantially liquidated.

          The unaudited financial information below represents an aggregation of the Company’s nonsubsidiary affiliates, excluding Engelhard-CLAL, on a 100% basis, unless otherwise noted:

FINANCIAL INFORMATION
(unaudited) (in millions)

	2003	2002	2001

Earnings data:
Revenue	$483.3	$644.6	$748.2
Gross profit	138.1	109.7	106.4
Net earnings	43.4	33.2	34.4
Engelhard’s equity in net earnings	19.8	14.6	14.9
Balance sheet data:
Current assets	$345.1	$306.0	$286.6
Noncurrent assets	198.3	182.6	165.5
Current liabilities	125.6	155.8	148.5
Noncurrent liabilities	51.5	24.7	20.8
Net assets	366.3	308.1	282.8
Engelhard’s equity investment	152.5	126.8	116.3

          The Company’s share of undistributed earnings of affiliated companies included in consolidated retained earnings were earnings of $75.8 million, $41.4 million and $87.1 million in 2003, 2002 and 2001, respectively. Dividends from affiliated companies were $5.0 million in 2003, $3.9 million in 2002 and $4.2 million in 2001.

          In the second quarter of 2002, the Company recorded an impairment charge of $6.7 million ($4.1 million after tax) associated with a non-equity investment. The write down was taken to reflect the lower current value of an investment in fuel-cell developer Plug Power Inc. This investment was made as part of agreements between the two companies for development of advanced materials for fuel cells. The carrying amount of this investment has been reduced to its estimated fair value based on quoted market prices. The Company considered this market decline to be other than temporary. Plug Power Inc. designs and develops on-site electric power generation systems utilizing proton exchange membrane fuel cells for stationary applications. This impairment charge was reported in the Company’s “All Other” category and was recorded in “Loss on investment” in the Company’s “Consolidated Statements of Earnings.”

11.  COMMITTED METAL POSITIONS AND HEDGED METAL OBLIGATIONS

          Both spot metal positions and derivative instruments are stated at fair value. Fair value is based on published market prices. The following table sets forth the Company’s unhedged metal positions included in committed metal positions at December 31, 2003 and 2002 on the Company’s “Consolidated Balance Sheets”:

METAL POSITIONS INFORMATION
(in millions)

	2003		2002

	Net Position	Value	Net Position	Value

Platinum group metals	Long	$10.1	Long	$16.6
Gold	Long	0.7	Long	1.1
Silver	Short	0.6	Long	0.4
Base metals	Long	2.0	Short	2.3

Total unhedged metal positions		$13.4		$20.4

          Committed metal positions may include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined. As of December 31, 2003, the aggregate market value of the metals purchased under a contract for which a provisional price had been paid was in excess of the amounts advanced by a total of $92.9 million. As a result, this amount was recorded in committed metal positions and accounts payable at December 31, 2003.

          Derivative metal and foreign currency instruments are used to hedge metal positions and obligations. As of December 31, 2003, approximately 99% of these instruments have settlement terms of less than one year, with the remaining instruments expected to settle within 36 months. These derivative metal and foreign currency instruments consist of the following at December 31, 2003 and 2002:

METAL HEDGING INSTRUMENTS
(in millions)
	2003		2002

	Buy	Sell	Buy	Sell

Metal forwards/futures	$848.4	$719.4	$1,234.5	$494.4
Eurodollar futures	43.1	127.4	113.0	86.0
Swaps	19.7	5.4	4.7	7.7
Options	33.6	14.6	101.7	98.7
Foreign exchange forwards/futures – Japanese yen		97.3		49.9
Foreign exchange forwards/futures – Euro	—	37.9	—	43.2

12.  FINANCIAL INSTRUMENTS

          The Company’s nonderivative financial instruments consist primarily of cash in banks, temporary investments, accounts receivable and debt. The fair value of financial instruments in working capital approximates book value. The fair value of long-term debt was $409.3 million as of December 31, 2003 and $267.0 million as of December 31, 2002 based on prevailing interest rates at those dates, compared with a book value of $390.6 million as of December 31, 2003 and $247.8 million as of December 31, 2002.

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

Foreign Currency Instruments

          Aggregate foreign exchange transaction gains and losses were not significant for any year presented. The following table sets forth, in U.S. dollars, the Company’s open foreign exchange contracts used for hedging other than metal-related transactions as of the respective year-ends (see Note 11, “Committed Metal Positions and Hedged Metal Obligations,” for further detail):

FOREIGN EXCHANGE CONTRACTS INFORMATION
(in millions)

	2003		2002

	Buy	Sell	Buy	Sell

Japanese yen	$2.8	$8.0	$14.7	$0.3
Australian dollar	—	—	—	0.1
Euro	45.4	101.9	34.0	60.0
Thai baht	—	2.4	—	—
South African rand	—	23.2	—	7.2
Brazilian real	—	2.3	—	0.8

Total open foreign exchange contracts	$48.2	$137.8	$48.7	$68.4

          None of these contracts exceeds a year in duration. These contracts were marked to market at December 31, 2003 and 2002.

13.  SHORT-TERM BORROWINGS AND LONG-TERM DEBT

          At December 31, 2003, the Company had two unsecured committed revolving credit agreements for $400 million each with a group of major North American banks and foreign banks. The $400 million, five-year agreement expires in May 2006, and the $400 million, 364-day agreement expires in May 2004. Management intends to renew, and possibly increase, the $400 million committed credit facility that expires in May 2004. In connection with these credit facilities, the Company has agreed to certain covenants, including maintaining a debt-to-EBITDA ratio of less than 3:1 (as defined in the credit agreements).  Throughout 2003, the Company was fully compliant with all of its debt covenants.

          In October 2003, the Company entered into a new seven-year committed revolving credit facility with two major foreign banks for $12 million relating to a plant expansion in China. This new credit facility expires in October 2010. Facility fees are paid to both banks for this new credit line. As of December 31, 2003, the Company borrowed $2.4 million under this credit facility.

          At December 31, 2003 and 2002, short-term bank borrowings were $16.8 million and $136.7 million, respectively. Weighted-average interest rates were 12.4%, 2.0% and 4.1% during 2003, 2002 and 2001, respectively. Long-term debt due within one year was $0.1 million and $0.2 million at December 31, 2003 and 2002, respectively.

          At December 31, 2003 and 2002, commercial paper borrowings were $51.5 million and $212.0 million, respectively. Weighted-average interest rates were 1.3%, 1.9% and 4.1% during 2003, 2002 and 2001, respectively.

          Unused, uncommitted lines of credit available were $428 million at December 31, 2003. The Company’s lines of credit with its banks are available in accordance with normal terms for prime commercial borrowers and are not subject to commitment fees or other restrictions.

          Through a public debt offering in May 2003, the Company issued $150 million of 10 year notes. These notes mature on May 15, 2013 and bear an interest rate of 4.25%. The proceeds were used to repay short-term borrowings. As discussed in Note 2, “Derivative Instruments and Hedging,” these notes were effectively changed from a fixed rate debt obligation to a floating rate debt obligation through the use of interest rate swap agreements. The notes were issued under the Company’s existing $300 million shelf registration, effectively reducing the available shelf registration to $150 million. Plans to increase the shelf registration up to $450 million are under consideration by management. Plans to issue $50 million to $150 million in Japanese yen denominated Notes are also under consideration by management.

          The following table sets forth the components of long-term debt at December 31, 2003 and 2002:

DEBT INFORMATION
(in millions)

	2003	2002

Notes, with a weighted-average interest rate of 12.1%, due 2006	$14.0	$14.1
7.375% Notes, due 2006, net of discount	106.1	107.0
4.25% Notes, due 2013, net of discount	142.6	—
6.95% Notes, due 2028, net of discount	118.7	118.6
Industrial revenue bonds, 5.375%, due 2006	6.5	6.5
Foreign bank loans with a weighted-average interest rate of 5.0%, due 2010	2.4	1.2
Other, with weighted-average rates of 6.3% and 10.0%, due 2004-2008	0.4	0.6

	390.7	248.0
Amounts due within one year	0.1	0.2

Total long-term debt	$390.6	$247.8

          As of December 31, 2003, the aggregate maturities of long-term debt for the succeeding five years are as follows: $0.1 million in 2004, $0.1 million in 2005, $126.7 million in 2006, $0.1 million in 2007 and $263.7 million thereafter.

          Interest expense was $24.3 million in 2003, compared with $27.4 million in 2002 and $47.3 million in 2001. Interest expense in 2003 decreased due to decreased borrowings, partially offset by higher foreign short-term interest rates. Interest expense in 2002 decreased due to decreased borrowings and lower short-term interest rates. Interest income was $4.0 million in 2003, $2.0 million in 2002 and $3.3 million in 2001.

14.  INCOME TAXES

          The components of income tax expense are shown in the following table:

INCOME TAX EXPENSE
(in millions)

	2003	2002	2001

Current income tax expense
Federal	$15.1	$24.8	$8.8
State and local	4.5	13.3	3.3
Foreign	47.8	15.6	27.5

	67.4	53.7	39.6

Deferred income tax expense/(benefit)
Federal	21.5	12.3	38.1
State and local	(5.2)	(1.1)	6.5
Foreign	(19.5)	1.6	(4.5)

	(3.2)	12.8	40.1

Income tax expense	$64.2	$66.5	$79.7

          The foreign portion of earnings before income tax expense was $120.1 million in 2003, $10.1 million in 2002 and $112.6 million in 2001. The decrease in 2002 was primarily due to the Engelhard-CLAL equity investment impairment charge of $57.7 million recorded in the third quarter of 2002. Taxes on income of foreign consolidated subsidiaries and affiliates are provided at the tax rates applicable to their respective foreign tax jurisdictions.

          The following table sets forth the components of the net deferred tax asset that result from temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes:

NET DEFERRED INCOME TAX ASSET
(in millions)

	2003	2002

Deferred tax assets
Accrued liabilities	$187.8	$167.0
Noncurrent liabilities	59.4	60.4
Unrealized net loss – pension liability	42.7	51.0
Tax credits/attribute carryforward amounts	89.2	65.1

Total deferred tax assets	379.1	343.5

Valuation allowance	(22.6)	(11.7)

Total deferred tax assets, net of valuation allowance	356.5	331.8

Deferred tax liabilities
Prepaid pension expense	(54.2)	(45.6)
Property, plant and equipment	(68.0)	(38.8)
Timing of dealing results	(47.4)	(71.3)
Other assets	(76.7)	(64.4)

Total deferred tax liabilities	(246.3)	(220.1)

Net deferred tax asset	$110.2	$111.7

          Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. The Company will establish a valuation allowance if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets.

          Net current deferred tax assets of $83.3 million (net of a $1.2 million valuation allowance) and $60.2 million (net of a $1.2 million valuation allowance) at December 31, 2003 and December 31, 2002, respectively, are included in other current assets and net noncurrent deferred tax assets of $26.9 million (net of a $21.4 million valuation allowance) and $51.5 million (net of a $10.5 million valuation allowance) at December 31, 2003 and December 31, 2002, respectively, are included in other intangible and noncurrent assets in the Company’s “Consolidated Balance Sheets.”

          At December 31, 2003, the Company had approximately $24.9 million of foreign tax credit carryforwards of which $9.2 million will expire in 2006 and $15.7 million will expire in 2008. The Company had a $15.7 million valuation allowance against these foreign tax credits. The Company also had approximately $5.0 million of research and development credits, of which $3.5 million will expire in 2022 and $1.5 million will expire in 2023 and approximately $9.1 million of foreign net operating losses of which $5.0 million will expire in 2005, $0.5 million will expire in 2007, $1.9 million will expire in 2008 and $1.7 million will carry forward indefinitely. Minimum tax credit carryforwards at December 31, 2003 totaled approximately $38.5 million and will carry forward indefinitely. At December 31, 2003, the Company also had approximately $281.6 million of state net operating loss carryforwards expiring at various intervals between 2006 and 2023.

          A reconciliation of the difference between the Company’s consolidated income tax expense and the expense computed at the federal statutory rate is shown in the following table:

CONSOLIDATED INCOME TAX EXPENSE RECONCILIATION
(in millions)

	2003	2002	2001

Income tax expense at federal statutory rate	$105.2	$83.3	$106.8
State income taxes, net of federal effect	2.9	7.9	5.4
Percentage depletion	(14.6)	(19.5)	(7.8)
Equity earnings	(0.9)	(3.6)	(3.5)
Equity investment impairment with no tax benefit	—	20.2	—
Taxes on foreign income which differ from U.S. statutory rate	19.9	3.0	1.5
Tax credits	(51.7)	(18.7)	(20.3)
Export sales exclusion	(9.7)	(10.5)	(6.8)
Non-deductible goodwill	—	—	2.0
Valuation allowance	10.9	5.6	(2.5)
Other items, net	2.2	(1.2)	4.9

Income tax expense	$64.2	$66.5	$79.7

          No provision has been made for U.S. or additional foreign taxes on the undistributed earnings of foreign subsidiaries because such earnings are expected to be reinvested indefinitely in the subsidiaries’ operations. At December 31, 2003, the Company’s share of the cumulative undistributed earnings of foreign subsidiaries upon which potential additional U.S. taxes have not been provided was approximately $493.6 million. It is not practical to estimate the amount of additional tax, net of applicable foreign tax credits, that might be payable on these foreign earnings in the event of distribution or sale. However, under existing law, foreign tax credits would be available to substantially reduce U.S. taxes payable.

15. RELATED PARTY TRANSACTIONS

          In the ordinary course of business, the Company has related party transactions with its equity affiliates, including N.E. Chemcat, Engelhard-CLAL and Heesung-Engelhard. The Company’s transactions with such entities amounted to: purchases-from of $21.6 million in 2003, $26.0 million in 2002 and $4.0 million in 2001; sales-to of $37.2 million in 2003, $36.4 million in 2002 and $17.1 million in 2001; and metal leasing-to of $0.6 million in 2003, $1.1 million in 2002 and $2.6 million in 2001. At December 31, 2003 and 2002, net amounts due from such entities totaled $0.6 million and $1.9 million, respectively.

          Citibank, N.A., a subsidiary of Citigroup Inc., which reports beneficial ownership of more than 5% of our Common Stock, participated with other lenders in lines of credit available to Engelhard under revolving credit facilities. Citibank’s total commitment is $39,000,000, none of which was drawn in 2003. In 2003, Citibank received an initial fee of $10,000 and annual facility fees of $34,000 for these facilities. Citigroup received $85,000 in underwriting fees in our May 13, 2003 note offering. We use subsidiaries of Citigroup, as well as other firms, to provide cash management services to Engelhard. Fees to subsidiaries of Citigroup for these services aggregated less than $30,000 in 2003. In addition, Barclays Global Investors, N.A., which reported beneficial ownership of more than 5% of our Common Stock prior to July 2003, provides certain investment management services to Engelhard’s pension plans. Fees for such services aggregated approximately $135,000 in 2003.

          Barclays Bank, plc, an affiliate of Barclays Global Investors, subsidiaries of Citigroup and other firms, engage in foreign exchange and commodities transactions with Engelhard in the ordinary course of business. All of these transactions are negotiated at arms length as principals in competitive markets. During 2003, foreign exchange transactions with subsidiaries of Citigroup aggregated approximately $126,600,000 and metals transactions with Barclays Bank, plc aggregated approximately $330,000,000. In addition, during 2003, Engelhard provided services in precious metals financing transactions in which subsidiaries of Citigroup and Barclays Bank, plc received funds from third parties. Engelhard received approximately $157,372 in fees from subsidiaries of

Citigroup and approximately $8,000 in net revenues from these transactions in which Barclays Bank, plc participated.

          Vanguard Group, an affiliate of Vanguard Windsor Funds, which reports beneficial ownership of more than 5% of our Common Stock, received $100,293 for administering 401(k) plans for our employees during 2003.

16. BENEFITS

          The Company has domestic and foreign pension plans covering substantially all employees. Plans covering most salaried employees generally provide benefits based on years of service and the employee’s final average compensation. Plans covering most hourly bargaining unit members generally provide benefits of stated amounts for each year of service. The Company makes contributions to the plans as required and to such extent contributions are currently deductible for tax purposes. Plan assets primarily consist of listed stocks, fixed income securities and cash.

          The following table sets forth the plans’ funded status:

FUNDED STATUS (in millions)	2003			2002

	Domestic	Foreign	Total	Domestic	Foreign	Total

CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected benefit obligation at beginning of year	$441.6	$99.5	$541.1	$374.6	$78.1	$452.7
Service cost	15.6	2.9	18.5	13.3	2.3	15.6
Interest cost	28.6	5.9	34.5	27.2	5.1	32.3
Plan amendments	3.4	1.2	4.6	0.4	3.5	3.9
Engelhard-CLAL asset distribution	—	21.1	21.1	21.9	0.4	22.3
Actuarial losses	34.2	0.6	34.8	34.9	4.1	39.0
Benefits paid	(27.2)	(4.0)	(31.2)	(30.7)	(4.1)	(34.8)
Foreign exchange	—	17.1	17.1	—	10.1	10.1

Projected benefit obligation at end of year	$496.2	$144.3	$640.5	$441.6	$99.5	$541.1

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$324.2	$81.1	$405.3	$306.7	$76.0	$382.7
Actual gain/(loss) on plan assets	52.7	6.6	59.3	(24.0)	(2.6)	(26.6)
Employer contribution	38.2	4.3	42.5	54.6	1.7	56.3
Benefits paid	(27.2)	(4.0)	(31.2)	(30.7)	(4.1)	(34.8)
Engelhard-CLAL asset distribution	—	23.2	23.2	17.6	0.5	18.1
Foreign exchange	—	14.0	14.0	—	9.6	9.6

Fair value of plan assets at end of year	$387.9	$125.2	$513.1	$324.2	$81.1	$405.3

Funded status	$(108.3)	$(19.1)	$(127.4)	$(117.4)	$(18.4)	$(135.8)
Unrecognized net actuarial loss	201.5	46.0	247.5	191.1	45.4	236.5
Unrecognized prior service cost	11.8	5.0	16.8	9.5	3.7	13.2
Fourth quarter contribution	—	0.4	0.4	—	0.4	0.4

Prepaid pension asset	$105.0	$32.3	$137.3	$83.2	$31.1	$114.3

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$74.3	$33.5	$107.8	$67.9	$—	$67.9
Accrued benefit liability	(70.8)	(9.8)	(80.6)	(81.2)	(13.2)	(94.4)
Intangible asset	1.9	3.5	5.4	2.3	3.6	5.9
Accumulated other comprehensive loss	99.6	5.1	104.7	94.2	40.7	134.9

Net amount recognized	$105.0	$32.3	$137.3	$83.2	$31.1	$114.3

          The prepaid benefit costs of $107.8 million and $67.9 million at December 31, 2003 and December 31, 2002, respectively, and the intangible asset balances of $5.4 million and $5.9 million at December 31, 2003 and 2002, respectively, are included in other intangible and noncurrent assets in the Company’s “Consolidated Balance Sheets.” The Company recorded a minimum pension liability gain of $30.2 million ($21.1 million after tax) in 2003 and a minimum pension liability loss of $91.9 million ($57.7 million after tax) in 2002. These adjustments were reported in “Accumulated Other Comprehensive Loss” within shareholders’ equity.

          Included in the Projected Benefit Obligation is a liability of $38.0 million at September 30, 2003 related to the Supplemental Retirement Program of Engelhard Corporation. This program is an unfunded program that provides enhanced benefits for certain executive officers as well as makes up for the amount that cannot be paid out of the qualified plans due to Internal Revenue Service limitations.

The following table sets forth certain information regarding the Plans benefit obligations (in millions):

	2003			2002

	Domestic	Foreign	Total	Domestic	Foreign	Total

Accumulated Benefit Obligation	$431.0	$131.7	$562.7	$385.4	$92.8	$478.2
Aggregate Projected Benefit Obligation (PBO) for those plans with PBOs in excess of plan assets	411.0	144.3	555.3	365.1	99.4	464.5
Aggregate fair value of assets for those plans with PBOs in excess of plan assets	276.4	125.3	401.7	228.2	81.1	309.3
Aggregate Accumulated Benefit Obligation (ABO) for those plans with ABOs in excess of plan assets	332.6	40.6	373.2	296.5	92.8	389.3
Aggregate fair value of assets for those plans with ABOs in excess of plan assets	262.0	32.8	294.8	215.2	81.1	296.3

          The components of net periodic pension expense for all plans are shown in the following table:

NET PERIODIC PENSION EXPENSE
(in millions)

	2003			2002			2001

	Domestic	Foreign	Total	Domestic	Foreign	Total	Domestic	Foreign	Total

Service cost	$15.6	$2.9	$18.5	$13.3	$2.3	$15.6	$13.1	$1.6	$14.7
Interest cost	28.6	5.9	34.5	27.2	5.1	32.3	25.7	4.2	29.9
Expected return on plan assets	(35.6)	(6.7)	(42.3)	(33.4)	(7.7)	(41.1)	(32.9)	(7.8)	(40.7)
Amortization of prior service cost	1.4	0.7	2.1	1.2	0.3	1.5	1.3	0.9	2.2
Amortization of transition asset	—	—	—	—	(0.1)	(0.1)	(0.4)	(0.1)	(0.5)
Recognized actuarial loss	6.4	2.2	8.6	3.0	1.1	4.1	2.0	0.5	2.5

Net periodic pension expense	$16.4	$5.0	$21.4	$11.3	$1.0	$12.3	$8.8	$(0.7)	$8.1

          The Company uses September 30th as the measurement date for pension assets and liabilities. The assumptions chosen to measure the current years’ liabilities are also used to determine the subsequent years’ net periodic pension expense. The following table sets forth the key weighted-average assumptions used in determining the worldwide projected benefit obligation:

	2003		2002		2001

	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign

Discount rate used to determine projected benefit obligation	6.25%	5.50%	6.75%	5.77%	7.50%	6.02%
Discount rate used to determine net periodic pension costs	6.75%	5.77%	7.50%	6.02%	7.75%	6.02%
Rate of compensation increase used to determine projected benefit obligation	3.75%	3.65%	3.75%	3.83%	4.25%	3.87%
Rate of compensation increase used to determine net periodic pension costs	3.75%	3.84%	4.25%	3.85%	4.50%	3.87%
Expected return on plan assets	9.00%	7.00%	10.00%	8.43%	10.25%	9.19%

          The Company’s weighted-average asset allocations at December 31, 2003 and 2002 by asset category are as follows:

	2003			2002

	Domestic	Foreign	Total	Domestic	Foreign	Total

Equity securities	69%	44%	63%	66%	46%	62%
Debt securities	30%	56%	36%	32%	54%	37%
Other	1%	—	1%	2%	—	1%

	100%	100%	100%	100%	100%	100%

          The Pension and Employee Benefit Plans Committee, a committee currently comprised of six members of the Engelhard Corporation Board of Directors, is established to review pension-related matters, set corporate investment policy and monitor performance.

          Investment risk is controlled by placing investments in various asset classes using a combination of active and passive investment strategies. The pension plan assets are allocated to multiple investment management firms. These firms cover a broad range of investment styles and are combined in a way that seeks to diversify capitalization, style biases and interest rate exposures.

          Engelhard, through its pension consultants and actuaries, performs periodic asset/liability studies which seek an investment strategy to provide the optimal investment risk/return scenario for meeting the future retirement plan obligations. These studies are a tool used for determining the allocation of investments among various asset classes. Investments are placed predominantly in the following asset classes:

- Equity: Common stocks of large, medium and small companies including equity securities issued by companies domiciled outside the U.S. and in depository receipts that represent ownership of securities of non-U.S. companies.

- Fixed Income: Fixed income securities issued or guaranteed by the U.S. government, and to a lesser extent by non-U.S. governments, or by their respective agencies and instrumentalities, mortgage backed securities, including collateralized mortgage obligations, corporate debt obligations and dollar-denominated obligations issued in the United States by non-U.S. banks and corporations (Yankee bonds).

          In certain circumstances, investment managers are given the authority for the limited use of derivatives. Futures contracts, options on futures and interest rate swaps are occasionally employed in place of direct investment in securities to gain efficient exposure to markets. Derivatives are not used to leverage portfolios.

          The Company used a 9% return to calculate its domestic net periodic pension expense in 2003 and will use a 9% return to calculate its domestic net periodic pension expense in 2004. This calculation was based on the following:

	Market Expected Return	Active Management Expectation	All-In Expected Return	Portfolio Weight

Equity Securities	9.5%	0.5%	10.0%	69.0%
Debt Securities	6.5%	0.4%	6.9%	31.0%
Total Domestic Portfolio	8.5%	0.5%	9.0%	100.0%

          The Company used the weighted-average 7% return to calculate its foreign net periodic pension expense in 2003 and will use the weighted-average 7% return to calculate its foreign net periodic pension expense in 2004. This calculation was based on the following:

	Market Expected Return	Active Management Expectation	All-In Expected Return	Portfolio Weight

Equity Securities	8.0%	0.5%	8.5%	45.0%
Debt Securities	5.0%	0.4%	5.4%	55.0%
Total Foreign Portfolio	6.5%	0.5%	7.0%	100.0%

          The Company expects to contribute approximately $3.5 million to its domestic pension plans and $4.1 million to its foreign pension plans during 2004.

          The Company also sponsors three savings plans covering certain salaried and hourly paid employees. The Company’s contributions, which may equal up to 50% of certain employee contributions, were $4.6 million in 2003, $4.3 million in 2002 and $4.1 million in 2001. These amounts were recorded as an expense in the Company’s “Consolidated Statements of Earnings.”

          Effective January 1, 2003, the Company Stock Fund of the Salary Deferral Savings Plan of Engelhard Corporation has been designated as an Employee Stock Ownership Plan (ESOP) as permitted under the Internal Revenue Code. Contributions to the plan may be made directly by the employee or as part of the employer matching contributions noted above. Employer contributions are recorded as expense at fair market value in the period in which they are earned. Dividends are paid on these shares to the extent a dividend is declared and paid on the Company's common stock. Dividends are charged to retained earnings when they are declared.  As of December 31, 2003, the ESOP held 1,959,109 shares of Company Stock. These shares are considered outstanding for determining basic and diluted earnings per share.

          The Company also currently provides postretirement medical and life insurance benefits to certain retirees (and their spouses), certain disabled employees (and their families) and spouses of certain deceased employees. Substantially all U.S. salaried employees and certain hourly paid employees are eligible for these benefits, which are paid through the Company’s general health care and life insurance programs, except for certain medicare-eligible salaried and hourly retirees who are provided a defined contribution towards the cost of a partially insured health plan. In addition, the Company provides postemployment benefits to former or inactive employees after employment but before retirement. These benefits are substantially similar to the postretirement benefits, but cover a much smaller group of employees. Effective January 1, 2003, the Company eliminated postretirement benefits for those employees (excluding employees under collective bargaining agreements) hired on or after January 1, 2003.

          The following table sets forth the components of the accrued postretirement and postemployment benefit obligation, all of which are unfunded:

POSTRETIREMENT AND POSTEMPLOYMENT
BENEFITS
(in millions)

	2003	2002

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$146.4	$128.5
Service cost	3.4	3.1
Interest cost	9.3	9.2
Actuarial losses	12.4	12.0
Engelhard-CLAL asset distribution	0.5	4.9
Benefits paid	(12.3)	(12.8)

Benefit obligation at end of year	$159.7	$144.9

Unrecognized net loss	(35.9)	(24.2)
Unrecognized prior service cost	5.1	10.9

Accrued benefit obligation	$128.9	$131.6

          The postretirement and postemployment benefit balances of $128.9 million and $131.6 million at December 31, 2003 and December 31, 2002, respectively, are included in other noncurrent liabilities in the Company’s “Consolidated Balance Sheets.”

          The components of the net expense for these postretirement and postemployment benefits are shown in the following table:

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
(in millions)

	2003	2002	2001

COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$3.4	$3.1	$2.8
Interest cost	9.3	9.2	9.1
Net amortization	(4.9)	(5.8)	(5.8)

Net periodic benefit cost	$7.8	$6.5	$6.1

          The weighted-average discount rate used in determining the actuarial present value of the accumulated postretirement and postemployment benefit obligation is 6.25% for 2003 and 6.75% for 2002. The average assumed health care cost trend rate used for 2003 is 5% to 8%. A 1% increase in the assumed health care cost trend rate would have increased aggregate service and interest cost in 2003 by $0.9 million and the accumulated postretirement and postemployment benefit obligation as of December 31, 2003 by $8.2 million. A 1% decrease in the assumed health care cost trend rate would have decreased aggregate service and interest cost in 2003 by $1.5 million and the accumulated postretirement and postemployment benefit obligation as of December 31, 2003 by $13.6 million.

          On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). This Act introduces a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. In accordance with FASB Staff position 106-1, the Company has elected to defer the accounting for this Act until specific authoritative guidance is issued on how to account for the subsidy. Accordingly, the Company’s benefit obligation and net periodic benefit cost do not reflect the effects of this Act. The Company may be required to amend its plan in order to benefit from this legislation.

17. STOCK OPTION AND BONUS PLANS

          The Company’s Stock Option Plans of 1999 and 1991, as amended (the Key Option Plans), generally provide for the granting of options to key employees to purchase an aggregate of 5,500,000 and 16,875,000 common shares, respectively, at fair market value on the date of grant. No options under the Stock Option Plans of 1999 and 1991 may be granted after December 16, 2009 and June 30, 2003, respectively.

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

          On May 2, 2002, shareholders approved the 2002 long-term incentive compensation plan. The plan provides for the grant to eligible employees and directors of stock options, share appreciation rights (SARs), restricted shares, restricted share units, performance units and other share-based awards. An aggregate of 6,000,000 shares of common stock have been reserved for issuance under the plan, of which no more than 500,000 shares may be issued in connection with awards other than options and SARs. All terms and conditions of each grant have been set on the date of grant, including the grant price of options which is based on the fair market value on the day of grant. No grants may be made under the plan after March 7, 2012.

          The weighted-average fair value at date of grant for options granted during 2003, 2002 and 2001 was $8.42, $8.62 and $8.13, respectively. Fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used:

	2003	2002	2001

Dividend yield	1.5 – 2.0%	1.4 – 1.8%	1.5 – 1.8%
Expected volatility	35 – 36%	36%	35 – 36%
Risk-free interest rate	3.2 – 3.8%	3.1 – 3.8%	3.8 – 5.1%
Expected life (years)	6 – 7	5 – 6	5

          Stock option transactions under all plans are as follows:

	2003		2002		2001

	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share	Number of Shares	Weighted- Average Exercise Price Per Share

Outstanding at beginning of year	11,520,857	$20.34	12,915,835	$19.32	17,686,507	$18.20
Granted	1,351,892	$24.28	1,352,754	$25.61	1,317,008	$24.55
Forfeited	(111,459)	$19.39	(51,129)	$19.56	(187,330)	$19.40
Exercised	(1,747,779)	$19.36	(2,696,603)	$18.09	(5,900,350)	$17.15

Outstanding at end of year	11,013,511	$20.98	11,520,857	$20.34	12,915,835	$19.32
Exercisable at end of year	7,411,637	$19.57	7,777,411	$19.26	9,472,409	$18.92
Available for future grants	7,579,411		8,951,711		4,253,336

          The following table summarizes information about fixed-price options outstanding at December 31, 2003:

		Options Outstanding		Options Exercisable

Range of Exercise Prices	Weighted-Average Remaining Contractual Life (years)	Number Outstanding at 12/31/03	Weighted-Average Exercise Price	Number Exercisable at 12/31/03	Weighted-Average Exercise Price

$14.21 to 22.38	1-2	1,199,423	$18.44	1,199,423	$18.44
17.34 to 23.88	3-5	3,155,610	19.83	3,155,610	19.83
17.81 to 20.75	6	1,590,812	18.69	1,452,343	18.77
16.84 to 18.75	7	1,167,846	16.87	876,635	16.87
22.75 to 26.90	8	1,207,421	24.69	506,699	24.26
22.80 to 28.75	9	1,346,339	25.60	220,927	27.06
20.47 to 29.99	10	1,346,060	24.30	—	—

		11,013,511	$20.98	7,411,637	$19.57

          The Company’s Key Employee Stock Bonus Plan, as amended (the Bonus Plan) provides for the award of up to 15,187,500 common shares to key employees as compensation for future services, not exceeding 1,518,750 shares in any year (plus any canceled awards or shares available for award but not previously awarded). The Bonus Plan terminates on June 30, 2006. Shares awarded vest in five annual installments, provided the recipient is still employed by the Company on the vesting date. Compensation expense is measured on the date the award is granted and is amortized on a straight-line basis over five years. Shares awarded are considered issued and outstanding at the date of grant and are included in shares outstanding for purposes of computing diluted earnings per share. Employees have both dividend and voting rights on all unvested shares. In 2003 and 2002, the Company granted 149,905 and 158,200 shares to key employees at a fair value of $20.47 and $28.11, respectively, per share. Unvested shares were 596,670 and 674,930 at December 31, 2003 and 2002, respectively. Shares available for grant under this plan are 1,350,095 at December 31, 2003.

          Compensation expense relating to stock awards was $4.7 million in 2003, $5.0 million in 2002 and $4.4 million in 2001.

          The Company has certain deferred compensation arrangements where shares earned under the Engelhard stock bonus plan are deferred and placed in a “Rabbi Trust.” Until February 2001, the plan permitted employees to convert their deferred stock balance to deferred cash under certain conditions. In February 2001, the Company terminated this deferred cash option. With the termination of the deferred cash option, increases/decreases in the deferred compensation liability will no longer be recognized in earnings. Shares held in the trust are recorded as treasury stock with the corresponding liability recorded as a credit within shareholders’ equity.

          For the year ended December 31, 2001, the Company recognized expense of $0.9 million related to the increase in the value of its common stock held in a Rabbi Trust for deferred compensation from $20.38 at December 31, 2000 to $22.65 at February 1, 2001 (as the deferred cash option was terminated at this time). At December 31, 2003 and 2002, the Rabbi Trust held 455,876 and 399,029 shares, respectively, of Engelhard Corporation Common Stock. The value of the Rabbi Trust at historical cost was $10.4 million and $9.4 million at December 31, 2003 and 2002, respectively.

18. EARNINGS PER SHARE

          SFAS No. 128, “Earnings Per Share” specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share (EPS). The following table represents the computation of basic and diluted EPS as required by SFAS No. 128:

EARNINGS PER SHARE COMPUTATIONS
Year ended December 31
(in millions, except per-share data)

	2003	2002	2001

BASIC EPS COMPUTATION
Net income applicable to common shares	$234.2	$171.4	$225.6

Average number of shares outstanding-basic	125.4	128.1	130.0

Basic earnings per share	$1.87	$1.34	$1.73

DILUTED EPS COMPUTATION
Net income applicable to common shares	$234.2	$171.4	$225.6

Average number of shares outstanding-basic	125.4	128.1	130.0
Effect of dilutive stock options and other incentives	1.9	2.4	2.2

Total number of shares outstanding-diluted	127.3	130.5	132.2

Diluted earnings per share	$1.84	$1.31	$1.71

          Options to purchase additional shares of common stock of 1,820,004 (at a price range of $26.90 to $29.99), 1,282,641 (at a price range of $26.90 to $28.75) and 570,380 (at a price of $26.90) were outstanding at the end of 2003, 2002 and 2001, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average annual market price of the common shares.

19. BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

          The Company has four reportable business segments: Environmental Technologies, Process Technologies, Appearance and Performance Technologies and Materials Services.

          The Environmental Technologies segment, located principally in the United States, Europe and South Africa, markets cost-effective compliance with environmental regulations, enabled by sophisticated emission-control technologies and systems. The segment also provides high-value material products made principally from platinum group metals, as well as thermal spray and coating technologies.

          The Process Technologies segment, located principally in the United States and Europe, enables customers to make their processes more productive, efficient, environmentally sound and safer through the supply of advanced chemical-process catalysts, additives and sorbents.

          The Appearance and Performance Technologies segment, located principally in the United States, South Korea, China and Finland, provides pigments, effect materials and performance additives that enable its customers to market enhanced image and functionality in their products. This segment serves a broad array of end markets, including coatings, plastics, cosmetics, automotive, construction and paper. The segment’s products help customers improve the look, performance and overall cost of their products. In addition, the segment is the internal supply source of precursors for most of the Company’s advanced petroleum-refining catalysts.

          The Materials Services segment, located principally in the United States, Europe and Japan, serves the Company’s technology segments, their customers and others with precious and base metals and related services. This is a distribution and materials services business that purchases and sells precious metals, base metals and related products and services. It does so under a variety of pricing and delivery arrangements structured to meet the logistical, financial and price-risk management requirements of the Company, its customers and suppliers. Additionally, it offers the related services of precious-metal refining and storage, and produces precious-metal salts and solutions.

          Within the “All Other” category, sales to external customers and operating earnings/(losses) are derived primarily from the Ventures business. The sale of precious metals accounted for under the LIFO method, royalty income and other miscellaneous income and expense items not related to the reportable segments are included in the “All Other” category.

          The majority of Corporate operating expenses have been charged to the segments on either a direct-service basis or as part of a general allocation. Environmental Technologies and, to a much lesser extent, Process Technologies, utilize metal in their factories in excess of that provided by customers. This metal is provided by Materials Services.

          The following table presents certain data by business segment:

BUSINESS SEGMENT INFORMATION
(in millions)

	Environmental Technologies	Process Technologies	Appearance and Performance Technologies	Materials Services	Reportable Segments Subtotal	All Other	Total

2003
Net sales to external customers	$831.4	$569.2	$653.8	$1,608.3	$3,662.7	$51.8	$3,714.5
Operating earnings/(loss)	119.3	95.9	69.5	10.1	294.8	(a)(13.2)	281.6
Special charges/(credits), net	5.2	2.6	7.8	—	15.6	(27.6)	(12.0)
Interest income	—	—	—	—	—	4.0	4.0
Interest expense	—	—	—	—	—	24.3	24.3
Depreciation, depletion and amortization	31.3	26.0	49.1	1.9	108.3	19.4	127.7
Equity in earnings of affiliates	12.0	—	—	—	12.0	27.4	39.4
Income taxes	—	—	—	—	—	64.2	64.2
Total assets	739.4	319.7	606.3	586.6	2,252.0	681.0	2,933.0
Equity investments	49.6	—	—	—	49.6	102.9	152.5
Capital expenditures	23.1	29.5	30.6	7.0	90.2	23.4	113.6

2002
Net sales to external customers	$680.4	$538.8	$650.8	$1,836.0	$3,706.0	$47.6	$3,753.6
Operating earnings/(loss)	109.2	93.0	87.1	52.7	342.0	(a)(30.5)	311.5
Special charges/(credits), net	3.1	—	—	(11.0)	(7.9)	—	(7.9)
Interest income	—	—	—	—	—	2.0	2.0
Interest expense	—	—	—	—	—	27.4	27.4
Depreciation, depletion and amortization	27.0	24.0	46.0	2.3	99.3	14.3	113.6
Equity in earnings of affiliates	8.2	—	—	—	8.2	8.0	16.2
Equity investment impairment	—	—	—	—	—	57.7	57.7
Income taxes	—	—	—	—	—	66.5	66.5
Total assets	595.2	572.4	795.3	641.2	2,604.1	416.6	3,020.7
Equity investments	31.5	—	—	—	31.5	101.3	132.8
Capital expenditures	40.2	18.4	29.4	5.2	93.2	20.1	113.3

2001
Net sales to external customers	$646.7	$568.2	$634.4	$3,207.9	$5,057.2	$39.7	$5,096.9
Operating earnings/(loss)	142.4	94.3	46.5	56.1	339.3	(a)(19.2)	320.1
Special charge	—	—	7.1	—	7.1	—	7.1
Interest income	—	—	—	—	—	3.3	3.3
Interest expense	—	—	—	—	—	47.3	47.3
Depreciation, depletion and amortization	21.5	24.6	51.4	1.3	98.8	9.7	108.5
Equity in earnings of affiliates	8.6	—	—	—	8.6	20.5	29.1
Income taxes	—	—	—	—	—	79.7	79.7
Total assets	506.9	563.4	799.7	593.1	2,463.1	532.4	2,995.5
Equity investments	23.0	—	—	—	23.0	181.9	204.9
Capital expenditures	68.7	30.4	36.9	8.2	144.2	24.7	168.9

(a)	Includes pretax gains on the sale of certain precious metals accounted for under the LIFO method of $5.2 million in 2003, $5.1 million in 2002 and $5.3 million in 2001.

          The following table presents certain data by geographic area:

GEOGRAPHIC AREA DATA
(in millions)

	2003	2002	2001

Net sales to external customers:
United States	$1,860.4	$2,010.4	$2,983.9
International	1,854.1	1,743.2	2,113.0

Total consolidated net sales to external customers	$3,714.5	$3,753.6	$5,096.9

Long-lived assets:
United States	$1,098.4	$1,089.3	$1,092.5
International	255.1	216.5	245.1

Total long-lived assets	$1,353.5	$1,305.8	$1,337.6

          The Company’s international operations are predominantly based in Europe.

          The following table reconciles segment operating earnings with earnings before income taxes as shown in the Company’s “Consolidated Statements of Earnings”:

SEGMENT RECONCILIATIONS
(in millions)

	2003	2002	2001

Net sales to external customers:
Net sales for reportable segments	$3,662.7	$3,706.0	$5,057.2
Net sales for other business units	43.5	35.0	32.0
All other	8.3	12.6	7.7

Total consolidated net sales to external customers	$3,714.5	$3,753.6	$5,096.9

Earnings before income taxes:
Operating earnings for reportable segments	$294.8	$342.0	$339.3
Operating earnings/(loss) for other business units	—	0.4	(0.9)
Other operating loss – Corporate	(13.2)	(30.9)	(18.3)

Total operating earnings	$281.6	$311.5	$320.1
Interest income	4.0	2.0	3.3
Interest expense	(24.3)	(27.4)	(47.3)
Equity in earnings of affiliates	39.4	16.2	29.1
Equity investment impairment	—	(57.7)	—
Loss on investment	—	(6.7)	—

Earnings before income taxes	$300.7	$237.9	$305.2

Total assets
Total assets for reportable segments	$2,252.0	$2,604.1	$2,463.1
Assets for other business units	17.1	30.3	28.5
All other	663.9	386.3	503.9

Total consolidated assets	$2,933.0	$3,020.7	$2,995.5

Equity investments for reportable segments	$49.6	$31.5	$23.0
Equity investments – All other	102.9	101.3	181.9
Other investments not carried on the equity method	6.2	4.0	8.6

Total investments	$158.7	$136.8	$213.5

          An unaffiliated customer of the Environmental Technologies and Materials Services segments accounted for approximately $217 million, $625 million and $796 million of the Company’s net sales in 2003, 2002 and 2001, respectively. Sales of precious metal to this customer were significantly lower in 2003.

20. LEASE COMMITMENTS

          The Company rents real property and equipment under long-term operating leases. Rent expense and sublease income for all operating leases are summarized as follows:

(in millions)	2003	2002	2001

Rents paid	$36.2	$35.2	$33.0
Less: sublease income	(1.2)	(1.1)	(1.3)

Rent expense, net	$35.0	$34.1	$31.7

          Future minimum rent payments at December 31, 2003, required under noncancellable operating leases, having initial or remaining lease terms in excess of one year, are as follows:

(in millions)

2004	$33.8
2005	22.3
2006	16.1
2007	14.3
2008	14.1
Thereafter	69.3

Total minimum lease payments	169.9
Less: minimum sublease income	(2.2)

Net minimum lease payments	$167.7

          In 2000, the Company entered into a sale-leaseback transaction for $97.3 million for machinery and equipment that is used in the Process Technologies segment. The term of this operating lease is five years. The Company expects to renew this lease at the end of the lease term in 2005. In 1998, the Company entered into a sale-leaseback transaction for $67.2 million for property that serves as the principal executive and administrative offices of the Company and its operating businesses. The term of this operating lease is 20 years.

21. ENVIRONMENTAL COSTS

          With the oversight of environmental agencies, the Company is currently preparing, has under review, or is implementing environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites, including Plainville, Massachusetts. The Company is continuing to investigate contamination at Plainville under a 1993 agreement with the United States Environmental Protection Agency (EPA). The Company is continuing to address decommissioning issues at Plainville under authority delegated by the Nuclear Regulatory Commission to the Commonwealth of Massachusetts.

          In addition, as of December 31, 2003, nine sites have been identified at which the Company believes liability as a potentially responsible party is probable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination and natural resource damages resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund imposes strict, joint and several liability under certain circumstances. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de minimis contributor of hazardous substances at a number of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances, discovery of new information or natural resource damages, the Company has settled a number of other cleanup proceedings. The Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

          The accruals for environmental cleanup-related costs reported in the consolidated balance sheets at December 31, 2003 and 2002 were $19.3 million and $18.5 million, respectively, including $0.1 million at December 31, 2003 and 2002 for Superfund sites. These amounts represent those undiscounted costs that the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company’s accrual represents approximately 40% of what it believes are the reasonably possible environmental cleanup-related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

          Cash payments for environmental cleanup-related matters were $1.8 million in each of 2003 and 2002 and $1.7 million in 2001. The amounts accrued in connection with environmental cleanup-related matters were not significant over this time period.

          For the past three-year period, environmental-related capital projects have averaged less than 10% of the Company’s total capital expenditure programs, and the expense of environmental compliance (e.g., environmental testing, permits, consultants and in-house staff) was not material.

          There can be no assurances that environmental laws and regulations will not become more stringent in the future or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup-related matters are projected to be $1.5 million for 2004, which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, management believes environmental cleanup-related reserves at December 31, 2003 are reasonable and adequate, and environmental matters are not expected to have a material adverse effect on financial condition. However, if these matters are resolved in a manner different from the estimates, they could have a material adverse effect on the Company’s operating results or cash flows.

22. LITIGATION AND CONTINGENCIES

          The Company is one of a number of defendants in numerous proceedings that allege that the plaintiffs were injured from exposure to hazardous substances purportedly supplied by the Company and other defendants or that existed on company premises. The Company is also subject to a number of environmental contingencies (see Note 21, “Environmental Costs,” for further detail) and is a defendant in a number of lawsuits covering a wide range of other matters. In some of these matters, the remedies sought or damages claimed are substantial. While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition. However, if these matters are resolved in a manner different from management’s current expectations, they could have a material adverse effect on the Company’s operating results or cash flows.

          The Company is involved in a value-added tax dispute in Peru. Management believes the Company was targeted by corrupt officials within a former Peruvian government. On December 2, 1999, Engelhard Peru, S.A., a wholly-owned subsidiary, was denied refund claims of approximately $28 million. The Peruvian tax authority also determined that Engelhard Peru, S.A. is liable for approximately $63 million in refunds previously paid, fines and interest as of December 31, 1999. Interest and fines continue to accrue at rates established by Peruvian law. The Peruvian Tax Court ruled on February 11, 2003 that Engelhard Peru, S.A. was liable for these amounts, overruling precedent to apply a “form over substance” theory without any determination of fraudulent participation by Engelhard Peru, S.A. The Tax Court is part of the Peruvian Ministry of Economics and Finance. Engelhard Peru, S.A. is contesting these determinations vigorously, and management believes, based on consultation with counsel, that Engelhard Peru, S.A. is entitled to all refunds claimed and is not liable for these additional taxes, fines or interest. In late October 2000, a criminal proceeding alleging tax fraud and forgery related to this value-added tax dispute was initiated against two Lima-based officials of Engelhard Peru, S.A. Although Engelhard Peru, S.A. is not a defendant, it may be civilly liable in Peru if its representatives are found responsible for criminal conduct. In its own investigation, and in detailed review of the materials presented in Peru, management has not seen any evidence of tax fraud by these officials. Accordingly, Engelhard Peru, S.A. is assisting in the vigorous defense of this proceeding. Management believes the maximum economic exposure is limited to the aggregate value of all assets of Engelhard Peru, S.A. That amount, which is approximately $30 million including unpaid refunds, has been fully provided for in the accounts of the Company.

23. COMPREHENSIVE INCOME

          Changes in accumulated other comprehensive income/(loss) are as follows:

(in millions)	Cash flow derivative adjustment, net of tax	Foreign currency translation adjustment	Minimum pension liability adjustment, net of tax	Investment adjustment, net of tax	Total accumulated other comprehensive income/(loss)

Balance at December 31, 2000	$—	$(51.0)	$—	$—	$(51.0)
Period change	(4.6)	(51.0)	(25.4)	—	(81.0)

Balance at December 31, 2001	(4.6)	(102.0)	(25.4)	—	(132.0)
Period change	4.4	70.3	(57.7)	(0.2)	16.8

Balance at December 31, 2002	(0.2)	(31.7)	(83.1)	(0.2)	(115.2)
Period change	(0.1)	77.8	21.1	0.5	99.3

Balance at December 31, 2003	$(0.3)	$46.1	$(62.0)	$0.3	$(15.9)

24. SUPPLEMENTAL INFORMATION

          The following table presents certain supplementary information to the Company’s “Consolidated Statements of Cash Flows”:

SUPPLEMENTARY CASH FLOW INFORMATION
(in millions)

	2003	2002	2001

Cash paid during the year for:
Interest	$25.9	$28.1	$48.7
Income taxes	46.2	31.4	95.1

Materials Services related:
Change in assets and liabilities – source/(use):
Receivables	$11.8	$(4.5)	$13.5
Committed metal positions	341.8	(25.3)	62.3
Inventories	0.8	(1.0)	—
Other current assets	(0.2)	16.4	2.2
Other noncurrent assets	—	0.2	0.2
Accounts payable	4.6	11.8	(16.6)
Other current liabilities	(26.2)	(27.7)	(1.9)

Net cash flows from changes in assets and liabilities	$332.6	$(30.1)	$59.7

All Other:
Change in assets and liabilities – source/(use):
Receivables	$(8.1)	$7.7	$98.0
Inventories	1.9	(7.4)	(29.2)
Other current assets	4.4	(0.9)	15.8
Other noncurrent assets	(29.6)	6.0	8.1
Accounts payable	(23.4)	27.9	(32.8)
Other current liabilities	0.4	(7.1)	(62.5)
Noncurrent liabilities	5.7	(30.9)	(20.5)

Net cash flows from changes in assets and liabilities	$(48.7)	$(4.7)	$(23.1)

          The following tables present certain supplementary information to the Company’s “Consolidated Balance Sheets”:

SUPPLEMENTARY BALANCE SHEET INFORMATION
Other current assets
(in millions)

	2003	2002

Prepaid insurance	$10.4	$10.3
Current deferred taxes	83.0	60.2
Other	19.3	24.4

Other current assets	$112.7	$94.9

Other current liabilities
(in millions)

	2003	2002

Income taxes payable	$71.3	$59.2
Payroll-related accruals	68.3	69.4
Deferred revenue	5.6	10.3
Interest payable	6.4	3.1
Restructuring reserves	2.3	4.8
Product warranty reserves	10.0	11.1
Environmental accrual	1.5	2.8
Refining reserves	0.6	3.0
Other	120.9	111.6

Other current liabilities	$286.9	$275.3

REPORT OF INDEPENDENT AUDITORS

          To the Board of Directors and Shareholders of Engelhard Corporation:

          We have audited the accompanying consolidated balance sheets of Engelhard Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of earnings, cash flows and shareholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Engelhard Corporation and subsidiaries as of and for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 31, 2002, before the revisions in disclosures described below.

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

          In our opinion, the 2003 and 2002 consolidated financial statements present fairly, in all material respects, the consolidated financial position of Engelhard Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

          As described in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“Statement”) No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003. As described in Notes 1 and 3 to the consolidated financial statements, the Company adopted Statement No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002.

          As discussed above, the consolidated financial statements for Engelhard Corporation as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. Note 3 to these consolidated financial statements has been revised to include the transitional requirements of Statement 142, Goodwill and Other Intangible Assets. Note 16 has been revised to separately disclose information regarding domestic and foreign pension plans and to provide additional information on key pension assumptions. In Note 24, the Company separately disclosed cash flows from changes in assets and liabilities related to Materials Services. Our audit procedures consisted of agreeing the previously reported net income and earnings per share amounts in Note 3 to previously reported amounts, and the additional and expanded disclosures in Notes 3, 16 and 24 to underlying records obtained from management, and testing the mathematical accuracy of the tables in the aforementioned Notes. In our opinion, these revisions and disclosures are appropriate. However, we were not engaged to audit, review, or apply any procedures to the Company’s consolidated financial statements for 2001 other than with respect to such revisions and disclosures and, accordingly, we do not express an opinion or any other form of assurance on the Company’s 2001 consolidated financial statements taken as a whole.

/s/ Ernst & Young LLP

Ernst & Young LLP MetroPark, New Jersey February 2, 2004

REPORT OF INDEPENDENT AUDITORS

          To the Shareholders and Board of Directors of Engelhard Corporation:

          We have audited the accompanying consolidated balance sheets of Engelhard Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, cash flows and shareholders’ equity for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Arthur Andersen LLP

Arthur Andersen LLP New York, New York January 31, 2002

Note: Reprinted above is a copy of the report previously expressed by such firm which has ceased operations. The reprinting of this report is not equivalent to a current reissuance of such report as would be required if such firm was still operating. The consolidated balance sheet as of December 31, 2001 and the consolidated statements of earnings, cash flows and shareholders’ equity for the two years ended December 31, 2001 referred to in this report have been included in the accompanying financial statements. Because such firm has not consented to the inclusion of this report in this Form 10-K, your ability to make a claim against such firm may be limited or prohibited.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
($ in millions, except per-share amounts)

	First quarter	Second quarter	Third quarter	Fourth quarter

2003
Net sales	$830.4	$929.4	$915.4	$1,039.3
Gross profit	149.6	162.9	154.1	167.5
Earnings before income taxes and cumulative effect of a change in accounting principle	77.3	69.5	75.1	78.8
Net earnings	56.7	54.0	59.8	63.7
Basic earnings per share before cumulative effect of a change in accounting principle	0.46	0.43	0.48	0.51
Diluted earnings per share before cumulative effect of a change in accounting principle	0.46	0.43	0.47	0.50
Basic earnings per share	0.44	0.43	0.48	0.51
Diluted earnings per share	0.44	0.43	0.47	0.50

2002
Net sales	$1,001.8	$982.3	$858.6	$910.9
Gross profit	160.7	177.2	155.8	160.2
Earnings before income taxes	69.8	80.1	17.1	70.9
Net earnings	52.4	60.1	2.9	56.1
Basic earnings per share	0.41	0.47	0.02	0.44
Diluted earnings per share	0.40	0.46	0.02	0.44

          Results in the first quarter of 2003 include charges of $8.7 million ($5.6 million after tax) primarily related to a management consolidation and productivity initiative in the Environmental and Process Technologies segments and within the “All Other” category, and a gain of $28.4 million ($17.6 million after tax) associated with a royalty settlement. In addition, a transition charge of $3.7 million ($2.3 million after tax) was recorded on January 1, 2003 as the cumulative effect of an accounting change.

          Results in the second quarter of 2003 include a charge of $7.8 million ($4.8 million after tax) for the fair value of the remaining lease costs of certain minerals-storage facilities that the Company ceased to use because of productivity initiatives.

          Results in the second quarter of 2002 include an impairment charge of $6.7 million ($4.1 million after tax) associated with an investment in fuel-cell developer Plug Power Inc., a charge of $3.1 million ($1.9 million after tax) related to a manufacturing consolidation plan and an $11.0 million ($6.8 million after tax) insurance settlement gain.

          Results in the third quarter of 2002 include an impairment charge of $57.7 million associated with the Company’s Engelhard-CLAL joint venture.

          The above amounts are calculated independently for each of the quarters presented. The sum of the quarters may not equal the full year amounts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable

ITEM 9 A.	CONTROLS AND PROCEDURES

          The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of December 31, 2003, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of December 31, 2003 were effective to provide reasonable assurance that material information related to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings would be communicated to them on a timely basis. There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no significant changes in the Company’s internal control over financial reporting which could significantly affect internal control over financial reporting subsequent to the date the Company carried out its evaluation.

The Company’s management, including the CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the reality that judgments and estimates can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of December 31, 2003, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Part III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (a) Directors –

          Information concerning directors of the Company is included under the caption “Election of Directors,” “Information with Respect to Nominees and Directors Whose Terms Continue,” “Share Ownership of Directors and Officers,” and “Corporate Governance” in the Proxy Statement for the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

          (b) Executive Officers – See information of Executive Officers under item 4A on page 9.

          (c) Copies of the charters for the Audit, Compensation and Nominating and Governance committees, as well as Engelhard’s Corporate Governance Guidelines, Engelhard’s Policies of Business Conduct and Senior Financial Officer Ethics Code, are available under the Corporate Governance portion of the Investor Relations section of our website at www.engelhard.com and without charge in print to any stockholder who requests them from the Company’s Corporate Secretary. Changes to and waivers granted with respect to the Company’s Policies of Business Conduct and Senior Financial Ethics Code related to executive officers or Directors required to be disclosed pursuant to applicable rules and regulations will be posted on the Company’s website.

ITEM 11.	EXECUTIVE COMPENSATION

          Information concerning executive compensation is included under the captions “Executive Compensation and Other Information,” “Pension Plans,” “Employment Contracts, Termination of Employment and Change in Control Arrangements” and the “Performance Graph” of the Proxy Statement for the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information concerning security ownership of certain beneficial owners and management is included under the captions “Information as to Certain Shareholders” and “Share Ownership of Directors and Officers” of the Proxy Statement for the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2003

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

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (6)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	(5) 7,871,714	$20.51	(3)(4) 7,268,509

Equity compensation plans not approved by security holders (1) (2)	3,316,988	$22.08	1,821,019

Total	11,188,702	$20.98	9,089,528

(1)

The Engelhard Corporation Stock Option Plan of 1999 was approved by the Company’s Board of Directors on December 16, 1999. This plan, as amended, reserved up to 5,500,000 shares of the Company’s common stock for issuance under the plan to key employees (excluding elected officers). Options granted are nonqualified stock options and the grant price is the fair market value of the Company’s stock on the date of grant. Options vest in equal installments over a four-year period. Options expire no later than the 10th anniversary from the date of grant. No option may be granted under the plan after December 16, 2009. Options outstanding under this plan are 3,298,682 as of December 31, 2003.

(2)

The Engelhard Corporation Employee Stock Option Plan was approved by the Company’s Board of Directors on March 9, 1993. No options may be granted after December 31, 1994 under this plan. This plan, as amended, reserves up to 2,812,500 shares of the Company’s common stock for issuance under the plan. This was a broad based stock option plan that generally provided for the granting to all employees (excluding collective bargained employees and employees eligible for grants under key employee stock option plans) of nonqualified stock options to purchase shares of the Company’s common stock based on the fair market value of the date of grant. Options vested in equal installments over a four-year period. Options expire no later than the 10th anniversary from the date of grant. Options outstanding under this plan are 18,306 as of December 31, 2003.

(3)

Includes a combined 1,447,199 shares available under the Key Employee Stock Bonus Plan and the Stock Bonus Plan for Non-Employee Directors, both of which are restricted share programs. In addition, includes 97,104 phantom stock units available for grant under the Engelhard Corporation Deferred Stock Plan for Non-Employee Directors. The Engelhard Corporation 2002 Long Term Incentive Compensation Plan permits the issuance of up to 500,000 restricted shares, restricted share units, performance shares, performance units and other share-based awards.

(4)

The Deferred Compensation Plan for Directors of Engelhard Corporation permits non-employee directors to defer director fees. The deferred fees may at the election of the director be applied towards the purchase of deferred stock units based on a then current market price of the Company’s common stock. The directors make an irrevocable election as to the timing of when these deferred stock units will be converted into shares of the Company’s common stock. This plan, although approved by shareholders, did not provide a maximum number of shares to be issued under the plan. The Company filed a registration statement during 1991 under the Securities Act of 1933, as amended, which registered 168,750 shares (adjusted for stock splits). As of December 31, 2003, 136,226 shares have been used against this registration leaving 32,524 available for future issuance. This amount is included in the shares available for future issuance in column c above.

(5)

Includes 70,765 phantom stock units granted under the Deferred Stock Plan for Non-Employee Directors. This also includes 104,516 phantom stock units granted under the Deferred Compensation Plan for Directors.

(6)

The weighted average exercise price of outstanding options, warrants and rights excludes phantom stock units discussed in item (5) above. These shares have already been earned by the participant and as such have no exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information concerning certain transactions is included under the caption “Certain Transactions” of the Proxy Statement for the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Information concerning certain transactions is included under the caption “Independent Public Accountants” of the Proxy Statement for the 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Exhibits			Pages

(a)	(1)	Financial Statements and Schedules

		Reports of Independent Auditors	66-67

		Consolidated Statements of Earnings for each of the three years in the period ended December 31, 2003	29

		Consolidated Balance Sheets at December 31, 2003 and 2002	30

		Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003	31

		Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2003	32

		Notes to Consolidated Financial Statements	33-65

	(2)	Financial Statement Schedules

Consolidated financial statement schedules not filed herein have been omitted either because they are not applicable or the required information is shown in the Notes to Consolidated Financial Statements in this Form 10-K.

(b)	(1)

In report on Form 8-K furnished with the Securities and Exchange Commission (SEC) on October 23, 2003, the Company reported that it furnished its earnings release with the SEC for the third quarter of 2003.

			*

Exhibits

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

			*

* Incorporated by reference as indicated

Exhibits			Pages

(3)	(e)	By-laws of the Company as amended June 12, 1997 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 13, 1997).	*

(3)	(f)	Article II of the By-laws of the Company as amended December 17, 1998 (incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on January 29, 1999).	*

(3)	(g)

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

*

(10)	(c)	Employment agreement for Barry W. Perry, effective August 2, 2001 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001).	*

(10)	(d)	Amendment to Employment Agreement for Barry W. Perry, effective February 13, 2002 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 21, 2002).	*

(10)	(e)	2002 Share Performance Incentive Plan for Barry W. Perry, effective May 2, 2002 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002).	*

(10)	(f)	2003 Share Performance Incentive Plan for Barry W. Perry, effective January 1, 2003 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).	*

(10)	(g)	Five-Year Credit Agreement, dated as of May 11, 2001 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 21, 2002).	*

(10)	(h)	Amendment No. 1 to the Five-Year Credit Agreement, dated May 10, 2002 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).	*

* Incorporated by reference as indicated

Exhibits			Pages

(10)	(i)	Amendment No. 2 to the Five-Year Credit Agreement, dated May 8, 2003 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 8, 2003).	*

(10)	(j)	364-Day Credit Agreement (Amended and Restated), dated as of May 8, 2003 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 8, 2003).	*

(10)	(k)	Engelhard Corporation Form of Change in Control Agreement (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 13, 1998).	*

(10)	(l)

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

Engelhard Corporation Stock Option Plan of 1991 – conformed copy includes amendments through March 2002 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).

*

(10)	(o)

Engelhard Corporation Stock Option Plan of 1999 for Certain Key Employees (Non Section 16(b) Officers), effective February 1, 2001 – conformed copy includes amendments through March 2001 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).

*

(10)	(p)

Deferred Compensation Plan for Key Employees of Engelhard Corporation, effective August 1, 1985 – conformed copy includes amendments through October 2001 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).

*

(10)	(q)

Deferred Compensation Plan for Directors of Engelhard Corporation, as restated as of May 7, 1987 - conformed copy includes amendments through December 2002 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).

*

(10)	(r)

Key Employees Stock Bonus Plan of Engelhard Corporation, effective July 1, 1986 - conformed copy includes amendments through March 2002 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).

*

(10)	(s)

Stock Bonus Plan for Non-Employee Directors of Engelhard Corporation, effective July 1, 1986 - conformed copy includes amendments through October 1998 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).

*

* Incorporated by reference as indicated

Exhibits			Pages

(10)	(t)

Engelhard Corporation Directors and Executives Deferred Compensation Plan (1986-1989) - conformed copy includes amendments through December 2001 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).

*

(10)	(u)

Engelhard Corporation Directors and Executives Deferred Compensation Plan (1990-1993) - conformed copy includes amendments through December 2001 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).

*

(10)	(v)

Retirement Plan for Directors of Engelhard Corporation, effective January 1, 1985 - conformed copy includes amendments through April 2000 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).

*

(10)	(w)

Supplemental Retirement Program of Engelhard Corporation as amended and restated, effective January 1, 1989 - conformed copy includes amendments through February 2001 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).

*

(10)	(w)	Supplemental Retirement Trust Agreement, effective April 2002 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).	*

(10)	(y)

Engelhard Corporation Directors Stock Option Plan as amended and restated, effective May 4, 1995 – conformed copy includes amendments through March 2001 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).

*

(10)	(z)

Engelhard Corporation Employee Stock Option Plan as amended and restated, effective May 4, 1995 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).

*

(10)	(aa)

Engelhard Corporation Deferred Stock Plan for Non-Employee Directors - conformed copy includes amendments made through December 2002 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).

*

(10)	(bb)

Amendment to the Supplemental Retirement Program of Engelhard Corporation, effective as of October 2, 2003 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 13, 2003).

*

(10)	(cc)	2004 Share Performance Incentive Plan for Barry W. Perry, effective February 12, 2004.	79 – 81

(10)	(dd)

Instruments with respect to other long-term debt of Engelhard and its consolidated subsidiaries are omitted pursuant to Item 601 (b) (4) (iii) of Regulation S-K since the amount of debt authorized under each such omitted instrument does not exceed 10 percent of the total assets of Engelhard and its subsidiaries on a consolidated basis. Engelhard hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

* Incorporated by reference as indicated.

Exhibits		Pages

(12)	Computation of the Ratio of Earnings to Fixed Charges.	82

(21)	Subsidiaries of the Registrant.	83-84

(23)	Consent of Independent Auditors.	85

(24)	Powers of Attorney.	86-91

(31)(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	92

(31)(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	93

(32)	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. This certification accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.	94

* Incorporated by reference as indicated.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Iselin, New Jersey on the 11th day of March 2004.

Engelhard Corporation

Registrant

/s/Barry W. Perry

Barry W. Perry
(Chairman and Chief Executive Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry W. Perry	Chairman and Chief Executive Officer & Director (Principal Executive Officer)	March 11, 2004

Barry W. Perry

/s/ Michael A. Sperduto	Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2004

Michael A. Sperduto

/s/ Alan J. Shaw	Controller (Principal Accounting Officer)	March 11, 2004

Alan J. Shaw

*	Director	March 4, 2004

Marion H. Antonini

*	Director	March 4, 2004

James V. Napier

*	Director	March 4, 2004

Norma T. Pace

*	Director	March 4, 2004

Henry R. Slack

Signature	Title	Date

*	Director	March 4, 2004

Douglas G. Watson

*	Director	March 4, 2004

David L. Burner

*	By this signature below, Arthur A. Dornbusch, II has signed this Form 10-K as attorney-in-fact for each person indicated by an asterisk pursuant to duly executed powers of attorney filed with the Securities and Exchange Commission included herein as Exhibit 24.

/s/ Arthur A. Dornbusch, II	March 11, 2004

Arthur A. Dornbusch, II

EXHIBIT (10) (cc)

2004 Share Performance Incentive Plan

1. Provided the conditions set forth in Section 2 or Section 4 below are met, a cash bonus shall be awarded to Barry W. Perry (the “Employee”) on the terms and subject to the conditions set forth herein.

2. Except as otherwise set forth in Section 4 below, in order for a bonus award to be made to the Employee hereunder, the following conditions must be satisfied: (a) the average closing price per share of the Company's common stock on the New York Stock Exchange for the period from January 1, 2004 through December 31, 2004 (the “Award Period”), computed by averaging the closing price on each day on which the New York Stock Exchange was open for trading during the Award Period (the “Average Share Price”), must exceed $32.00; (b) the Return on the Company's common stock for the Award Period must exceed the Return on the S&P All Chemicals Index (except as discussed below, as constituted for purposes of the Company's proxy statement) for the Award Period, and for all purposes of this Plan, (x) Return shall be computed based on share price without regard to dividends, (y) Return on the Company's common stock for the Award Period shall mean (Average Share Price during Award Period less closing price per share of the Company common stock on December 31, 2003) divided by the closing price per share of Company common stock on December 31 2003, and (z) Return on the S&P All Chemicals Index for the Award Period shall mean the average, weighted on the basis of market capitalization on December 31, 2003, of the Return of each company constituting such index, where each such Return is the average closing share price of the applicable company during the Award Period less the closing price per share of the applicable company on December 31, 2003) divided by the closing price per share of the applicable company on December 31, 2003; and (c) the Employee must be actively employed as the Chairman and Chief Executive Officer of the Company on January 3, 2005. If the composition of the S&P All Chemicals Index changes during the Award Period, the Return on the shares of the constituent companies shall be taken into account for the period during which they are included in the S&P All Chemicals Index with appropriate adjustments to the weighting of such Returns, all as determined reasonably and in good faith by the Company subject to the review of the Compensation Committee of the Company's Board of Directors.

3. If the conditions set forth in Section 2 above are met, the amount of the bonus award granted to the Employee shall be computed by first determining the excess of the Return on the Company's common stock for the Award Period over the Return on the S&P All Chemicals Index for the Award Period (the “Excess Total Return Percentage”). The amount of the bonus will then be determined by multiplying the number of shares of issued and outstanding Company common stock on December 31, 2003 by the closing price per share on such date and then multiplying that product by 0.0033 times the Excess Total Return Percentage (stated as a decimal).

4. If the average closing price per share of the Company's common stock for the last twenty trading days of calendar year 2004 exceeds $34.50 [115% of the average closing price per share, $30.005, of the Company’s common stock for the last twenty trading days of calendar year 2003], then a bonus award shall be granted to the Employee under this 2004 Share Performance Incentive Plan in an amount equal to $750,000, or if greater, the amount determined pursuant to Section 3. For the avoidance of doubt, any bonus award in the amount of $750,000 granted pursuant to this Section 4 shall not be in addition to any amount granted pursuant to Section 3 above, and it is intended that any award granted under this 2004 Share Performance Incentive Plan shall be the higher of the amount, if any, determined under either Section 3 or Section 4 hereof.

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

6. Any bonus award granted hereunder will be credited to an account for the Employee as of January 3, 2005, and it will be increased by an interest factor from the date of grant through the date of payment. The interest rate utilized to calculate such increase shall be set monthly and shall be equal to 120% of the long-term federal rate, compounded monthly (within the meaning of Section 1274(d) of the Internal Revenue Code of 1986, as amended) as in effect for the month for which interest is being computed. Any such award (together with interest on the award) will vest in three equal annual installments, beginning on the first anniversary of the date of grant. The award shall be payable as set forth in Sections 8 and 9 below.

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

11. This 2004 Share Performance Incentive Plan shall be an unfunded incentive compensation arrangement. Nothing contained herein, and no action taken pursuant hereto, shall create or be construed to create a trust of any kind. The Employee's right to receive payments hereunder shall not be transferable (other than by will or the laws of descent and distribution) and shall be no greater than the right of an unsecured general creditor of the Company. All amounts payable hereunder shall be paid from the general funds of the Company.

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

13. This 2004 Share Performance Incentive Plan shall be interpreted, construed and administered in accordance with the laws of the state of New Jersey, without giving effect to principles of conflict of laws thereof.

14. The Company shall deduct from any amount payable hereunder the amount of any taxes required to be withheld by any governmental authority.

EXHIBIT (12)

ENGELHARD CORPORATION
COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
(Dollars in Millions)

	Years Ended December 31,

	2003	2002	2001	2000	1999

Earnings from continuing operations before provision for income taxes and cumulative effect of an accounting change	$300.6	$237.9	$305.2	$245.7	$284.1

Add/(deduct)

Portion of rents representative of the interest factor	11.9	11.6	8.4	8.8	7.0

Interest on indebtedness	24.3	27.4	47.3	64.8	69.2

Equity dividends	5.0	3.9	4.2	4.4	2.4

Equity in (earnings) losses of affiliates	(39.4)	(16.2)	(29.1)	(24.2)	(16.3)

Earnings, as adjusted	$302.4	$264.6	$336.0	$299.5	$346.4

Fixed Charges

Portion of rents representative of the interest factor	$11.9	$11.6	$8.4	$8.8	$7.0

Interest on indebtedness	24.3	27.4	47.3	64.8	69.2

Capitalized interest	3.0	3.0	3.0	3.9	2.6

Fixed charges	$39.2	$42.0	$58.7	$77.5	$78.8

Ratio of Earnings to Fixed Charges	7.71	6.30	5.72	3.86	4.40

EXHIBIT (21)

Subsidiaries of the Registrant

Name of Subsidiary/Affiliate	Jurisdiction Under Which Incorporated or Organized

Engelhard Industries De Argentina S.A.	Argentina
Engelhard Belgium BVBA	Belgium
Engelhard Industries S.A.	Belgium
Engelhard Do Brasil Industria E Commercio LTDA	Brazil
Engelhard (BVI) Corporation	British Virgin Islands
Engelhard Canada, ULC	Canada
Engelhard Industries International, Ltd.	Canada
Engelhard International Holdings Company	Cayman Islands
Shanghai Engelhard Sinopec Environmental Technologies Ltd	China
Engelhard (Shanghai) Co. Ltd.	China
Engelhard Performance Technologies (Shanxi) Co., Ltd.	China
Engelhard Industries A/S	Denmark
Engelhard Industries OY	Finland
Engelhard Pigments OY	Finland
Engelhard-CLAL SAS	France
Engelhard S.A.	France
Engelhard France SARL	France
Engelhard Holdings GmbH	Germany
Engelhard Process Chemicals GmbH	Germany
Engelhard Technologies GmbH	Germany
Engelhard Asia Pacific (China) Ltd.	Hong Kong
Engelhard Industries (Asia) Limited	Hong Kong
Engelhard Asia Pacific Mauritius Limited	India
Engelhard Asia Pacific India Private Limited	India
Engelhard Highland Private Limited	India
Engelhard Environmental Systems India Ltd	India
Engelhard Italiana S.P.A.	Italy
Engelhard Srl	Italy
Engelhard Metals Japan, Ltd.	Japan
NE Chemcat Corporation	Japan
Engelhard Asia Pacific (Korea) Ltd.	Korea
Engelhard Luxembourg Sarl	Luxembourg
Engelhard Mexicana S.A. de C.V.	Mexico
Engelhard Industries De Mexico S.A.	Mexico
Engelhard De Meern, B.V.	The Netherlands
Engelhard Investment Europe B.V.	The Netherlands
Engelhard Netherlands, B.V.	The Netherlands
Engelhard Pigments and Additives Europe, B.V.	The Netherlands
Engelhard Terneuzen, B.V.	The Netherlands
H. Drijfhout & Zoon’s Edelmetaalbedrijen B.V.	The Netherlands
Engelhard Peru S.A.	Peru
Engelhard South Africa Proprietary, Ltd.	South Africa
Heesung-Engelhard	South Korea
Catalyst Center - Tarragona, S.L.	Spain
Engelhard Arganda SL	Spain
ECT Environmental Technologies AB	Sweden
Engelhard Metals A.G.	Switzerland
Engelhard Chemcat (Thailand) Ltd.	Thailand
Mearl Uluslarakasi Kimyevi	Turkey

Name of Subsidiary/Affiliate	Jurisdiction Under Which Incorporated or Organized

Engelhard Europe Finance Limited	United Kingdom
Engelhard International, Ltd.	United Kingdom
Engelhard Limited	United Kingdom
Engelhard Metals, Ltd.	United Kingdom
Engelhard Pension Trustees Limited	United Kingdom
Engelhard Sales, Ltd.	United Kingdom
Engelhard Technologies, Ltd.	United Kingdom
Engelhard Trustee Co. Ltd.	United Kingdom
The Sheffield Smelting Co., Ltd.	United Kingdom
Engelhard Engineered Materials Limited	United Kingdom
Engelhard European Holdings Limited	United Kingdom
Engelhard Export Corporation	U.S. Virgin Islands
Corporacion Engelhard De Venezuela, C.A.	Venezuela
Engelhard West, Inc.	California
Engelhard Metals Holding Corp.	California
EC Delaware Incorporated	Delaware
Engelhard Asia Pacific, Inc.	Delaware
Engelhard C Cubed Corporation	Delaware
Engelhard DT, Inc.	Delaware
Engelhard EM Holding Company	Delaware
Engelhard Energy Corporation	Delaware
Engelhard Equity Corporation	Delaware
Engelhard Financial Corporation	Delaware
Engelhard Metal Plating Inc.	Delaware
Engelhard Pollution Control, Inc.	Delaware
Engelhard Power Marketing, Inc.	Delaware
Engelhard Strategic Investments Incorporated	Delaware
Engelhard Supply Corporation	Delaware
Mustang Property Corporation	Delaware
Mearl, LLC	Delaware
Engelhard-CLAL, L.P.	Delaware
Engelhard Hexcore, L.P.	Delaware
Engelhard PM, L.P.	Delaware
Prodrive-Engelhard, LLC.	Michigan
Harshaw Chemical Company	New Jersey
CTN Assurance Company	Vermont

The names of other subsidiaries have been omitted since such subsidiaries, if considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as that term is defined in Rule 12b-2 (17 CFR 240.12b-2) promulgated under the Securities Exchange Act of 1934.

EXHIBIT (23)

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in Registration Statement Form S-3 (File No. 333-59719) and Form S-8 (File Nos. 2-72830, 2-81559, 2-84477, 2-89747, 33-28540, 33-37724, 33-40365, 33-40338, 33-43934, 33-65990, 333-02643, 333-71439, 333-39570, 333-71856 and 333-88424) of Engelhard Corporation and Subsidiaries of our report dated February 2, 2004, with respect to the consolidated financial statements of Engelhard Corporation and Subsidiaries included in this Annual Report (Form 10-K) for the year ended December 31, 2003.

/s/ Ernst & Young LLP

Ernst & Young LLP

MetroPark, New Jersey
March 10, 2004

EXHIBIT (24)

ENGELHARD CORPORATION

Form 10-K
Power of Attorney

          WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

          IN WITNESS WHEREOF, the undersigned has executed this instrument on March 4, 2004.

/s/ Marion H. Antonini

Marion H. Antonini

ENGELHARD CORPORATION

Form 10-K
Power of Attorney

          WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

          IN WITNESS WHEREOF, the undersigned has executed this instrument on March 4, 2004.

/s/ James V. Napier

James V. Napier

ENGELHARD CORPORATION

Form 10-K
Power of Attorney

          WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

          IN WITNESS WHEREOF, the undersigned has executed this instrument on March 4, 2004.

/s/ Norma T. Pace

Norma T. Pace

ENGELHARD CORPORATION

Form 10-K
Power of Attorney

          WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

          IN WITNESS WHEREOF, the undersigned has executed this instrument on March 4, 2004.

/s/ Henry R. Slack

Henry R. Slack

ENGELHARD CORPORATION

Form 10-K
Power of Attorney

          WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

          IN WITNESS WHEREOF, the undersigned has executed this instrument on March 4, 2004.

/s/ Douglas G. Watson

Douglas G. Watson

ENGELHARD CORPORATION

Form 10-K
Power of Attorney

          WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

          IN WITNESS WHEREOF, the undersigned has executed this instrument on March 4, 2004.

/s/ David L. Burner

David L. Burner

EXHIBIT (31)(a)

Rule 13a-14(a)/15d-14(a)
Certification of Chief Executive Officer

I, Barry W. Perry, Chairman and Chief Executive Officer of Engelhard Corporation (the “Company”), certify that:

1.	I have reviewed this annual report on Form 10-K of the Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

Date:	March 11, 2004	/s/ Barry W. Perry

Barry W. Perry Chairman and Chief Executive Officer

EXHIBIT (31)(b)

Rule 13a-14(a)/15d-14(a)
Certification of Chief Financial Officer

I, Michael A. Sperduto, Vice President and Chief Financial Officer of Engelhard Corporation (the “Company”), certify that:

1.	I have reviewed this annual report on Form 10-K of the Company;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

Date:	March 11, 2004	/s/ Michael A. Sperduto

Michael A. Sperduto Vice President and Chief Financial Officer

EXHIBIT (32)

Certification Accompanying Periodic Report
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. Section 1350)

          The undersigned, Barry W. Perry, Chairman and Chief Executive Officer of Engelhard Corporation (the “Company”), and Michael A. Sperduto, Vice President and Chief Financial Officer of the Company, each hereby certifies that the Annual Report of the Company on Form 10-K for the period ended December 31, 2003 (the “Report”) (1) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

Date:	March 11, 2004	/s/ Barry W. Perry

Barry W. Perry Chairman and Chief Executive Officer

Date:	March 11, 2004	/s/ Michael A. Sperduto

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