Form 10-Q
period 2004-03-31
ENGELHARD CORP
filed 2004-05-07
CIK 352947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at April 30, 2004

$1 par value	124,268,423

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ENGELHARD CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Thousands, except per-share data) (Unaudited)

	Three Months Ended March 31,
	2004	2003
Net sales	$1,040,032	$830,439
Cost of sales	880,676	680,878

Gross profit	159,356	149,561
Selling, administrative and other expenses	94,849	92,169
Special credit, net	—	(19,780)

Operating earnings	64,507	77,172
Equity in earnings of affiliates	4,939	5,637
Interest income	966	592
Interest expense	(5,872)	(6,149)

Earnings before income taxes	64,540	77,252
Income tax expense	14,199	18,317

Net earnings before cumulative effect of
a change in accounting principle, net
of tax	50,341	58,935
Cumulative effect of a change in accounting
principle, net of tax of $1,390	—	(2,269)

Net earnings	$50,341	$56,666

Earnings per share - basic:
Earnings before cumulative effect of a
change in accounting principle	$0.41	$0.46
Cumulative effect of a change in
accounting principle, net of tax	—	(0.02)

Earnings per share - basic	$0.41	$0.44

Earnings per share - diluted:
Earnings before cumulative effect of a
change in accounting principle	$0.40	$0.46
Cumulative effect of a change in
accounting principle, net of tax	—	(0.02)

Earnings per share - diluted	$0.40	$0.44

Cash dividends paid per share	$0.11	$0.10

Average number of shares outstanding - basic	124,157	126,882

Average number of shares outstanding - diluted	126,468	128,121

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements 2

ENGELHARD CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands) (Unaudited)

	March 31, 2004	December 31, 2003
Cash	$50,838	$87,889
Receivables, net	430,746	400,043
Committed metal positions	379,654	350,163
Inventories	439,877	442,787
Other current assets	114,188	112,678

Total current assets	1,415,303	1,393,560
Investments	165,647	158,664
Property, plant and equipment, net	872,734	880,822
Goodwill	274,958	275,121
Other intangible and noncurrent assets	221,632	224,836

Total assets	$2,950,274	$2,933,003

Short-term borrowings	$45,696	$68,275
Accounts payable	278,848	296,979
Hedged metal obligations	348,893	295,821
Other current liabilities	276,717	286,940

Total current liabilities	950,154	948,015
Long-term debt	398,286	390,565
Other noncurrent liabilities	304,805	309,024
Shareholders’ equity	1,297,029	1,285,399

Total liabilities and shareholders’ equity	$2,950,274	$2,933,003

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements 3

ENGELHARD CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands) (Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net earnings	$50,341	$56,666
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and depletion	31,016	31,202
Amortization of intangible assets	933	810
Equity results, net of dividends	(3,418)	(5,637)
Net change in assets and liabilities:
Materials Services related	(41,700)	(60,286)
All other	(23,173)	10,786

Net cash provided by operating activities	13,999	33,541

Cash flows from investing activities
Capital expenditures	(21,918)	(15,384)
Proceeds from investments	1,988	6,611

Net cash used in investing activities	(19,930)	(8,773)

Cash flows from financing activities
Proceeds from short-term borrowings	—	108,014
Repayment of short-term borrowings	(22,579)	(80,513)
Increase in hedged metal obligations	30,000	61,850
Proceeds/(repayment) of long-term debt	7,720	(111)
Purchase of treasury stock	(39,669)	(23,805)
Cash from exercise of stock options	7,264	2,635
Dividends paid	(13,670)	(12,734)

Net cash (used in)/provided by financing activities	(30,934)	55,336
Effect of exchange rate changes on cash	(186)	1,468

Net (decrease)/increase in cash	(37,051)	81,572
Cash at beginning of year	87,889	48,246

Cash at end of period	$50,838	$129,818

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements 4

ENGELHARD CORPORATION BUSINESS SEGMENT INFORMATION (Thousands) (Unaudited)

	Three Months Ended March 31,
	2004	2003
Net Sales
Environmental Technologies	$238,437	$213,540
Process Technologies	132,219	118,520
Appearance and Performance Technologies	166,293	159,196

Technology segments	536,949	491,256
Materials Services	491,099	328,957
All other	11,984	10,226

Total net sales	$1,040,032	$830,439

Operating Earnings
Environmental Technologies	$36,989	$24,577
Process Technologies	16,296	13,520
Appearance and Performance Technologies	15,051	18,583

Technology segments	68,336	56,680
Materials Services	3,367	4,453
All other	(7,196)	16,039

Total operating earnings	64,507	77,172
Equity in earnings of affiliates	4,939	5,637
Interest income	966	592
Interest expense	(5,872)	(6,149)

Earnings before income taxes	64,540	77,252
Income tax expense	14,199	18,317

Net earnings before cumulative effect of
a change in accounting principle, net
of tax	50,341	58,935
Cumulative effect of a change in accounting
principle, net of tax of $1,390	—	(2,269)

Net earnings	$50,341	$56,666

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements 5

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation

        The unaudited condensed consolidated financial statements of Engelhard Corporation and subsidiaries (the “Company”) contain all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 — Special Charges and Credits

        In the first quarter of 2003, the Company entered into a settlement agreement, releasing a claim the Company had brought against Research Corporation and Research Corporation Technologies in exchange for payment of $38.0 million. Accordingly, the Company recorded a gain of $28.4 million ($17.6 million after tax) in the first quarter of 2003, net of legal fees and the portion of the settlement related to future royalties. This gain was included in the Company’s “All Other” category and in the “Special credit, net” line in the “Condensed Consolidated Statements of Earnings.” By way of background, on October 29, 2002, a jury in the New York County Supreme Court had awarded the Company $29.8 million in damages, plus interest, in a breach of contract action the Company had brought against Research Corporation and Research Corporation Technologies in 1998. The jury found that the defendants did not share with the Company all of the royalties to which the Company was entitled under a royalty-sharing agreement it entered into with Research Corporation in 1979.

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

        In the Environmental Technologies segment, the charge of $5.3 million primarily relates to the closure of the segment’s Coleford, United Kingdom plant ($2.8 million) and employee severance costs related to productivity initiatives ($2.5 million). The employee severance charges included an actual reduction of 96 salaried and 8 hourly employees. As a result of closing this plant, the segment will outsource the canning operations associated with this business. The closure resulted in an impairment charge of $1.5 million to write down fixed assets and other exit-related costs of $1.3 million.

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

        The actions undertaken by the Company in relation to these special charges are substantially complete.

Note 3 — Accounting for Asset Retirement Obligations

        The Company’s asset retirement obligations primarily relate to kaolin mining operations of its Appearance and Performance Technologies segment. In order to provide kaolin-based products to the Company’s customers and the Process Technologies segment, the Company engages in kaolin mining operations. The kaolin mining process includes exploration, topsoil and overburden removal, extraction of kaolin and the subsequent reclamation of mined areas. The Company has a legal obligation to reclaim mined areas under state regulations. Prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 143, the Company expensed reclamation costs as the mined areas were reclaimed.

        At January 1, 2003, the Company recognized transition amounts for existing asset retirement obligation liabilities, associated capitalizable costs and accumulated depreciation. A transition charge of $3.7 million ($2.3 million after tax or $0.02 per share on a diluted basis) was recorded on January 1, 2003 as the cumulative effect of an accounting change.

        The following table represents the change in the Company’s asset retirement obligation liability (in millions):

	March 31, 2004	March 31, 2003
Balance at beginning of year	$10.5	$—
Liability recognized in transition	—	7.1
Accretion expense	0.2	0.1
Payments	(0.2)	—

Asset retirement obligation at end of period	$10.5	$7.2

Note 4 — Inventories

Inventories consist of the following (in millions):

	March 31, 2004	December 31, 2003
Raw materials	$125.8	$121.3
Work in process	48.7	48.1
Finished goods	248.5	256.2
Precious metals	16.9	17.2

Total inventories	$439.9	$442.8

        The majority of the Company’s physical metal is carried in the committed metal positions line on the balance sheet at fair value with the remainder carried in the inventory line at historical cost. The inventory portion of precious metals is stated at LIFO cost. The market value of the precious metals recorded at LIFO exceeded cost by $76.7 million and $52.8 million at March 31, 2004 and December 31, 2003, respectively.

        In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms. Metals held for the accounts of customers and suppliers are not reflected in the Company’s financial statements.

Note 5 — Comprehensive Income

Comprehensive income is summarized as follows (in millions):

	Three Months Ended March 31,
	2004	2003
Net earnings	$50.3	$56.7
Other comprehensive income/(loss):
Foreign currency translation adjustment	0.5	11.5
Cash flow derivative adjustment, net of tax	1.4	0.1
Investment adjustment, net of tax	(0.3)	—

Comprehensive income	$51.9	$68.3

        The foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. entities.

Note 6 — Earnings Per Share

        SFAS No. 128 “Earnings Per Share” specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share (EPS). The following table represents the computation of basic and diluted EPS as required by SFAS No. 128:

	Three Months Ended March 31,
(in millions, except per-share data):	2004	2003
Basic EPS Computation
Net earnings applicable to common shares	$50.3	$56.7

Average number of shares outstanding - basic	124.2	126.9

Basic earnings per share	$0.41	$0.44

Diluted EPS Computation
Net earnings applicable to common shares	$50.3	$56.7

Average number of shares outstanding - basic	124.2	126.9
Effect of dilutive stock options and other incentives	2.3	1.2

Average number of shares outstanding - diluted	126.5	128.1

Diluted earnings per share	$0.40	$0.44

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

        The Company documents all relationships between derivative hedging instruments and items impacted by cash flow hedges at the time the hedges are initiated, as well as its risk-management strategies for entering into various hedge transactions. For the three-month periods ended March 31, 2004 and 2003, there was no gain or loss recognized in earnings resulting from hedge ineffectiveness.

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

Commodity Contracts

        The Company enters into contracts that are designated as cash flow hedges to protect a portion of its exposure to movements in certain commodity prices. These contracts primarily relate to derivatives designated as natural gas and nickel cash flow hedges. The ultimate maturities of the contracts are timed to coincide with the expected usage of these commodities.

Interest Rate Derivatives

        The Company uses interest rate derivatives that are designated as fair value hedges to help achieve its fixed and floating rate debt objectives. The Company currently has two interest rate swap agreements with a total notional value of $100 million maturing in August 2006 and three interest rate swap agreements with a total notional value of $150 million maturing in May 2013. These agreements effectively change fixed rate debt obligations into floating rate debt obligations. The total notional values and maturity dates of these agreements are equal to the face values and the maturity dates of the related debt instruments. For these fair value hedges, there was no gain or loss recognized from hedged firm commitments no longer qualifying as fair value hedges for the three-month periods ended March 31, 2004 and 2003.

        In March 2004, the Company entered into an additional interest rate derivative contract. This derivative, referred to as a Forward-Rate Agreement (FRA), economically hedged our interest rate exposure for the May 15, 2004 LIBOR rate reset under a pre-existing interest rate swap agreement. This FRA is marked-to-market with the gain/loss being reflected in earnings.

Note 8 — Guarantees and Warranties

        In the normal course of business, the Company incurs obligations with regard to contract completion and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit. At March 31, 2004, the aggregate outstanding amount of letters of credit supporting such obligations amounted to $124.5 million, of which $116.5 million will expire in less than one year, $7.8 million will expire in two to three years, $0.1 million will expire in four to five years and $0.1 million will expire after five years. In the opinion of management, such obligations will not significantly affect the Company’s financial position or results of operations as the Company anticipates fulfilling its performance obligations.

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

        The change in the Company’s product warranty reserves is as follows (in millions):

	March 31, 2004	March 31, 2003
Balance at beginning of year	$10.0	$11.1
Payments	(1.4)	(2.4)
Provision	2.8	0.5

Balance at end of period	$11.4	$9.2

Note 9 — Goodwill and Other Intangible Assets

        Identifiable intangible assets, such as patents and trademarks, are amortized using the straight-line method over their estimated useful lives. Goodwill and other intangible assets that have indefinite useful lives are not amortized, but are tested for impairment based on the specific guidance of SFAS No. 142, “Goodwill and Other Intangible Assets.”

        The following information relates to acquired amortizable intangible assets (in millions):

	As of March 31, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Amortizable Intangible Assets
Usage rights	$ 20.2	$ 4.7	$ 20.7	$ 4.5
Supply agreements	17.6	5.0	17.9	4.7
Technology licenses	8.6	2.8	8.6	2.6
Other	3.6	2.1	3.7	2.1

Total	$ 50.0	$ 14.6	$ 50.9	$ 13.9

        Total accumulated amortization for goodwill and other intangible assets amounted to $81.1 million and $80.2 million at March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004, the estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Estimated Annual Amortization Expense:
2004	$ 3.7
2005	3.7
2006	3.6
2007	3.5
2008	3.5

10

The following table represents the changes in the carrying amount of goodwill for the three-month period ended March 31, 2004 (in millions):

	Environmental Technologies	Process Technologies	Appearance & Performance Technologies	All Other	Total
Balance as of January 1, 2004	$ 13.7	$ 107.5	$ 153.4	$ 0.5	$ 275.1
Foreign currency translation adjustment	—	0.1	0.4	—	0.5
Other	—	—	(0.7)	—	(0.7)

Balance as of March 31, 2004	$ 13.7	$ 107.6	$ 153.1	$ 0.5	$ 274.9

Note 10 — Committed Metal Positions and Hedged Metal Obligations

        Both spot metal positions and derivative instruments are stated at fair value. Fair value is based on relevant published market prices. The following table sets forth the Company’s unhedged metal positions included in committed metal positions on the Company’s “Condensed Consolidated Balance Sheets”:

Metal Positions Information (in millions):

	March 31, 2004		December 31, 2003
	Net Position	Value	Net Position	Value
Platinum group metals	Long	$ 18.4	Long	$ 10.1
Gold	Long	1.7	Long	0.7
Silver	Short	0.4	Short	0.6
Base metals	Long	8.4	Long	2.0

Total unhedged metal positions		$ 28.9		$ 13.4

        Committed metal positions may include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined. As of March 31, 2004, all such contracts have been final priced and substantially settled.

        Derivative metal and foreign currency instruments are used to hedge metal positions and obligations. As of March 31, 2004, approximately 98% of these instruments have settlement terms of less than one year, with the remaining instruments expected to settle within 36 months. These derivative metal and foreign currency instruments consist of the following:

Metal Hedging Instruments (in millions):

	March 31, 2004		December 31, 2003
	Buy	Sell	Buy	Sell
Metal forwards/futures	$764.0	$703.8	$848.4	$719.4
Eurodollar futures	30.8	104.9	43.1	127.4
Swaps	17.6	5.3	19.7	5.4
Options	43.3	—	33.6	14.6
Foreign exchange forwards/futures - Japanese yen	—	119.6	—	97.3
Foreign exchange forwards/futures - Euro	—	23.3	—	37.9
Foreign exchange forwards/futures - Other	3.7	—	3.4	—

11

Note 11 — New Accounting Pronouncements

        In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” an amendment of FASB statements No. 87, 88 and 106. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement and recognition of those plans required by FASB Statements No. 87, 88 and 106. This Statement retains the disclosure requirements contained in the original Statement No. 132. It requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit plans and other defined benefit postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003, except for the disclosure of estimated future benefit payments and information about foreign plans which is effective for fiscal years ending after June 15, 2004. The interim-period disclosures required by this statement are effective for interim periods beginning after December 15, 2003. The Company adopted this statement in December 2003 and has incorporated the required quarterly disclosure provisions that are effective as of March 31, 2004 into these consolidated financial statements (see Note 13, “Benefits”).

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

Note 12 — Stock Option and Bonus Plans

        The Company has several long-term incentive compensation plans that allow for the granting of stock options to employees. Had compensation cost for the Company’s stock option plans been determined based on the fair value at grant date consistent with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” the Company’s net earnings and earnings per share would have been as follows:

Pro Forma Information	Three Months Ended March 31,
(in millions, except per-share data):	2004	2003
Net earnings - as reported	$50.3	$56.7
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of tax	(2.3)	(1.4)

Net earnings - pro forma	$48.0	$55.3

Earnings Per Share:
Basic earnings per share - as reported	$0.41	$0.44
Basic earnings per share - pro forma	0.39	0.43
Diluted earnings per share - as reported	0.40	0.44
Diluted earnings per share - pro forma	0.38	0.43

12

Note 13 — Benefits

        The Company has domestic and foreign pension plans covering substantially all employees. The Company also provides post-employment and post-retirement benefits to certain eligible employees. The components of net periodic benefit cost for the three-month periods ended March 31, 2004 and 2003 are shown in the following table:

Net Periodic Benefit Cost (in millions):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$5.5	$4.6	$0.9	$0.9
Interest cost	9.5	8.6	2.4	2.4
Expected return on plan assets	(12.1)	(10.5)	—	—
Amortization of prior service cost	0.8	0.5	(0.6)	(1.5)
Recognized actuarial loss	2.7	2.1	0.5	0.2

Net periodic benefit cost	$6.4	$5.3	$3.2	$2.0

        The Company does not anticipate any changes to the pension contribution amounts that were previously disclosed in the Company’s 2003 Form 10-K.

Note 14 — Supplemental Information

        The following table presents certain supplementary information to the Company’s “Condensed Consolidated Statements of Cash Flows”:

Supplementary Cash Flow Information (in millions):

	Three Months Ended March 31,
	2004	2003
Materials Services related:
Change in assets and liabilities - source/(use):
Receivables	$(3.0)	$3.8
Committed metal positions	(99.2)	(46.2)
Inventories	(0.1)	0.7
Other current assets	(0.2)	(0.7)
Other noncurrent assets	(0.2)	(0.4)
Accounts payable	65.0	(10.6)
Other current liabilities	(4.0)	(6.9)

Net cash flows from changes in assets and liabilities	$(41.7)	$(60.3)

All Other:
Change in assets and liabilities - source/(use):
Receivables	$(28.7)	$29.5
Inventories	2.0	(4.1)
Other current assets	2.6	7.2
Other noncurrent assets	0.8	2.5
Accounts payable	10.5	(33.9)
Other current liabilities	(5.9)	15.2
Noncurrent liabilities	(4.5)	(5.6)

Net cash flows from changes in assets and liabilities	$(23.2)	$10.8

13

Note 15 — Other Matters

        The Company is involved in a value-added tax dispute in Peru. Management believes the Company was targeted by corrupt officials within a former Peruvian government. On December 2, 1999, Engelhard Peru, S.A., a wholly-owned subsidiary, was denied refund claims of approximately $28 million. The Peruvian tax authority also determined that Engelhard Peru, S.A. is liable for approximately $63 million in refunds previously paid, fines and interest as of December 31, 1999. Interest and fines continue to accrue at rates established by Peruvian law. The Peruvian Tax Court ruled on February 11, 2003 that Engelhard Peru, S.A. was liable for these amounts, overruling precedent to apply a “form over substance” theory without any determination of fraudulent participation by Engelhard Peru, S.A. As part of its efforts to vigorously contest this determination, Engelhard Peru, S.A. filed a constitutional action against the Peruvian Tax agency and Tax Court. On May 3, 2004, the Judge in this action ruled that none of the findings of the Peruvian tax authorities were properly applicable to Engelhard Peru, S.A. based on several grounds, including improper use of a presumption of guilt with no actual proof of irregularity in the transactions of Engelhard Peru, S.A. The government of Peru has appealed this decision. Management believes, based on consultation with counsel, that Engelhard Peru, S.A. is entitled to all refunds claimed and is not liable for any additional taxes, fines or interest. In late October 2000, a criminal proceeding alleging tax fraud and forgery related to this value-added tax dispute was initiated against two Lima-based officials of Engelhard Peru, S.A. Although Engelhard Peru, S.A. is not a defendant, it may be civilly liable in Peru if its representatives are found responsible for criminal conduct. In its own investigation, and in detailed review of the materials presented in Peru, management has not seen any evidence of tax fraud by these officials. Accordingly, Engelhard Peru, S.A. is assisting in the vigorous defense of this proceeding. Management believes the maximum economic exposure is limited to the aggregate value of all assets of Engelhard Peru, S.A. That amount, which is approximately $30 million including unpaid refunds, has been fully provided for in the accounts of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

        The Company develops, manufactures and markets value-adding technologies based on surface and materials science for a wide spectrum of served markets. The Company also provides its technology segments, their customers and others with precious and base metals and related services. The Company’s businesses are organized into four reportable segments that are discussed individually below. Additional detailed descriptive material is included in “ITEM 1. BUSINESS” and “NOTE 19. BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA” in the Company’s 2003 Form 10-K. Comparative financial data is also given in Note 19 of the Company’s 2003 Form 10-K and on page 5 of this Form 10-Q.

        One of the strengths of the Company is that its segments serve diverse markets, which is important for assessing the variability of future cash flows. The following economic comments also provide a useful context for evaluating the Company’s performance: (1) worldwide auto builds continue to be relatively flat, albeit at fairly high levels – industry growth for auto-emission catalysts will benefit from tougher environmental regulation throughout the world over the next 5-10 years as well as developing economies, especially new Asian production; (2) more stringent diesel-emission regulations are being phased in, affording the Company additional opportunities for catalyst solutions; (3) worldwide petroleum refineries are operating close to capacity generating demand for the extra yields provided by Engelhard’s advanced fluid cracking catalysts and performance additives; (4) markets for effect pigments and colors in cosmetics, personal care, auto finishes and coatings have remained positive during the recent economic downturns and tend to be less cyclical; (5) although there are signs of recovery, the chemical industry continues to suffer from excess capacity related to recession lag and there has been no change in customers’ continued ability to delay large replacement catalyst orders and the related demand for platinum group metal refining services; (6) the coated, free-sheet paper market also has lagged the general economy and continues to suffer from overcapacity; and (7) margins related to the supply of metal to industrial customers are low because of changes in pricing and supply arrangements.

Comparison of the First Quarter of 2004
with the First Quarter of 2003

        Net earnings decreased to $50.3 million in the first quarter of 2004 compared with $56.7 million in the same period of 2003. Operating earnings for the first quarter of 2004 decreased 16% to $64.5 million from $77.2 million in the same period of 2003. Total Company operating results were mixed as higher operating earnings from the Environmental Technologies segment, principally due to increased diesel catalyst sales, and the Process Technologies segment, principally due to increased petroleum refining catalyst sales, were more than offset by lower operating earnings from the Appearance and Performance Technologies segment, principally due to lower sales to the paper market, the Materials Services segment and the All Other segment. In the first quarter of 2003, the Company recorded an after-tax transition charge of $2.3 million as a cumulative effect of an accounting change associated with the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.” Also, operating earnings for the first quarter of 2003 include restructuring charges totaling $8.7 million ($5.6 million after-tax) and a royalty settlement gain of $28.4 million ($17.6 million after-tax).

        The effective tax rate was 22.0% in the first quarter of 2004 compared with 23.0% in the same period of 2003. The lower rate was primarily the result of higher percentage depletion deductions, partially offset by a shift in the geographical mix of earnings. The World Trade Organization has ruled that the extraterritorial income (“ETI”) exclusion, which provides the Company with a tax benefit based on export sales, is a prohibited export subsidy. As a result, ETI rules are presently under reconsideration by Congress and the repeal of this benefit is likely. In fiscal year 2003, export benefits reduced the Company’s effective tax rate by approximately three percentage points. It is not possible to predict at this time the eventual outcome of this matter and the impact to the Company. However, if ETI is repealed and legislation that would result in comparable benefits is not enacted, the loss of the tax benefit to the Company could adversely impact the Company’s effective tax rate. The Company is regularly audited by the Internal Revenue Service (IRS) and the foreign and state tax authorities in the jurisdictions in which the Company does business. The IRS is currently examining the Company’s tax returns for 1998, 1999, and 2000. The Company expects to conclude the IRS audit sometime in the second or third quarter of 2004 and, at such time, it is possible that the Company will have an adjustment to its tax accruals.

        The Company’s share of equity earnings from affiliates was $4.9 million for the first quarter of 2004 compared with $5.6 million for the same period in 2003. The lower results were driven by higher operating costs incurred by Heesung – Engelhard. The strong 2003 earnings from the Company’s Engelhard-CLAL joint venture, subsequent to the first quarter, are not expected to recur, as the investment was substantially liquidated during 2003.

        Interest expense decreased to $5.9 million for the first quarter of 2004 compared with $6.1 million for the same period in 2003. The decrease in interest expense is due to overall lower borrowing levels, as lower interest expense from short-term debt was partially offset by higher interest expense from long-term debt. Interest income increased to $1.0 million for the first quarter of 2004 compared with $0.6 million for the same period in 2003.

        Net sales increased 25% to $1,040.0 million in the first quarter of 2004 from $830.4 million for the same period in 2003. Sales increases were reported in all segments. Higher prices and volumes of platinum-group-metal sales from the Material Services segment were the largest contributors to the increase. Sales from the Material Services segment include significant precious-metals values, which are included in cost of goods sold. As a result, gross margins on these sales tend to be low in relation to the gross margins generated by the Company’s technology segments’ sales. Approximately 50% of the increase in sales of the combined technology segments is due to higher pass through substrate costs and the impact of foreign currency exchange rate differences.

Environmental Technologies

        Operating earnings increased 51% to $37.0 million in the first quarter of 2004 from $24.6 million in the same period of 2003. The year-ago quarter included restructuring charges totaling $5.3 million. Net sales for the first quarter of 2004 increased 12% to $238.4 million from $213.5 million in the same period of 2003.

        The majority of this segment’s sales are derived from technologies to control pollution from mobile sources, including gasoline- and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and off-road vehicles. The segment’s customers are generally driven by increasingly stringent environmental regulations.

        Sales to mobile environmental markets increased 18% in the first quarter of 2004 compared with the same quarter a year ago. Two-thirds of this increase is the result of higher pass through substrate costs and the impact of foreign currency exchange rate differences. Revenues from light-duty markets, excluding the impact of substrates and foreign exchange mentioned above, were higher on relatively flat volumes due to improved product mix. Revenues from medium-duty diesel markets were up significantly, due to increased sales of catalyst to original equipment manufacturers (OEM) for new model trucks. The diesel markets are this segment’s primary growth markets, and continued market acceptance of catalytic solutions is key to the Company achieving its growth objectives.

        Operating earnings from mobile environmental markets were higher in the first quarter of 2004 versus the same quarter in 2003, as improved earnings from light-duty markets were bolstered by profitable operations serving the medium- and heavy-duty diesel OEM markets. The improved operating earnings in the operations serving the light-duty markets is due primarily to the absence of a $1.8 million restructuring charge, favorable foreign exchange impact, and realization of productivity improvements. In the first quarter of 2003, ramp-up costs in the operations serving the medium- and heavy-duty diesel OEM markets, combined with low volumes to these markets, produced losses. Increased revenues, productivity improvements, and the absence of a $2.8 million restructuring charge associated with the exit of a diesel canning operation produced profitable results in the operations serving the medium- and heavy-duty diesel markets in the first quarter of 2004.

        Sales in the first quarter of 2004 to the stationary-source, environmental market were down sharply compared with the first quarter of 2003, as demand for simple-cycle gas turbine engines to the power generation market remained weak. The Company anticipated this decline in demand and reduced costs accordingly. As a result, operating earnings from this market improved in the first quarter of 2004 compared with the same period in 2003, despite the lower revenues. The Company does not expect improved demand from this market in the near term.

        Operating earnings from operations providing high-value material products and thermal spray coatings technologies improved in the first quarter of 2004 compared with the first quarter of 2003, due primarily to cost reduction measures. Continued improvement in earnings of these operations is necessary to maintain their long-term viability.

Process Technologies

        Operating earnings increased 21% to $16.3 million in the first quarter of 2004 from $13.5 million in the same period of 2003. The year-ago quarter included restructuring charges totaling $2.6 million. Net sales for the first quarter of 2004 increased 12% to $132.2 million from $118.5 million in the same period of 2003.

        Sales of catalyst and additives to the petroleum-refining markets were higher versus the first quarter of 2003 as the Company’s Distributed Matrix Structure (DMS) technology platform continues to displace older product offerings, providing refiners with significant value through yield improvement at a premium price. Sales of refining additives to this market significantly increased over the year ago quarter, but represent a small portion of the segment’s revenues. Operating earnings from operations serving the petroleum-refining market were higher versus the year-ago quarter, commensurate with the higher revenues. Productivity initiatives in this area are focused on debottlenecking and increasing capacity.

        Sales of catalyst to the chemical-process markets were modestly higher in the first quarter of 2004 compared with the same period in 2003, due primarily to favorable foreign exchange rates. Shipments to these markets tend to be large and infrequent relative to the overall operations, and therefore the timing of shipments can cause fluctuations from period to period in revenues and operating earnings. Operating earnings in the quarter were higher versus the same period last year due to a favorable foreign exchange impact, lower plant costs related primarily to previous productivity initiatives, the absence of a $2.4 million restructuring charge and modestly higher revenues of higher margin products sold to the petrochemical market. Despite indications that the chemical process markets are improving, the Company has not experienced increased orders for replacement catalyst.

        Sales of catalyst to the polyolefins market were lower in the first quarter of 2004 versus the same quarter in 2003, due to decreased sales and prices of older product offerings. Although customer demand for the Company’s newer Lynx products remains strong, operating earnings were down significantly versus the year-ago quarter, reflecting the decreased revenues mentioned above, and increased costs of $2.3 million related to temporarily lower production levels and start-up costs associated with the recent Lynx capacity expansion at the Company’s Tarragona, Spain facility.

Appearance and Performance Technologies

        Operating earnings decreased 19% to $15.1 million in the first quarter of 2004 from $18.6 million in the same period of 2003. Net sales increased 4% to $166.3 million for the first quarter of 2004 from $159.2 million in the same period of 2003.

        Sales of kaolin-based products to the paper market decreased 6% in the first quarter of 2004 compared with the first quarter of 2003. The decrease in sales is due to lower volumes as a result of competitive pricing pressure. These lower sales were partially offset by higher sales volumes of mineral-based products to non-paper markets. Operating earnings were down sharply from markets served by the Company’s minerals producing operations, due primarily to the volume issues mentioned above. The Company has commenced certain productivity actions targeting the kaolin-based operations.

        Sales to the cosmetics, coating and automotive markets were higher in the first quarter of 2004 versus the same period in 2003. However, operating earnings were relatively flat, as higher costs associated with product development and commercialization offset the positive impact of higher revenues.

Materials Services

        Operating earnings decreased 24% to $3.4 million in the first quarter of 2004 from $4.5 million in the same period of 2003. Net sales increased 49% to $491.1 million in the first quarter of 2004 from $329.0 million in the same period of 2003.

        The increase in sales is due primarily to increased volumes and market prices of platinum group metals. However, operating earnings were down, due primarily to declines in metal sourcing margins. The segment is continuing to experience the change that has been going on in materials-sourcing markets, which involves different pricing formulas that have reduced current margins compared with historical margins. Volumes of recycled materials remain at recessionary levels.

Liquidity and Capital Resources

        Working capital was $465.1 million at March 31, 2004 compared with $445.5 million at December 31, 2003. The current ratio was 1.5 at March 31, 2004 and December 31, 2003. The percentage of total debt to total capitalization was 25.5% at March 31, 2004 compared with 26.3% at December 31, 2003.

        Operating activities provided net cash of $14.0 million in the first quarter of 2004 compared with $33.5 million in the first quarter of 2003. The decrease in cash flows from operating activities for the three months ended March 31, 2004 compared with the same period in 2003 is due primarily to higher accounts receivable balances within the Environmental Technologies (ET) segment and the absence of the royalty settlement proceeds received in the first quarter of 2003. The increase in ET receivables is primarily due to increased sales at the end of the first quarter and increased precious metal costs related to certain European customers’ accounts where the precious metal is included in the price of the catalyst. The net change in assets and liabilities in the Materials Services segment primarily reflects changes in metal positions used to facilitate requirements of the Company, its metals customers and suppliers. Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, transactions are hedged on a daily basis. Hedging is accomplished primarily through forward, future and option contracts. However, in closely monitored situations for which exposure levels have been set by senior management, the Company from time to time holds large unhedged industrial commodity positions that are subject to future market price fluctuations. These positions are included in committed metal positions along with hedged metal holdings. The bulk of hedged metal obligations represent spot short positions. As these positions generate cash, their cash effect is included in the financing activities section of the Company’s “Condensed Consolidated Statements of Cash Flows.” Other than in closely monitored situations, these positions are hedged with forward purchases. In addition, the aggregate fair value of derivatives in a loss position is reported in hedged metal obligations (derivatives in a gain position are included in committed metal positions). Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Committed metal positions may include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined. As of March 31, 2004, all such contracts have been final priced and substantially settled.

        Net cash used in investing activities increased to $19.9 million in the first quarter of 2004 compared with $8.8 million in the first quarter of 2003. The increase in cash flows used in investing activities is primarily related to liquidating distributions received in 2003 related to unwinding the Company’s Engelhard-CLAL joint venture, and higher capital spending in the first quarter of 2004 compared with the same quarter in the prior year.

        Net cash used in financing activities in the first quarter of 2004 is $30.9 million compared with $55.3 million of net cash provided by financing activities in 2003. The variance in cash flows from financing activities was impacted by less cash provided from changes in hedged metal obligations, a net decrease in borrowings in 2004 compared with a net increase in borrowings in 2003, and increased net stock repurchase activity in 2004 compared with 2003. Dividends paid in the quarter were higher in 2004 compared with 2003, due to an increase in the quarterly per share dividend of one cent.

        In the first quarter of 2004, the Company effectively increased its existing $150 million shelf registration to $450 million. The purpose of the increase was to restore and increase the Company’s ability to raise cash for general corporate purposes.

        In the second quarter of 2004, the Company issued five-year term, 5.5 billion Japanese yen notes (approximately $50 million) with a coupon rate of 1.1%. These notes will serve as an effective net investment hedge of a portion of the Company’s yen-denominated investments.

        Also in the second quarter of 2004, the Company renewed its 364-day committed credit facility, extending the maturity to May 5, 2005 and increasing the amount available to $450 million.

        The Company has consistently derived considerable cash flow from operations, which has been used, along with both short- and long-term debt, to pay for capital expenditures, acquisitions, treasury stock purchases, dividends and other corporate requirements. The continuation of these levels of cash flow is expected, but is subject to risk factors disclosed in the Company’s 2003 Form 10-K and in the Forward-Looking Statements section of this Form 10-Q. In addition, the Company has always maintained investment-grade credit ratings that it considers important for cost-effective and ready access to the credit markets. Management fully expects to be able to obtain future funding from both short- and long-term debt for cash requirements in excess of those from operations. In the event that any of these sources prove to be below expectations, the Company has access to committed lines of credit aggregating $850 million, including the $450 million credit facility mentioned above. The remaining $400 million credit facility expires in May 2006.

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

        Among the risks and uncertainties that could cause actual results to differ materially are the following:

•	competitive pricing or product development activities that could affect the demand for our products, particularly competing catalyst and kaolin producers

•	the Company’s ability to achieve and execute internal business plans

19

•	worldwide political instability as the Company operates primarily in the United States, the European community, Asia, the Russian Federation, South Africa and South America

•	alliances and geographic expansions developing differently than anticipated

•	fluctuations in the supply and prices of precious and base metals and fluctuations in the relationships between forward prices to spot prices

•	government legislation and/or regulation (particularly on environmental issues), including tax obligations

•	the impact of the anticipated repeal of the current U.S. export sales tax incentive

•	technology, manufacturing and legal issues

•	the impact of any economic downturns and inflation

•	interest rate risk, foreign currency exchange rate risk, commodity price risk and credit risk

•	the impact of higher energy and raw material costs, and the availability of natural gas and rare earth elements

•	the success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved

•	the impact of increased employee benefit costs and/or the resultant impact on employee relations

•	contingencies related to actual or alleged environmental contamination to which the Company may be a party

•	the impact of acquisitions, divestitures and restructurings

•	overall demand for the Company’s products, including demand from the worldwide automotive and chemical-process markets

•	product quality/performance issues

•	exposure to product liability and other types of lawsuits

•	the impact of physical inventory losses, particularly with regard to precious and base metals

•	the loss of business from property and casualty exposure

        Investors are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of their dates. The Company disclaims any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item3. Quantitative and Qualitative Disclosures about Market Risk

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

        A discussion and analysis of the Company’s market risk is included in the Company’s 2003 Form 10-K. There have been no significant changes to these market risks as of March 31, 2004.

Item4. Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of March 31, 2004, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2004 were effective to provide reasonable assurance that material information related to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings would be communicated to them on a timely basis. There was no change in the Company’s internal control over financial reporting during the Company’s first fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

        The Company’s management, including the Chief Executive Officer and Chief Financial Officer , do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the reality that judgments and estimates can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2004, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	The Company has Board authorized programs for the repurchase of the Company’s stock. The following table represents repurchases under these programs for each of the three months of the quarter ended March 31, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/04 - 1/31/04	56,700	$ 29.32	56,700	6,828,532(a)
2/1/04 - 2/29/04	543,300	28.23	543,300	6,285,232(a)
3/1/04 - 3/31/04	791,100	28.66	791,100	5,494,132(b)

Total	1,391,100	$ 28.52	1,391,100

(a)	Share repurchase program of 5 million shares authorized in August 2002, and 6 million shares authorized in October 2003. The balance reflects 828,532 shares remaining after the January period and 285,232 shares remaining after the February period of shares yet to be purchased from the August 2002 program, and 6,000,000 shares from the October 2003 program.

(b)	Share repurchase program of 6 million shares authorized in October 2003.

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of the Shareholders was held on Thursday, May 6, 2004.

(b)	Results of votes of security holders.

Election of Directors	For	Withheld
David L. Burner	102,007,418	3,394,453
James V. Napier	98,930,746	6,471,125

Norma T. Pace, Barry W. Perry, Douglas G. Watson, Marion H. Antonini, and Henry R. Slack continued as Directors after the annual meeting.

Item 6. Exhibits and Reports on Form 8-K

Pages

(a)	(3)	Articles of Incorporation and By-Laws

(a)	Composite By-Laws of the Company as amended through October 2002.	25

22

(10)	Material Contracts

(a)	Amendment and Restatement of the 364-Day Credit Agreement, effective May 6, 2004.	41

(31)(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	47

(31)(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	48

(32)	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. *	49

(b)	In a report on Form 8-K furnished to the Securities and Exchange Commission (SEC) on February 3, 2004, the Company reported that it furnished its earnings release with the SEC for the fourth quarter and fiscal year ended December 31, 2003.

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

ENGELHARD CORPORATION

(Registrant)

Date:	May 7, 2004	/s/ Barry W. Perry

Barry W. Perry Chairman and Chief Executive Officer

Date:	May 7, 2004	/s/ Michael A. Sperduto

Michael A. Sperduto Vice President and Chief Financial Officer

Date:	May 7, 2004	/s/ Alan J. Shaw

Alan J. Shaw Controller

24
EXHIBIT (3)(a) ENGELHARD CORPORATION _____________________________ BY-LAWS As amended through October 3, 2002 25

OFFICES

The registered office of the Corporation in the State of Delaware shall be at No. 100 West 10th Street, Wilmington, Delaware.

The Corporation shall also have offices at such other places, both within and without the State of Delaware, as the Board of Directors may from time to time designate.

ARTICLE I

STOCKHOLDERS

Section 1.                          Annual Meetings. The Annual Meeting of the Stockholders of the Corporation for the election of Directors and the transaction of such other business, notice of which was given in the Notice of the Meeting, together with such other business as may properly come before said Meeting, shall be held in such suitable place as may be from time to time designated by the Board of Directors, on the first Thursday of the month of May in each year commencing 1982, if not a legal holiday under the laws of the state where the Meeting is to be held, and, if a legal holiday under the laws of such state, then on the next business day following at 10:00 o'clock in the forenoon.

Section 2.                          Special Meetings. A Special Meeting of the Stockholders of the Corporation for any lawful purpose or purposes may be called by resolution of the Board of Directors or by the Chairman of the Board of Directors or the President and shall be called by the Chairman of the Board of Directors, the President or the Secretary at the request in writing of the majority of the Board of Directors or of Stockholders owning the majority of the shares of the stock of the Corporation issued and outstanding and entitled to vote at said meeting. Any such Special Meeting shall be held in such suitable place as may be designated by the Board of Directors.

Section 3.                          Notice of Meetings. Written notice of every Meeting of the Stockholders shall be given which shall state the place, date and hour of the Meeting and the purpose(s) for which the Meeting was called. Unless otherwise provided by statute, such written notice shall be given not less than ten nor more than sixty days before the date of any Meeting to each stockholder entitled to vote at such Meeting. If mailed, notice shall be given when deposited in the United States mail, postage prepaid, directed to the stockholder at his address as it appears on the records of the Corporation. When a Meeting is adjourned to another time or place, notice need not be given of the adjourned Meeting if the time and place thereof are announced at the Meeting at which the adjournment is taken. If the adjournment is for more than thirty days, or if after the adjournment a new record date is fixed for the adjourned Meeting, a notice of the adjourned Meeting shall be given to each stockholder of record entitled to vote at the Meeting.

Section 4.                          List of Stockholders. The officer who has charge of the stock ledger of the Corporation shall prepare and make, at least ten days before every Meeting of the Stockholders, a complete list of the stockholders entitled to vote at the Meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the Meeting, during ordinary business hours, for a period of at least ten days prior to the Meeting, either at a place within the city where the Meeting is to be held, which place shall be specified in the notice of the Meeting, or, if not so specified, at the place where the Meeting is to be held. The list shall also be produced and kept at the time and place of the Meeting during the whole time thereof, and may be inspected by any stockholder who is present.

Section 5.                           Quorum At any Meeting of the Stockholders of the Corporation, except as otherwise provided by statute, the Certificate of Incorporation or these By-Laws, there must be present, either in person or by proxy, in order to constitute a quorum, the holders of a majority of the outstanding shares of the stock of the Corporation entitled to vote at said Meeting. If at any such Meeting a quorum shall fail to be present, the holders of, or proxies for, a majority of the stock which is represented at such Meeting, may adjourn the Meeting from time to time without notice other than the announcement at the Meeting (subject to the provisions of Section 3 of this Article II) until a quorum shall attend, and thereupon, any business may be transacted at the adjourned Meeting which might have been transacted at the Meeting as originally called.

Notwithstanding the foregoing, at all Meetings of the Stockholders whenever the holders of the Corporation's Preferred Stock shall have the special right, voting separately as a class, to elect directors or to vote with respect to other corporate action, the presence in person or by proxy of the holders of a majority of the Corporation's outstanding Common Stock shall be required to constitute a quorum of such class, and the presence in person or by proxy of the holders of a majority of the outstanding Preferred Stock shall be required to constitute a quorum of such class; provided, however, that the absence of a quorum of the holders of stock of either class shall not prevent the election at any such Meeting or adjournment thereof of directors or the taking of a vote with respect to such other corporate action by the other such class if the necessary quorum of the holders of stock of such other class is present in person or by proxy at such Meeting or any adjournment thereof; and provided, further, however, that in the absence of a quorum of the holders of stock of either class, a majority of the holders of the stock of the class who are present in person or by proxy shall have power to adjourn the election of the directors to be elected by such class or the taking of a vote with respect to such other corporate action from time to time without notice other than announcement at the Meeting (subject to the provisions of Section 3 of this Article II) until the requisite number of holders of such class shall be present in person or by proxy.

Section 6.                          Organization. The Chairman of the Board of Directors and in his absence the President and in the absence of the Chairman and the President such other officer as the Board of Directors may, from time to time, designate shall act as chairman of any Meeting of the Stockholders of the Corporation. The Secretary or, in his absence, any person appointed by the Chairman of the Meeting, shall act as secretary of the Meeting.

Notice of Nominations and Business. Nominations of persons for election to the Board of Directors (hereinafter sometimes referred to as the “Board”) and the proposal of business to be transacted by the Stockholders may be made at an Annual Meeting of the Stockholders (a) pursuant to the Corporation’s notice with respect to such Meeting, (b) by or at the direction of the Board or (c) by any Stockholder of record of the Corporation who was a Stockholder of record at the time of the giving of the notice provided for in the following paragraph, who is entitled to vote at the Meeting and who has complied with the notice procedures set forth in this Section.

For nominations or other business to be properly brought before an Annual Meeting by a Stockholder pursuant to clause (c) of the foregoing paragraph, (1) the Stockholder must have given timely notice thereof in writing to the Secretary the Corporation, (2) such business must be a proper matter for Stockholder action under the General Corporation Law of the State of Delaware, (3) if the Stockholder, or the beneficial owner on whose behalf any such proposal or nomination is made, has provided the Corporation with a Solicitation Notice, as that term is defined in subclause (c)(iii) of this paragraph, such Stockholder or beneficial owner must, in the case of a proposal, have delivered a proxy statement and form of proxy to holders of at least the percentage of the Corporation’s voting shares required under applicable law to carry any such proposal, or, in the case of a nomination or nominations, have delivered a proxy statement and form of proxy to holders of a percentage of the Corporation’s voting shares reasonably believed by such Stockholder or beneficial holder to be sufficient to elect the nominee or nominees proposed to be nominated by such Stockholder, and must, in either case, have included in such materials the Solicitation Notice and (4) if no Solicitation Notice relating thereto has been timely provided pursuant to this Section, the Stockholder or beneficial owner proposing such business or nomination must not have solicited a number of proxies sufficient to have required the delivery of such a Solicitation Notice under this Section. To be timely, a Stockholder’s notice shall be delivered to the Secretary at the principal executive offices of the Corporation not less than 60 or more than 90 days prior to the first anniversary (the “Anniversary”) of the date on which the Corporation first mailed its proxy materials for the preceding year’s Annual Meeting of the Stockholders; provided, however, that if the date of the Annual Meeting is advanced more than 30 days prior to or delayed by more than 30 days after the Anniversary of the preceding year’s Annual Meeting, notice by the Stockholder to be timely must be so delivered not later than the close of business on the later of (i) the 90th day prior to such Annual Meeting or (ii) the 10th day following the day on which public announcement of the date of such Meeting is first made. Such Stockholder’s notice shall set forth (a) as to each person whom the Stockholder proposes to nominate for election or reelection as a director all information relating to such person as would be required to be disclosed in solicitations of proxies for the election of such nominees as directors pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such person’s written consent to serve as a director if elected; (b) as to any other business that the Stockholder proposes to bring before the Meeting, a brief description of such business, the reasons for conducting such business at the Meeting and any material interest in such business of such Stockholder and the beneficial owner, if any, on whose behalf the proposal is made; (c) as to the Stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (i) the name and address of such Stockholder, as they appear on the Corporation’s books, and of such beneficial owner, (ii) the class and number of shares of the Corporation that are owned beneficially and of record by such Stockholder and such beneficial owner, and (iii) whether either such Stockholder or beneficial owner intends to deliver a proxy statement and form of proxy to holders of, in the case of a proposal, at least the percentage of the Corporation’s voting shares required under applicable law to carry the proposal or, in the case of a nomination or nominations, a sufficient number of holders of the Corporation’s voting shares to elect such nominee or nominees (an affirmative statement of such intent, a “Solicitation Notice”).

Notwithstanding anything in the second sentence of the second paragraph of this Section 7 to the contrary, in the event that the number of directors to be elected to the Board is increased and there is no public announcement naming all of the nominees for director or specifying the size of the increased Board made by the Corporation at least 70 days prior to the Anniversary, a Stockholder’s notice required by these By-Laws shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the 10th day following the day on which such public announcement is first made by the Corporation.

Only persons nominated in accordance with the procedures set forth in this Section 7 shall be eligible to serve as directors and only such business shall be conducted at an Annual Meeting of the Stockholders as shall have been brought before the Meeting in accordance with the procedures set forth in this Section. The chairman of the Meeting shall have the power and the duty to determine whether a nomination or any business proposed to be brought before the Meeting has been made in accordance with the procedures set forth in these By-Laws and, if any proposed nomination or business is not in compliance with these By-Laws, to declare that such defective proposed business or nomination shall not be presented for Stockholder action at the Meeting and shall be disregarded.

Only such business shall be conducted at a Special Meeting of the Stockholders as shall have been brought before the Meeting pursuant to the Corporation’s notice of meeting. Nominations of persons for election to the Board may be made at a Special Meeting of the Stockholders at which directors are to be elected pursuant to the Corporation’s notice of meeting (a) by or at the direction of the Board or (b) by any Stockholder of record of the Corporation who is a Stockholder of record at the time of giving of notice provided for in this paragraph, who shall be entitled to vote at the Meeting and who complies with the notice procedures set forth in this Section 7. Nominations by Stockholders of persons for election to the Board may be made at such a Special Meeting of the Stockholders if the Stockholder’s notice required by the second paragraph of this Section 7 shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the later of the 90th day prior to such Special Meeting or the 10th day following the day on which public announcement is first made of the date of the Special Meeting and of the nominees proposed by the Board to be elected at such Meeting.

For purposes of this Section, “public announcement” shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or a comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

Notwithstanding the foregoing provisions of this Section 7, a Stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to matters set forth in this Section 7. Nothing in this Section shall be deemed to affect any rights of Stockholders to request inclusion of proposals in the Corporation’s proxy statement pursuant to Rule 14a-8 under the Exchange Act.

Section 7.                          Voting. Each stockholder of record of the Corporation shall, at every Meeting of the Stockholders of the Corporation, be entitled to one vote for each share of stock standing in his name on the books of the Corporation on any matter on which he is entitled to vote, and such votes may be cast either in person or by proxy, but no proxy shall be voted on after one year from its date.

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

Except as otherwise provided by statute, the Certificate of Incorporation or these By-Laws, all elections shall be had and all questions decided by a majority of the votes cast.

Section 8.                          Judges. At every meeting of the Stockholders of the Corporation at which a vote by ballot is taken, the polls shall be opened and closed, the proxies and ballots shall be received and taken in charge, and all questions touching the qualification of voters, the validity of proxies and the acceptance or rejection of votes shall be decided by two Judges with appeal to the Chairman of the Meeting. Said Judges shall be appointed by the presiding officer of the Meeting.

ARTICLE II

DIRECTORS

Section 1.                          Number, Election and Term of Office. The business of the Corporation shall be managed by a Board of Directors (hereinafter sometimes referred to as the "Board"). The number of directors which shall constitute the Board and term of such directors shall be as set forth in the Certificate of Incorporation. Each director shall hold office until his successor is elected and qualified or until he shall resign or shall have been removed.

In addition to the powers by these By-Laws expressly conferred upon them, the Board may exercise all powers and do all lawful acts and things other than those required by law, the Certificate of Incorporation or these By-Laws to be exercised or done by the stockholders.

Section 2.                          Vacancies and Newly Created Directorships. Any vacancy or vacancies which may occur among the directors through death, resignation, or disqualification or for any other cause, and newly created directorships resulting from any increase in the authorized number of directors, may be filled by a majority of the directors then in office, though less than a quorum, subject to the provisions hereinafter contained in this Section 2. A director elected to fill a vacancy or a newly created directorship shall be elected to hold office until the next Annual Meeting of the Stockholders at which the term of the class of directors to which he was elected expires and until his successor has been elected and qualified.

In case of any vacancy in the office of a director occurring among the directors elected by the holders of the Corporation's Preferred Stock, voting separately as a class, the remaining director elected by the holders of the Preferred Stock may designate a successor to hold office for the unexpired term of the director whose place is vacant. Likewise, in case of any vacancy in the office of a director occurring among the directors elected by the holders of the Corporation's Common Stock, the remaining director(s) elected by the holders of the Common Stock, by affirmative vote of a majority thereof, may elect a successor or successors to hold office for the unexpired term of the director or directors whose place or places shall be vacant.

Section 3.                          Regular Meetings. Regular Meetings of the Board of Directors may be held without notice at such time and place as shall from time to time be determined by resolution of the Board.

Section 4.                          Special Meetings. Special Meetings of the Board may be called by the Chairman of the Board, the Vice Chairman of the Board, the President or any two directors, and such Meetings shall be held at the registered office of the Corporation in the State of Delaware or at such other place or places, either within or without the State of Delaware, as shall be specified in the notices thereof.

Section 5.                          Notice. Notice of any Meeting of the Board requiring notice shall be given to each Director by mailing the same at least forty-eight (48) hours, or by telegraphing or telephoning the same at least twelve (12) hours before the time fixed for the meeting. At any meeting at which every director shall be present any and all business may be transacted even though no notice shall have been given.

Section 6.                          Quorum. At all Meetings of the Board the presence of one-third of the directors shall be necessary to constitute a quorum and be sufficient for the transaction of business and any act of a majority present at a meeting, at which there is a quorum, shall be the act of the Board, except as may be otherwise specifically provided by statute, the Certificate of Incorporation or these By-Laws.

Section 7.                          Organization. The Chairman of the Board of Directors, or in his absence the President, shall act as Chairman of any meeting of the Board, and the Secretary, or in his absence any Assistant Secretary, shall act as Secretary of any such meeting.

Section 8.                          Adjournment. Any Regular or Special Meeting of the Board of Directors may be adjourned from time to time by the members present whether or not a quorum shall be present, and no notice shall be required of any adjourned meeting beyond the announcement of such adjournment of the meeting.

Section 9.                          Action Without Meeting. Unless otherwise restricted by the Certificate of Incorporation or these By-Laws, any action required or permitted to be taken at any Meeting of the Board of Directors or any committee referred to in these By-Laws may be taken without a meeting if all members of the Board or of such committee, as the case may be, consent thereto in writing and the writing or writings are filed with the minutes of the proceedings of the Board or committee.

Section 10.                        Compensation Each director, in consideration of his serving as such, shall be entitled to receive from the Corporation such compensation as the Board shall from time to time determine, together with reimbursement for reasonable expenses incurred by him in attending meetings of the Board. Each director who shall serve as a member of the Executive Committee or any other committee of the Board provided for in these By-Laws, in consideration of his serving as such, shall be entitled to such additional compensation as the Board shall from time to time determine. Nothing herein contained shall be construed to preclude any director from serving the Corporation in any other capacity and receiving compensation therefor.

Section 11.                       Directors Emeritus. The Board of Directors may, at any time and from time to time, designate one or more persons as Directors Emeritus. Directors Emeritus shall be entitled to attend, in an advisory capacity, all meetings of the Board, may serve on such committees of the Board and perform such other services for the Corporation as may be determined by the Board from time to time, but shall have no power to vote at meetings of the Board or otherwise to manage the business and affairs of the Corporation. Whenever in this Article III and elsewhere in these By-Laws the term "Board", "Director" or "Directors" are used, such terms shall not include Directors Emeritus within their meanings. Each Director Emeritus, in consideration of his serving as such, shall be entitled to receive from the Corporation such compensation as the Board shall from time to time determine, together with reasonable expenses incurred by him in attending meetings of the Board.

ARTICLE III

COMMITTEES

Section 1.                          Executive Committee. The Board of Directors, by resolution passed by a majority of the whole Board, may designate an Executive Committee to consist of such number of the Directors as shall be determined from time to time by the Board. The President shall be an "ex officio" member of such Committee. The Board may designate one or more directors as alternate members of such Committee, who may replace any absent or disqualified member(s) at any meeting thereof. The Executive Committee shall serve at the pleasure of the Board of Directors and shall have and shall exercise all powers of the Board in the general and active management of the business and the affairs of the Corporation even if not referred to in these By-Laws in the description of such power(s), except that the Executive Committee shall not have and may not exercise the following powers:

(i)       To submit or recommend to the stockholders any action which any applicable statute requires to be approved by a vote of the stockholders;

(ii)      To amend or repeal the By-Laws or to adopt any By-Laws;

(iii)     To amend, alter or repeal any resolution of the Board of Directors which by its terms provides that it will not be amended, altered or repealed by the Executive Committee;

(iv)     To fix compensation for service as a member of the Executive Committee;

(v)      To call any securities of the Corporation for redemption, conversion or purchase by the Corporation, or to authorize the issuance or sale of any authorized but non-issued stock, or any Treasury stock of the Corporation; and

(vi)    To declare dividends upon any class of capital stock of the Corporation.

Section 2.                          Chairman of the Executive Committee. The Chairman of the Board of Directors shall serve as Chairman of the Executive Committee.

Section 3.                            Other Committees. The Board of Directors may appoint such other committees, which may include as members directors only or directors and non-directors, as the Board may from time to time consider desirable, and such committees shall have such powers and duties as the Board may properly determine; provided, however, that the powers and duties of any such committee whose members shall include non-directors shall be limited to making recommendations to the Board of Directors.

Section 4.                           Committee Vacancies, etc. Any committee appointed pursuant to this Article shall serve at the pleasure of the Board, which shall have power at any time to change the membership of such committee, to fill vacancies in it or to dissolve it; but, subject to such change or dissolution, members of a committee shall hold office until the first meeting of the Board of Directors following the Annual Meeting of the Stockholders next succeeding their appointment and until their successors are appointed.

Section 5.                          Committee Meetings. Meetings of a committee shall be held at such place within or without the State of Delaware as may from time to time be determined by the Board of Directors or the Committee, and no notice of such regular meetings shall be required. Special Meetings of the Executive Committee may be called by the Chairman of the Executive Committee or the President or any member of the Committee and in the case of any other committee may be called by the chairman of such committee or by the Chairman of the Executive Committee, the President, and any one of the Executive Vice Presidents or the Secretary, and shall be called by the Secretary on the written request of any member of such committee. Notice of a Special Meeting of any committee shall be given to each member thereof by mailing the same at least 48 hours, or by telegraphing or telephoning the same at least 12 hours, before the time of a Meeting. The majority of the members of a committee shall constitute a quorum for the transaction of committee business, and the act of a majority of the members present at any Meeting at which there is a quorum shall be the act of the committee; however, in the case of the Executive Committee, in the event of a tie vote, the Chairman of the Executive Committee shall have the casting vote. A committee shall keep regular minutes of its Meetings which shall be reported to the Board of Directors when required.

ARTICLE IV

OFFICERS

Section 1.                          Number, Election and Term of Office. The officers of the Corporation shall be a Chairman of the Board of Directors, a President, one or more Executive Vice Presidents, Senior Vice Presidents and Vice Presidents, a Secretary, a Treasurer, a General Counsel and a Controller who shall be elected by the Board of Directors at any Regular or Special Meeting of the Board, and such other officers as may be appointed by the Board. Any officer elected by the Board of Directors shall hold office until his successor shall be elected and shall have qualified, but such officer may be removed at any time by the affirmative vote of a majority of the Board. The Board may from time to time elect or appoint such other officers and agents as the interests of the corporation may require and may fix their duties and terms of office. More than one office may be held by the same person.

Section 2.                          Chairman of the Board of Directors. The Chairman of the Board of Directors shall be a Director. He shall preside at all meetings of stockholders and of the Board of Directors at which he shall be present, and he shall perform such other duties and enjoy such other powers as shall be delegated to him by the Board of Directors or which are or may at any time be required by law.

Section 3.                          President. The President shall perform all the duties and enjoy all the powers commonly incident to his office or delegated to him or which are, or may be authorized or required by law. He shall be a director and shall be the Chief Executive Officer of the Corporation. In the absence of the Chairman of the Board of Directors, he shall have and perform the duties of that office.

Section 4.                          Executive Vice Presidents, Senior Vice Presidents, Vice Presidents and Other Officers. In the event of non-availability or disability of the Chairman of the Board of Directors and the President, then the Executive Vice Presidents, Senior Vice Presidents and Vice Presidents in the order of designation by the Board or the Executive Committee shall perform the duties of the President. Additionally, the Executive Vice Presidents, Senior Vice Presidents and Vice Presidents shall perform such duties as the Board of Directors and the President shall require.

Section 5.                          Secretary. The Secretary shall record all the proceedings of the Meetings of the Board of Directors and the Executive Committee, and of the stockholders of the Corporation in a book or books to be kept for that purpose. He shall have custody of the records and of the seal of the Corporation and may affix the seal to any instrument requiring the seal when authorized by the Board of Directors or the Executive Committee. He shall have charge of the stock certificate and stock transfer books of the Corporation. He shall notify the directors and stockholders of the respective meetings as required by law or the By-Laws of the Corporation, and shall perform such other duties as may be required of him. The Assistant Secretaries shall, during the absence or incapacity of the Secretary, assume and perform all functions and duties which the Secretary might lawfully do if present and not under any incapacity.

Section 6.                          Treasurer. The Treasurer shall have charge of the funds of the Corporation. He shall keep full and accurate accounts of all receipts and disbursements of the Corporation in books belonging to the Corporation, and shall deposit all money and other valuable effects in the name and to the credit of the Corporation in such depositaries as may be designated by the Board of Directors or the Executive Committee. He shall disburse the funds of the Corporation as may be ordered by the Board, and shall render an account of all his transactions as Treasurer. The Assistant Treasurers shall during the absence or incapacity of the Treasurer assume and perform all functions and duties which the Treasurer might lawfully do if present and not under any incapacity.

Section 7.                          Controller. The Controller shall be the Chief Accounting Officer of the Corporation. He shall maintain the records of the Corporation pertaining to its fiscal affairs and see that adequate audits thereof are currently and regularly made. He shall render an account of the financial condition of the Corporation and shall perform such other duties incident to his office as shall be delegated to him by the Board of Directors.

Section 8.                          General Counsel. The General Counsel shall be the chief officer of the Corporation for legal proceedings and matters of a legal nature and shall have the responsibility of supervising such matters and proceedings.

Section 9.                          Bonds. The Treasurer and Assistant Treasurers, if required so to do by the Board of Directors, shall give a bond for the faithful performance of their duties, in such sum and with such surety or sureties as the Board of Directors may require.

Section 10.                       Vacancies. If for any reason any vacancy occurs in any office or agency of the Corporation, the Board of Directors or the Executive Committee may choose a successor to hold office for the unexpired term of the office in question.

ARTICLE V

DIVISION OFFICERS

Section 1.                          Appointment. In case of any business carried on by the Corporation as a division of the Corporation, the Board of Directors or the Executive Committee may appoint one or more officers of the division.

Section 2.                          Authority. The officers of the division shall have such powers, authorities, functions and responsibilities with respect to the business, operations and affairs of the division as may be prescribed from time to time by the Board, the Chief Executive Officer of the Corporation or the President of the division pursuant to authorization given by the Board or by said Chief Executive Officer. All acts, contracts, engagements and undertakings by such division officers within the scope of their powers, authorities, functions or responsibilities shall be binding upon the Corporation and the division for which such officers shall have acted.

ARTICLE VI

REMOVAL OF DIRECTORS

Any director may be removed only with cause at any time by the vote of the holders of a majority of all the shares of stock of the Corporation entitled to vote for his election, given at a Meeting called for that purpose, and the vacancy in the Board caused by such removal may be filled by such stockholders at such meeting or, if the stockholders shall fail to fill such vacancy, by the Board by a majority vote of the remaining directors (except as provided in Section 2, Article III of these By-Laws) though less than a quorum.

ARTICLE VII

CONTRACTS, CHECKS, DRAFTS, ETC.

Section 1.                          Contracts, etc., How Executed. The Board, except as in these By-Laws otherwise provided, may authorize any officer or officers, agent or agents, or employee, to enter into any contract or execute and deliver any instrument in the name of and on behalf of the Corporation and such authority may be general or confined to specific instances, and may be granted by the Board pursuant to authorization given by the Board, and, unless so authorized, no agent or employee shall have power or authority to bind the Corporation by any contract or engagement or to pledge its credit or to render it liable pecuniarily for any purpose or to any amount.

Section 2.                          Loans. No loan shall be contracted on behalf of the Corporation and no negotiable paper shall be issued in its name, unless authorized by, or given pursuant to authorization of, the Board. When so authorized by the Board of Directors or the Executive Committee, any officer or agent of the Corporation may effect loans and advances at any time for the Corporation from any bank, trust company or other institution, or from any firm, corporation or individual, and for such loans and advances may make, execute and deliver promissory notes or other evidences of indebtedness of the Corporation. Such authority may be general or confined to specific instances.

Section 3.                          Checks, Drafts, etc.. All checks, drafts, bills of exchange and promissory notes and other negotiable instruments of the Corporation shall be signed by such officers or agents of the Corporation as may be designated by the Board.

ARTICLE VIII

STOCK

Section 1.                          Certificates of Stock. The certificates for shares of stock of the Corporation shall be in such form, not inconsistent with the Certificate of Incorporation, as shall be prepared or approved by the Board of Directors. Every certificate shall be signed by the Chairman, the President or any Executive Vice President, Senior Vice President or Vice President, and by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary, and no certificate shall be valid unless so signed, provided, however, that where such certificate is countersigned by a registrar designated by the Corporation for such purpose, all other signatures thereon (including those of a transfer agent or an assistant transfer agent or a transfer clerk acting on behalf of the Corporation) may be facsimiles.

All certificates shall be consecutively numbered and shall be entered in the books of the Corporation as they are issued. Every certificate shall certify the name of the person owning the shares represented thereby, with the number of said shares and the date of issue.

All certificates surrendered to the Corporation shall be cancelled and, except in the case of lost, stolen or destroyed certificates, no new certificates shall be issued until the former certificate for the same number of shares of the same class of stock has been surrendered and cancelled.

Section 2.                          Transfer of Stock. Upon surrender to the Corporation or the transfer agent of the Corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, it shall be the duty of the Corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

ARTICLE IX

REGISTERED STOCKHOLDERS

The Corporation shall be entitled to treat the holder of record of any share or shares of stock as the holder in fact thereof and, accordingly, shall not be bound to recognize any equitable or other claim to, or interest in, such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, save as expressly provided by the laws of Delaware.

ARTICLE X

LOST, STOLEN OR DESTROYED CERTIFICATES

Any person claiming a certificate of stock to be lost, stolen or destroyed, shall make an affidavit or affirmation of that fact and, if required by the Board of Directors, advertise the same in such manner as the Board may require, and the Board of Directors may, in their discretion, require the owner of the lost, stolen or destroyed certificate, or his legal representative, to give the Corporation a bond in a sum sufficient, in the opinion of the Board of Directors, to indemnify the Corporation against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate.

ARTICLE XI

FIXING OF RECORD DATE

In order that the Corporation may determine the stockholders entitled to notice of or to vote at any Meeting of Stockholders or any adjournment thereof, or to express consent to corporate action in writing without a Meeting, or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the Board of Directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such Meeting, nor more than sixty days prior to any other such action.

ARTICLE XII

DIVIDENDS

Dividends upon the capital stock of the Corporation, subject to the provisions of the Certificate of Incorporation, if any, may be declared by the Board of Directors at any Regular or Special Meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of the capital stock, subject to the provisions of the Certificate of Incorporation.

ARTICLE XIII

WAIVER OF NOTICE

Whenever any notice whatever is required to be given by statute or under the provisions of the Certificate of Incorporation or by these By-Laws, a waiver thereof in writing signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be equivalent thereto.

ARTICLE XIV

SEAL

The corporate seal of the Corporation shall be circular and shall bear the name of the Corporation and the year and state of its incorporation.

ARTICLE XV

FISCAL YEAR

The fiscal year of the Corporation shall begin on the first day of January of each year and shall end on the thirty-first day of December following.

INDEMNIFICATION

Right to Indemnification. Each person who was or is made a party or is threatened to be made a party to or is involved (including, without limitation, as a witness) in any actual or threatened action, suit or proceeding, whether civil, criminal, administrative or investigative (hereinafter a “proceeding”), by reason of the fact that he or she is or was a director or officer, of the Corporation or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to an employee benefit plan (hereinafter an “indemnitee”), whether the basis of such proceeding is alleged action in an official capacity as a director, officer, employee or agent or in any other capacity while serving as a director, officer, employee or agent, shall be indemnified and held harmless by the Corporation to the full extent authorized by the Delaware General Corporation law, as the same exists or may hereinafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than said law permitted the Corporation to provide prior to such amendment), or by other applicable law as then in effect, against all expense, liability and loss (including attorney’s fees, judgments, fines, ERISA excise taxes or penalties and amounts to be paid in settlement) actually and reasonably incurred or suffered by such indemnitee in connection therewith and such indemnification shall continue as to an indemnitee who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the indemnitee’s heirs, executors and administrators, provided, however, that except as provided in Section 2 of this Article XVII with respect to proceedings seeking to enforce rights to indemnification, the Corporation shall indemnify any such indemnitee seeking indemnification in connection with a proceeding (or part thereof) initiated by such indemnitee only if such proceeding (or part thereof) was authorized by the Board of Directors of the Corporation. The right to indemnification conferred in this Section shall be a contract right and shall include the right to be paid by the Corporation the expenses incurred in defending any such proceeding in advance of its final disposition (hereinafter an “advancement of expenses”); provided, however, that, if the Delaware General Corporation Law requires, an advancement of expenses incurred by an indemnitee in his or her capacity as a director or officer (and not in any other capacity in which service was or is rendered by such indemnitee while a director or officer, including, without limitation, service to an employee benefit plan) shall be made only upon provision to the Corporation of an undertaking, by or on behalf of such indemnitee, to repay all amounts so advanced if it shall ultimately be determined that such indemnitee is not entitled to be indemnified under this Section 1, or otherwise.

Right of Indemnitee to Bring Suit. If a claim under Section 1 of this Article XVII is not paid in full by the Corporation within sixty days after a written claim has been received by the Corporation, except in the case of a claim for an advancement of expenses, in which case the applicable period shall be twenty days, the indemnitee may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim and, to the extent successful in whole or in part, the indemnitee shall be entitled to be paid also the expense of prosecuting such suit. The indemnitee shall be presumed to be entitled to indemnification under this Article an advancement of expenses where the required undertaking, if any is required, has been tendered to the Corporation), and thereafter the Corporation shall have the burden of proof to overcome the presumption that the indemnitee is not so entitled. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel or its stockholders) to have made a determination prior to the commencement of such suit that indemnification of the indemnitee is proper in the circumstances nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel or its stockholders) that the indemnitee is not entitled to indemnification shall be a defense to the suit or create a presumption that the indemnitee is not so entitled.

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

ARTICLE XVI

AMENDMENTS

Section 1. These By-Laws may be altered or repealed at any Regular Meeting of the stockholders or at any Special Meeting of the stockholders at which a quorum is present or represented, provided notice of the proposed alteration or repeal be contained in the notice of such Special Meeting, by the affirmative vote of a majority of the stock entitled to vote at such Meeting and present or represented thereat, or except as provided in Section 2 hereof, by the affirmative vote of a majority of the Board of Directors at any Regular Meeting of the Board or at any Special Meeting of the Board if notice of the proposed alteration or repeal be contained in the notice of such Special Meeting; provided, however, that the provisions of Section 5 of Article II, Section 2 of Article III, Article VII and this Article XVIII, insofar as they relate to the rights of the holders of the Corporation’s Preferred Stock, may not be amended without the affirmative vote of the holders of majority of such Preferred Stock voting separately as a class.

Section 2. The Corporation, by action of the Board of Directors, has expressly elected not to be governed by Section 203 of the Delaware General Corporation Law. This Section 2 of Article XVIII shall not be amended by the Board of Directors.

EXHIBIT (10)(a)

ENGELHARD CORPORATION

$450,000,000

AMENDED AND RESTATED CREDIT AGREEMENT

Dated as of May 6, 2004

Amending and Restating the

364-Day Credit Agreement

dated as of May 11, 2001,

as amended and restated as of

May 10, 2002

and May 8, 2003

JPMORGAN CHASE BANK,

as Administrative Agent,

BANK OF TOKYO-MITSUBISHI TRUST COMPANY,

as Documentation Agent,

and

ABN-AMRO BANK N.V.,

as Syndication Agent

____________________________________

J.P. MORGAN SECURITIES INC.,

as Lead Arranger and Book Manager

41

AMENDED AND RESTATED CREDIT AGREEMENT dated as of May 6, 2004 (this “Amendment and Restatement”) amending and restating the 364-DAY CREDIT AGREEMENT dated as of May 11, 2001, as amended and restated as of May 10, 2002 and May 8, 2003 (the “Credit Agreement”), among ENGELHARD CORPORATION, a Delaware corporation (hereinafter called the “Company”), the Banks party thereto, JPMORGAN CHASE BANK, as Administrative Agent (hereinafter, in such capacity, together with any successor thereto in such capacity, the “Administrative Agent”), BANK OF TOKYO-MITSUBISHI TRUST COMPANY, as Documentation Agent (hereinafter, in such capacity, together with any successor thereto in such capacity, the “Documentation Agent”), and ABN-AMRO BANK N.V., as Syndication Agent (hereinafter, in such capacity, together with any successor thereto in such capacity, the “Syndication Agent”).

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

SECTION 1. Amendment and Restatement. Upon the effectiveness of this Amendment and Restatement as provided in Section 3 below, the Credit Agreement shall be amended and restated in the form in which it shall exist immediately prior to such effectiveness, but with the caption set forth above and the following revisions:

(a) The first paragraph following the caption to the Credit Agreement is hereby amended by (i) inserting “and May 8, 2003” after the clause “which was amended and restated as of May 10, 2002”.

(b) The reference to $400,000,000 in the preamble to the Credit Agreement, and each other reference thereto throughout the Credit Agreement, shall be deleted and replaced with a reference to $450,000,000.

(c) Section 1.02 of the Credit Agreement is hereby amended by deleting each reference therein to “December 31, 2002” and replacing it with a reference to “December 31, 2003”.

(d) Section 7 of the Credit Agreement is hereby amended as follows:

                    (i) Section 7.04 of the Credit Agreement is hereby amended by deleting the reference therein to “December 31, 2002” and replacing it with a reference to “December 31, 2003”.

                    (ii) Section 7.05 of the Credit Agreement is hereby amended by deleting the reference therein to “December 31, 2002” and replacing it with a reference to “December 31, 2003”.

(e) Section 11 of the Credit Agreement is hereby amended by inserting new Section 11.14, which shall read as follows:

11.14 USA Patriot Act. Each Bank hereby notifies the Borrower that pursuant to the requirements of the USA Patriot Act (Title III of Pub. L. 107-56 (signed into law October 26, 2001)) (the “Act”), it is required to obtain, verify and record information that identifies the Borrower, which information includes the name and address of the Borrower and other information that will allow such Bank to identify the Borrower in accordance with the Act.

(f) Effective Date. From and after the Effective Date (as defined below), all references in the Credit Agreement to “the date hereof’ or other words or phrases of similar import, shall be deemed references to the date of this Amendment and Restatement.

(g) Exhibits. Each reference to “May 8, 2003” in the Exhibits to the Credit Agreement is hereby deleted and replaced with a reference to “May 6, 2004”.

(h) Schedule I. Schedule I to the Credit Agreement is hereby deleted and Schedule I hereto is inserted in its place.

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

SECTION 3. Conditions to Effectiveness. This Amendment and Restatement shall become effective on the date hereof (the “Effective Date”) subject to the following conditions precedent:

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

SECTION 4. Agreement. Except as specifically stated herein, the provisions of the Credit Agreement are and shall remain in full force and effect. As used therein, the terms “Credit Agreement”, “this Agreement”, “herein”, “hereunder”, “hereinafter”, “hereto”, “hereof’

and words of similar import shall, unless the context otherwise requires, refer to the Credit Agreement as amended hereby.

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

                                           ENGELHARD CORPORATION,

by:	/s/ Mac C.P. Mak

Name: Mac C.P. Mak Title: Treasurer
45
SCHEDULE I ALLOCATIONS AND LENDERS

Institution	Title	Allocations

JPMorgan Chase Bank	Administrative Agent	$ 35,000,000

ABN-AMRO Bank N.V	Syndication Agent	35,000,000

Bank of Tokyo-Mitsubishi Trust Company	Documentation Agent	35,000,000

Bank of America, N.A	Managing Agent	30,000,000

Commerzbank AG, New York and Grand Cayman Branches	Managing Agent	30,000,000

Mellon Bank, N.A	Managing Agent	30,000,000

The Bank of Novia Scotia	Bank	20,000,000

Citibank, N.A	Bank	20,000,000

Mizuho Corporate Bank, Ltd.	Bank	20,000,000

Sumitomo Mitsui Banking Corporation	Bank	20,000,000

SunTrust Bank	Bank	20,000,000

Wachovia Bank, N.A	Bank	20,000,000

Banca Popolare di Milano, NY Branch	Bank	15,000,000

The Bank of New York	Bank	15,000,000

Bank One, NA	Bank	15,000,000

ING Bank N.V., Dublin Branch	Bank	15,000,000

Banca Intesa S.p.A., New York Branch	Bank	15,000,000

Keybank National Association	Bank	15,000,000

National City Bank	Bank	15,000,000

Norddeutsche Landesbank Girozentrale New York	Bank	15,000,000
and/or Cayman Islands Branch

WestLB AG	Bank	15,000,000

TOTAL		$ 450,000,000

46
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	May 7, 2004	/s/ Barry W. Perry

Barry W. Perry Chairman and Chief Executive Officer

47

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	May 7, 2004	/s/ Michael A. Sperduto

Michael A. Sperduto Vice President and Chief Financial Officer

48

EXHIBIT (32)

Section 1350 Certifications of
Chief Executive Officer and Chief Financial Officer

        The undersigned, Barry W. Perry, Chairman and Chief Executive Officer of Engelhard Corporation (the “Company”), and Michael A. Sperduto, Vice President and Chief Financial Officer of the Company, each hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2004 (the “Report”) (1) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

Date:	May 7, 2004	/s/ Barry W. Perry

Barry W. Perry Chairman and Chief Executive Officer

Date:	May 7, 2004	/s/ Michael A. Sperduto

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