Form 10-Q
period 2004-06-30
ENGELHARD CORP
filed 2004-08-06
CIK 352947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at July 30, 2004

$1 par value	124,378,914

PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements

Engelhard Corporation Condensed Consolidated Statements of Earnings (Thousands, except per-share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net sales	$1,107,775	$929,358	$2,147,807	$1,759,797
Cost of sales	938,034	766,461	1,818,710	1,447,339

Gross profit	169,741	162,897	329,097	312,458
Selling, administrative and other expenses	96,594	88,400	191,443	180,569
Special charge/(credit), net	–	7,802	–	(11,978)

Operating earnings	73,147	66,695	137,654	143,867
Equity in earnings of affiliates	8,364	7,539	13,303	13,177
Interest income	1,354	1,123	2,319	1,716
Interest expense	(5,917)	(5,876)	(11,788)	(12,026)

Earnings before income taxes	76,948	69,481	141,488	146,734
Income tax expense	8,953	15,447	23,152	33,764

Net earnings before cumulative effect of a change
in accounting principle, net of tax	67,995	54,034	118,336	112,970
Cumulative effect of a change in accounting principle,
net of tax of $1,390	–	–	–	(2,269)

Net earnings	$67,995	$54,034	$118,336	$110,701

Earnings per share - basic:
Earnings before cumulative effect of a change in
accounting priniciple	$0.55	$0.43	$0.96	$0.90
Cumulative effect of a change in accounting principle,
net of tax	–	–	–	(0.02)

Earnings per share - basic	$0.55	$0.43	$0.96	$0.88

Earnings per share - diluted:
Earnings before cumulative effect of a change in
accounting priniciple	$0.54	$0.43	$0.94	$0.89
Cumulative effect of a change in accounting principle,
net of tax	–	–	–	(0.02)

Earnings per share - diluted	$0.54	$0.43	$0.94	$0.87

Cash dividends paid per share	$0.11	$0.10	$0.22	$0.20

Average number of shares outstanding - basic	123,650	125,261	123,904	126,067

Average number of shares outstanding - diluted	126,040	127,078	126,202	127,566

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Engelhard Corporation
Condensed Consolidated Balance Sheets
(Thousands)
(Unaudited)

	June 30,	December 31,
	2004	2003
Cash	$ 140,598	$ 87,889
Receivables, net	431,861	400,043
Committed metal positions	332,621	350,163
Inventories	442,747	442,787
Other current assets	127,258	112,678

Total current assets	1,475,085	1,393,560
Investments	169,703	158,664
Property, plant and equipment, net	865,582	880,822
Goodwill	280,512	275,121
Other intangible and noncurrent assets	211,023	224,836

Total assets	$3,001,905	$2,933,003

Short-term borrowings	$ 9,701	$ 68,275
Accounts payable	307,547	296,979
Hedged metal obligations	302,001	295,821
Other current liabilities	279,564	286,940

Total current liabilities	898,813	948,015
Long-term debt	441,701	390,565
Other noncurrent liabilities	303,956	309,024
Shareholders' equity	1,357,435	1,285,399

Total liabilities and shareholders' equity	$3,001,905	$2,933,003

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Engelhard Corporation
Condensed Consolidated Statements of Cash Flows
(Thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net earnings	$118,336	$110,701
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	62,113	61,775
Amortization of intangible assets	1,845	1,649
Equity results, net of dividends	(3,356)	(4,200)
Net change in assets and liabilities:
Materials Services related	24,950	267,789
All other	(30,502)	880

Net cash provided by operating activities	173,386	438,594

Cash flows from investing activities
Capital expenditures	(44,591)	(39,934)
Proceeds from investments	1,988	7,063
Acquisitions and other investments	(6,240)	–

Net cash used in investing activities	(48,843)	(32,871)

Cash flows from financing activities
Repayment of short-term borrowings	(58,574)	(218,563)
Decrease in hedged metal obligations	(3,777)	(209,601)
Proceeds from issuance of long-term debt	51,136	147,658
Purchase of treasury stock	(51,123)	(74,714)
Cash from exercise of stock options	19,200	11,011
Dividends paid	(27,335)	(25,280)

Net cash used in financing activities	(70,473)	(369,489)
Effect of exchange rate changes on cash	(1,361)	11,499

Net increase in cash	52,709	47,733
Cash at beginning of year	87,889	48,246

Cash at end of period	$140,598	$95,979

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Engelhard Corporation
Business Segment Information
(Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net Sales
Environmental Technologies	$224,209	$209,153	$462,646	$422,693
Process Technologies	159,214	139,833	291,434	258,353
Appearance and Performance Technologies	185,238	175,190	351,531	334,386

Technology segments	568,661	524,176	1,105,611	1,015,432
Materials Services	525,153	394,485	1,016,252	723,442
All Other	13,961	10,697	25,944	20,923

Total net sales	$1,107,775	$929,358	$2,147,807	$1,759,797

Operating Earnings
Environmental Technologies	$32,755	$31,489	$69,744	$56,066
Process Technologies	23,066	24,571	39,362	38,091
Appearance and Performance Technologies	23,806	18,613	38,857	37,196

Technology segments	79,627	74,673	147,963	131,353
Materials Services	2,754	3,031	6,122	7,484
All Other	(9,234)	(11,009)	(16,431)	5,030

Total operating earnings	73,147	66,695	137,654	143,867
Equity in earnings of affiliates	8,364	7,539	13,303	13,177
Interest income	1,354	1,123	2,319	1,716
Interest expense	(5,917)	(5,876)	(11,788)	(12,026)

Earnings before income taxes	76,948	69,481	141,488	146,734
Income tax expense	8,953	15,447	23,152	33,764

Net earnings before cumulative effect of a change in
accounting principle, net of tax	67,995	54,034	118,336	112,970
Cumulative effect of a change in accounting
principle, net of tax of $1,390	—	—	—	(2,269)

Net earnings	$67,995	$54,034	$118,336	$110,701

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 — Basis of Presentation

        The unaudited condensed consolidated financial statements of Engelhard Corporation and subsidiaries (the “Company”) contain all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2003 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 — Special Charges and Credits

        In the second quarter of 2003, the Company recorded a charge of $7.8 million ($4.8 million after tax) for the fair value of the remaining lease costs of certain mineral-storage facilities no longer needed because of productivity initiatives. As of June 30, 2003, the Company’s Appearance and Performance Technologies segment had ceased using these facilities and, accordingly, a provision for the fair value of remaining lease costs was reported in the “Special charge/(credit), net” line in the “Condensed Consolidated Statements of Earnings.”

        In the first quarter of 2003, the Company entered into a settlement agreement, releasing a claim the Company had brought against Research Corporation and Research Corporation Technologies in exchange for payment of $38.0 million. Accordingly, the Company recorded a gain of $28.4 million ($17.6 million after tax) in the first quarter of 2003, net of legal fees and the portion of the settlement related to future royalties. This gain was included in the Company’s “All Other” category and in the “Special charge/(credit), net” line in the “Condensed Consolidated Statements of Earnings.” By way of background, on October 29, 2002, a jury in the New York County Supreme Court awarded the Company $29.8 million in damages, plus interest, in a breach of contract action the Company brought against Research Corporation and Research Corporation Technologies in 1998. The jury found that the defendants did not share with the Company all royalties to which the Company was entitled under a royalty-sharing agreement it entered into with Research Corporation in 1979.

        Also in the first quarter of 2003, the Company recorded charges totaling $8.7 million ($5.6 million after tax) primarily related to a management consolidation and productivity initiative in the Environmental and Process Technologies segments and within the “All Other” category. The amounts of $5.3 million ($3.5 million after tax), $2.6 million ($1.6 million after tax) and $0.8 million ($0.5 million after tax) were reported in the Environmental Technologies segment, the Process Technologies segment and the “All Other” category, respectively. These charges are included in the “Special charge/(credit), net” line in the “Condensed Consolidated Statements of Earnings.”

        In the Environmental Technologies segment, the charge of $5.3 million primarily relates to the closure of the segment’s Coleford, United Kingdom plant ($2.8 million) and employee severance costs related to productivity initiatives ($2.5 million). The employee severance charges included an actual reduction of 96 salaried and eight hourly employees. As a result of closing this plant, the segment has outsourced the canning operations associated with this business. The closure resulted in an impairment charge of $1.5 million to write down fixed assets and other exit-related costs of $1.3 million.

        In the Process Technologies segment, the charge of $2.6 million primarily relates to employee severance and the termination of an agency agreement associated with sales to the chemical-process market. The employee severance charges relate to the reduction of 13 salaried employees. Selling activities associated with the termination of the agency agreement will be covered by the segment’s internal sales force.

        In the “All Other” category, the charge of $0.8 million was for employee severance costs related to the actual reduction of six salaried employees.

        The actions undertaken by the Company in relation to these special charges are substantially complete.

Note 3 — Accounting for Asset Retirement Obligations

        The Company’s asset retirement obligations primarily relate to kaolin mining operations of its Appearance and Performance Technologies segment. In order to provide kaolin-based products to the Company’s customers and the Process Technologies segment, the Company engages in kaolin mining operations. The kaolin mining process includes exploration, topsoil and overburden removal, extraction of kaolin and the subsequent reclamation of mined areas. The Company has a legal obligation to reclaim mined areas under state regulations. Prior to adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations,” the Company expensed reclamation costs as the mined areas were reclaimed.

        At January 1, 2003, the Company recognized transition amounts for existing asset retirement obligation liabilities, associated capitalizable costs and accumulated depreciation. A transition charge of $3.7 million ($2.3 million after tax or $0.02 per share on a diluted basis) was recorded on January 1, 2003 as the cumulative effect of an accounting change.

        The following table represents the change in the Company’s asset retirement obligation liability (in millions):

	June 30, 2004	June 30, 2003
Balance at beginning of year	$10.5	$—
Liability recognized in transition	—	7.1
Accretion expense	0.3	0.2
Payments	(0.6)	(0.3)

Asset retirement obligation at end of period	$10.2	$7.0

Note 4 — Inventories

        Inventories consist of the following (in millions):

	June 30, 2004	December 31, 2003
Raw materials	$113.8	$121.3
Work in process	51.5	48.1
Finished goods	260.6	256.2
Precious metals	16.8	17.2

Total inventories	$442.7	$442.8

        The majority of the Company’s physical metal is carried in the committed metal positions line on the balance sheet at fair value with the remainder carried in the inventory line at historical cost. The inventory portion of precious metals is stated at LIFO cost. The market value of the precious metals recorded at LIFO exceeded cost by $68.8 million and $52.8 million at June 30, 2004 and December 31, 2003, respectively.

        In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms. Metals held for the accounts of customers and suppliers are not reflected in the Company’s financial statements.

Note 5 — Comprehensive Income

        Comprehensive income is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net earnings	$68.0	$54.0	$118.3	$110.7
Other comprehensive income/(loss):
Foreign currency translation adjustment	0.1	18.9	0.6	30.3
Cash flow derivative adjustment, net of tax	(0.2)	–	1.2	0.1
Investment adjustment, net of tax	(0.1)	(0.2)	(0.4)	(0.2)

Comprehensive income	$67.8	$72.7	$119.7	$140.9

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

Note 6 — Earnings Per Share

        SFAS No. 128 “Earnings Per Share” specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share (EPS). The following table represents the computation of basic and diluted EPS as required by SFAS No. 128:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data):	2004	2003	2004	2003
Basic EPS Computation
Net earnings applicable to common shares	$68.0	$54.0	$118.3	$110.7

Average number of shares outstanding - basic	123.7	125.3	123.9	126.1

Basic earnings per share	$0.55	$0.43	$0.96	$0.88

Diluted EPS Computation
Net earnings applicable to common shares	$68.0	$54.0	$118.3	$110.7

Average number of shares outstanding - basic	123.7	125.3	123.9	126.1
Effect of dilutive stock options and other incentives	2.3	1.8	2.3	1.5

Average number of shares outstanding - diluted	126.0	127.1	126.2	127.6

Diluted earnings per share	$0.54	$0.43	$0.94	$0.87

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

        The Company documents all relationships between derivative hedging instruments and items impacted by cash flow hedges at the time the hedges are initiated, as well as its risk-management strategies for entering into various hedge transactions. For the three- and six-month periods ended June 30, 2004 and 2003, there was no gain or loss recognized in earnings resulting from hedge ineffectiveness.

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

Interest Rate Derivatives

        The Company uses interest rate derivatives that are designated as fair value hedges to help achieve its fixed and floating rate debt objectives. The Company currently has two interest rate swap agreements with a total notional value of $100 million maturing in August 2006, three interest rate swap agreements with a total notional value of $150 million maturing in May 2013, and two additional interest rate swap agreements with a total notional value of $120 million maturing in June 2028. These agreements effectively change fixed-rate debt obligations into floating rate debt obligations. The total notional values and maturity dates of these agreements are equal to the face values and maturity dates of the related debt instruments. For these fair value hedges, there was no gain or loss recognized from hedged firm commitments no longer qualifying as fair value hedges for the three- and six-month periods ended June 30, 2004 and 2003.

        In March 2004, the Company entered into an additional interest rate derivative contract. This derivative, referred to as a Forward-Rate Agreement (FRA), economically hedged our interest rate exposure for the May 15, 2004 LIBOR rate reset under a pre-existing interest rate swap agreement. This FRA is marked-to-market with the gain/loss being reflected in earnings.

        In June 2004, the Company entered into two additional FRA contracts, which economically hedged our interest rate exposure for the December 1, 2004 LIBOR rate reset under a pre-existing interest rate swap agreement. This FRA is marked-to-market with the gain/loss being reflected in earnings.

Net Investment Hedges

        In April 2004, the Company issued five-year term, 5.5 billion Japanese yen notes (approximately $50 million) with a coupon rate of 1.1%. These notes are designated as an effective net investment hedge of a portion of the Company’s yen-denominated investments. As such, any foreign currency gains and losses resulting from these notes are accounted for as a component of other comprehensive income.

Note 8 — Guarantees and Warranties

        In the normal course of business, the Company incurs obligations with regard to contract completion and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit. At June 30, 2004, the aggregate outstanding amount of letters of credit supporting such obligations amounted to $47.5 million, of which $43.2 million will expire in less than one year, $4.1 million will expire in two to three years, $0.1 million will expire in four to five years and $0.1 million will expire after five years. In the opinion of management, such obligations will not significantly affect the Company’s financial position or results of operations as the Company anticipates fulfilling its performance obligations.

        The Company accrues for anticipated product warranty expenses on certain products. Accruals for anticipated warranty liabilities are recorded based upon a review of historical warranty claims experience. Adjustments are made to accruals as claim data and historical experience warrant. The Company’s accrual comprises warranty liabilities within the industrial business of the Environmental Technologies segment.

        The change in the Company’s product warranty reserves is as follows (in millions):

	June 30, 2004	June 30, 2003
Balance at beginning of year	$10.0	$11.1
Payments	(2.7)	(3.3)
Provision	3.2	1.3

Balance at end of period	$10.5	$9.1

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

        The following information relates to acquired amortizable intangible assets (in millions):

	As of June 30, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Amortizable Intangible Assets
Usage rights	$20.0	$5.0	$20.7	$4.5
Supply agreements	17.4	5.2	17.9	4.7
Technology licenses	8.6	3.1	8.6	2.6
Other	3.7	2.2	3.7	2.1

Total	$49.7	$15.5	$50.9	$13.9

        Total accumulated amortization for goodwill and other intangible assets amounted to $82.0 million and $80.2 million at June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004, the estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Estimated Annual Amortization Expense:
2004	$ 3.7
2005	3.7
2006	3.5
2007	3.5
2008	3.4

        The following table represents the changes in the carrying amount of goodwill for the six-month period ended June 30, 2004 (in millions):

	Environmental Technologies	Process Technologies	Appearance & Performance Technologies	All Other	Total

Balance as of January 1, 2004	$13.7	$107.5	$153.4	$0.5	$275.1
Goodwill additions	5.6	–	–	–	5.6
Foreign currency translation adjustment	–	0.1	0.4	–	0.5

Other	–	–	(0.7)	–	(0.7)

Balance as of June 30, 2004	$19.3	$107.6	$153.1	$0.5	$280.5

Note 10 — Committed Metal Positions and Hedged Metal Obligations

        Both spot metal positions and derivative instruments are stated at fair value. Fair value is based on relevant published market prices. The following table sets forth the Company’s unhedged metal positions included in the committed metal positions line on the Company’s “Condensed Consolidated Balance Sheets”:

Metal Positions Information (in millions):

	June 30, 2004		December 31, 2003
	Net Position	Value	Net Position	Value
Platinum group metals	Long	$ 4.9	Long	$ 10.1
Gold	Short	0.7	Long	0.7
Silver	Short	0.3	Short	0.6
Base metals	Long	10.0	Long	2.0

Total unhedged metal positions		$ 15.9		$ 13.4

        Committed metal positions may include significant advances made for the purchase of precious metals delivered to the Company, but for which final purchase price has not yet been determined. As of June 30, 2004, all such contracts have been final priced and settled.

        At June 30, 2004 and December 31, 2003, hedged metal obligations relating to 691,517 and 734,845 troy ounces of gold, respectively, were outstanding. These quantities were sold short on a spot basis generating cash approximating $271 million and $275 million, respectively, for the financing of trading operations. These spot sales were hedged with forward purchases for the same number of ounces at an average price of $391.47 at June 30, 2004 and $374.00 at December 31, 2003. Unless a forward counterparty failed to perform, there was no risk of loss in the event prices rose. All counterparties for such transactions are investment grade.

        Derivative metal and foreign currency instruments are used to hedge metal positions and obligations. As of June 30, 2004, 98.3% of these instruments have settlement terms of less than one year, with the remaining instruments expected to settle within 37 months. These derivative metal and foreign currency instruments consist of the following:

Metal Hedging Instruments (in millions):

	June 30, 2004		December 31, 2003
	Buy	Sell	Buy	Sell
Metal forwards/futures	$671.5	$669.3	$848.4	$719.4
Eurodollar futures	20.3	147.2	43.1	127.4
Swaps	16.5	6.3	19.7	5.4
Options	21.9	–	33.6	14.6
Foreign exchange forwards/futures - Japanese yen	–	114.2	–	97.3
Foreign exchange forwards/futures - Euro	–	25.3	–	37.9
Foreign exchange forwards/futures - Other	1.9	–	3.4	–

Note 11 — New Accounting Pronouncements

        In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” an amendment of FASB statements No. 87, 88 and 106. This Statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement and recognition of those plans required by FASB Statements No. 87, 88 and 106. This Statement retains the disclosure requirements contained in the original Statement No. 132. It requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit plans and other defined benefit postretirement plans. This Statement is effective for financial statements with fiscal years ending after December 15, 2003, except for the disclosure of estimated future benefit payments and information about foreign plans which is effective for fiscal years ending after June 15, 2004. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The Company adopted this Statement in December 2003 and has incorporated the required quarterly disclosure provisions that are effective as of June 30, 2004 into these consolidated financial statements (see Note 13, “Benefits”).

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

        In May of 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP supersedes FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Company had made a one-time election under FSP No. 106-1 to defer accounting for the effects of the Act until specific authoritative guidance was issued on how to account for the federal subsidy. FSP No. 106-2 provides guidance on the accounting for the effects of the Act, and requires employers that sponsor postretirement prescription drug benefits to make certain disclosures regarding the effect of the federal subsidy provided by the Act. Based on a review of our current plan design and consultations with our actuaries, the Company believes that its postretirement prescription drug benefits are actuarially equivalent to Medicare Part D and that it will qualify for the federal subsidy. As a result, the Company has early adopted the provisions of FSP No. 106-2 as of the quarter ended June 30, 2004 and has incorporated the required disclosure provisions into these consolidated financial statements (see Note 13, “Benefits”).

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

	Three Months Ended June 30,		Six Months Ended June 30,
Pro Forma Information (in millions, except per share-data):	2004	2003	2004	2003
Net earnings - as reported	$68.0	$54.0	$118.3	$110.7
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of tax	(1.4)	(1.4)	(3.7)	(2.8)

Net earnings - pro forma	$66.6	$52.6	$114.6	$107.9

Earnings Per Share:
Basic earnings per share - as reported	$0.55	$0.43	$0.96	$0.88
Basic earnings per share - pro forma	0.54	0.42	0.92	0.86
Diluted earnings per share - as reported	0.54	0.43	0.94	0.87
Diluted earnings per share - pro forma	0.53	0.41	0.91	0.85

Note 13 — Benefits

        The Company has domestic and foreign pension plans covering substantially all employees. The Company also provides post-employment and postretirement benefits to certain eligible employees. The components of net periodic benefit cost for the six-month periods ended June 30, 2004 and 2003 are shown in the following table:

Net Periodic Benefit Cost (in millions):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$11.1	$9.2	$1.9	$1.7
Interest cost	19.0	17.2	4.4	4.7
Expected return on plan assets	(24.1)	(21.0)	–	–
Amortization of prior service cost	1.6	1.0	(1.1)	(3.0)
Recognized actuarial loss	5.4	4.3	0.7	0.5

Net periodic benefit cost	$13.0	$10.7	$5.9	$3.9

        The Company does not anticipate any changes to the pension contribution amounts previously disclosed in the Company’s 2003 Form 10-K.

        In accordance with FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company revalued the benefit obligation and determined that the reduction in the accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service is $15 million. The Company now expects the full-year net periodic postretirement benefit cost to be $11.3 million. This amount includes a reduction of $1.6 million from prior estimates, as a result of accounting for the effect of the subsidy, of which $0.6 million is reflected in the three-month period ended June 30, 2004.

        The Company incurred benefit payments of $5.8 million for the six-month period ended June 30, 2004. Expected future benefit payments, including prescription drug benefits, are as follows (in millions):

Year
2004 (July 1 through December 31)	$ 5.8
2005	11.5
2006	11.4
2007	11.3
2008	11.1
2009 through 2013	51.5

        The Company expects the following reimbursements under the subsidy portion of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (in millions):

Year
2004 (July 1 through December 31)	$ –
2005	–
2006	1.7
2007	1.9
2008	1.9
2009 through 2013	9.2

Note 14 — Supplemental Information

        The following table presents certain supplementary information to the Company’s “Condensed Consolidated Statements of Cash Flows”:

Supplementary Cash Flow Information (in millions):

	Six Months Ended June 30,
	2004	2003
Materials Services related:
Change in assets and liabilities - source/(use):
Receivables	$(10.8)	$11.8
Committed metal positions	(65.4)	263.3
Inventories	–	1.0
Other current assets	0.4	(1.1)
Accounts payable	104.5	18.3
Other current liabilities	(3.7)	(25.5)

Net cash flows from changes in assets and liabilities	$25.0	$267.8

All Other:
Change in assets and liabilities - source/(use):
Receivables	$(23.9)	$27.4
Inventories	(2.5)	(3.5)
Other current assets	1.8	8.8
Other noncurrent assets	5.5	(0.9)
Accounts payable	0.4	(36.5)
Other current liabilities	(9.5)	13.8
Noncurrent liabilities	(2.3)	(8.2)

Net cash flows from changes in assets and liabilities	$(30.5)	$0.9

Note 15 — Other Matters

        The Company is involved in a value-added tax dispute in Peru. Management believes the Company was targeted by corrupt officials within a former Peruvian government. On December 2, 1999, Engelhard Peru, S.A., a wholly owned subsidiary, was denied refund claims of approximately $28 million. The Peruvian tax authority also determined that Engelhard Peru, S.A. is liable for approximately $63 million in refunds previously paid, fines and interest as of December 31, 1999. Interest and fines continue to accrue at rates established by Peruvian law. The Peruvian Tax Court ruled on February 11, 2003 that Engelhard Peru, S.A. was liable for these amounts, overruling precedent to apply a “form over substance” theory without any determination of fraudulent participation by Engelhard Peru, S.A. As part of its efforts to vigorously contest this determination, Engelhard Peru, S.A. filed a constitutional action against the Peruvian Tax agency and Tax Court. On May 3, 2004, the judge in this action ruled that none of the findings of the Peruvian tax authorities were properly applicable to Engelhard Peru, S.A. based on several grounds, including improper use of a presumption of guilt with no actual proof of irregularity in the transactions of Engelhard Peru, S.A. The government of Peru has appealed this decision. Management believes, based on consultation with counsel, that Engelhard Peru, S.A. is entitled to all refunds claimed and is not liable for any additional taxes, fines or interest. In late October 2000, a criminal proceeding alleging tax fraud and forgery related to this value-added tax dispute was initiated against two Lima-based officials of Engelhard Peru, S.A. Although Engelhard Peru, S.A. is not a defendant, it may be civilly liable in Peru if its representatives are found responsible for criminal conduct. In its own investigation, and in detailed review of the materials presented in Peru, management has not seen any evidence of tax fraud by these officials. Accordingly, Engelhard Peru, S.A. is assisting in the vigorous defense of this proceeding. Management believes the maximum economic exposure is limited to the aggregate value of all assets of Engelhard Peru, S.A. That amount, which is approximately $30 million, including unpaid refunds, has been fully provided for in the accounts of the Company.

Note 16 – Income Taxes

        In respect of recurring worldwide business operations, the Company’s effective tax rate (“ETR”) is estimated to be 22% based upon current tax laws. On occasion, however, there are nonrecurring events that will impact the ETR. These one time events, which can be either favorable or unfavorable, will be reflected in the quarter in which the event occurs consistent with applicable accounting principles. During the quarter ended June 30, 2004, the Company recorded a favorable impact ($8 million reduction of tax expense) resulting from an agreement with the Internal Revenue Service (“IRS”) relating to the audit of the Company’s tax returns for 1998, 1999 and 2000. Accordingly, the favorable adjustment relating to the agreement with the IRS will reduce the Company’s ETR below its normal level for the year. The Company is not aware of any further material adjustments that would affect its ETR for the remainder of the year but it cannot preclude the possibility that such an event may occur.

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

        One of the strengths of the Company is that its segments serve diverse markets, which is important for assessing the variability of future cash flows. The following economic comments also provide a useful context for evaluating the Company’s performance: (1) worldwide auto builds continue to be relatively flat, albeit at fairly high levels – industry growth for auto-emission catalysts will benefit from tougher environmental regulation throughout the world over the next 5-10 years as well as developing economies, especially new Asian production; (2) more stringent diesel-emission regulations are being phased in, affording the Company additional opportunities for catalyst solutions; (3) worldwide petroleum refineries are operating close to capacity generating demand for the extra yields provided by Engelhard’s advanced fluid cracking catalysts and performance additives; (4) markets for effect pigments and colors in cosmetics, personal care, auto finishes and coatings have remained positive during the recent economic downturns and tend to be less cyclical; (5) although there are signs of recovery, there has been little change in chemical industry customers’ continued ability to delay large replacement catalyst orders and the related demand for platinum-group-metal refining services; (6) the coated, free-sheet paper market is strengthening, but pricing continues to negatively impact the Company; and (7) margins related to the supply of metal to industrial customers are low because of changes in pricing and supply arrangements.

Comparison of the Second Quarter of 2004
with the Second Quarter of 2003

        Net earnings increased to $68.0 million in the second quarter of 2004 compared with $54.0 million in the same period of 2003. Operating earnings for the second quarter of 2004 increased 10% to $73.1 million from $66.7 million in the same period of 2003. Total Company operating results were mixed as higher operating earnings from the Environmental Technologies segment, Appearance and Performance Technologies segment and the “All Other” category were partially offset by modestly lower operating earnings from the Process Technologies segment and Materials Services segment. Also, operating earnings for the second quarter of 2003 included a charge of $7.8 million ($4.8 million after tax) for the fair value of the remaining lease costs of certain mineral-storage facilities that the Company ceased to use.

        During the quarter ended June 30, 2004, the Internal Revenue Service (“IRS”) completed its examination of the Company’s 1998, 1999 and 2000 tax returns. The Company has formally agreed to the adjustments proposed by the IRS. In light of this activity, the Company has adjusted its tax reserves relating to these periods, resulting in a reduction of $8 million of tax expense.

        In respect to another tax matter affecting the Company, The World Trade Organization has ruled that the extraterritorial income (“ETI”) exclusion, which provides the Company with a tax benefit based on export sales, is a prohibited export subsidy. As a result, ETI rules are presently under reconsideration by Congress and the repeal of this benefit in the near term is likely. In fiscal year 2003, export benefits reduced the Company’s effective tax rate by approximately three percentage points. It is not possible to predict at this time the eventual outcome of this matter and the impact to the Company. However, if ETI is repealed and legislation that would result in comparable benefits, in whole or in part, is not enacted, the loss of the tax benefit to the Company could adversely impact the Company’s effective tax rate.

        The Company’s share of equity earnings from affiliates was $8.4 million for the second quarter of 2004 compared with $7.5 million for the same period in 2003. Higher equity earnings from N.E. Chemcat were due to stronger results in the current period from mobile-source environmental markets, absence of environmental remediation costs in 2003 and a loss on the sale of investment securities in 2003. These items were partially offset by higher earnings in 2003 from the substantially liquidated Engelhard-CLAL joint venture.

        Interest expense for the current quarter compared with the same quarter last year was unchanged at $5.9 million, as lower debt balances were offset by higher average interest rates.

        Net sales increased 19% to $1,107.8 million in the second quarter of 2004 from $929.4 million for the same period in 2003. Sales increases were reported in all segments. Higher prices and volumes of platinum-group-metal sales from the Materials Services segment were the largest contributors to the increase. Sales from the Materials Services segment include significant precious metal values, which are also included in cost of goods sold. As a result, gross margins on these sales tend to be low in relation to the gross margins generated by sales from the Company’s technology segments.

Environmental Technologies

        Operating earnings increased 4% to $32.8 million in the second quarter of 2004 from $31.5 million in the same period of 2003. Net sales for the second quarter of 2004 increased 7% to $224.2 million from $209.2 million in the same period of 2003.

        The majority of this segment’s sales are derived from technologies to control pollution from mobile sources, including gasoline- and diesel-powered passenger cars, sport-utility vehicles, trucks, buses, motorcycles and off-road vehicles. This segment’s customers are generally driven by increasingly stringent environmental regulations. The remainder of this segment’s sales are derived from products sold into a variety of industrial markets including aerospace, power generation, process industries, and utility engine manufacturers.

        Sales to mobile-source environmental markets increased $11.4 million in the second quarter of 2004 compared with the same period a year ago. Higher pass-through substrate costs and foreign currency exchange rate differences accounted for the entire increase in sales. The mobile-source diesel market is expected to be this segment’s primary growth area. Market acceptance of catalytic solutions to meet environmental regulations is key to the Company achieving its growth objectives.

        Operating earnings from mobile-source environmental markets were down 2% in the second quarter of 2004 versus the same quarter in 2003 due to the changing composition of the mix of products sold. The Company serves a wide base of customers within these markets. As changes in the mix of customers and their vehicles occur, operating earnings may be affected. For example, the composition of the catalytic solutions required will vary depending on vehicle and engine size. Profitability will be impacted by the mix of vehicle platforms as well as by the ultimate sales of particular vehicles for which the Company provides catalyst. In the mix for the current quarter, profitability from the mobile-source diesel markets increased while other mobile-source markets decreased. Additionally, improved manufacturing costs of approximately $3 million were partially offset by increased R&D and technical-support costs and increased information technology costs. Increasingly stringent environmental regulations are expected to positively impact mobile-source markets commencing in 2006. Until then, the segment will be negatively impacted by the ability of auto manufacturers to reduce the amount of catalyst employed on certain platforms and still comply with current environmental regulations, as well as the mix of vehicles produced.

        Sales derived from products sold to industrial markets increased $3.7 million in the second quarter of 2004 compared with the same period last year, as decreases in sales to the power-generation market were more than offset by increased sales to other served markets. Operating earnings from these markets improved due to an increase in gross profit from higher revenues and absence of a provision for bad debts in the prior year period of $1.2 million. The Company anticipated a decline in demand for products sold to the power-generation markets and reduced costs accordingly. The Company does not expect improved demand from the power-generation market in the near term, but has maintained the technical ability and capacity to serve this market when demand returns and will continue to manage costs accordingly.

Process Technologies

        Operating earnings decreased 6% to $23.1 million in the second quarter of 2004 from $24.6 million in the same period of 2003. Net sales for the second quarter of 2004 increased 14% to $159.2 million from $139.8 million in the same period of 2003.

        Sales of catalyst and additives to the petroleum-refining market increased $13.0 million in the second quarter of 2004 compared with the second quarter of 2003, as the Company’s Distributed Matrix Structure (DMS) technology platform continues to displace older product offerings, providing refiners with significant value through yield improvement at a premium price. Sales of refining additives significantly increased over the year-ago quarter, but represent a small portion of the segment’s revenues. Operating earnings from the petroleum-refining market were higher versus the year-ago quarter, albeit at a lower rate than the revenue increase. As demand for the Company’s DMS technology increased, the segment incurred higher costs in the quarter of approximately $2 million, reflecting higher transportation costs, and higher costs associated with production scheduling and asset utilization. Productivity initiatives focused on debottlenecking and converting capacity for displaced product offerings to DMS technology production have commenced and are expected to be completed near the end of 2004.

        Sales of catalyst to the chemical-process markets increased $6.4 million in the second quarter of 2004 compared with the same period in 2003. This increase was due to higher volumes, primarily of Lynx catalyst, and the impact of a stronger euro compared to the dollar, partially offset by decreased selling prices of older product offerings to the polyolefins market. Shipments to certain chemical catalyst markets tend to be large and infrequent relative to the overall operations, and, therefore the timing of shipments can cause fluctuations in revenues and operating earnings from period to period. Operating earnings in the quarter were lower versus the same period last year due to decreased prices of older product offerings to the polyolefins market of $1.6 million; higher costs for nickel of $1.2 million; and higher operating, pension and information technology expenses of approximately $2 million, partially offset by a favorable foreign exchange impact and increased Lynx volumes totaling $1.5 million. Expansion of the segment’s Tarragona, Spain facility has been completed, and the plant has begun shipping Lynx product. There are indications that the chemical-process markets are improving. So far, however, this has not translated into significantly increased orders for catalyst.

Appearance and Performance Technologies

        Operating earnings increased 28% to $23.8 million in the second quarter of 2004 from $18.6 million in the same period of 2003. The year-ago quarter included a provision of $7.8 million for the fair value of the remaining lease costs of certain mineral-storage facilities the Company ceased to use. Net sales increased 6% to $185.2 million for the second quarter of 2004 from $175.2 million in the same period of 2003.

        Sales of products from the Company’s mineral-based operations decreased 2% in the second quarter of 2004 compared with the same period of 2003. The decrease in sales is due to lower volumes of kaolin-based products to the paper market, partially offset by improved sales of kaolin-based products to specialty markets. Operating earnings from the mineral operations were up $5.6 million in the current quarter compared with the year-ago period, due to absence of the provision of $7.8 million for the fair value of the remaining lease costs of mineral-storage facilities the Company ceased to use, offset by the aforementioned impact of kaolin-based product sales. Energy costs in the current quarter were relatively flat compared with the year-ago period due to favorable hedging activity, but higher energy costs are expected for the future. The segment continues to suffer from decreased sales volumes to the paper market, primarily as a result of competitive pricing pressure. While the kaolin operations remain profitable and generate significant cash flow, the Company continues to evaluate expected cash flows from its kaolin operations in respect of the carrying value of its long-lived assets.

        Sales of non-mineral-based products to the cosmetics/personal care markets and coating markets increased 15% in the second quarter of 2004 versus the same period in 2003. These volume increases improved operating earnings approximately $4 million, which was fully offset by higher manufacturing costs in the coating markets, higher information technology costs, and the cost of productivity initiatives commenced in the quarter. The Company has identified areas of potential growth within these markets, and expects to continue to invest in and broaden its product offering. Toward that end, on July 30, 2004, the Company strengthened its position in the cosmetic and personal care markets by acquiring The Collaborative Group, Ltd., including its wholly owned subsidiary Collaborative Laboratories, Inc.

Materials Services

        Operating earnings decreased 9% to $2.8 million in the second quarter of 2004 from $3.0 million in the same period of 2003. Net sales increased 33% to $525.2 million in the second quarter of 2004 from $394.5 million in the same period of 2003.

        The increase in sales is primarily due to increased volumes and market prices of platinum group metals. However, operating earnings were down, primarily due to absence of a $9.3 million contractual benefit in the prior year, partially offset by higher profits from metal-sourcing operations, better profitability from refining operations, and lower administrative costs. The segment is continuing to experience the change that has been going on in material-sourcing markets, which involves different pricing formulas that have reduced current margins compared with historical margins. Volumes of recycled materials remain at recessionary levels.

Comparison of the First Six Months of 2004
with the First Six Months of 2003

        Net earnings increased to $118.3 million in the first six months of 2004 compared with $110.7 million in the same period of 2003. Operating earnings for the first six months of 2004 decreased 4% to $137.7 million from $143.9 million in the same period of 2003. Higher operating earnings were achieved in all technology segments, offset by lower operating earnings in the Materials Services segment and the "All Other" category. Operating earnings for the first half of 2003 included a charge of $7.8 million ($4.8 million after tax) for the fair value of the remaining lease costs of certain mineral-storage facilities the Company ceased to use, restructuring charges totaling $8.7 million ($5.6 million after tax), and a royalty settlement gain of $28.4 million ($17.6 million after tax). In the first half of 2003, the Company recorded an after-tax transition charge of $2.3 million as a cumulative effect of an accounting change associated with the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

        During the quarter ended June 30, 2004, the Internal Revenue Service (“IRS”) completed its examination of the Company’s 1998, 1999 and 2000 tax returns. The Company has formally agreed to the adjustments proposed by the IRS. In light of this activity, the Company has adjusted its tax reserves relating to these periods, resulting in a reduction of $8 million of tax expense.

        The Company’s share of equity earnings from affiliates was $13.3 million for the first half of 2004 compared with $13.2 million for the same period in 2003. Higher equity earnings from N.E. Chemcat were due to stronger results in the current period from mobile-source environmental markets, absence of environmental remediation costs in 2003 and a loss on the sale of investment securities in 2003. These items were offset by absence of earnings from the substantially liquidated Engelhard-CLAL joint venture and modestly lower Heesung results due to higher operating costs.

        Interest expense for the first half of 2004 decreased 2% to $11.8 million from $12.0 million in the same period of 2003, as higher interest rates were more than offset by lower debt balances.

        Net sales increased 22% to $2,147.8 million in the first half of 2004 from $1,759.8 million for the same period in 2003. Sales increases were reported in all segments. Higher prices and volumes of platinum-group-metal sales from the Materials Services segment were the largest contributors to the increase.

Environmental Technologies

        Operating earnings increased 24% to $69.7 million in the first six months of 2004 compared with the same period in 2003. The year-ago period included a $5.3 million charge related to productivity initiatives. Sales for the first six months of 2004 increased 9% to $462.6 million compared with the same period in 2003.

        Sales to mobile-source environmental markets increased approximately $43 million for the first six months of 2004 compared with the same period last year. Higher pass-through substrate and other costs and foreign currency exchange rate differences accounted for approximately $38 million of the increase. Operating earnings from these markets improved 16% for the first six months of this year compared with the same period of last year. This improvement is primarily due to absence of the charges related to productivity initiatives mentioned previously and the favorable impact of a change in the mix of products sold in the first quarter of 2004.

        Sales derived from products sold to industrial markets decreased $3 million in the first half of 2004 compared with the first half of last year, as decreases in sales to the power-generation market more than offset sales increases to other served markets. Operating earnings from these markets improved due to an increase in gross profit from higher revenues in certain markets, absence of a provision for bad debts in the prior-year period of $1.2 million, and absence of a provision for obsolete inventory of $2.2 million.

Process Technologies

        Operating earnings increased 3% to $39.4 million in the first six months of 2004 compared with the same period in 2003. The year ago-period included a $2.6 million charge related to productivity initiatives. Sales increased 13% to $291.4 million in the first six months of 2004 compared with the same period in 2003.

        Sales of catalyst to the petroleum-refining market increased 23% in the first half of the year compared with the first half of 2003 due to continued success of the Company’s DMS technology platform. Operating earnings from sales of catalyst to the petroleum-refining market increased, but were negatively impacted by approximately $2 million in higher costs to meet demand. Sales and operating earnings of additives to this market doubled compared with last year, but represent a small portion of this segment’s sales.

        Sales of catalyst to the chemical-process markets were modestly higher for the first half of 2004 compared with the first half of last year. Operating earnings were lower due to the $3.2 million impact of decreased prices of older product offerings to the polyolefins market; $2.3 million of higher costs associated with the start-up of the Lynx capacity expansion in Tarragona, Spain; higher costs for nickel; and higher operating, pension and information technology expenses; partially offset by a $1.7 million favorable impact of foreign exchange; absence of the previously mentioned charge related to productivity initiatives in 2003; and increased Lynx volumes.

Appearance and Performance Technologies

        Operating earnings increased 4% to $38.9 million in the first six months of 2004 compared with the first six months of 2003. The year-ago period included a provision of $7.8 million for the fair value of the remaining lease costs of certain mineral-storage facilities the Company ceased to use. Sales increased 5% to $351.5 million in the first six months of 2004 compared with the first six months of 2003.

        Sales of products from mineral-based operations decreased in the first half of 2004 compared with the first half of 2003, as lower volumes of kaolin-based products to the paper market were partially offset by improved sales of kaolin-based products to specialty markets. Operating earnings in the mineral-based operations improved due to absence of the previously mentioned $7.8 million charge concerning mineral-storage facilities partially offset by reduced profitability due to the decline in sales of kaolin-based products to the paper market.

        Sales to the cosmetics, coatings and automotive markets increased 14% in the first half of 2004 compared with the first half of 2003 primarily due to higher volumes. While gross profit for these operations increased due to these higher volumes, operating earnings declined modestly due to higher product development and commercialization costs, higher information technology costs of $1.2 million, and the cost of certain productivity initiatives.

Materials Services

        Operating earnings decreased 18% to $6.1 million in the first six months of 2004 from $7.5 million in the same period of 2003. Net sales increased 40% to $1,016.3 million in the first six months of 2004 from $723.4 million in the same period of 2003.

        The increase in sales is primarily due to increased volumes and market prices of platinum group metals. However, operating earnings were down, as absence of a $9.3 million benefit from a contractual settlement was offset by higher profits from metal-sourcing operations, better profitability from refining operations, and lower administrative costs. The segment is continuing to experience the change that has been going on in material-sourcing markets, which involves different pricing formulas that have reduced current margins compared with historical margins. Volumes of recycled materials remain at recessionary levels.

Liquidity and Capital Resources

        Working capital was $576.3 million at June 30, 2004 compared with $445.5 million at December 31, 2003. The current ratio was 1.6 at June 30, 2004 and 1.5 at December 31, 2003. The percentage of total debt to total capitalization was 25.0% at June 30, 2004 compared with 26.3% at December 31, 2003.

        Operating activities provided net cash of $173.4 million in the first half of 2004 compared with $438.6 million in the first half of 2003. The variance in cash flows from operating activities is primarily due to changes in metal positions used to facilitate requirements of the Company, its customers and suppliers. (See Note 14, “Supplemental Information,” for detail regarding Materials Services related cash flows.) Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, transactions are hedged on a daily basis. Hedging is accomplished primarily through forward, future and option contracts. However, in closely monitored situations for which exposure levels have been set by senior management, the Company, from time to time, holds large unhedged industrial commodity positions that are subject to future market price fluctuations. (See Note 10, “Committed Metal Positions and Hedged Metal Obligations”.) These positions are included in committed metal positions along with hedged metal holdings. The bulk of hedged metal obligations represent spot short positions. These spot sales generate cash to finance the trading/supply of other metals and are fully hedged through forward purchases with investment grade counterparties. Unless a forward counterparty fails to perform, there is no price risk. (See Note 10, “Committed Metal Positions and Hedged Metal Obligations” for the quantities and prices involved.) In addition, the aggregate fair value of derivatives in a loss position is reported in hedged metal obligations (derivatives in a gain position are included in committed metal positions). Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Committed metal positions may include significant advances made for the purchase of precious metals delivered to the Company, but for which final purchase price has not yet been determined. As of June 30, 2004, all such contracts have been final priced and settled.

        Net cash used in investing activities increased to $48.8 million in the first half of 2004 compared with $32.9 million in the first half of 2003. The increase in cash flows used in investing activities is primarily related to liquidating distributions received in 2003 related to unwinding the Company’s Engelhard-CLAL joint venture, higher capital spending in the first half of 2004 compared with the same period in the prior year, and $6.2 million in 2004 for the acquisition of an operation that expanded the capacity and global customer base of an existing product line.

        Net cash used in financing activities in the first half of 2004 was $70.5 million compared with $369.5 million of net cash used in financing activities in the first half of 2003. The decrease in net cash used in financing activities was impacted by less cash used to reduce hedged metal obligations in 2004 than 2003, a greater decrease in net borrowings in 2003 than 2004, and decreased stock repurchase activity in 2004 compared with 2003. Dividends paid were higher in 2004 compared with 2003, due to an increase in the quarterly per-share dividend of one cent.

        In the first half of 2004, the Company increased its existing $150 million shelf registration to $450 million in order to increase the Company’s ability to raise cash for general corporate purposes. In the first half of 2004, the Company issued five-year term, 5.5 billion Japanese yen notes (approximately $50 million) with a coupon rate of 1.1%. These notes are accounted for as an effective net investment hedge of a portion of the Company’s yen-denominated investments. Also in the first half of 2004, the Company renewed its 364-day committed credit facility, extending the maturity to May 5, 2005 and increasing the amount available to $450 million.

        On August 4, 2004, the Company issued a second tranche of five-year term, 5.5 billion Japanese yen notes (approximately $50 million) with a coupon rate of 1.1%. These notes will be accounted for as an effective net investment hedge of a portion of the Company’s yen-denominated investments, in addition to the yen notes issued in the first half of 2004.

        The Company has consistently derived considerable cash flow from operations, which has been used, along with both short- and long-term debt, to pay for capital expenditures, acquisitions, treasury stock purchases, dividends and other corporate requirements. The continuation of these levels of cash flow is expected, but is subject to risk factors disclosed in the Company’s 2003 Form 10-K and in the Forward-Looking Statements section of this Form 10-Q. In addition, the Company has always maintained investment-grade credit ratings that it considers important for cost-effective and ready access to credit markets. Management fully expects to be able to obtain future funding from both short- and long-term debt for cash requirements in excess of those from operations. In the event that any of these sources prove to be below expectations, the Company has access to committed lines of credit aggregating $850 million, including the $450 million credit facility mentioned above. The remaining $400 million credit facility expires in May 2006.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

        A discussion and analysis of the Company’s market risk is included in the Company’s 2003 Form 10-K. There have been no significant changes to these market risks as of June 30, 2004.

Item 4. Controls and Procedures

        The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of June 30, 2004, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2004 were effective to provide reasonable assurance that material information related to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings would be communicated to them on a timely basis. There was no change in the Company’s internal control over financial reporting during the Company’s second fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

        The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the reality that judgments and estimates can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2004, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II – OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)	The Company has Board authorized programs for the repurchase of the Company’s stock. The following table represents repurchases under these programs for each of the three months of the quarter ended June 30, 2004:

             ISSUER PURCHASES OF EQUITY SECURITIES:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicily Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
4/1/04–4/30/04(b)	—	$ —	—	5,494,132
5/1/04–5/31/04	353,600	28.67	353,600	5,140,532
6/1/04–6/30/04	42,700	30.58	42,700	5,097,832

Total	396,300	$ 28.87	396,300

(a)	Share repurchase program of 6 million shares authorized in October 2003.

(b)	Excludes 346 shares obtained by the Rabbi Trust under the Deferred Compensation Plan for Key Employees of Engelhard Corporation.

Item 6. Exhibits and Reports on Form 8-K				Pages
(a)	(10)	Material	Contracts
		(a)	Form of Stock Option Agreement used pursuant to the Engelhard Corporation Stock Option Plan of 1999 for Certain Key Employees (The Stock Option Plan of 1999 for Certain Key Employees is incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).	28
		(b)	Form of Stock Option Agreement used pursuant to the Engelhard Corporation 2002 Long Term Incentive Plan (The 2002 Long Term Incentive Plan is incorporated by reference to the 2001 Proxy Statement filed with the Securities and Exchange Commission on March 26, 2002).	32
		(c)	Form of Restricted Share Unit Agreement used pursuant to the Engelhard Corporation 2002 Long Term Incentive Plan (The 2002 Long Term Incentive Plan is incorporated by reference to the 2001 Proxy Statement filed with the Securities and Exchange Commission on March 26, 2002).	36
	(31)(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.		40
	(31)(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.		41
	(32)	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.*		42

(b)	In a report on Form 8-K furnished to the Securities and Exchange Commission (SEC) on April 22, 2004, the Company reported that it furnished its earnings release with the SEC for the first quarter ended March 31, 2004.

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

ENGELHARD CORPORATION

(Registrant)

Date:	August 6, 2004	/s/ Barry W. Perry

Barry W. Perry Chairman and Chief Executive Officer

Date:	August 6, 2004	/s/ Michael A. Sperduto

Michael A. Sperduto Vice President and Chief Financial Officer

Date:	August 6, 2004	/s/ Alan J. Shaw

Alan J. Shaw Controller

EXHIBIT (10)(a)

Form of Stock Option Agreement

used pursuant to the Engelhard Corporation

Stock Option Plan of 1999 for Certain Key Employees

STOCK OPTION AGREEMENT
ENGELHARD CORPORATION

Name of Optionee:
Number of Shares Under Non-Qualified Stock Option:
Date of Agreement:
Option Price:

WITNESSETH:

WHEREAS, pursuant to the Engelhard Corporation Stock Option Plan of 1999 for Certain Key Employees (the “Plan”), the Optionee has been granted a stock option pursuant to the Plan, by all appropriate action by the Stock Option and Stock Bonus Committee (the “Committee”) and the Board of Directors of Engelhard Corporation (the “Company”); and

        WHEREAS, it is desired to set forth herein the terms and conditions of such option;

        NOW, THEREFORE, the parties hereto agree as follows:

    1.        The Company hereby confirms that it has granted to the Optionee on the Date of Agreement set forth above, and on the terms set forth herein, an option to purchase, pursuant to the Plan, the number of shares of Common Stock, $1 par value, of the Company (the “Stock”) set forth above. The option granted hereby is not intended to be an incentive stock option for purposes of Section 422 of the Internal Revenue Code of 1986, as amended, (the “Code”).

    2.        The price at which each share of stock subject to this option may be purchased (the “Option Price”) is set forth above and is not less than the fair market value of such shares on the Date of Agreement.

    3.        Subject to the terms and conditions set forth in the Plan and herein, this option may be exercised to purchase shares of Stock covered hereby only in accordance with the following schedule:

Period of Exercise	Cumulative Percentage of Total Shares Which May be Purchased
Within 1st Year from the Date of Agreement	None
Beginning 1 years from the Date of Agreement	25%
Beginning 2 years from the Date of Agreement	50%
Beginning 3 years from the Date of Agreement	75%
Beginning 4 years from the Date of Agreement	100%

less, in the case of each period, the number of shares, if any, previously purchased hereunder. This option shall terminate and no shares may be purchased hereunder after ten (10) years from the Date of Agreement.

    4.        Except as provided in Section 8 hereof or in the Plan, this option may not be exercised unless the Optionee is in the employ of the Company or one of its subsidiary corporations at the time of such exercise and shall have been continuously so employed since the Date of Agreement.

    5.        Subject to the terms and conditions set forth herein, this option may be exercised at any time as to all or any of the shares then purchasable in accordance with Section 3 hereof by giving notice to the Company specifying the number of whole shares to be purchased and accompanied by payment in full of the aggregate Option Price of such shares together with any amount which the Company may be required to withhold upon such exercise with respect to applicable income taxes, or, if so elected, the Optionee’s direction that the Company withhold shares of Stock otherwise issuable upon such exercise in order to satisfy such withholding obligation; provided that this option may not be exercised for less than 10 shares or the number of shares remaining subject to option, whichever is smaller. The amount of tax withholding to be satisfied by withholding shares of Stock from the option exercise shall be limited to the minimum amount of taxes, including employment taxes, required to be withheld under applicable Federal, state and local law. The Optionee may pay the Option Price of such shares in whole or in part with shares of Stock having a fair market value on the exercise date equal to the cash value for which such shares are substituted; provided that in no event may any portion of the Option Price be paid with Stock acquired upon exercise of an option granted under the Plan unless such Stock was acquired more than six months before the date of exercise hereunder. No holder of this option shall be entitled to any rights of a stockholder of the Company in respect of any shares covered by this option until such shares shall have been paid for in full and issued to the holder of this option.

    6.        As soon as practicable after receipt by the Company of payment in full for any shares being purchased upon exercise of this option, a certificate or certificates representing the fully paid and nonassessable shares so purchased will be delivered to the option holder.

    7.        This option is personal to the Optionee and during the Optionee’s lifetime may be exercised only by the Optionee. This option shall not be transferable other than by will or the laws of descent and distribution.

    8.        Except as otherwise provided in the Plan, if the Optionee’s employment terminates or the Optionee dies under any of the circumstances set forth below but prior to the time this option has been fully exercised, this option shall be exercisable, as to any remaining shares subject thereto, only in accordance with the following provisions; provided that this option in no event shall be exercisable more than ten (10) years from the Date of Agreement:

    (i)        If the Optionee’s employment terminates by reason of disability or retirement, at normal, deferred or early retirement age, under any retirement plan maintained by the Company, its parent, if any, or any of its subsidiaries, or for any other reason specifically approved in advance by the Board of Directors, this option may be exercised in full by the Optionee within ten (10) years from the Date of Agreement;

    (ii)        If the Optionee’s employment is terminated by action of the employer other than as provided in (i) above and other than by reason of willful violation of the rules of the Company or instructions of superior(s), this option shall continue to become exercisable at the times set forth in Section 3 hereof notwithstanding such termination of employment and this option may be exercised during the period ending on the later of three months following the date the option becomes exercisable in full or such termination of employment;

    (iii)        In the event of the death of the Optionee after termination of employment covered by (i) or (ii) above, the person or persons to whom the Optionee’s rights are transferred by will or the laws of descent and distribution may exercise this option to the extent to which the Optionee could have exercised this option had the Optionee survived for the remainder of the period under (i) or (ii) above during which the Optionee could have exercised this option if the Optionee had survived; and

    (iv)        In the event of the death of the Optionee while employed, this option shall thereupon become exercisable in full, and the person or persons to whom the Optionee’s rights are transferred by will or by the laws of descent and distribution shall have a period ending on the tenth anniversary of the Date of Agreement to exercise this option.

    9.        This option does not confer on the Optionee any right to continue in the employ of the Company or any of its subsidiaries or interfere in any way with the right of the Company or its subsidiaries to determine the terms of the Optionee’s employment.

    10.        To the extent permitted by Section 5(f) of the Plan, in the event of a stock split, stock dividend, combination of shares, recapitalization, reorganization, merger, consolidation, rights offering, or any other change in the corporate structure or shares of the Company, the Board of Directors shall make such adjustments, if any, as it deems appropriate in the number and kind of shares covered by this option, or in the option prices hereunder, in

& order to preserve the option holder’s proportionate interest and to maintain unchanged the aggregate option price (except for any immaterial increase therein to reflect mathematical adjustments).

    11.        This option shall be subject to the requirement that if at any time the Board of Directors of the Company shall determine that the registration, listing, or qualification of shares covered hereby upon any securities exchange or under any federal or state law, or the consent or approval of any governmental regulatory body is necessary or desirable in connection with, the granting of this option or the purchase of shares hereunder, this option may not be exercised unless and until such registration, listing, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Board of Directors. The Board of Directors may require that the person exercising this option shall make such representations and agreements and furnish such information as it deems appropriate to assure compliance with or exemption from the foregoing or any other applicable legal requirement and may cause the certificate or certificates issued upon exercise of this option to bear a legend indicating the existence of any restriction resulting from such representations and agreements.

    12.        This option and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which shall be controlling and which are incorporated herein by reference. All interpretations or determinations of the Committee shall be binding and conclusive upon the Optionee and the Optionee’s legal representatives on any question arising hereunder or under the Plan.

Please indicate your understanding and acceptance of the foregoing by signing and returning a copy of this Agreement.

                                                                  ENGELHARD CORPORATION

BY:

I confirm my understanding of the foregoing and accept the option covering the above Shares, subject to the terms and conditions described herein.

Signature:	Date:

EXHIBIT (10)(b)

Form of Stock Option Agreement

used pursuant to the Engelhard Corporation

2002 Long Term Incentive Plan

NONQUALIFIED STOCK OPTION AGREEMENT
ENGELHARD CORPORATION

Name of Optionee:
Number of Shares Under Stock Option:
Date of Agreement:
Option Price: $

WITNESSETH:

WHEREAS, the Stock Option/Stock Bonus Committee (the “Committee”) has granted a stock option to the Optionee pursuant to the Engelhard Corporation 2002 Long Term Incentive Plan (the “Plan”); and

        WHEREAS, it is desired to set forth herein the terms and conditions of such option;

        NOW, THEREFORE, the parties hereto agree as follows:

    1.        The Company hereby confirms that it has granted to the Optionee on the Date of Agreement set forth above, and on the terms set forth herein, an option to purchase, pursuant to the Plan, the number of shares of Common Stock, $1 par value, of the Company (the “Shares”) set forth above. The option granted hereby is not intended to be an incentive stock option for purposes of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”).

    2.        The price at which each Share subject to this option may be purchased (the “Option Price”) is set forth above and is not less than the fair market value of such shares on the Date of Agreement.

    3.        Subject to the terms and conditions set forth in the Plan and herein, this option may be exercised to purchase the Shares covered hereby only in accordance with the following schedule:

Period of Exercise	Cumulative Percentage of Total Shares Which May be Purchased
Within 1st Year from the Date of Agreement	None
Beginning 1 years from the Date of Agreement	25%
Beginning 2 years from the Date of Agreement	50%
Beginning 3 years from the Date of Agreement	75%
Beginning 4 years from the Date of Agreement	100%

less, in the case of each period, the number of Shares, if any, previously purchased hereunder; provided, however, that this option shall become immediately exercisable in full at the time of a Change of Control (as defined in the Plan). This option shall terminate and no Shares may be purchased hereunder after ten (10) years from the Date of Agreement.

    4.        Except as provided in Section 8 hereof or in the Plan, this option may not be exercised unless the Optionee is in the employ of the Company or one of its subsidiary corporations at the time of such exercise and shall have been continuously so employed since the Date of Agreement.

    5.        Subject to the terms and conditions set forth herein, this option may be exercised at any time as to all or any of the shares then purchasable in accordance with Section 3 hereof by giving written notice to the Company (or notice by such means and to such representative(s) as the Company may otherwise designate) specifying the number of whole shares to be purchased and accompanied by payment in full of the aggregate Option Price of such shares together with any amount which the Company may be required to withhold upon such exercise with respect to applicable taxes, or, if so elected, the Optionee’s direction that the Company withhold Shares otherwise issuable upon such exercise in order to satisfy such withholding obligation; provided that this option may not be exercised for less than 10 Shares or the number of Shares remaining subject to the option, whichever is smaller. The amount of tax withholding to be satisfied by withholding Shares from the option exercise shall be limited to the minimum amount of taxes, including employment taxes, required to be withheld under applicable Federal, state and local law. The Optionee may pay the Option Price of such Shares in whole or in part with Shares having a fair market value on the exercise date equal to the cash value for which such Shares are substituted; provided that in no event may any portion of the Option Price be paid with Shares acquired either under an award granted pursuant to the Plan, upon exercise of a stock option granted under another Company plan or as a stock bonus or other stock award granted under another Company plan unless, in any such case, the Shares were acquired and vested more than six months in advance of the date of exercise hereunder. No holder of this option shall be entitled to any rights of a stockholder of the Company in respect of any Shares covered by this option until such Shares shall have been paid for in full and issued to the holder of this option.

    6.        As soon as practicable after receipt by the Company or its representative of notice of exercise and payment in full for any Shares being purchased upon exercise of this option, the Company will deliver or transfer certificate(s) or account credit(s) to or at the direction of the Optionee representing the fully paid and nonassessable Shares so purchased.

    7.        This option is personal to the Optionee and during the Optionee’s lifetime may be exercised only by the Optionee. This option shall not be transferable other than by will or the laws of descent and distribution.

    8.        Except as otherwise provided in the Plan, if the Optionee’s employment terminates or the Optionee dies under any of the circumstances set forth below but prior to the time this option has been fully exercised, this option shall be exercisable, as to any remaining Shares subject thereto, only in accordance with the following provisions; provided that this option in no event shall be exercisable more than ten (10) years from the Date of Agreement:

    (i.)        If the Optionee’s employment terminates by reason of disability or retirement, at normal, deferred or early retirement age, under any retirement plan maintained by the Company or any of its subsidiaries, or for any other reason specifically approved in advance by the Committee, this option may be exercised in full by the Optionee within ten (10) years from the Date of Agreement;

    (ii)        If the Optionee’s employment is terminated by action of the employer other than as provided in (i) above and other than by reason of willful violation of the rules of the Company or instructions of superior(s), this option shall continue to become exercisable at the times set forth in Section 3 hereof notwithstanding such termination of employment and this option may be exercised during the period ending either three months following the date the option becomes exercisable in full or three months following such termination of employment, whichever is later;

    (iii)        In the event of the death of the Optionee after termination of employment covered by (i) or (ii) above, the person or persons to whom the Optionee’s rights are transferred by will or the laws of descent and distribution may exercise this option to the extent to which the Optionee could have exercised this option had the Optionee survived for the remainder of the period under (i) or (ii) above during which the Optionee could have exercised this option if the Optionee had survived;

    (iv)        In the event of the death of the Optionee while employed, this option shall thereupon become exercisable in full, and the person or persons to whom the Optionee’s rights are transferred by will or by the laws of descent and distribution shall have a period ending on the tenth anniversary of the Date of Agreement to exercise this option; and

    (v)        If the Optionee’s employment is terminated by action of the Employer by reason of willful violation of the rules of the Company or instructions of superior(s), this option shall not be exercisable and shall be immediately forfeited to the Company.

    9.        This option does not confer on the Optionee any right to continue in the employ of the Company or any of its subsidiaries or interfere in any way with the right of the Company or its subsidiaries to determine the terms of the Optionee’s employment.

    10.        In the event that the Committee shall determine that any dividend in Shares, recapitalization, Share split, reverse split, reorganization, merger, consolidation, spin-off, combination, repurchase, or share exchange, or other similar corporate transaction or event, affects the Shares such that an adjustment is appropriate in order to prevent dilution or enlargement of the rights of participants under the Plan, then the Committee shall make such equitable changes or adjustments as it deems appropriate and, in such manner as it may deem equitable, adjust any or all of the number and kind of shares, other securities or other consideration issued or issuable in respect of this option and the Option Price.

    11.        This option shall be subject to the requirement that if at any time the Board of Directors of the Company shall determine that the registration, listing, or qualification of Shares covered hereby upon any securities exchange or under any federal or state law, or the consent or approval of any governmental regulatory body is necessary or desirable in connection with, the granting of this option or the purchase of Shares hereunder, this option may not be exercised unless and until such registration, listing, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Board of Directors. The Board of Directors may require that the person exercising this option shall make such representations and agreements and furnish such information as it deems appropriate to assure compliance with or exemption from the foregoing or any other applicable legal requirement and may cause the certificate or certificates issued upon exercise of this option to bear a legend indicating the existence of any restriction resulting from such representations and agreements.

    12.        This option and the terms and conditions herein set forth are subject in all respects to the terms and conditions of the Plan, which shall be controlling and which are incorporated herein by reference. All interpretations or determinations of the Committee shall be binding and conclusive upon the Optionee and the Optionee’s legal representatives on any question arising hereunder or under the Plan.

Please indicate your understanding and acceptance of the foregoing by signing and returning a copy of this Agreement.

                                                                  ENGELHARD CORPORATION

BY:

I confirm my understanding of the foregoing and accept the option covering the above Shares, subject to the terms and conditions described herein.

Signature:	Date:

EXHIBIT (10) (c)

Form of Restricted Share Unit Agreement

used pursuant to the Engelhard Corporation

2002 Long Term Incentive Plan

ENGELHARD CORPORATION

RESTRICTED SHARE UNIT AGREEMENT

        THIS AGREEMENT, dated as of ____________, 2004, is between Engelhard Corporation (the “Company”), a Delaware company, and _______________ (the “Employee”).

        WHEREAS, the Employee has been granted the following Award under the Company’s 2002 Long Term Incentive Plan (the “Plan”);

        NOW, THEREFORE, in consideration of the premises and mutual covenants contained herein, the parties hereto agree as follows.

    1.        Award of Restricted Share Units.  Pursuant to the provisions of the Plan, the terms of which are incorporated herein by reference, the Employee is hereby awarded ______________ Restricted Share Units (the “Restricted Share Units” or the “Award”), subject to the terms and conditions herein set forth. Capitalized terms used herein and not defined shall have the meanings set forth in the Plan. In the event of any conflict between this Agreement and the Plan, the Plan shall control.

    2.        Terms and Conditions.  It is understood and agreed that the Award of Restricted Share Units evidenced hereby is subject to the following terms and conditions:

    (a).        Vesting of Award. Subject to Section 2(b) and 2(f) below and the other terms and conditions of this Agreement, this Award shall become vested in five equal annual installments, commencing on the first anniversary hereof and continuing thereafter on the second, third, fourth and fifth anniversaries thereof. Unless otherwise provided by the Company, all amounts receivable in connection with any adjustments to the Shares under Section 4(c) of the Plan shall be subject to the vesting schedule in this Section 2(a).

    (b)        Termination of Service; Forfeiture of Unvested Restricted Share Units. Any unvested portion of the Award (together with Dividend Equivalents (as defined below) credited with respect to that portion of the Award) will be forfeited immediately upon the termination of employment of the Employee, except that: (i) if such termination is by reason of disability or for any other reason specifically approved in advance by the Committee, any unvested portion of the Award (together with Dividend Equivalents credited with respect thereto) held by the Employee shall thereupon become vested in full; (ii) if such termination is by action of the Company or a subsidiary other than as provided in (i) above and other than discharge by reason of willful violation of the rules of the Company or instructions of superior(s), the unvested portion of the Award (together with Dividend Equivalents credited with respect thereto) shall continue to vest on its regular vesting schedule, notwithstanding such termination of employment; and (iii) in the event of the death of the Employee while employed, any unvested portion of the Award (together with Dividend Equivalents credited with respect thereto) then held by the Employee shall thereupon become vested in full.

    (c)        Distribution of Shares.  At the time the Employee ceases to be an Employee of the Company for any reason, the Company shall distribute to the Employee (or his or her heirs in the event of the Employee’s death) a number of Shares equal to the number of vested Restricted Share Units then held by the Employee (together with Dividend Equivalents credited with respect thereto); provided, however, that if the Employee’s termination of employment is described in Section 2(b)(ii) above, then the Shares (together with Dividend Equivalents credited with respect thereto) shall be distributed on the date of vesting, if later; provided further, however, that the Employee may elect in writing at least one year prior to termination of his employment to receive distribution of all vested Shares (together with Dividend Equivalents credited with respect thereto) subject to this Agreement in up to ten annual installments, beginning upon termination of employment or the first anniversary of termination of employment, as so elected by the Employee (or, if later, the date of vesting). If Shares (together with Dividend Equivalents credited with respect thereto) are distributed hereunder in installments, the amount of each installment shall be determined by dividing the number of undistributed vested Shares credited to the Employee under this Award at such date (and the amount of undistributed Dividend Equivalents credited with respect thereto) by the number of installments remaining to be paid. Cash will be paid in lieu of any fractional Shares.

    (d)        Rights and Restrictions.  The Restricted Share Units and Dividend Equivalents shall not be transferable, other than pursuant to will or the laws of descent and distribution. Prior to vesting of the Restricted Share Units and delivery of the Shares to the Employee following his termination of employment, the Employee shall not have any rights or privileges of a shareholder as to the Shares subject to the Award. Specifically, the Employee shall not have the right to receive dividends or the right to vote such Shares prior to vesting of the Award and delivery of the Shares. The Employee’s rights hereunder to undistributed Shares and Dividend Equivalents shall be those of a general unsecured creditor of the Company.

    (e)        Dividend Equivalents. As of each date on which a cash dividend is paid on Shares, there shall be credited to an account for the Employee an amount of cash determined by multiplying the amount of such dividend per Share by the number of Restricted Share Units held by the Employee. Such amounts shall be increased by an interest factor from the crediting date through the date of payment set forth above. The interest rate utilized to calculate such increase shall be set monthly and shall be equal to 120% of the long-term federal rate, compounded monthly (within the meaning of Section 1274(d) of the Internal Revenue Code of 1986, as amended) as in effect for the month for which the interest is being computed. The amount credited under this Section 2(e) (together with interest attributable thereto) is referred to herein as the “Dividend Equivalents.”

    (f)        Change in Control. Upon the occurrence of a Change in Control (as defined in the Plan), the unvested portion of the Restricted Share Units (together with Dividend Equivalents credited with respect thereto) shall immediately become vested in full, and all of the Shares subject to the Award (together with Dividend Equivalents credited with respect thereto) shall be distributed to the Employee immediately at the time of the Change in Control. In the event of a Change in Control, the Employee shall be entitled to an additional payment in respect of this Award computed as set forth in the last paragraph of Section 6 of the Company’s Deferred Compensation Plan for Key Employees.

    3.        Transfer of Shares. The Shares delivered hereunder, or any interest therein, may be sold, assigned, pledged, hypothecated, encumbered, or transferred or disposed of in any other manner, in whole or in part, only in compliance with the terms, conditions and restrictions as set forth in the governing instruments of the Company, applicable United States federal and state securities laws or any other applicable laws or regulations and the terms and conditions hereof.

    4.        Expenses of Issuance of Shares. The issuance of stock certificates hereunder shall be without charge to the Employee. The Company shall pay, and indemnify the Employee from and against any issuance, stamp or documentary taxes (other than transfer taxes) or charges imposed by any governmental body, agency or official (other than income taxes) or by reason of the issuance of Shares.

    5.        Withholding. The Employee shall pay to the Company or make arrangements satisfactory to the Committee regarding payment of any federal, state or local taxes of any kind required by law to be withheld with respect to the Award and the Company shall, to the extent permitted or required by law, have the right to deduct from any payment of any kind otherwise due to the Employee, federal, state and local taxes of any kind required by law to be withheld.

    6.        References.  References herein to rights and obligations of the Employee shall apply, where appropriate, to the Employee’s legal representative or estate without regard to whether specific reference to such legal representative or estate is contained in a particular provision of this Agreement.

    7.        Notices.  Any notice required or permitted to be given under this Agreement shall be in writing and shall be deemed to have been given when delivered personally or by courier, or sent by certified or registered mail, postage prepaid, return receipt requested, duly addressed to the party concerned at the address indicated below or to such changed address as such party may subsequently by similar process give notice of:

If to the Company:
Engelhard Corporation 101 Wood Avenue Iselin, New Jersey 08830-0770 Attn: General Counsel

If to the Employee: To the last address delivered to the Company by the Employee in the manner set forth herein.

    8.        Governing Law.  This Agreement shall be governed by and construed in accordance with the laws of New Jersey, without giving effect to principles of conflict of laws.

    9.        Entire Agreement. This Agreement and the Plan constitute the entire agreement among the parties relating to the subject matter hereof, and any previous agreement or understanding among the parties with respect thereto is superseded by this Agreement and the Plan.

    10.        Counterparts.  This Agreement may be executed in two counterparts, each of which shall constitute one and the same instrument.

        IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first above written.

                                                                  ENGELHARD CORPORATION

BY:

Employee

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 6, 2004	/s/ Barry W. Perry

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 6, 2004	/s/ Michael A. Sperduto

Michael A. Sperduto Vice President and Chief Financial Officer

EXHIBIT (32)

Section 1350 Certifications of

Chief Executive Officer and Chief Financial Officer

        The undersigned, Barry W. Perry, Chairman and Chief Executive Officer of Engelhard Corporation (the “Company”), and Michael A. Sperduto, Vice President and Chief Financial Officer of the Company, each hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2004 (the “Report”) (1) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

Date:	August 6, 2004	/s/ Barry W. Perry

Barry W. Perry Chairman and Chief Executive Officer

Date:	August 6, 2004	/s/ Michael A. Sperduto

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