Form 10-Q
period 2004-09-30
ENGELHARD CORP
filed 2004-11-08
CIK 352947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 1-8142

ENGELHARD CORPORATION (Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-1586002 (I.R.S. Employer Identification No.)

101 WOOD AVENUE, ISELIN, NEW JERSEY, 08830 (Address of principal executive offices)

(732) 205-5000 (Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock $1 par value	Outstanding at November 1, 2004 122,301,886

  PART I - FINANCIAL INFORMATION

Item	1. Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands, except per-share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$1,001,973	$915,373	$3,149,780	$2,675,170
Cost of sales	833,082	761,234	2,651,792	2,208,573
Gross profit	168,891	154,139	497,988	466,597
Selling, administrative and other expenses	95,313	88,038	286,756	268,607
Special credit, net	—	—	—	(11,978)
Operating earnings	73,578	66,101	211,232	209,968
Equity in earnings of affiliates	6,087	14,517	19,390	27,694
Interest income	1,174	1,004	3,494	2,719
Interest expense	(5,127)	(6,514)	(16,915)	(18,539)
Earnings before income taxes	75,712	75,108	217,201	221,842
Income tax expense	16,657	15,275	39,809	49,039
Net earnings before cumulative effect of a change in accounting principle, net of tax	59,055	59,833	177,392	172,803
Cumulative effect of a change in accounting principle, net of tax of $1,390	—	—	—	(2,269)
Net earnings	$59,055	$59,833	$177,392	$170,534
Earnings per share - basic:
Earnings before cumulative effect of a change in accounting principle	$0.48	$0.48	$1.44	$1.38
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.02)
Earnings per share - basic	$0.48	$0.48	$1.44	$1.36
Earnings per share - diluted:
Earnings before cumulative effect of a change in accounting principle	$0.47	$0.47	$1.41	$1.36
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(0.02)
Earnings per share - diluted	$0.47	$0.47	$1.41	$1.34
Cash dividends paid per share	$0.11	$0.10	$0.33	$0.30
Average number of shares outstanding - basic	122,951	124,683	123,584	125,601
Average number of shares outstanding - diluted	125,150	126,877	125,829	127,320

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)
(Unaudited)

	September 30, 2004	December 31, 2003
Cash	$43,360	$87,889
Receivables, net	438,023	400,043
Committed metal positions	356,718	350,163
Inventories	452,475	442,787
Other current assets	134,758	112,678
Total current assets	1,425,334	1,393,560
Investments	165,812	158,664
Property, plant and equipment, net	878,711	880,822
Goodwill	326,151	275,121
Other intangible and noncurrent assets	195,982	224,836
Total assets	$2,991,990	$2,933,003
Short-term borrowings	$13,949	$68,275
Accounts payable	238,754	296,979
Hedged metal obligations	311,389	295,821
Other current liabilities	262,660	286,940
Total current liabilities	826,752	948,015
Long-term debt	508,405	390,565
Other noncurrent liabilities	303,294	309,024
Shareholders’ equity	1,353,539	1,285,399
Total liabilities and shareholders’ equity	$2,991,990	$2,933,003

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities
Net earnings	$177,392	$170,534
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	94,106	93,261
Amortization of intangible assets	2,767	2,479
Equity results, net of dividends	(4,608)	(8,347)
Net change in assets and liabilities:
Materials Services related	(47,961)	54,650
All other	(51,451)	(14,448)
Net cash provided by operating activities	170,245	298,129

Cash flows from investing activities
Capital expenditures	(76,698)	(68,080)
Proceeds from investments	1,988	7,531
Acquisitions and other investments	(66,240)	—
Net cash used in investing activities	(140,950)	(60,549)

Cash flows from financing activities
Repayment of short-term borrowings	(54,326)	(262,280)
Proceeds from issuance of long-term debt	108,972	147,842
Repayment of long-term debt	—	(184)
Purchase of treasury stock	(107,586)	(84,517)
Cash from exercise of stock options	22,433	23,293
Dividends paid	(40,819)	(37,823)
Net cash used in financing activities	(71,326)	(213,669)

Effect of exchange rate changes on cash	(2,498)	7,220
Net (decrease)increase in cash	(44,529)	31,131
Cash at beginning of year	87,889	48,246
Cash at end of period	$43,360	$79,377

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ENGELHARD CORPORATION
BUSINESS SEGMENT INFORMATION
(Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net Sales
Environmental Technologies	$217,321	$202,225	$679,967	$624,918
Process Technologies	147,775	143,568	439,209	401,921
Appearance and Performance Technologies	172,188	166,089	523,719	500,475
Technology segments	537,284	511,882	1,642,895	1,527,314
Materials Services	449,240	385,308	1,465,492	1,108,750
All Other	15,449	18,183	41,393	39,106
Total net sales	$1,001,973	$915,373	$3,149,780	$2,675,170

Operating Earnings
Environmental Technologies	$32,961	$30,980	$102,706	$87,046
Process Technologies	20,724	24,629	60,085	62,720
Appearance and Performance Technologies	19,264	18,009	58,121	55,205
Technology segments	72,949	73,618	220,912	204,971
Materials Services	6,444	1,295	12,566	8,779
All Other	(5,815)	(8,812)	(22,246)	(3,782)
Total operating earnings	73,578	66,101	211,232	209,968
Equity in earnings of affiliates	6,087	14,517	19,390	27,694
Interest income	1,174	1,004	3,494	2,719
Interest expense	(5,127)	(6,514)	(16,915)	(18,539)
Earnings before income taxes	75,712	75,108	217,201	221,842
Income tax expense	16,657	15,275	39,809	49,039
Net earnings before cumulative effect of a change in accounting principle, net of tax	59,055	59,833	177,392	172,803
Cumulative effect of a change in accounting principle, net of tax of $1,390	—	—	—	(2,269)
Net earnings	$59,055	$59,833	$177,392	$170,534

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

        The prior year presentation of the “Condensed Consolidated Statements of Cash Flows” has been changed to conform to the current year presentation. Specifically, “Decrease in hedged metal obligation” has been reclassified from “Net cash used in financing activities” to “Net cash provided by operating activities,” and is included in the “Materials Services related” line. The net effect of this reclassification is to decrease “Net cash provided by operating activities” by $241 million and decrease “Net cash used in financing activities” by an equivalent amount.

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

In the second quarter of 2003, the Company recorded a charge of $7.8 million ($4.8 million after tax) for the fair value of the remaining lease costs of certain mineral-storage facilities no longer needed because of productivity initiatives. As of June 30, 2003, the Company’s Appearance and Performance Technologies segment had ceased using these facilities and, accordingly, a provision for the fair value of remaining lease costs was reported in the “Special credit, net” line in the “Condensed Consolidated Statements of Earnings.”

The actions undertaken by the Company in relation to these special charges are substantially complete.

Note 3 - Accounting for Asset Retirement Obligations

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

The following table represents the change in the Company’s asset retirement obligation liability (in millions):

	September 30, 2004	September 30, 2003
Balance at beginning of year	$10.5	$—
Liability recognized in transition	—	7.1
Liability recognized during the nine-month period ended	—	2.3
Accretion expense	0.5	0.4
Payments	(0.9)	(0.4)
Asset retirement obligation at end of period	$10.1	$9.4

Note 4 - Inventories

Inventories consist of the following (in millions):

	September 30, 2004	December 31, 2003
Raw materials	$132.7	$121.3
Work in process	56.1	48.1
Finished goods	247.0	256.2
Precious metals	16.7	17.2
Total inventories	$452.5	$442.8

The majority of the Company’s physical metal is carried in the committed metal positions line on the balance sheet at fair value with the remainder carried in the inventory line at historical cost. The inventory portion of precious metals is stated at LIFO cost. The market value of the precious metals recorded at LIFO exceeded cost by $77.3 million and $52.8 million at September 30, 2004 and December 31, 2003, respectively. Net earnings include after-tax gains of $1.5 million and $3.1 million in the third quarter periods ended September 30, 2004 and 2003, respectively, from the sale of inventory accounted for under the LIFO method.

In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms. Metals held for the accounts of customers and suppliers are not reflected in the Company’s financial statements.

Note 5 - Comprehensive Income

Comprehensive income is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net earnings	$59.1	$59.8	$177.4	$170.5
Other comprehensive income/(loss):
Foreign currency translation adjustment	2.1	8.2	2.7	38.5
Cash flow derivative adjustment, net of tax	0.7	(1.1)	1.9	(1.0)
Investment adjustment, net of tax	(0.3)	0.1	(0.7)	(0.1)
Comprehensive income	$61.6	$67.0	$181.3	$207.9

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

Note 6 - Earnings Per Share

SFAS No. 128 “Earnings Per Share” specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share (EPS). The following table represents the computation of basic and diluted EPS as required by SFAS No. 128:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data):	2004	2003	2004	2003
Basic EPS Computation
Net earnings applicable to common shares	$59.1	$59.8	$177.4	$170.5
Average number of shares outstanding - basic	123.0	124.7	123.6	125.6
Basic earnings per share	$0.48	$0.48	$1.44	$1.36
Diluted EPS Computation
Net earnings applicable to common shares	$59.1	$59.8	$177.4	$170.5
Average number of shares outstanding - basic	123.0	124.7	123.6	125.6
Effect of dilutive stock options and other incentives	2.2	2.2	2.2	1.7
Average number of shares outstanding - diluted	125.2	126.9	125.8	127.3
Diluted earnings per share	$0.47	$0.47	$1.41	$1.34

Note 7 - Derivatives and Hedging

The Company reports all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivatives designated as cash flow hedges are initially recorded in comprehensive income and are reclassified to earnings in the period the hedged item is reflected in earnings. Changes in the fair value of derivatives that are not designated as cash flow hedges are reported immediately in earnings. Cash flows resulting from derivatives accounted for as cash flow or fair value hedges are classified in the same category as the cash flows from the underlying transactions.

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

The Company documents all relationships between derivative hedging instruments and items impacted by cash flow hedges at the time the hedges are initiated, as well as its risk-management strategies for entering into various hedge transactions. For the three- and nine-month periods ended September 30, 2004 and 2003, there was no gain or loss recognized in earnings resulting from hedge ineffectiveness.

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

Interest Rate Derivatives

The Company uses interest rate derivatives that are designated as fair value hedges to help achieve its fixed- and floating-rate debt objectives. The Company currently has two interest rate swap agreements with a total notional value of $100 million maturing in August 2006, three interest rate swap agreements with a total notional value of $150 million maturing in May 2013, and two additional interest rate swap agreements with a total notional value of $120 million maturing in June 2028. These agreements effectively change fixed-rate debt obligations into floating-rate debt obligations. The total notional values and maturity dates of these agreements are equal to the face values and maturity dates of the related debt instruments. For these fair value hedges, there was no gain or loss recognized from hedged firm commitments no longer qualifying as fair value hedges for the three- and nine-month periods ended September 30, 2004 and 2003.

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

Net Investment Hedges

The Company issued two tranches (one in April 2004 and one in August 2004) of five-year term, 5.5 billion Japanese yen notes (approximately $50 million each) with a coupon rate of 1.1%. These notes are designated as an effective net investment hedge of a portion of the Company’s yen-denominated investments. As such, any foreign currency gains and losses resulting from these notes are accounted for as a component of other comprehensive income.

Note 8 - Guarantees and Warranties

In the normal course of business, the Company incurs obligations with regard to contract completion and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit. At September 30, 2004, the aggregate outstanding amount of letters of credit supporting such obligations amounted to $72.0 million, of which $65.3 million will expire in less than one year, $6.6 million will expire in two to three years, and $0.1 million will expire after five years. In the opinion of management, such obligations will not significantly affect the Company’s financial position or results of operations as the Company anticipates fulfilling its performance obligations.

The Company accrues for anticipated product warranty expenses on certain products. Accruals for anticipated warranty liabilities are recorded based upon a review of historical warranty claims experience. Adjustments are made to accruals as claim data and historical experience warrant. In the current quarter, the Company reversed a $1.5 million warranty accrual due to favorable experience. The amounts accrued by the Company comprise warranty liabilities within the industrial business of the Environmental Technologies segment.

        The change in the Company’s product warranty reserves is as follows (in millions):

	September 30, 2004	September 30, 2003
Balance at beginning of year	$10.0	$11.1
Payments	(3.6)	(3.8)
Net provision	2.1	1.8
Balance at end of period	$8.5	$9.1

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

The following information relates to acquired amortizable intangible assets (in millions):

	As of September 30, 2004		As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Amortizable Intangible Assets
Usage rights	$20.4	$5.4	$20.7	$4.5
Supply agreements	17.7	5.6	17.9	4.7
Technology licenses	8.6	3.3	8.6	2.6
Other	3.7	2.3	3.7	2.1
Total	$50.4	$16.6	$50.9	$13.9

Total accumulated amortization for goodwill and other intangible assets amounted to $83.0 million and $80.2 million at September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004, the estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Estimated Annual Amortization Expense:
2004	$ 3.7
2005	3.7
2006	3.5
2007	3.5
2008	3.4

The following table represents the changes in the carrying amount of goodwill for the nine-month period ended September 30, 2004 (in millions):

	Environmental Technologies	Process Technologies	Appearance & Performance Technologies		All Other	Total
Balance as of January 1, 2004	$13.7	$107.5	$153.4		$0.5	$275.1
Goodwill additions	5.6	—	45.4	(a)	—	51.0
Foreign currency translation adjustment	0.1	0.2	0.5		—	0.8
Other	—	—	(0.7)		—	(0.7)
Balance as of September 30, 2004	$19.4	$107.7	$198.6		$0.5	$326.2

(a)   Goodwill addition of $45.4 million relates to the Company’s acquisition of The Collaborative Group, Ltd., including its wholly owned subsidiary Collaborative Laboratories, Inc., during the three-month period ended September 30, 2004. This amount represents the excess of the purchase price paid over the fair market value of the net assets acquired. The Company is completing its review and determination of these fair values, and thus the allocation of the purchase price is subject to revision, although a significant change is not anticipated.

Note 10 - Committed Metal Positions and Hedged Metal Obligations

	September 30, 2004	December 31, 2003
Committed Metal Positions were comprised of the following:
Metals in a net spot long position economically hedged with derivatives (primarily forward sales)	$339.9	$272.7
Fair value of hedging derivatives in a “gain” position	17.1	24.3
Unhedged metal positions, net (see analysis below)	(0.3)	12.2
Advance payments for metals received with prices to be determined, net of hedged spot sales	—	41.0
Total committed metal positions	$356.7	$350.2

Both spot metal positions and derivative instruments are stated at fair value. Fair value is based on relevant published market prices. The following table sets forth the Company’s unhedged metal positions included in the “Committed metal positions” line on the Company’s “Condensed Consolidated Balance Sheets”:

Metal Positions Information (in millions):

	September 30, 2004		December 31, 2003
	Net Position	Value	Net Position	Value
Platinum group metals	Long	$2.6	Long	$10.1
Gold	Long	1.4	Long	0.7
Silver	Short	(0.7)	Short	(0.6)
Base metals	Short	(3.6)	Long	2.0
Unhedged metal positions, net		$(0.3)		$12.2

Committed metal positions may include significant advances made for the purchase of precious metals delivered to the Company, but for which final purchase price has not yet been determined. As of September 30, 2004, all such contracts have been final priced and settled.

	September 30, 2004	December 31, 2003
Hedged Metal Obligations were comprised of the following:
Metals in a net spot short position economically hedged with derivatives (primarily forward purchases) - represents a payable for the return of spot metal to counterparties	$272.9	$273.6
Fair value of hedging derivatives in a “loss” position	38.5	22.2
Total hedged metal obligations	$311.4	$295.8

At September 30, 2004 and December 31, 2003, hedged metal obligations relating to 673,686 and 734,845 troy ounces of gold, respectively, were outstanding. These quantities were sold short on a spot basis generating cash approximating $274 million and $275 million, respectively. These spot sales were hedged with forward purchases for the same number of ounces at an average price of $406.49 at September 30, 2004 and $374.00 at December 31, 2003. Unless a forward counterparty failed to perform, there was no risk of loss in the event prices rose. All counterparties for such transactions are investment grade.

Derivative metal and foreign currency instruments are used to hedge metal positions and obligations. As of September 30, 2004, 97.5% of these instruments have settlement terms of less than one year, with the remaining instruments expected to settle within 34 months. The notional value of these derivative metal and foreign currency instruments are presented below:

Metal Hedging Instruments (in millions):

	September 30, 2004		December 31, 2003
	Buy	Sell	Buy	Sell
Metal forwards/futures	$699.9	$713.8	$848.4	$719.4
Eurodollar futures	11.2	139.3	43.1	127.4
Swaps	34.7	22.3	19.7	5.4
Options	8.8	—	33.6	14.6
Foreign exchange forwards/futures - Japanese yen	—	99.9	—	97.3
Foreign exchange forwards/futures - Euro	—	21.3	—	37.9
Foreign exchange forwards/futures - Other	6.2	—	3.4	—

Note 11 - Stock Option and Bonus Plans

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

Pro Forma Information	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share-data):	2004	2003	2004	2003
Net earnings - as reported	$59.1	$59.8	$177.4	$170.5
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1.5)	(1.4)	(5.2)	(4.2)
Net earnings - pro forma	$57.6	$58.4	$172.2	$166.3

Earnings Per Share:
Basic earnings per share - as reported	$0.48	$0.48	$1.44	$1.36
Basic earnings per share - pro forma	0.47	0.47	1.39	1.32
Diluted earnings per share - as reported	0.47	0.47	1.41	1.34
Diluted earnings per share - pro forma	0.46	0.46	1.37	1.31

Note 12 - Benefits

The Company has domestic and foreign pension plans covering substantially all employees. The Company also provides post-employment and postretirement benefits to certain eligible employees. The components of net periodic benefit cost for the nine-month periods ended September 30, 2004 and 2003 are shown in the following table:

Net Periodic Benefit Cost (in millions):

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$16.5	$13.9	$3.0	$2.6
Interest cost	28.4	25.9	6.3	7.0
Expected return on plan assets	(36.1)	(31.8)	—	—
Amortization of prior service cost	2.4	1.5	(1.6)	(4.5)
Recognized actuarial loss	8.0	6.5	1.0	0.7
Net periodic benefit cost	$19.2	$16.0	$8.7	$5.8

In addition to the amounts previously disclosed in the Company’s 2003 Form 10-K, the Company made a discretionary contribution of $12.0 million to its domestic pension plans in the third quarter of 2004. As a result of this contribution, the Company expects the projected benefit obligation of all of its combined defined benefit pension plans to be approximately 80% funded. Based on current assumptions, the Company has determined that its net pension cost is projected to be approximately $33 to $34 million in 2005, compared to $26 million in 2004 and $21 million in 2003.

In accordance with FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company revalued the benefit obligation and determined that the reduction in the accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service is $15 million. The Company now expects the full-year net periodic postretirement benefit cost to be $11.3 million. This amount includes a reduction of $1.6 million from prior estimates, as a result of accounting for the effect of the subsidy, of which $1.1 million is reflected in the nine-month period ended September 30, 2004.

The Company incurred benefit payments of $8.7 million for the nine-month period ended September 30, 2004. Expected future benefit payments, including prescription drug benefits, are as follows (in millions):

Year
2004 (October 1 through December 31)	$ 2.4
2005	11.5
2006	11.4
2007	11.3
2008	11.1
2009 through 2013	51.5

The Company expects the following reimbursements under the subsidy portion of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (in millions):

Year
2004 (October 1 through December 31)	$ —
2005	—
2006	1.7
2007	1.9
2008	1.9
2009 through 2013	9.2

Note 13 - Supplemental Information

The following table presents certain supplementary information to the Company’s “Condensed Consolidated Statements of Cash Flows”:

Supplementary Cash Flow Information (in millions):

	Nine Months Ended September 30,
	2004	2003
Materials Services related:
Change in assets and liabilities - source(use):
Receivables	$(1.8)	$12.0
Committed metal positions	(83.2)	282.6
Inventories	0.2	0.7
Other current assets	0.5	(0.2)
Accounts payable	39.1	25.3
Hedged metal obligations	(0.7)	(241.3)
Other current liabilities	(2.1)	(24.4)
Net cash flows from changes in assets and liabilities	$(48.0)	$54.7
All Other
Change in assets and liabilities - source(use):
Receivables	$(39.5)	$39.9
Inventories	(1.4)	(0.8)
Other current assets	(5.3)	(6.8)

Other noncurrent assets	6.8	(12.9)
Accounts payable	(2.8)	(48.2)
Other current liabilities	(6.8)	18.6
Noncurrent liabilities	(2.5)	(4.2)
Net cash flows from changes in assets and liabilities	$(51.5)	$(14.4)

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

One of the strengths of the Company is that its segments serve diverse markets, which is important for assessing the variability of future cash flows. The following economic comments also provide a useful context for evaluating the Company’s performance: (1) worldwide auto builds continue to be relatively flat, albeit at fairly high levels - industry growth for auto-emission catalysts will benefit from tougher environmental regulation throughout the world over the next 5-10 years as well as developing economies, especially new Asian production; (2) more stringent diesel-emission regulations are being phased in, affording the Company additional opportunities for catalyst solutions; (3) worldwide petroleum refineries are operating close to capacity generating demand for the extra yields provided by Engelhard’s advanced fluid cracking catalysts and performance additives; (4) markets for effect pigments and colors in cosmetics, personal care, auto finishes and coatings have remained positive during the recent economic downturns and tend to be less cyclical; (5) although there are signs of recovery, there has been little change in chemical industry customers’ continued ability to delay large replacement catalyst orders and the related demand for platinum-group-metal refining services; (6) the coated, free-sheet paper market is strengthening, but pricing continues to negatively impact the Company; and (7) margins related to the supply of metal to industrial customers are low because of changes in pricing and supply arrangements.

Comparison of the Third Quarter of 2004
with the Third Quarter of 2003

Net earnings decreased to $59.1 million in the third quarter of 2004 compared with $59.8 million in the same period of 2003. Operating earnings for the third quarter of 2004 increased 11% to $73.6 million from $66.1 million in the same period of 2003. Total Company operating results were mixed as higher operating earnings from the Environmental Technologies segment, Appearance and Performance Technologies segment, Materials Services segment and the “All Other” category were partially offset by lower operating earnings from the Process Technologies segment.

In respect of recurring worldwide business operations, the Company's effective tax rate ("ETR") was estimated to be 22% for 2004. The ETR for 2004 will be lower than 22%, however, due to the conclusion of an IRS audit of the Company's 1998-2000 tax returns in the second quarter, as previously disclosed. Together with the one-time impact relating to the conclusion of the IRS audit, the ETR for 2004 is forecasted to be approximately 19.5%.

The Company believes that its ETR will be in the 22-24% range through 2007 with a potential increase of one percentage point in years after 2007 due to the effect of new tax laws enacted in October 2004. The recent changes in the Federal income tax laws result in the phase-out of extraterritorial income (“ETI”) tax benefits and the gradual phase-in of new U.S. production related tax benefits. Assuming these tax benefits are treated as a special deduction, the net impact of these changes is estimated to be neutral to the Company through 2007 with a potential negative impact of one percentage point to its ETR in years after 2007.

The Company is assessing the new tax rules relating to the repatriation of offshore earnings from its foreign subsidiaries and it will take appropriate measures in 2005. It is too early to reasonably predict what steps the Company will take in this regard and the corresponding impact to the Company's financial statements in 2005.

The Company’s share of equity earnings from affiliates was $6.1 million for the third quarter of 2004 compared with $14.5 million for the same period in 2003. Higher equity earnings from the Company’s Asia joint ventures, N.E. Chemcat and Heesung, were due to stronger results from mobile-source environmental markets. These earnings were more than offset by current absence of $10.2 million of equity earnings recognized in 2003 associated with the liquidation of the Engelhard-CLAL joint venture.

Net sales increased 9% to $1,002.0 million in the third quarter of 2004 from $915.4 million for the same period in 2003. Sales increases were reported in all segments. Higher prices and volumes of platinum-group-metal sales from the Materials Services segment were the largest contributors to the increase. Sales from the Materials Services segment include significant precious metal values, which are also included in cost of goods sold. As a result, gross margins on these sales tend to be low in relation to the gross margins generated by sales from the Company’s technology segments.

Environmental Technologies

Operating earnings increased 6% to $33.0 million in the third quarter of 2004 from $31.0 million in the same period of 2003. Net sales for the third quarter of 2004 increased 7% to $217.3 million from $202.2 million in the same period of 2003.

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

Sales to mobile-source environmental markets increased $17.2 million in the third quarter of 2004 compared with the same period a year ago. Higher pass-through substrate costs and foreign currency exchange rate differences accounted for 90% of the increase in sales. Market acceptance of catalytic solutions to meet environmental regulations is key to the Company achieving its growth objectives. The mobile-source diesel market is expected to be this segment’s primary growth area.

Operating earnings from mobile-source environmental markets was up 11% in the third quarter of 2004 versus the same quarter in 2003. The Company serves a wide base of customers within these markets. As changes in the mix of customers and their vehicles occur, operating earnings may be affected. For example, the composition of the catalytic solutions required will vary depending on vehicle and engine size. Profitability will be impacted by the mix of vehicle platforms as well as by the ultimate sales of particular vehicles for which the Company provides catalyst. In the mix for the current quarter, profitability from the mobile-source diesel markets increased while other mobile-source markets were flat versus the prior year. Additionally, operating earnings from mobile-source environmental markets were favorably impacted by the reversal of a $1.5 million warranty accrual due to favorable experience, and a $0.7 million impact from favorable exchange rates, partially offset by higher information technology costs of approximately $1 million. Increasingly stringent environmental regulations are expected to positively impact mobile-source markets commencing in 2006. Until then, the segment will be negatively impacted by the ability of auto manufacturers to reduce the amount of catalyst employed on certain platforms and still comply with current environmental regulations, as well as the mix of vehicles produced.

Sales derived from products sold to industrial markets decreased $2.1 million in the third quarter of 2004 compared with the same period last year, as decreases in sales to the power-generation market of approximately $5 million were partially offset by increased sales to other served markets. The Company anticipated a decline in demand for products sold to the power-generation markets and reduced costs accordingly. Despite these cost-cutting measures, operating earnings on sales to the power-generation market declined $1.4 million. The Company has maintained the technical ability and capacity to serve this market when demand returns and will continue to manage costs accordingly. Earnings from other served markets were down modestly compared to the prior period. While cash flows from other served markets remain sufficient to support the existing assets, certain operations within these businesses are being evaluated from a strategic standpoint. At or before the completion of this evaluation, it is possible that some assets may be deemed impaired. Long-lived assets associated with these operations are approximately $10 million.

Process Technologies

Operating earnings decreased 16% to $20.7 million in the third quarter of 2004 from $24.6 million in the same period of 2003. Net sales for the third quarter of 2004 increased 3% to $147.8 million from $143.6 million in the same period of 2003.

Sales of catalyst and additives to the petroleum-refining market increased $2.0 million in the third quarter of 2004 compared with the third quarter of 2003. Demand for the Company’s Distributed Matrix Structure (DMS) technology platform remains strong, but was tempered in the current quarter by disruptions associated with a particularly harsh hurricane season in the Gulf of Mexico, which impacted operating facilities of the Company, its suppliers and customers. These disruptions continued into October. Previously disclosed productivity initiatives focused on debottlenecking and converting capacity for displaced product offerings to DMS technology production continue and are expected to favorably impact 2005 results. The Company commenced these productivity initiatives late in the second quarter of 2004 to cost effectively meet the increased demand for the Company’s DMS technology. Operating earnings generated from sales of catalyst and additives to the petroleum refining market rose modestly as increased profits from greater sales overcame higher manufacturing costs associated with increased demand, decreased earnings associated with disruptions caused by hurricanes exceeding $1.0 million, and higher natural gas costs of $0.8 million.

Sales of catalyst to the chemical-process markets increased $2.2 million in the third quarter of 2004 compared with the same period in 2003. This increase was due to increased sales of Lynx catalyst, the approximately $1.0 million impact of a stronger euro compared to the dollar, and higher precious metal value included in sales of $1.2 million, partially offset by decreased selling prices of older product offerings to the polyolefins market of $2.0 million. Sales to certain chemical catalyst markets tend to be large and infrequent relative to the overall operations, and, therefore the timing and the mix of sales can cause fluctuations in revenues and operating earnings from period to period. Operating earnings in the quarter were lower versus the same period last year primarily due to the aforementioned decrease in prices of older product offerings to the polyolefins market; an unfavorable mix of sales to certain markets; higher costs for nickel of $1.5 million; and higher information technology expenses of approximately $1.0 million, partially offset by a favorable foreign exchange impact and increased Lynx profits. There are indications that the chemical-process markets are improving. So far, however, this has not translated into significantly increased orders for catalyst.

Appearance and Performance Technologies

Operating earnings increased 7% to $19.3 million in the third quarter of 2004 from $18.0 million in the same period of 2003. Net sales increased 4% to $172.2 million for the third quarter of 2004 from $166.1 million in the same period of 2003.

Sales of products from the Company’s mineral-based operations increased less than 1% in the third quarter of 2004 compared with the same period of 2003, as increased sales of kaolin-based products to specialty markets and other mineral-based products were offset by lower volumes of kaolin-based products to the paper market. Operating earnings from the mineral operations were down $0.3 million in the current quarter compared with the year-ago period, as higher natural gas costs of $1.2 million were partially offset by the improved sales mix of kaolin-based products mentioned above. The segment continues to suffer from decreased sales volumes and mix to the paper market, primarily as a result of competitive pricing pressure. While the kaolin operations remain profitable and generate significant cash flow, the Company continues to evaluate expected cash flows from its kaolin operations in respect of the carrying value of its long-lived assets.

Sales of effect pigments and colorants to the cosmetics/personal care, coatings and other markets increased 7% in the third quarter of 2004 versus the same period in 2003. Sales increases to the cosmetic/personal care market were partially offset by lower sales of colorants to the coatings market due to an unusually large inventory replenishment by a major customer in the prior period. On July 30, 2004, the Company strengthened its position in the cosmetic/personal care market by acquiring The Collaborative Group, Ltd., including its wholly owned subsidiary Collaborative Laboratories, Inc. This acquisition increased sales in the quarter by $4.5 million and was mildly accretive. Operating earnings in the quarter were up $1.5 million as the increased sales to the cosmetic/personal care market and the benefits of productivity initiatives offset modest declines in other markets and increased information technology costs.

Materials Services

Operating earnings increased to $6.4 million in the third quarter of 2004 from $1.3 million in the same period of 2003. Net sales increased 17% to $449.2 million in the third quarter of 2004 from $385.3 million in the same period of 2003.

The increase in sales is primarily due to increased volumes and market prices of platinum group metals. Earnings increased due to higher profits from metal-sourcing operations and improved profitability from refining operations, partially offset by higher operating costs of $2.7 million. This segment’s operating earnings are expected to return to less than $3 million per quarter for the foreseeable future.

Comparison of the First Nine Months of 2004
with the First Nine Months of 2003

Net earnings increased to $177.4 million in the first nine months of 2004 compared with $170.5 million in the same period of 2003. Operating earnings for the first nine months of 2004 increased to $211.2 million from $210.0 million in the same period of 2003. Higher operating earnings were achieved in the Environmental Technologies segment, Appearance and Performance Technologies segment, and the Materials Services segment, offset by lower operating earnings in the Process Technologies segment and the “All Other” category. Operating earnings for the first nine months of 2003 included a charge of $7.8 million ($4.8 million after tax) for the fair value of the remaining lease costs of certain mineral-storage facilities the Company ceased to use, restructuring charges totaling $8.7 million ($5.6 million after tax), and a royalty settlement gain of $28.4 million ($17.6 million after tax). In the first nine months of 2003, the Company recorded an after-tax transition charge of $2.3 million as a cumulative effect of an accounting change associated with the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations.”

The Company’s share of equity earnings from affiliates was $19.4 million for the first nine months of 2004 compared with $27.7 million for the same period in 2003. Higher equity earnings from N.E. Chemcat were due to stronger results in the current period from mobile-source environmental markets, absence of environmental remediation costs in 2003 and a loss on the sale of investment securities in 2003. These items were offset by decreased earnings resulting from the liquidation of the Engelhard-CLAL joint venture and modestly lower Heesung results due to higher operating costs.

Net sales increased 18% to $3,149.8 million in the first nine months of 2004 from $2,675.2 million for the same period in 2003. Sales increases were reported in all segments. Higher prices and volumes of platinum-group-metal sales from the Materials Services segment were the largest contributors to the increase.

Environmental Technologies

Operating earnings increased 18% to $102.7 million in the first nine months of 2004 compared with the same period in 2003. The year-ago period included a $5.3 million charge related to productivity initiatives. Sales for the first nine months of 2004 increased 9% to $680.0 million compared with the same period in 2003.

Sales to mobile-source environmental markets increased approximately $60 million for the first nine months of 2004 compared with the same period last year. Higher pass-through substrate and other costs and foreign currency exchange rate differences accounted for approximately 90% of the increase. Operating earnings from these markets improved 13% for the first nine months of this year compared with the same period of last year. This improvement is primarily due to absence of the charges related to productivity initiatives mentioned previously, the favorable impact of a change in the mix of products sold, a $1.7 million favorable impact from exchange rate differences, and the $1.5 million warranty accrual reversal in the third quarter, partially offset by higher information technology costs.

Sales derived from products sold to industrial markets decreased $5 million in the first nine months of 2004 compared with the first nine months of last year, as decreases in sales to the power-generation market more than offset sales increases to other served markets. Operating earnings from these markets improved due to an increase in gross profit from higher revenues in certain markets, absence of a provision for bad debts in the prior-year period of $1.2 million, and absence of a provision for obsolete inventory of $2.2 million.

Process Technologies

Operating earnings decreased 4% to $60.1 million in the first nine months of 2004 compared with the same period in 2003. The year-ago period included a $2.6 million charge related to productivity initiatives. Sales increased 9% to $439.2 million in the first nine months of 2004 compared with the same period in 2003.

Sales of catalyst and additives to the petroleum-refining market increased 18% in the first nine months of the year compared with the first nine months of 2003 due to continued success of the Company’s DMS technology platform. Operating earnings from sales of catalyst to the petroleum-refining market increased primarily due to the success of DMS technology, but were negatively impacted by approximately $4 million in higher costs to meet increased demand, and disruptions associated with the hurricane season exceeding $1 million. Sales and earnings of additives have grown substantially compared to 2003, but represent a small portion of sales and earnings.

Sales of catalyst to the chemical-process markets were up 3% for the first nine months of 2004 compared with the same period of last year. Operating earnings were lower due to the $5.2 million impact of decreased prices of older product offerings to the polyolefins market; $2.3 million of higher costs associated with the start-up of the Lynx capacity expansion in Tarragona, Spain; higher costs for nickel of $4.0 million, and higher operating, pension and information technology expenses, partially offset by a favorable foreign exchange impact of approximately $2 million, absence of the charge related to productivity initiatives in 2003 of $2.6 million, and increased Lynx volumes.

Appearance and Performance Technologies

Operating earnings increased 5% to $58.1 million in the first nine months of 2004 compared with the first nine months of 2003. The year-ago period included a provision of $7.8 million for the fair value of the remaining lease costs of certain mineral-storage facilities the Company ceased to use. Sales increased 5% to $523.7 million in the first nine months of 2004 compared with the first nine months of 2003.

Sales of products from mineral-based operations decreased 1% in the first nine months of 2004 compared with the first nine months of 2003, as lower volumes of kaolin-based products to the paper market were partially offset by improved sales of kaolin-based products to specialty markets. Operating earnings in the mineral-based operations improved due to absence of the previously mentioned $7.8 million charge concerning mineral-storage facilities partially offset by reduced profitability due to the decline in sales of kaolin-based products to the paper market and increased information technology costs of $2.6 million.

Sales of effect pigments and colorants to the cosmetics/personal care, coatings and other markets increased 12% in the first nine months of 2004 compared with the first nine months of 2003 primarily due to higher volumes and the third-quarter acquisition. Operating earnings were up modestly, as profits from increased sales and the benefits of productivity initiatives were significantly offset by higher information technology and other costs of $1.8 million and increased product development and commercialization costs.

Materials Services

Operating earnings increased 43% to $12.6 million in the first nine months of 2004 from $8.8 million in the same period of 2003. Net sales increased 32% to $1,465.5 million in the first nine months of 2004 from $1,108.8 million in the same period of 2003.

The increase in sales is primarily due to increased volumes and market prices of platinum group metals. Operating earnings were up due to improved profitability from refining operations and higher profits from metal-sourcing operations, partially offset by absence of a $9.3 million benefit from a contractual settlement in the prior period and increased operating costs of $2.8 million in the current period. The segment is continuing to experience the change that has been going on in material-sourcing markets, which involves different pricing formulas that have reduced current margins compared with historical margins. Volumes of recycled materials remain at recent low levels, reflecting the same order pattern experienced by our Process Technology segment’s chemical catalyst business.

  Liquidity and Capital Resources

Working capital was $598.6 million at September 30, 2004 compared with $445.5 million at December 31, 2003. The current ratio was 1.7 at September 30, 2004 and 1.5 at December 31, 2003. The percentage of total debt to total capitalization was 27.8% at September 30, 2004 compared with 26.3% at December 31, 2003.

Operating activities provided net cash of $170.2 million in the first nine months of 2004 compared with $298.1 million in the first nine months of 2003. The variance in cash flows from operating activities is primarily due to changes in committed metal positions, hedged metal obligations and accounts payable of the Materials Services segment (see Note 13, “Supplemental Information,” for detail regarding Materials Services related cash flows). Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, transactions are hedged on a daily basis. Hedging is accomplished primarily through forward, future and option contracts. However, in closely monitored situations for which exposure levels have been set by senior management, the Company, from time to time, holds large unhedged industrial commodity positions that are subject to future market price fluctuations. (See Note 10, “Committed Metal Positions and Hedged Metal Obligations”.) These positions are included in committed metal positions along with hedged metal holdings. The bulk of hedged metal obligations represent spot short positions. These spot sales are fully hedged through forward purchases with investment grade counterparties. Unless a forward counterparty fails to perform, there is no price risk. (See Note 10, “Committed Metal Positions and Hedged Metal Obligations” for the quantities and prices involved.) In addition, the aggregate fair value of derivatives in a loss position is reported in hedged metal obligations (derivatives in a gain position are included in committed metal positions). Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Committed metal positions may include significant advances made for the purchase of precious metals delivered to the Company, but for which final purchase price has not yet been determined. As of September 30, 2004, all such contracts have been final priced and settled.

Net cash used in investing activities increased to $141.0 million in the first nine months of 2004 compared with $60.5 million in the first nine months of 2003. The increase in cash flows used in investing activities is primarily related to $6.2 million in 2004 for the acquisition of an operation that expanded the capacity and global customer base of an existing product line and $60.0 million for the acquisition of The Collaborative Group, Ltd., including its wholly owned subsidiary Collaborative Laboratories, Inc., higher capital spending in the first nine months of 2004 compared with the same period in the prior year and liquidating distributions received in 2003 related to unwinding the Company’s Engelhard-CLAL joint venture.

Net cash used in financing activities in the first nine months of 2004 was $71.3 million compared with $213.7 million of net cash used in financing activities in the first nine months of 2003. The decrease in net cash used in financing activities was impacted by a $55 million increase in net borrowings in 2004 compared to a $115 million decrease in net borrowings in 2003, and a $23 million increase in stock repurchase activity in 2004 compared with 2003. Dividends paid were $3 million higher in 2004 compared with 2003, due to an increase in the quarterly per-share dividend of one cent.

In the first nine months of 2004, the Company increased its existing $150 million shelf registration to $450 million in order to increase the Company’s ability to raise cash for general corporate purposes. In the first nine months of 2004, the Company issued in a private placement five-year term, 11 billion Japanese yen notes with a coupon rate of 1.1%. These notes are accounted for as an effective net investment hedge of a portion of the Company’s yen-denominated investments. Also in the first nine months of 2004, the Company renewed its 364-day committed credit facility, extending the maturity to May 5, 2005 and increasing the amount available to $450 million.

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

A discussion and analysis of the Company’s market risk is included in the Company’s 2003 Form 10-K. There have been no significant changes to these market risks as of September 30, 2004.

Item 4.    Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of September 30, 2004, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2004 were effective to provide reasonable assurance that material information related to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings would be communicated to them on a timely basis. There was no change in the Company’s internal control over financial reporting during the Company’s third fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

        The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the reality that judgments and estimates can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2004, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

  PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The Company has Board authorized programs for the repurchase of the Company’s stock. The following table represents repurchases under these programs for each of the three months of the quarter ended September 30, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
7/1/04 - 7/31/04 (b)	129,500	$30.42	129,500	4,968,332
8/1/04 - 8/31/04	1,783,100	27.72	1,783,100	3,185,232
9/1/04 - 9/30/04	111,200	27.36	111,200	3,074,032
Total	2,023,800	$27.87	2,023,800

(a)	Share repurchase program of 6 million shares authorized in October 2003.

(b)	Excludes 332 shares obtained by the Rabbi Trust under the Deferred Compensation Plan for Key Employees of Engelhard Corporation.

Item 6.	Exhibits and Reports on Form 8-K	Pages

(a)	(10)	Material Contracts

		(a) Amendment to Key Employees Stock Bonus Plan of Engelhard Corporation (The Key Employees Stock Bonus Plan of Engelhard Corporation is incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).	27

	(31)(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	28

	(31)(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	29

	(32)	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. *	30

(b)		In a report on Form 8-K furnished to the Securities and Exchange Commission (SEC) on July 27, 2004, the Company reported that it furnished its earnings release with the SEC for the second quarter ended June 30, 2004.

		In a report on Form 8-K furnished to the Securities and Exchange Commission (SEC) on July 30, 2004, the Company reported that it had completed its acquisition of The Collaborative Group, Ltd.

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

ENGELHARD CORPORATION (Registrant)

Date: November 8, 2004	/s/ Barry W. Perry
Barry W. Perry
Chairman and Chief Executive Officer

Date: November 8, 2004	/s/ Michael A. Sperduto
Michael A. Sperduto
Vice President and Chief Financial Officer

Date: November 8, 2004	/s/ Alan J. Shaw
Alan J. Shaw
Controller

EXHIBIT (10)(a)

AMENDMENT TO
KEY EMPLOYEES STOCK BONUS PLAN OF
ENGELHARD CORPORATION

The Key Employees Stock Bonus Plan of Engelhard Corporation is amended, effective as of October 7, 2004, by adding a new paragraph 13 to the Plan to read as follows:

“13.   Key employees who are designated by the Committee as eligible to elect share withholding under this paragraph 13 of the Plan may elect to satisfy their federal, state and local income and employment tax withholding obligations arising from the vesting of the Common Stock subject to an award under the Plan by having the Company withhold a portion of the vesting Common Stock having a fair market value equal to the amount of such taxes. The key employee’s election must be made on or before the date that the amount of tax to be withheld is determined. The amount of tax withholding to be satisfied by withholding shares of Common Stock shall be limited to the minimum amount of taxes required to be withheld under applicable federal, state and local law. The Company will not deliver any fractional share of Common Stock but will pay, in lieu thereof, the fair market value of such fractional share.”

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	November 8, 2004	/s/ Barry W. Perry Barry W. Perry Chairman and Chief Executive Officer

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	November 8, 2004	/s/ Michael A. Sperduto Michael A. Sperduto Vice President and Chief Financial Officer

EXHIBIT (32)

Section 1350 Certifications of

Chief Executive Officer and Chief Financial Officer

The undersigned, Barry W. Perry, Chairman and Chief Executive Officer of Engelhard Corporation (the “Company”), and Michael A. Sperduto, Vice President and Chief Financial Officer of the Company, each hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended September 30, 2004 (the “Report”) (1) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

Date: November 8, 2004	/s/ Barry W. Perry
Barry W. Perry
Chairman and Chief Executive Officer

Date: November 8, 2004	/s/ Michael A. Sperduto
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

