Form 10-K
period 2004-12-31
ENGELHARD CORP
filed 2005-03-11
CIK 352947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________
Commission file number 1-8142

ENGELHARD CORPORATION (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	22-1586002 (I.R.S. Employer Identification No.)

101 WOOD AVENUE, ISELIN, NEW JERSEY (Address of principal executive offices)	08830 (Zip Code)

Registrant’s telephone number, including area code	(732) 205-5000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, par value $1 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes☒ No☐ .

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2004 was approximately $4,015,762,662.

As of March 1, 2005, 122,183,986 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed by May 5, 2005.

PART I

ITEM 1.    BUSINESS

Engelhard Corporation (which, together with its subsidiaries, is collectively referred to as the Company) was formed under the laws of Delaware in 1938 and became a public company in 1981. The Company’s principal executive offices are located at 101 Wood Avenue, Iselin, NJ 08830 (telephone number (732) 205-5000).

The Company maintains a website, free of charge, at www.Engelhard.com, which contains information about the Company, including links to the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and related amendments, which are available as soon as reasonably practicable after such reports are filed or furnished electronically with the SEC. The Company’s website and the information contained in it shall not be deemed incorporated by reference in this Form 10-K.

The Company develops, manufactures and markets value-adding technologies based on surface and materials science for a wide spectrum of industrial customers. The Company also provides its technology segments, their customers and others with precious and base metals and related services.

The Company employed approximately 6,500 people as of January 1, 2005 and operates on a worldwide basis with corporate headquarters in the United States, and manufacturing facilities, mineral reserves and other operations in Asia, the European community, North America, the Russian Federation, South Africa and Brazil.

The Company’s businesses are organized into four reportable segments — Environmental Technologies, Process Technologies, Appearance and Performance Technologies and Materials Services.

Within the “All Other” category, sales to external customers and operating earnings (losses) are derived primarily from the Ventures business. The sale of precious metals accounted for under the LIFO method, royalty income, results from the Strategic Technologies group and other miscellaneous income and expense items not related to the reportable segments are included in the “All Other” category.

The following information on the Company is included by segment in Note 19, “Business Segment and Geographic Area Data,” of the Notes to Consolidated Financial Statements: net sales to external customers; operating earnings (loss); special charge (credit), net; depreciation, depletion and amortization; equity in earnings of affiliates; total assets; equity investments and capital expenditures. Interest income, interest expense and income taxes are included in total.

Environmental Technologies

The Environmental Technologies segment markets cost-effective compliance with environmental regulations, enabled by sophisticated emission-control technologies and systems. The segment also provides high-value material products made principally from platinum group metals, as well as thermal spray and coating technologies.

Environmental catalysts are used in applications such as the abatement of carbon monoxide, oxides of nitrogen and hydrocarbon emissions from gasoline and diesel vehicles. These catalysts also are used to remove odors, fumes and pollutants associated with a variety of process industries, co-generation and gas-turbine power generation, household appliances and lawn and garden power tools.

The products of the Environmental Technologies segment compete in the marketplace on the basis of value, performance and cost. No single competitor is dominant in the markets in which this segment operates.

The manufacturing operations of the Environmental Technologies segment are carried out in the United States, Italy, Germany, India, South Africa, Brazil, China, Thailand, Sweden and the United Kingdom, with equity investments located in South Korea and the United States. Although not included in this segment, the Japanese mobile-source markets are served by the Company’s N.E. Chemcat equity joint venture. The products are sold principally through the Company’s sales organizations or those of its equity investments, supplemented by independent distributors and representatives.

Principal raw materials used by the Environmental Technologies segment include precious metals, procured by the Materials Services segment and/or supplied by customers, and a variety of minerals and chemicals that are generally available.

As of January 1, 2005, the Environmental Technologies segment had approximately 1,970 employees worldwide. Most hourly employees are not covered by collective bargaining agreements. Employee relations have generally been good.

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

The products of the Process Technologies segment compete in the marketplace on the basis of value, performance and cost. No single competitor is dominant in the markets in which this segment operates.

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

As of January 1, 2005, the Process Technologies segment had approximately 1,690 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

Appearance and Performance Technologies

The Appearance and Performance Technologies segment provides pigments, effect materials, personal care active ingredients and performance additives that enable its customers to market enhanced image and functionality in their products. This segment serves a broad array of end markets, including cosmetics, personal care, coatings, plastic, automotive, construction and paper. The segment’s products help customers improve the look, functionality, performance and overall cost of their products. In addition, the segment is the internal supply source of precursors for most of the Company’s advanced petroleum-refining catalysts.

The segment’s principal products include special-effect materials and films, personal care actives, color pigments and dispersions, paper pigments and extenders and specialty performance additives. The segment’s special-effect pigments provide a range of aesthetic and functional effects in coatings, personal care and cosmetic products, packaging, plastics, inks, glitter, gift wrap, textiles and other applications. Personal care materials include materials used for skin care delivery systems and active ingredients. Color pigments include a broad range of organic and inorganic products, dispersions and universal colorants. Paper pigments are used as coating and extender pigments to improve the opacity, brightness, gloss and printability of coated and uncoated papers. Specialty performance additives are used to improve the functionality, appearance and value of liquid and powder coatings, plastics, rubber, adhesives, inks, concrete and cosmetics. Iridescent and specialty films are used to visually enhance a variety of products in such applications as product packaging, labels, glitter, gift wrap and textiles.

The products of the Appearance and Performance Technologies segment compete in the marketplace on the basis of value, performance and cost. No single competitor is dominant in the markets in which this segment operates.

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

As of January 1, 2005, the Appearance and Performance Technologies segment had approximately 2,120 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

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

Operations are located in the United States, Italy, Japan, the Russian Federation, Switzerland and the United Kingdom. As of January 1, 2005, the Materials Services segment had approximately 84 employees worldwide.

Equity Investments

The Company has equity investments in affiliates that are accounted for under the equity method. These investments are N.E. Chemcat Corporation (N.E. Chemcat), Heesung-Engelhard, H. Drijfhout & Zoon’s Edelmetaalbedrijen (HDZ), a former subsidiary of the Engelhard-CLAL joint venture, and Prodrive-Engelhard. N.E. Chemcat is a 38.8%-owned, publicly traded Japanese corporation and a leading producer of automotive and chemical catalysts, electronic chemicals and other precious-metal-based products. Heesung-Engelhard, a 49%-owned joint venture in South Korea, manufactures and markets catalyst products for automobiles. HDZ is a 45%-owned former subsidiary of Engelhard-CLAL, which manufactured and marketed certain products containing precious metals. Prodrive-Engelhard, a 50%-owned joint venture in the United States, specializes in the design, development and testing of vehicle emission systems.

Major Customers

No customer accounted for more than 10% of the Company’s net sales for the year ended December 31, 2004. In 2002, Ford Motor Company, a customer of the Environmental Technologies and Materials Services segments, accounted for more than 10% of the Company’s net sales. Sales of precious metal to this customer were significantly lower in 2004 and 2003. Fluctuations in precious-metal prices and the type and quantities of metal purchased can result in material variations in sales reported, but do not necessarily have a direct or significant effect on earnings.

Research and Patents

At December 31, 2004, the Company employed approximately 540 scientists, technicians and auxiliary personnel engaged in research and development in the fields of surface chemistry and materials science. These activities are conducted in the United States and abroad. Research and development expenses were $99.9 million in 2004, $93.1 million in 2003 and $88.2 million in 2002.

Research facilities include fully staffed instrument analysis laboratories that the Company maintains in order to achieve the high level of precision necessary for its technology businesses and to assist customers in understanding how the Company’s products and services add value to their businesses.

The Company owns, or is licensed under, numerous patents secured over a period of years. It is typically the policy of the Company to apply for patents whenever it develops new products or processes considered to be commercially viable and, in appropriate circumstances, to seek licenses when such products or processes are developed by others. While the Company deems its various patents and licenses to be important to certain aspects of its operations, it does not consider any significant portion or its business as a whole to be materially dependent on patent protection.

Environmental Matters

With the oversight of environmental agencies, the Company is currently preparing, has under review, or is implementing environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites, including Plainville, Massachusetts. The Company continues to investigate and remediate contamination at Plainville under a 1993 agreement with the United States Environmental Protection Agency (EPA). The Company continues to address decommissioning issues at Plainville under authority delegated by the Nuclear Regulatory Commission to the Commonwealth of Massachusetts.

In addition, as of December 31, 2004, 13 sites have been identified at which the Company believes liability as a potentially responsible party is probable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination and natural resource damages resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund imposes strict, joint and several liability under certain circumstances. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de-minimis contributor of hazardous substances at a number of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances, discovery of new information or natural resource damages, the Company has settled a number of other cleanup proceedings. The Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

The accruals for environmental cleanup-related costs reported in the consolidated balance sheets at December 31, 2004 and 2003 were $19.1 million and $19.3 million, respectively, including $0.1 million at December 31, 2004 and 2003 for Superfund sites. These amounts represent those undiscounted costs that the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company’s accrual represents approximately 37% of what it believes are the reasonably possible environmental cleanup-related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

Cash payments for environmental cleanup-related matters were $1.3 million in 2004 and $1.8 million in each of 2003 and 2002. In 2003, the Company recognized a $2.0 million liability for a facility in France.

For the past three-year period, environmental-related capital projects have averaged less than 10% of the Company’s total capital expenditure programs, and the expense of environmental compliance (e.g., environmental testing, permits, consultants and in-house staff) was not material.

There can be no assurances that environmental laws and regulations will not change or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and current environmental laws and regulations, cash payments for environmental cleanup-related matters are projected to be $1.4 million for 2005, which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, management believes environmental cleanup-related reserves at December 31, 2004 are reasonable and adequate, and environmental matters are not expected to have a material adverse effect on financial condition. However, if these matters are resolved in a manner different from the estimates, they could have a material adverse effect on the Company’s operating results or cash flows.

ITEM 2.    PROPERTIES

The Company leases a building on approximately seven acres of land with an area of approximately 271,000 square feet in Iselin, NJ. This building serves as the principal executive and administrative office of the Company and its operating segments. The Company owns approximately eight acres of land and three buildings with a combined area of approximately 150,000 square feet in Iselin, NJ. These buildings serve as the major research and development facilities for the Company’s operations. The Company also owns or leases research facilities in Gordon, GA; Union, NJ; Buchanan, Ossining and Stony Brook, NY; Beachwood, OH; Pasadena, TX; Hannover, Germany; and De Meern, The Netherlands.

The Environmental Technologies segment operates company-owned plants in Huntsville, AL; East Windsor, CT; Wilmington, MA; Duncan, SC; East Newark and Carteret, NJ; Fremont, CA; Nienburg, Germany; Chennai, India; Port Elizabeth, South Africa; Rome, Italy; Indiatuba, Brazil; Shanghai, China; Rayoung, Thailand; Solvesborg, Sweden; and Cinderford in the United Kingdom.

The Process Technologies segment operates company-owned plants in Attapulgus and Savannah, GA; Elyria, OH; Erie, PA; Seneca, SC; Jackson, MS; Pasadena, TX; Rome, Italy; De Meern, The Netherlands; and Tarragona, Spain.

The Appearance and Performance Technologies segment operates company-owned attapulgite processing plants in Quincy, FL near the area containing its attapulgite reserves, plus mica mine and processing facilities in Hartwell, GA. In addition, the segment operates three company-owned kaolin mines and three milling facilities in Middle Georgia, which serve a 70-mile network of pipelines to three processing plants. It also operates on company-owned land containing kaolin and leases on a long-term basis kaolin mineral rights to additional acreage. The segment also operates company-owned sales and manufacturing facilities in Kotka and Rauma, Finland and Shanxi, China in addition to owning and operating color, pearlescent pigment, personal care and film manufacturing facilities in Sylmar, CA; Louisville, KY; Eastport, ME; Peekskill and Setauket, NY; Elyria, OH; Charleston, SC; Haarlem, The Netherlands; and Inchon, South Korea. Management believes the Company’s kaolin, attapulgite and mica reserves will be sufficient to meet its needs for the foreseeable future.

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

ITEM 4A.         EXECUTIVE OFFICERS OF THE REGISTRANT

GAVIN A. BELL
Age 43. Vice President, Investor Relations effective July 16, 2004. Director, Investor Relations, American Standard Companies, Inc. (global, diversified manufacturer) from 2002 to 2004. Director, Investor Relations, Becton, Dickinson and Company (global medical technology company) from 2001 to 2002. Director, Investor Relations, Coca-Cola Beverages plc, a London, UK subsidiary of The Coca-Cola Company (global beverage company) from prior to 2000.

ARTHUR A. DORNBUSCH, II	Age 61. Vice President, General Counsel and Secretary of the Company from prior to 2000.
MARK DRESNER	Age 53. Vice President of Corporate Communications from prior to 2000.
JOHN C. HESS	Age 53. Vice President, Human Resources from prior to 2000.
MAC C.P. MAK
Age 56. Treasurer, effective April 7, 2003. Senior Vice President, Strategic Planning and Corporate Development, Coty Inc. (global cosmetics company) from December 2001 to April 2003. Vice President, Strategic Planning and Corporate Development, Coty Inc. from prior to 2000.

BARRY W. PERRY *
Age 58. Chairman and Chief Executive Officer of the Company since January 2001. President and Chief Operating Officer from prior to 2000. Mr. Perry is also a director of Arrow Electronics, Inc. and Cookson Group plc.

ALAN J. SHAW	Age 56. Controller of the Company effective January 1, 2003. Vice President-Finance of Materials Services from prior to 2000 to December 2002.
MICHAEL A. SPERDUTO	Age 47. Vice President and Chief Financial Officer of the Company effective August 2, 2001. Controller of the Company from prior to 2000.
* Also a director of the Company.

Officers of the Company are elected at the meeting of the Board of Directors held in May of each year after the annual meeting of shareholders and serve until their successors shall be elected and qualified and shall serve as such at the pleasure of the Board.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) As of March 1, 2005, there were 4,571 holders of record of the Company’s common stock, which is traded on the New York Stock Exchange (ticker symbol “EC”), as well as on the Swiss Stock Exchange.

The range of market prices and cash dividends paid for each quarterly period were as follows:

	NYSE Market Price		Cash dividends paid
	High	Low	per share
2004
First quarter	$30.29	$26.66	$0.11
Second quarter	32.31	27.55	0.11
Third quarter	32.72	26.63	0.11
Fourth quarter	30.98	26.49	0.11

2003
First quarter	$23.11	$19.02	$0.10
Second quarter	26.61	21.26	0.10
Third quarter	29.15	24.08	0.10
Fourth quarter	30.58	27.18	0.11

(c) The Company has Board authorized plans or programs for the repurchase of the Company’s stock. The following table represents repurchases under these plans or programs for each of the three months of the quarter ended December 31, 2004:

ISSUER PURCHASES OF EQUITY SECURITIES:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
10/1/04 - 10/31/04	183,900	(b)	$27.04	183,900	2,890,132
11/1/04 - 11/30/04	15,600		$29.72	15,600	2,874,532
12/1/04 - 12/31/04	—	(c)	—	—	2,874,532
	199,500		$27.25	199,500

(a)	Share repurchase program of 6 million shares authorized in October 2003.

(b)	Excludes 380 shares obtained by The Rabbi Trust under The Deferred Compensation Plan for Key Employees of Engelhard Corporation.

(c)	Excludes 2,460 shares acquired at market value as a result of a stock swap option exercise pursuant to The Stock Option Plan of 1991.

ITEM 6.    SELECTED FINANCIAL DATA

Selected Financial Data
($ in millions, except per-share amounts)

	2004	2003	2002	2001	2000
Net sales	$4,166.4	$3,714.5	$3,753.6	$5,096.9	$5,542.6
Net earnings (1)	235.5	234.2	171.4	225.6	168.3
Basic earnings per share (1)	1.91	1.87	1.34	1.73	1.33
Diluted earnings per share (1)	1.88	1.84	1.31	1.71	1.31
Total assets	3,178.6	2,933.0	3,020.7	2,995.5	3,166.8
Long-term debt	513.7	390.6	247.8	237.9	248.6
Shareholders’ equity	1,414.3	1,285.4	1,077.2	1,003.5	874.6
Cash dividends paid per share	0.44	0.41	0.40	0.40	0.40
Return on average shareholders’ equity (1)	17.4%	19.8%	16.5%	24.0%	20.5%

(1)  Net earnings in 2004 include the following: a tax provision benefit of $8.0 million resulting from an agreement reached with the Internal Revenue Service with respect to the Company’s tax returns for 1998 through 2000, a charge of $4.1 million resulting from the consolidation of certain manufacturing operations to improve efficiency and a credit of $0.8 million related to the reversal of prior year special charge accruals (see Note 6, “Special Charges and Credits,” for further detail).

Net earnings in 2003 include the following: a royalty settlement gain of $17.6 million, a charge of $4.8 million for the fair value of the remaining lease costs of certain minerals-storage facilities that the Company ceased to use and restructuring charges of $5.6 million (see Note 6, “Special Charges and Credits,” for further detail). In addition, a transition charge of $2.3 million was recorded on January 1, 2003 as the cumulative effect of an accounting change (see Note 4, “Accounting for Asset Retirement Obligations,” for further detail).

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

Net earnings in 2000 include special and other charges of $92.0 million for a variety of events, including the write-down of goodwill and fixed assets of the Company’s HexCore business unit and net gains of $12.9 million on sales of investments and land.

The following tables provide information related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (see Note 4, “Accounting for Asset Retirement Obligations,” for further detail):

Selected Financial Data
($ in millions, except per-share amounts)

	2004	2003	2002	2001	2000
Net earnings before cumulative effect of a change in accounting principle	$235.5	$236.5	$171.4	$225.6	$168.3
Cumulative effect of a change in accounting principle, net of tax of $1,390	—	(2.3)	—	—	—
Net earnings	$235.5	$234.2	$171.4	$225.6	$168.3
Earnings per share - basic:
Earnings before cumulative effect of a change in accounting principle	$1.91	$1.89	$1.34	$1.73	$1.33
Cumulative effect of a change in accounting principle, net of tax	—	(0.02)	—	—	—
Earnings per share - basic	$1.91	$1.87	$1.34	$1.73	$1.33
Earnings per share - diluted:
Earnings before cumulative effect of a change in accounting principle	$1.88	$1.86	$1.31	$1.71	$1.31
Cumulative effect of a change in accounting principle, net of tax	—	(0.02)	—	—	—
Earnings per share - diluted	$1.88	$1.84	$1.31	$1.71	$1.31

Pro forma amounts assuming the provisions of SFAS No. 143 were applied retroactively:	2004	2003	2002	2001	2000
Net earnings before cumulative effect of a change in accounting principle	$235.5	$236.5	$170.8	$225.0	$167.8
Basic earnings per share before cumulative effect	1.91	1.89	1.33	1.73	1.33
Diluted earnings per share before cumulative effect	1.88	1.86	1.31	1.70	1.31

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all per-share amounts are presented as diluted earnings per share, as calculated under SFAS No. 128, “Earnings per Share.”

For a discussion of the Company’s critical accounting policies and estimates, see page 26.

Overview

The Company develops, manufactures and markets value-adding technologies based on surface and materials science for a wide spectrum of served markets. The Company also provides its technology segments, their customers and others with precious and base metals and related services. The Company’s businesses are organized into four reportable segments that are discussed individually below. Additional detailed descriptive material is included in “ITEM 1. BUSINESS” and NOTE 19, “BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA.”

One of the strengths of the Company is that its segments serve diverse markets, which is important for assessing the variability of future cash flows. The following economic comments also provide a useful context for evaluating the Company’s performance: (1) worldwide auto builds continue to be relatively flat, albeit at fairly high levels - industry growth for auto-emission catalysts will benefit from tougher environmental regulation throughout the world over the next 5-10 years as well as developing economies, especially new Asian production; (2) more stringent diesel-emission regulations are being phased in, affording the Company additional opportunities for catalyst solutions; (3) worldwide petroleum refineries are operating close to capacity generating demand for the extra yields provided by Engelhard’s advanced fluid cracking catalysts and performance additives; (4) markets for effect pigments, colors and active ingredients in cosmetics, personal care, auto finishes and coatings have remained positive during the recent economic downturns and tend to be less cyclical; (5) although there are signs of recovery, there has been little change in chemical industry customers’ continued ability to delay large replacement catalyst orders and the related demand for platinum-group-metal refining services; (6) the coated, free-sheet paper market is strengthening, but pricing and related market share loss continue to negatively impact the Company; and (7) margins related to the supply of metal to industrial customers are lower because of changes in pricing and supply arrangements.

Results of Operations

Net earnings in 2004 included a restructuring charge of $4.1 million related to the consolidation of certain manufacturing facilities and a net tax provision benefit of $8.0 million resulting from an agreement reached with the Internal Revenue Service with respect to the Company’s tax returns for 1998 through 2000. Net earnings in 2003 include a royalty settlement gain of $17.6 million, a charge of $4.8 million for the fair value of the remaining lease costs of certain minerals-storage facilities that the Company ceased to use and restructuring charges of $5.6 million. In addition, a transition charge of $2.3 million was recorded on January 1, 2003 as the cumulative effect of an accounting change. Net earnings in 2002 include an impairment charge of $57.7 million associated with the Engelhard-CLAL joint venture, an impairment charge of $4.1 million associated with an investment in fuel-cell developer Plug Power Inc., a charge of $1.9 million related to a manufacturing consolidation plan and a $6.8 million insurance settlement gain.

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

Environmental Technologies

The majority of this segment’s sales is derived from technologies to control pollution from mobile sources, including gasoline- and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and motorcycles.  This segment’s customers generally are driven by increasingly stringent environmental regulations, for which the Company provides sophisticated emission-control technologies. The remainder of this segment’s sales is derived from products sold into a variety of industrial markets, including aerospace, power generation, process industries and utility engines. The Company supplies these industrial markets with sophisticated emission-control technologies, high-value material products made primarily from platinum group metals and thermal spray and coating technologies.

2004 Performance

Results of Operations (in millions)

	2004	2003	2002	% change 2003 to 2004	% change 2002 to 2003
Sales	$899.2	$831.4	$680.4	8.2%	22.2%
Operating earnings before special items	136.4	124.5	112.3	9.6%	10.9%
Special charge (credit)	(0.2)	5.2	3.1
Operating earnings	136.6	119.3	109.2	14.5%	9.2%

Discussion

Results from this segment were strong, as operating earnings improved from mobile-source markets and from industrial products markets.

Sales to mobile-source markets increased 10% in 2004 compared with 2003. Approximately half this increase related to higher substrate costs. These substrates are manufactured by third-party suppliers who often set prices directly with the Company’s customers. These costs do not impact the Company’s profits, but, as substrate costs rise, the Company’s operating margins decrease due to dollar-for-dollar increases in selling prices. Substrate costs rose in 2004 due to an increase in demand for emission-control systems for diesel engines. Translation of sales of the Company’s foreign operations accounted for 40% of the sales increase to mobile-source markets in 2004 compared with 2003. The Company serves a wide customer base, and changes in the mix of sales to these markets are common. Notably in 2004 compared with 2003, increased sales to diesel engine OEMs were largely offset by decreased sales to the diesel retrofit market, which, in 2003, included low-margin sales from a canning facility the Company closed in 2003.

Operating earnings from mobile-source markets increased 9% in 2004 compared with 2003. The largest reason for this increase was absence of a $4.6 million restructuring charge recorded in 2003. Favorable impacts from foreign currency translation of $4.7 million and reversal of warranty reserves of $1.5 million were mostly offset by higher information technology expenses of $4.0 million and higher diesel R&D expense of $1.4 million. The Company serves a wide base of customers within these markets. As changes in the mix of customers and vehicles occur, operating earnings may be affected. For example, catalytic technologies vary depending on vehicle, engine type and engine size. Profitability is impacted by the mix of vehicle platforms and by the sales of particular vehicles for which the Company provides catalyst. In 2004, profits from mobile-source diesel markets increased while profits from other mobile-source markets decreased compared with 2003. The diesel OEM market remains one of this segment’s primary growth areas, and 2004 represents the first year sales to this market significantly contributed to earnings. These improvements were partially offset by a decline in earnings from diesel retrofit markets. In 2003, the Company experienced strong profitability from a diesel retrofit project in Hong Kong, which was completed early in 2004.

Operating earnings from traditional light-duty vehicle markets declined in 2004. Although light-duty automobile builds in North America and Europe were flat in 2004 compared with 2003, operating earnings declined due to the mix of vehicle platforms for which the Company provided catalyst. It is important to note the Company currently serves the large Asian markets of Japan and Korea through joint ventures accounted for under the equity method. Accordingly, results of those operations are not included in the operating earnings of this segment. Automobile builds in Asia were higher in 2004 than 2003, and the Company’s Asian joint ventures experienced increased profits (see section titled “Equity Earnings”).

Sales to industrial product markets decreased 4% as a decline in sales to power-generation customers more than offset improved sales to the aerospace, temperature-sensing and refining markets. The decline in demand from the power-generation market was expected, and costs were reduced accordingly.

Earnings from industrial product markets improved significantly in 2004 compared with 2003 primarily due to productivity initiatives. Earnings from the aerospace market improved versus the prior year, but have not returned to levels experienced prior to 2001. The temperature-sensing market, while relatively small, represents a niche growth area in which the Company increased investment in 2004 through acquisition and research and development. Profits were flat in 2004 versus 2003 as the Company expanded into this market globally. While cash flows from other served markets remain sufficient to support existing assets, certain operations are being evaluated from a strategic standpoint. It is possible that some of these assets may be sold or shut down. Long-lived assets associated with these operations, which are currently recoverable, are approximately $10 million, and the majority of the employees are covered by a collective bargaining agreement that contains severance provisions.

Outlook

Near-term demand for the Company’s products sold to mobile-source markets is expected to remain at or near current levels. Worldwide automobile builds for 2005 are forecast to be flat to modestly higher than in 2004. As more stringent emission regulations phase in for 2006-model-year gasoline automobiles, it will have a positive effect on the U.S. market. Demand for diesel-emission technologies is expected to increase as more of these vehicles are sold and regulations become more stringent. Heavy-duty diesel-emission standards worldwide are forecast to tighten, with step-changes occurring in 2007 and 2010. Demand for the Company’s technology to these markets is subject to changes in mix, the level of worldwide auto builds and competitive pressures resulting from current excess capacity in the industry. The Company maintains a strong technology position in these markets and continues to invest significantly in research and development.

In stationary-source markets, demand is expected to remain soft for technologies related to peak-power generation due to the current lack of funding for these projects. The overall power-generation industry has experienced difficulty in recent years due to deregulation and financial instability associated with high levels of capital spending. The Company has right-sized this business and has maintained the technical ability and capacity to serve this market when demand returns.

The Company’s thermal spray operation, which serves the power-generation and aerospace markets, has seen a modest improvement in demand. The Company expects this trend to continue, but does not expect these markets to return to pre-2001 levels. In response, this operation has been expanding applications of its technology to previously unserved components within the aerospace market, and it is experiencing some initial commercial success.

Other industrial markets served include temperature-sensing and industrial products. A recent foreign acquisition positions the Company globally to participate in the projected worldwide growth of the temperature-sensing market. Certain industrial products operations are not considered core to the Company, and it is possible that some of these may be sold or shut down.

This segment continues to work to reduce its reliance on traditional mobile-source markets by developing technologies for an array of applications, including motorcycles; small engines, such as lawn and garden power equipment; charbroilers; mining and construction; heavy-duty diesel engines; and ozone management.

2003 compared with 2002

Sales increased primarily from the addition of higher pass-through substrate costs and the favorable impact of foreign exchange, which collectively accounted for approximately two-thirds of the sales increase. Sales were also favorably impacted from increased volumes to the mobile-source markets. These sales increases were partially offset by $16.3 million decreased sales to the power-generation market and by $12.1 million decreased sales of thermal spray applications to the aerospace and power-generation markets.

      Operating earnings were higher from increased volumes to the mobile-source markets. Operating earnings were also favorably impacted by absence of costs in the year-ago period related to rework for power-generation applications of $11.4 million; the favorable impact of foreign exchange of $6.7 million; and a manufacturing consolidation charge of $3.1 million recorded in 2002. The increase was partially offset by lower volumes of emission-control systems to the power-generation markets and lower volumes of thermal spray applications. Earnings were also decreased by a management consolidation and productivity initiative that resulted in a charge of $5.3 million recorded in 2003; the reversal of a warranty accrual of $4.9 million in 2002; the recognition of expenses of $5.0 million due to customer-related financial issues; higher depreciation costs of $4.3 million and higher energy costs of $2.7 million.

Process Technologies

The Process Technologies segment enables customers to make their processes more productive, efficient, environmentally sound and safer through the supply of advanced chemical-process catalysts, additives and sorbents.

2004 Performance

Results of Operations (in millions)

	2004	2003	2002	% change 2003 to 2004	% change 2002 to 2003
Sales	$615.2	$569.2	$538.8	8.1%	5.6%
Operating earnings before special items	87.3	98.5	93.0	-11.4%	5.9%
Special charge	—	2.6	—
Operating earnings	87.3	95.9	93.0	-9.0%	3.1%

Discussion

This segment experienced a difficult year, as improved earnings from the petroleum-refining markets were more than offset by decreased earnings from chemical-process markets.

Sales of catalyst and additives to the petroleum-refining market increased in 2004 compared with 2003. The increase was driven by strong demand for products derived from the Company’s Distributed Matrix Structure (DMS) technology platform, which sold at premium prices. DMS technology allows refiners to increase yields. Higher volumes of petroleum-refining additives also positively impacted sales. These improvements were modestly offset by decreased demand for older product offerings displaced by DMS technology.

Operating earnings from products sold to petroleum-refining markets increased in 2004 compared with 2003. Profits from increased demand for DMS technologies and other additives were partially offset by higher information technology costs of approximately $2 million, higher raw material costs of approximately $3 million and the impact of a particularly severe hurricane season. During 2004, strong demand for DMS technology began to exceed existing capacity at the operating facility that produces these products. As a result, other assets were utilized to meet the additional demand, resulting in higher transportation, production-scheduling and asset-utilization costs. In 2004, the Company launched a series of projects designed to increase both capacity and the productivity of assets that serve this market. Operating earnings for 2004 also were negatively impacted by $1.1 million compared with 2003 due to the timing of customer orders for certain older technologies.

Sales of catalysts to the chemical-process markets increased modestly in 2004 compared with 2003. The increase resulted from a currency-exchange impact of approximately $8 million and a change in product mix, which was partially offset by $7.5 million of price reductions in older custom catalyst technologies. Sales to chemical-process customers continued to be depressed, as customer capacity remained at levels that did not require catalyst change-outs. Volumes of Lynx polypropylene catalysts increased in 2004 compared with 2003 as market acceptance continued and expanded capacity at the Company’s facility in Tarragona, Spain came on-line.

Operating earnings from products sold to chemical-process markets decreased significantly, driven primarily by the above-mentioned price reduction of $7.5 million, higher raw material costs of approximately $6 million, a change in product mix and higher information technology costs of approximately $3 million. These factors were partially offset by a favorable impact from currency exchange of approximately $3 million and absence of restructuring expenses included in the special charge referenced in the table above.

Outlook

The outlook for operations serving the petroleum-refining markets is strong for 2005 and beyond. Demand for premium-priced catalysts and additives is expected to remain high due to external factors, including high crude-oil prices, absence of additional worldwide refining capacity, increased demand for gasoline and environmental-fuel compliance. The Company also expects to realize price increases on certain products in early 2005. The Company’s cost position is expected to improve in 2005 compared with 2004 as debottlenecking and other productivity initiatives launched in 2004 begin to produce favorable results. The Company continues to invest in research and development to maintain the competitive advantage derived from its unique DMS technology platform.

The outlook for operations serving chemical-process markets is mixed for 2005. Sales to polypropylene customers are expected to improve as market acceptance of Lynx products continues. The Company is expanding into the polyethylene catalyst market. Although the Company expects to sell these catalysts at a faster growth rate than the market itself, it does not anticipate these sales to contribute significantly to 2005 earnings.

The outlook for operations serving other chemical-process markets is not expected to change in 2005 as catalyst customers continue to delay large, replacement orders. Although industry consolidation has created global customers who are attempting to leverage their buying power, the Company does expect to implement price increases. The Company continues to invest in development of proprietary technologies that can command premium prices. These technologies include catalysts for gas-to-liquid, custom zeolite and dehydrogenation applications.

2003 compared with 2002

Sales grew primarily from increased demand for new technologies offered to the petroleum-refining (DMS technology platform products) and chemical-process markets (Lynx platform and gas-to-liquids), which aggregated $33.0 million, and the favorable impact of foreign exchange of $13.0 million. Sales were reduced by $10.3 million due to lower precious-metal prices, which are passed through to chemical-process catalyst customers in Europe and lower sales to certain chemical-process markets.

Operating earnings rose primarily due to increased demand for new technologies offered to the petroleum-refining and chemical-process markets; lower raw material costs of $4.5 million (excluding nickel); the favorable impact of foreign exchange of $5.4 million; and benefits from productivity programs. These increases were partially offset by a productivity initiative that resulted in a charge of $2.6 million recorded in the first quarter of 2003, higher energy costs of $5.7 million and higher nickel costs of $3.5 million.

Appearance and Performance Technologies

The Appearance and Performance Technologies segment provides pigments, effect materials, personal care active ingredients and performance additives that enable its customers to market enhanced image and functionality in their products. This segment serves a broad array of end markets, including cosmetics, personal care, coatings, plastics, automotive, construction and paper. The segment’s products help customers improve the look, functionality, performance and overall cost of their products. In addition, the segment is the internal supply source of precursors for most of the Company’s advanced petroleum-refining catalysts.

2004 Performance

Results of Operations (in millions)

	2004	2003	2002	% change 2003 to 2004	% change 2002 to 2003
Sales	$690.2	$653.8	$650.8	5.6%	0.5%
Operating earnings before special items	75.1	77.3	87.1	-2.8%	-11.3%
Special charge	6.6	7.8	—
Operating earnings	68.5	69.5	87.1	-1.4%	-20.2%

Discussion

Results from this segment were mixed, as decreased earnings from sales to the paper market were partially offset by improved earnings from other markets.

Sales of kaolin- and attapulgite-based products decreased 1% in 2004 compared with 2003 as decreased volumes to the paper market were mostly offset by significant sales growth of non-paper kaolin applications. Worldwide demand for coated-paper increased in 2004, but not to levels sufficient to impact current overcapacity in the kaolin industry. That overcapacity is a result of Brazilian kaolin producers having brought more than 1.5 million tons of annual capacity on line since 1997 and not-in-kind competition from calcium carbonate. In late 2003, the Company attempted to maintain pricing and implement an energy surcharge. Certain paper customers responded by contracting with other kaolin providers, and the Company’s market share decreased in 2004. During 2004, the Company rationalized certain products for the paper market and aggressively pursued other specialty, kaolin-based applications. Sales of kaolin-based products to markets other than paper increased significantly in 2004 compared with 2003. These markets include plastics, construction, automotive, agriculture and coatings.

Operating earnings from kaolin- and attapulgite-based products decreased 26% in 2004 compared with 2003. Included in the 2004 results is a restructuring charge of $6.6 million related to consolidation of certain manufacturing facilities that included asset impairment charges of $5.3 million and severance charges of $1.3 million. Results for 2003 include a charge of $7.8 million for the fair value of remaining lease costs of certain minerals-storage facilities the Company ceased to use. These businesses incurred higher information technology costs of approximately $3 million in 2004 compared with 2003. Decreased earnings from mineral-based products to the paper market were partially offset by earnings from mineral-based products to other markets as discussed above. Natural gas costs remained at historically high levels in 2004, and the Company had little success implementing gas surcharges to paper customers. Cash flows from kaolin-based operations remain substantial, and the assets have been reviewed with respect to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Currently, these assets are not impaired.

Sales of effect materials, colors and personal care actives increased 13% in 2004 compared with 2003. In July of 2004, the Company strengthened its position in the personal care market by acquiring The Collaborative Group, Ltd., including its wholly owned subsidiary Collaborative Laboratories, Inc. This accounted for approximately 25% of the increase in sales of effect materials, colors and personal care actives. Sales of effect materials and colors were strong to other served markets including cosmetics, automotive, coatings, plastics and construction.

Operating earnings from effect materials, colors and personal care actives increased approximately 4% in 2004 compared with 2003, due primarily to the above-mentioned acquisition, which was accretive to earnings. The impact of higher volumes mentioned above was offset by increased information technology costs of approximately $3 million and higher costs associated with product development and commercialization.

Outlook

Earnings from the sale of kaolin- and attapulgite-based products are expected to improve in 2005 in spite of the expectation of continued weak sales to the paper market. This growth is expected to come from productivity improvements, price increases and sales increases to non-paper markets. Late in 2004, the Company implemented a plan to consolidate certain manufacturing facilities in Georgia. This plan is expected to reduce costs and improve productivity. The Company has hedged more than half its expected 2005 natural gas consumption at rates approximately one dollar higher per MMBTU than experienced in 2004. The Company expects these operations to remain profitable, but changes in volumes, pricing or energy costs could cause this situation to change.

Earnings from effect materials, colors and personal care actives are expected to grow at modest levels for the foreseeable future. Recent investment in assets serving the personal care market are expected to improve earnings, as the Company continues to further develop its position in this market. The Company recently announced an offer that translates into a purchase price of  €65.9 million to acquire 100% of Coletica, S.A., a French publicly traded company serving the personal care markets. This segment is investing in information technology to support its overall efforts to improve productivity, reduce operating costs and improve customer service. Competition, notably from Asian producers, continues to pressure certain markets served by these operations. The Company expects to mitigate this impact by leveraging its technology to expand its portfolio of applications and served markets.

2003 compared with 2002

Sales increased slightly in 2003 as sales increases to the coatings, cosmetics and automotive markets, and the net favorable impact of foreign exchange of $5.8 million were partially offset by lower volumes of kaolin-based products to the paper and industrial end markets. Lower volumes of kaolin-based products were attributed to continued weak demand in the paper market and the loss of some volume to competition due to pricing.

      Operating earnings were lower primarily from a charge of $7.8 million recorded in 2003 for the fair value of the remaining lease costs of certain minerals-storage facilities that the Company ceased to use, lower volumes to the paper market, higher energy costs of $11.3 million and higher costs related to the start-up of a new manufacturing plant in China. This decrease was partially offset by continued strong growth in the colorant and effect-pigment markets.

Materials Services

The Materials Services segment serves the Company’s technology segments, their customers and others with precious and base metals and related services. This is a distribution and materials services business that purchases and sells precious metals, base metals, other commodities and related products and services. It does so under a variety of pricing and delivery arrangements structured to meet the logistical, financial and price-risk management requirements of the Company, its customers and suppliers. Additionally, it offers the related services of precious-metal refining and storage, and produces precious-metal salts and solutions.

2004 Performance

Results of Operations (in millions)

	2004	2003	2002	% change 2003 to 2004	% change 2002 to 2003
Sales	$1,909.4	$1,608.3	$1,836.0	18.7%	-12.4%
Operating earnings before special items	15.8	10.1	41.7	56.4%	-75.8%
Special credit	—	—	(11.0)
Operating earnings	15.8	10.1	52.7	56.4%	-80.8%

Discussion

Sales for this segment include substantially all the Company’s sales of metals to industrial customers of all segments. Sales also include fees invoiced for services rendered (e.g., refining and handling charges). Because of the logistical and hedging nature of much of this business and the significant precious metal values included in both sales and cost of sales, gross margins tend to be low in relation to the Company’s technology segments, as does capital employed. This effect also dampens the gross margin percentages of the Company as a whole, but improves the return on investment.

While many customers for the Company’s platinum-group-metal catalysts purchase the metal from Materials Services, some choose to deliver metal from other sources prior to manufacture. In such cases, precious metal values are not included in sales. The mix of such arrangements and extent of market price fluctuations can significantly affect the reported level of sales and cost of sales. Consequently, there is no necessary direct correlation between year-to-year changes in reported sales and operating earnings. Sales in 2004 increased due to higher platinum-group-metal (PGM) prices.

Operating earnings in 2004 include $3.6 million of legal provisions related to pending litigation. Operating earnings in 2003 benefited from a contract settlement of $9.3 million and reversal of a $2.8 million accrual that is no longer necessary. Earnings from metal sourcing operations improved in 2004 compared with 2003. Refining and related service operations also improved in 2004 compared with 2003 as the Company’s U.S. refinery resolved certain performance difficulties. These refining operations, which are strategically important to the operations of the Company’s Environmental Technologies and Process Technologies segments, returned to profitability.

Outlook

The results of this segment are likely to approximate operating earnings levels between $8 million and $12 million rather than the modestly higher levels of 2004. Continued overall weakness projected in the chemical markets should continue to adversely impact the recycling and refining of platinum group metals. In addition, the results of this segment continue to reflect ongoing changes in these markets, which involve different pricing formulas that have reduced historical margins on the sourcing and distribution of platinum group metals.

2003 compared with 2002

Operating earnings were lower primarily from the timing of certain items discussed below, changes in pricing formulas that reduce margins and lower results from the recycling (refining) of platinum group metals of $9.3 million. Recycling earnings were down primarily from higher costs associated with performance issues at a domestic refinery and a less favorable mix of metals.

Operating earnings in 2003 benefited from a contract settlement of $9.3 million and the reversal of an accrual that is no longer necessary of $2.8 million. In 2002, operating earnings were favorably affected by $22.0 million of income related to platinum-group-metal transactions realized previously but deferred pending the resolution of certain contractual provisions, an insurance settlement gain of $11.0 million included as a special credit, $5.5 million of income related to a previously unrecognized contractual benefit and $3.0 million of income related to cash received from the settlement of litigation. Sales decreased from lower platinum-group-metal prices and lower volumes.

Acquisitions

Counter party	Business arrangement	Transaction date	Business opportunity

The Collaborative Group, Ltd.	Acquired manufacturing and R&D facilities for $62.0 million	July 2004	Expand personal care business to include active ingredients
Platinum Sensors, SrL	Acquired manufacturing and distribution facilities for $6.6 million	April 2004	Expand temperature-sensing business globally
Shuozhou Anpeak Kaolin Co., Ltd.	Acquired certain operating assets of a China-based producer of calcined kaolin products for $12.1 million	November 2002	Enhances the Company’s ability to provide specialty mineral technologies to the Asian market

Consolidated Gross Profit

Gross profit as a percentage of sales was 16.1% in 2004, compared with 17.1% in 2003 and 17.4% in 2002. The following table represents gross margin percentages of the Materials Services segment and the Company’s technology segments (Environmental, Process and Appearance and Performance Technologies) and the “All Other” category for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Materials Services	2.4%	2.3%	3.8%
Technology segments and the “All Other” category	27.7%	28.3%	30.4%
Total Company	16.1%	17.1%	17.4%

The overall decrease in 2004 compared to 2003 was primarily due to lower margins in the Process Technologies segment. Margins in the Environmental Technologies and Appearance and Performance Technologies segments were flat (see Management’s Discussion and Analysis section on Environmental Technologies, Process Technologies, and Appearance and Performance Technologies for further discussion). The overall decrease in 2003 compared to 2002 was primarily due to lower margins earned in the Materials Services segment and in the Environmental Technologies segment (see Management’s Discussion and Analysis section on Environmental Technologies and Materials Services for further discussion). As described earlier, the lower margins on Materials Services sales are driven by the inclusion of the value of precious metals in both sales and cost of sales.

Gross profit as a percentage of sales is expected to be comparable in 2005. Lower margins in the Environmental Technologies segment are primarily due to higher pass-through substrate costs and will be offset by higher margins in the Process Technologies and Appearance and Performance Technologies segments primarily due to the completion of productivity initiatives taken in 2004 and price increases.

Selling, Administrative and Other Expenses

Selling, administrative and other expenses were $391.0 million in 2004 compared with $364.5 million in 2003 and $350.1 million in 2002. The increase in 2004 was primarily due to increased benefit and pension expenses of $8.7 million, increased research and development expenses of $6.8 million, incremental Sarbanes-Oxley compliance related expenses of approximately $5 million, $3.0 million in incremental operating expenses from the Collaborative acquisition, increased freight, shipping, and railcar related expenses of $2.9 million, increased legal fees of $2.5 million and the impact of foreign currency translation on selling, administrative and other expenses of approximately $2 million partially offset by higher royalty income of $4.8 million and lower bad debt expense of $3.6 million. The increase in 2003 was primarily due to increased professional and legal fees of $6.9 million, increased research and development expenses of $4.9 million and increased information technology expenses of $3.9 million.

The Company expects selling, administrative and other expenses to increase in 2005 comparable with prior year increases. Key drivers will be new SFAS No. 123(R) requirements regarding stock option expense, information technology expenses, employee medical and pension expenses, lower royalty income, full-year operating expenses from the Collaborative acquisition and other expenses.

Equity Earnings

Equity in earnings of affiliates was $37.6 million in 2004 compared to $39.4 million in 2003, and $16.2 million in 2002.

The Company currently owns HDZ, a 45% -owned former subsidiary of Engelhard-CLAL. The Company recognized earnings from this joint venture and related holdings of $7.9 million in 2004 and $19.6 million in 2003. These earnings resulted primarily from the sale of platinum inventories at favorable prices, realized gains on the sale of an inactive facility, and the strengthening of the Euro versus the U.S. dollar. As the Company has substantially liquidated this joint venture and related holdings, earnings will greatly decrease in 2005.

The Company recognized earnings from its Asian joint ventures (N.E. Chemcat and Heesung-Engelhard) of $27.8 million in 2004, $18.2 million in 2003 and $14.1 million in 2002. The Company participates in these joint ventures primarily to serve the Japanese and Korean mobile-source environmental markets. The strong improvements from 2002 through 2004 are primarily due to improved sales to these mobile-source markets. The Company maintains active alliances with these joint ventures to improve its overall position in these markets. In March 2005, the Company acquired an additional 3.4%-ownership of N.E. Chemcat in exchange for a 7.5% interest in the Company’s Chinese operation serving the mobile-source environmental markets. The Company expects equity earnings from these joint ventures to remain at or above their current high levels, due to anticipated growth in the Asian mobile-source markets.

Loss on Investment

In 2004 and 2002, the Company recorded a loss on its Plug Power investment of $0.7 million and $6.7 million, respectively (see Note 10, “Investments,” for further detail).

Interest

Interest expense was $23.7 million in 2004, compared with $24.3 million in 2003 and $27.4 million in 2002. Interest expense in 2004 decreased due to the Company’s use of interest rate swap agreements that effectively change fixed rate debt obligations to floating rate debt obligations, partially offset by higher foreign short-term interest rates. Interest expense in 2003 decreased as a result of decreased borrowings and lower short-term interest rates.

Interest income was $5.2 million in 2004, $4.0 million in 2003 and $2.0 million in 2002. The Company capitalized interest of $2.4 million in 2004 and $3.0 million in 2003 and 2002.

In 2004, the Company opportunistically issued yen denominated debt with a coupon rate of 1.1%. This issuance lowered the average borrowing rate. The percentage of variable rate debt to total debt was 76% at December 31, 2004 compared to 69% at December 31, 2003.

The Company expects interest expense to increase in 2005, due to higher interest rates. As discussed above, 76% of the Company’s borrowings is exposed to changes in short-term interest rates, and a significant increase in short-term rates would negatively impact the Company’s interest expense. The Company could also experience increased borrowing levels due to acquisitions or other investment activity.

Taxes

The worldwide income tax expense was $56.4 million in 2004, compared with $64.2 million in 2003 and $66.5 million in 2002. The effective tax rate was 19.3% in 2004, 21.3% in 2003 and 22.5% in 2002 (excluding the equity investment impairment charge of $57.7 million).  The decrease in the overall effective tax rate in 2004 compared to 2003 was primarily due to the conclusion of an IRS audit of the Company's 1998-2000 tax returns in the second quarter, which resulted in an $8.0 million tax benefit.

The Company believes that its effective tax rate on recurring business operations will be in the 22-24% range through 2007 with a potential increase of one percentage point in years after 2007 due to the impact of the enactment of the American Jobs Creation Act of 2004. In connection with the recent tax law changes, the Company is assessing the new tax rules relating to the repatriation of offshore earnings from its foreign subsidiaries and it will take appropriate measures in 2005. In this regard, it is too early to reasonably predict what steps the Company will take and the corresponding impact to the Company's financial statements in 2005.

Liquidity and Capital Resources

Liquidity

Working capital was $659.8 million at December 31, 2004, compared with $445.5 million at December 31, 2003. The current ratio was 1.7 and 1.5 at December 31, 2004 and 2003, respectively. The working capital of the

Company’s technology segments (Environmental Technologies, Process Technologies and Appearance and Performance Technologies) is not subject to significant fluctuations from period to period. While these businesses experience some modest seasonality, it is not enough to have a significant impact on their overall working capital requirements. The working capital of the Materials Services segment may vary due to the timing of metal contracts, but is monitored closely by senior management. While long-term working capital requirements cannot be readily predicted, it is expected that they will grow proportionally with the revenues and earnings of the technology segments.

Cash balances were $126.2 million and $87.9 million at December 31, 2004 and 2003, respectively. The majority of this cash is held by foreign subsidiaries. Where economically feasible, the Company finances its foreign subsidiaries locally. The Company maintains cash pooling systems among certain foreign operations, most notably in Europe, that allow for effective inter-subsidiary financing. It is not economically practical to pay down the Company’s debt due to its long-term nature, therefore the Company currently maintains a relatively high cash balance.

 As of December 31, 2004, the Company had two committed revolving credit facilities, a short-term $450 million, 364-day facility, expiring May 5, 2005, and a long-term $400 million, five-year committed credit facility expiring in May 2006.  On March 7, 2005, the Company replaced the above-mentioned committed credit facilities with a new $800 million, five-year committed credit facility.  This facility is to be used for general corporate purposes, including, without limitation, to provide liquidity support for the issuance of commercial paper and acquisition financing.

The Company’s total debt increased to $525.7 million at December 31, 2004 from $458.8 million at December 31, 2003. The percentage of total debt to total capitalization increased to 27% at December 31, 2004 from 26% at December 31, 2003. The increase in debt levels is primarily due to the 2004 issuance of Japanese yen 11 billion notes bearing a coupon of 1.1% in the private placement market. In addition to the low coupon rate, these notes serve as an effective net investment hedge of a portion of the Company’s yen-denominated investments.  Through a public debt offering in May 2003, the Company issued $150 million of 10-year notes. These notes mature on May 15, 2013 and bear an interest rate of 4.25%. As discussed in Note 2, “Derivative Instruments and Hedging,” these notes were effectively changed from a fixed rate debt obligation to a floating rate debt obligation through the use of interest rate swap agreements.

In 2004, the Company increased its existing $150 million shelf registration to $450 million in order to increase the Company’s ability to raise cash for general corporate purposes. The Company maintains investment-grade credit ratings that it considers important for cost-effective and ready access to the capital markets. Should the Company’s rating drop below investment grade, the Company would experience higher capital costs and may incur difficulty in procuring metals.

The Company’s available cash and unused committed credit lines represent a measure of the Company’s short-term liquidity position. The Company believes that its short-term liquidity position is sufficient to meet the cash requirements of the Company. In addition to the short-term liquidity, the Company’s investment grade rating, $450 million shelf registration and access to debt and equity markets are sufficient to meet the long-term liquidity requirements of the Company.

Capital Resources

The Company’s technology segments represent the most significant internal capital resource of the Company. The Company’s technology segments contain businesses that currently generate cash approximating earnings. This is evidenced by the comparison of depreciation and amortization to capital spending for these segments. Cash flows from the Materials Services segment tend to fluctuate from period to period due to the timing of metal contracts. In 2004, this segment was a user of cash, while in 2003, this segment was a provider of cash. The “All Other” category includes certain small manufacturing operations, the Strategic Technologies group and other corporate functions, which collectively use cash. The Strategic Technologies group develops technologies to commercial levels to generate future sources of cash.

The variance in cash flows from operating activities primarily occurred in the Materials Services segment and reflects changes in metal positions used to facilitate requirements of the Company, its metal customers and suppliers (see Note 24, “Supplemental Information,” for Materials Services variances). Current levels of hedged metal obligations and committed metal positions are expected to prevail for at least the next year. Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, transactions are hedged on a daily basis (see Note 1, “Summary of Significant Accounting Policies,” for further detail). Hedging is accomplished primarily through forward, future and option contracts. However, in closely monitored situations for which exposure levels have been set by senior management, the Company, from time to time, holds large unhedged industrial commodity positions that are subject to future market price fluctuations. These positions are included in committed metal positions, along with hedged metal holdings. The bulk of hedged metal obligations represent spot short positions. Other than in closely monitored situations, these positions are hedged through forward purchases. Unless a forward counterparty fails to perform, there is no price risk. In addition, the aggregate fair value of derivatives in a loss position is reported in hedged metal obligations (derivatives in a gain position are included in committed metal positions). Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Committed metal positions may include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined. As of December 31, 2004, the aggregate market value of the metals purchased under a contract for which a provisional price had been paid was in excess of the amounts advanced by a total of $49.9 million. As a result, this amount was recorded in committed metal positions and accounts payable at December 31, 2004.

The Company’s joint ventures operate independently of additional Company financing. These joint ventures returned $21.5 million of cash to the Company in 2004. This included a net $7.9 million of liquidating proceeds from the former Engelhard-CLAL joint venture. Proceeds from this joint venture are not expected to be significant in 2005. Proceeds from the Asian joint ventures are expected to decrease to approximately $5-10 million in 2005.

The Company also depends upon access to debt and equity markets, as discussed in the liquidity section, as a source of cash.

The Company continues to invest currently to develop future sources of cash through self-investment, alliances, licensing agreements and acquisition. Notably, in 2004, the Company invested $99.9 million in research and development, $123.1 million in capital projects and $68.6 million in acquisitions. Key capital projects for 2004 include the expansion of an automotive catalyst facility in China, an expansion of polyolefin catalyst capacity in Spain, a process improvement project for the petroleum refining catalyst business and a global information technology project. Capital expenditures for 2005 are expected to be approximately $130 million to $140 million. Acquisitions in 2004 included $6.6 million for an operation that expanded the capacity and global customer base of the Company’s temperature-sensing business and $62.0 million for the acquisition of The Collaborative Group, Ltd., including its wholly owned subsidiary Collaborative Laboratories, Inc., which strengthens the Company’s position in the personal care market. The Company actively pursues investment opportunities that meet risk and return criteria set by senior management. The Company expects to find opportunities in the future and will act upon these opportunities accordingly. The Company has no significant investment commitments as of December 31, 2004, however, the Company recently announced an offer that translates into a purchase price of  €65.9 million to acquire 100% of Coletica, S.A., a French publicly traded company serving the personal care markets.

If sources of cash exceed opportunities for investment, the Company will return value to the shareholders. This is done through share buy-back programs, dividends and debt repayment. In 2004 the Company purchased approximately 2.7 million outstanding shares of common stock net of stock options exercised. Additionally, in early 2005, the Company’s Board of Directors approved an increase in the quarterly dividend from $0.11 per share to $0.12 per share. The Company expects to find future investment opportunities, and will be able to reduce the future amount of shares purchased when this occurs.

The following table is a representation of the Company’s contractual obligations as of December 31, 2004 (the notes below provide further detail with regard to the Company’s contractual obligations):

PAYMENTS DUE BY PERIOD

CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
(in millions)
Short-term borrowings	$12.0	$12.0	$—	$—	$—
Accounts payable	375.9	375.9	—	—	—
Other current liabilities	248.9	248.9	—	—	—
Hedged metal obligations	292.9	292.9	—	—	—
Long-term debt, including interest payments (a)	680.0	18.1	153.2	133.6	375.1
Operating leases (b)	139.4	22.4	32.0	26.0	59.0
Purchase obligations - metal supply contracts (c)	2,532.0	594.0	956.0	730.0	252.0
Other purchase obligations (d)	61.0	56.6	2.2	2.2	—
Other long-term liabilities reflected on the balance sheet under GAAP (e)	320.9	—	37.1	31.0	252.8
Total contractual obligations	$4,663.0	$1,620.8	$1,180.5	$922.8	$938.9

(a) - Future interest payments calculated using the December 31, 2004 LIBOR rate and foreign exchange rates as of December 31, 2004.

(b) - In January 2005, the Company renewed its existing five-year operating lease for machinery and equipment used in the Process Technologies segment that was to mature in 2005. The term of this lease is seven years. Lease payments of approximately $3.5 million per year are not included in these amounts.

(c) - These amounts reflect minimum purchase obligations for the purchase of platinum group metals assuming the December 31, 2004 prices for the various metals continue into the specified future periods. However, these are not fixed price arrangements; the prices are based on future market prices. As a result, the Company will be able to hedge the purchases with sales at those future prices.

(d) - Amounts primarily relate to purchase orders for raw material purchases and warehousing- and transportation-related costs.

(e) - Amounts primarily relate to postretirement/postemployment obligations (see Note 16, “Benefits,” for further detail), with the remainder consisting of executive deferred compensation, SFAS No. 143 asset retirement obligations (see Note 4, “Accounting for Asset Retirement Obligations,” for further detail) and the long-term portion of the environmental reserve (see Note 21, “Environmental Costs,” for further detail). The ‘More than 5 years’ category includes $84.8 million related to the Company’s minimum pension liability (see Note 16, “Benefits”), as well as $54.8 million of other noncurrent liabilities for which the timing of payment is not readily determinable.

In the normal course of business, the Company incurs obligations with regard to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit. At December 31, 2004, the aggregate outstanding amount of letters of credit supporting such obligations amounted to $112.4 million, of which $105.3 million will expire in less than one year, $7.0 million will expire in two to three years and $0.1 million will expire after five years. In the opinion of management, such obligations will not significantly affect the Company’s financial position or results of operations as the Company anticipates fulfilling its performance obligations.

The Company has not engaged in any transaction within the past 12 months, and has no agreement or other contractual arrangement, to which an entity unconsolidated with the Company is a party that would constitute an off-balance sheet arrangement, as such term is defined in Item 303(a)(4)(ii) of Regulation S-K.

Credit Risk

The Company believes that its financial instruments do not represent a concentration of credit risk because the Company deals with a variety of major banks worldwide and its accounts receivable are spread among a number of major industries, customers and geographic areas. A centralized credit committee reviews significant credit transactions and risk-management issues before granting credit, and an appropriate level of reserves is maintained. In addition, the Company, through its credit committee and credit department, monitors the status of worldwide accounts receivable and the financial condition of its customers to help ensure collections and to minimize losses.

The Company may enter into transactions in which it advances funds after receipt of metal as provisional payment for the metal which is to be finally priced under market-based pricing formulae that will result in a determination of that price. If the final price is less than the provisional price paid, the supplier will be obligated to return the difference to the Company. Therefore, if the market price (and the anticipated final price) falls below the provisional price, the Company is exposed to the potential credit risk associated with the possibility of non-payment by the supplier, although no payment is due until after the final price is determined. As of December 31, 2004, the aggregate market value of metals purchased under a contract for which a provisional price had been paid was in excess of the amounts advanced by a total of $49.9 million. As a result, this amount was recorded in committed metal positions and accounts payable at December 31, 2004, and no current credit risk exists.

Commitments and Contingencies

For information about commitments and contingencies, see Note 21, “Environmental Costs” and Note 22, “Litigation and Contingencies.”

Dividends and Capital Stock

Common stock dividends paid were $0.44 per share in 2004, $0.41 per share in 2003 and $0.40 per share in 2002.

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

Critical Accounting Policies and Estimates

Certain key policies are explained below to assist in understanding the Company’s consolidated financial statements. More detailed explanations may be found elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) section and in the Notes to Consolidated Financial Statements.

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

Mark-to-market

Materials Services procures physical metal from third parties for resale and enters into forward contracts and other relatively straight-forward hedging derivatives that are recorded as either assets or liabilities at their fair value. By acting in its capacity as a distributor and materials service provider to the Company’s technology businesses and their customers and by taking closely monitored unhedged positions as described below, Materials Services takes on the attributes of a dealer in metals. Both spot metal and derivative instruments used in hedging (i.e., forwards, futures, swaps and options) are stated at fair value. The Company values platinum, palladium, gold and silver based on the daily closing New York Mercantile Exchange (NYMEX) settlement prices. There are no so-called “terminal” markets for rhodium, so the Company’s own published Industrial Bullion (EIB) prices are used. However, these are compared to other reference prices published in “Metals Week,” an independent trade journal. Values for base metals come from the closing prices of the London Metals Exchange (LME).

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

Certain quantities of precious metals are carried at historical cost using the LIFO method. Because most of the metal was acquired some time ago, the market value of this metal, while fluctuating from year to year, has generally been substantially above cost. While this excess of market over cost is useful in evaluating the consolidated balance sheet from a credit perspective, the annual changes are not reflected in the income statement except to the extent that periodic liquidations of LIFO layers produce book profits. LIFO liquidation profits are separately disclosed and not included in the operating earnings of the technology or Materials Services segments.

Provision for environmental remediation

As addressed in Note 21, “Environmental Costs,” the Company is currently preparing, has under review, or is implementing environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites. In addition, 13 sites have been identified at which the Company believes liability as a potentially responsible party is probable for the cleanup of contamination and natural resource damages resulting from historic disposal of hazardous substances allegedly generated by the Company, among others.

The Company conducts studies, as well as site surveys, to determine the extent of environmental damage and to determine the necessary requirements to remediate this damage. These studies incorporate the analysis of our internal environmental staff and consultation with legal counsel. From these studies and surveys, a range of estimates of the costs involved is derived and a liability and related expenses for environmental remediation is recorded within this range. The Company’s recorded liabilities for these issues represent its best estimates of remediation and restoration costs that may be required to comply with present laws and regulations. These estimates are based on forecasts of future direct costs related to environmental remediation. These estimates change periodically as additional or better information becomes available as to the extent of site remediation required, if any. Certain changes could occur that would materially affect the Company’s estimates and environmental remediation costs at known sites. If the Company discovers additional contamination, discovers previously unknown sites, or becomes subject to related personal or property damage, the Company could incur material additional costs in connection with its environmental remediation.

The accrual for environmental cleanup-related costs reported in the consolidated balance sheet at December 31, 2004 was $19.1 million, including $0.1 million for Superfund sites. These amounts represent those undiscounted costs that the Company believes are probable and reasonably estimable. For the year ended December 31, 2004, cash payments for environmental cleanup-related matters were $1.3 million. Based on currently available information and analysis, the Company’s accrual represents approximately 37% of what it believes are the reasonably possible environmental cleanup-related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based. If the highest estimate from the range (based upon information presently available) were recorded, the total estimated liability would have increased by $32.7 million at December 31, 2004. Based on existing information and currently enacted environmental laws and regulations, cash payments for environmental cleanup-related matters are projected to be $1.4 million for 2005, which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels.

Goodwill

As of December 31, 2004, the Company had $330.8 million of goodwill that, based on impairment testing in 2004, is not impaired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completes an impairment test of goodwill annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value. The impairment test requires the Company to estimate the fair values of its reporting units, which is done by using a discounted cash flow model. Significant estimates used in the Company’s discounted cash flow model include future cash flows and long-term rates of growth of its reporting units and a discount rate based on the Company’s weighted-average cost of capital. Assumptions used in determining future cash flows include current and expected market conditions and future sales forecasts.

Approximately 93% of the Company’s goodwill is attributable to reporting units with fair values that exceed the carrying values of the reporting units by a substantial margin. The use of different estimates and assumptions, within the range of predictable possibilities, employed in the discounted cash flow model that measures the fair value of these reporting units, would not be expected to result in an impairment of goodwill. The remaining 7% of the goodwill resides in reporting units with fair values that modestly exceed the carrying values of the reporting units. The use of different estimates and assumptions employed in the discounted cash flow model that measures the fair value of these reporting units could result in an impairment of goodwill. However, the maximum value exposed to changes in estimates and assumptions, based upon the current range of predictable possibilities, is $22.0 million. Included in this amount is $18.0 million of goodwill acquired with the industrial products business within the Environmental Technologies segment and $4.0 million of goodwill related to two acquisitions that provide minerals-based products within the Appearance and Performance Technologies segment.

Certain long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its property, plant and equipment for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Impairment reviews require a comparison of the estimated future undiscounted cash flows to the carrying value of the asset. If the total of the undiscounted cash flows is less than the carrying value, an impairment charge is recorded for the difference between the estimated fair value and the carrying value of the asset. Significant assumptions used in the Company’s undiscounted cash flow model include future cash flows attributed to the group of assets, the group of assets subject to the impairment and the time period for which the assets will be held and used. Assumptions used in determining future cash flows include current and expected market conditions and future sales forecasts. The use of different estimates or assumptions within the Company’s undiscounted cash flow model could result in undiscounted cash flows lower than the current value of the Company’s assets, thereby requiring the need to compare the carrying values to their fair values. The use of different estimates or assumptions when determining the fair value of the Company’s property, plant and equipment may result in different values for our property, plant and equipment, and any related impairment charges (also, see Environmental Technologies MD&A outlook section on page 15 and Appearance and Performance Technologies MD&A outlook section on page 18).

In order to provide kaolin-based products to the Company’s customers and the Process Technologies segment, the Company engages in kaolin mining operations that are integrated into the manufacturing processes. The Company owns and leases land containing kaolin deposits on a long-term basis. The Company does not own any mining reserves or conduct any mining operations with respect to platinum, palladium or other metals. The kaolin mining process includes exploration, topsoil and overburden removal, extraction of kaolin and the subsequent reclamation of mined areas. Certain mining process costs are capitalized and expensed by the Company over the life of the related estimated mineable reserves. The quality and quantity of these mineable reserves are estimated by use of mapping, drilling, sampling and assaying that are standard evaluation methods generally accepted by the minerals industry. Other estimates considered in the evaluation of the estimated mineable reserves include long-term demand forecasts and the impact of future regulatory changes. A reduction in the estimated quantity of kaolin deposits of 10% would result in an increase of annual amortization expense of less than $1million.

Provision for income taxes

As of December 31, 2004, net deferred tax assets are approximately $102.4 million. The Company determines its current and deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The tax effect of the reversal of tax differences is recorded at rates currently enacted for each jurisdiction in which it operates. To the extent that temporary differences will result in future tax benefit, the Company must estimate the timing of their reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any deferred tax assets of the Company. The future impact on earnings from using different assumptions and/or estimates cannot be reasonably quantified due to the number of scenarios and variables that are present.

As of December 31, 2004, the Company had approximately $315.3 million of state net operating loss carryforwards that expire at various intervals between 2006 and 2023. The probability of not being able to utilize these operating loss carryforwards is low under a wide range of scenarios.

It is the Company’s policy to establish reserves for taxes that may become payable in future years as a result of tax examinations. The Company establishes reserves for taxes based upon management’s assessment of tax exposures under applicable accounting principles and pronouncements. The tax reserves are analyzed on a quarterly basis and adjustments are recorded as events occur that warrant changes to individual exposure items and to the overall tax reserve balance. The Company is regularly audited by the Internal Revenue Service (IRS) and the various foreign and state tax authorities in the jurisdictions in which the Company does business. The IRS has examined the Company’s tax returns through 2000. As of December 31, 2004, the Company has recorded an appropriate reserve for exposures it has determined are probable.

Pensions and other postretirement/postemployment costs

The Company’s employee pension and other postretirement/postemployment benefit costs and obligations are dependent on its assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, salary growth, expected returns on plan assets, retirement rates, mortality rates and other factors. The discount rate assumption reflects the rate that the liabilities could be settled on the measurement date of September 30th. The Company based this discount rate on investment yields available on AA-rated corporate long-term bond yields. The duration of the AA bonds closely matches the duration of the Company’s pension liability. The salary growth assumptions reflect the Company’s long-term actual experience, the near-term outlook and assumed inflation. The health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. Retirement rates are based primarily on actual plan experience. Mortality rates are based on published data. Actual results that differ from the Company’s assumptions are accumulated and amortized over future periods and, therefore, generally affect recognized expense and recorded obligations in such future periods. While the Company believes that the assumptions used are appropriate, significant differences in actual experience or significant changes in assumptions would affect pension and other postretirement/postemployment benefit costs and obligations.

The Company has determined that its net pension cost is projected to be approximately $32 million in 2005, compared to $26 million in 2004 and $21 million in 2003. Based on a review of the current environment, the Company has lowered its domestic and foreign long-term rate of return assumptions used in determining net periodic pension expense from 10% and 8.43%, respectively, in 2002 to 9% and 7%, respectively, in 2004 and 2003. The Company has further lowered the domestic return assumption to 8.90% for 2005. A 1% change in the long-term rate of return assumption would increase or decrease net periodic pension expense by approximately $6 million in 2005. The Company lowered its domestic and foreign discount rates for determining net periodic pension expense from 6.75% and 5.77%, respectively, in 2003 to 6.25% and 5.50%, respectively, in 2004. Further adjustments are being made in 2005 to lower the domestic rate to 6.00%. This adjustment reflects industry trends and the current interest rate environment. A 25 basis-point increase in the discount rate would decrease pension expense by approximately $2 million in 2005 and decrease the 2004 projected benefit obligation (PBO) by approximately $25 million. A 25 basis-point decrease in the discount rate would increase pension expense by approximately $2 million in 2005 and increase the 2004 PBO by approximately $25 million. The Company used September 30, 2004 as the measurement date for its assets and liabilities. Assets on this date were $567 million. The value of the assets increased to $597 million at December 31, 2004. Had December 31, 2004 assets been used to determine 2005 net periodic pension expense, 2005 pension expense would have decreased by approximately $1 million. The Company expects its postretirement/postemployment benefit costs to be $11 million in 2005.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, internal and external, that may cause the Company’s actual future activities and results of operations to be materially different from those suggested or described in this document.

     Internal risks and uncertainties that could cause actual results to differ materially and negatively impact the Company include:

•
The Company’s ability to achieve and execute internal business plans. The Company is currently engaged in formal productivity improvement plans in its Appearance and Performance Technologies and Environmental Technologies segments that are expected to have a positive impact on earnings. Failure to achieve certain milestones would negatively impact the Company. The Company is also engaged in growth initiatives in all technology segments, led by the Strategic Technologies group. Failure to commercialize proprietary and other technologies or to acquire businesses or licensing agreements to serve targeted markets would negatively impact the Company.

•
Future divestitures and restructurings. The Company may experience changes in market conditions that cause the Company to consider divesting or restructuring operations, which could impact future earnings.

•
The success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved. The Company’s future cash flows depend upon the creation, acquisition and commercialization of new technologies.

•
Manufacturing difficulties, property loss, or casualty loss. Although the Company maintains business interruption insurance, the Company is dependent upon the operating success of its manufacturing facilities, and does not maintain redundant capacity. Failure of these manufacturing facilities would cause short-term profitability losses and could damage customer relations in the long-term.

•
Product quality deficiencies. The Company’s products are generally sold based upon specifications agreed upon with our customers. Failure to meet these specifications could negatively impact the Company.

•
The impact of physical inventory losses, particularly with regard to precious and base metals. Although the Company maintains property and casualty insurance, the Company holds large physical quantities of precious and base metals, often for the account of third parties. These quantities are subject to loss by theft and manufacturing inefficiency.

•
 Litigation and legal claims. The Company is currently engaged in various legal disputes. Unfavorable resolution of these disputes would negatively impact the Company. Still unidentified future legal claims could also negatively impact the Company.

•	Contingencies related to actual or alleged environmental contamination to which the Company may be a party (see Note 21, “Environmental Costs,” as well as the section above).

•	Exposure to product liability lawsuits.

External risks, uncertainties and changes in market conditions that could cause actual results to differ materially and negatively impact the Company include:

•
Competitive pricing or product development activities affecting demand for our products. The Company operates in a number of markets where overcapacity, low priced foreign competitors, and other factors create a situation where competitors compete for business by reducing their prices, notably the kaolin to paper market, some effect pigments markets, the colorant market, certain chemical process markets and certain components of the mobile-source environmental markets.

•
Overall demand for the Company’s products, which is dependent on the demand for our customers’ products. As a supplier of materials to other manufacturers, the Company is dependent upon the markets for its customers’ products. Additionally, technological advances by direct and not-in-kind competitors could render the Company’s current products obsolete.

•	Changes in the solvency and liquidity of our customers. Although the Company believes it has adequate credit policies, the creditworthiness of customers could change.

•
Fluctuations in the supply and prices of precious and base metals and fluctuations in the relationships between forward prices to spot prices. The Company depends upon a reliable source of precious metals, used in the manufacture of its products, for itself and its customers. These precious metals are sourced from a limited number of suppliers. Decrease in the availability of these precious metals could impact the profitability of the Company.

•
A decrease in the availability or an increase in the cost of energy, notably natural gas. The Company consumes more than 10 million MMBTUs of natural gas annually. Compared to other sources of energy, natural gas is subject to volatility in availability and price, due to transportation, processing and storage requirements.

•	The availability and price of rare earth compounds. The Company uses certain rare earth compounds, produced in limited locations worldwide.

•
The availability and price of other raw materials. The Company’s products contain a broad array of raw materials for which increases in price or decreases in availability could negatively impact the Company.

•
The impact of increased employee benefit costs and/or the resultant impact on employee relations and human resources. The Company employs over 6,000 employees worldwide and is subject to recent trends in benefit costs, notably medical benefits.

•
Higher interest rates. The majority of the Company’s debt is exposed to short-term interest rate fluctuations. An increase in long-term debt rates would impact the Company when the current long-term debt instruments mature, or if the Company requires additional long-term debt.

•
Changes in foreign currency exchange rates. The Company regularly enters into transactions denominated in foreign currencies, and accordingly is exposed to changes in foreign currency exchange rates. The Company’s policy is to hedge the risks associated with monetary assets and liabilities resulting from these transactions. Additionally, the Company has significant foreign currency investments and earnings, which are subject to changes in foreign currency exchange rates upon translation into U.S. dollars.

•
Geographic expansions not developing as anticipated. The Company expects markets in Asia to fuel growth for many served markets. China’s expected growth exceeds that of most developed countries, and failure of that growth to materialize would negatively impact the Company.

•
Economic downturns and inflation. The diversity of the Company’s markets has substantially insulated the Company’s profitability from economic downturns in recent years. The Company is exposed to overall economic condtions.

•
Increased levels of worldwide political instability, as the Company operates primarily in the United States, the European community, Asia, the Russian Federation, South Africa and Brazil. Much of the Company’s identified growth prospects are foreign markets. As such, the Company expects continued foreign investment and, therefore, increased exposure to foreign political instability. Additionally, the worldwide threat of terrorism can directly and indirectly impact the Company’s foreign and domestic profitability.

•	The impact of the repeal of the U.S. export sales tax incentive and the enactment of the American Jobs Creation Act of 2004. The Company is in the process of assessing the impact of these actions.

•
Government legislation and/or regulation particularly on environmental and taxation matters. The Company maintains manufacturing facilities and, as a result, is subject to environmental laws. The Company will be impacted by changes in these laws. The Company operates in tax jurisdictions throughout the world, and, as a result, is subject to changes in tax laws, notably in the United States, the United Kingdom, Germany, the Netherlands, Italy, Switzerland, France, Spain, South Africa, Brazil, Mexico, China, Korea, Japan, India and Thailand.

•
A slowdown in the expected rate of environmental requirements. The Company’s Environmental Technologies segment’s customers, and to a lesser extent, the Process Technologies segment’s customers, are generally driven by increasingly stringent environmental regulations. A slowdown or repeal of regulations could negatively impact the Company.

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

Interest rate risk

The Company uses a sensitivity analysis to assess the market risk of its debt-related financial instruments and derivatives. Market risk is defined here as the potential change in the fair value of debt resulting from an adverse movement in interest rates. The fair value of the Company’s total debt was $520.8 million at December 31, 2004 and $482.2 million at December 31, 2003, based on prevailing interest rates at those dates. A 100 basis-point increase in interest rates could result in a reduction in the fair value of total debt of $13.6 million at December 31, 2004, compared with $14.7 million at December 31, 2003.

The Company also uses interest rate derivatives to help achieve its fixed and floating rate debt objectives. The Company currently has two interest rate swap agreements with a total notional value of $100 million maturing in August 2006, three interest rate swap agreements with a total notional value of $150 million maturing in May 2013 and two interest rate swap agreements with a total notional value of $120 million maturing in June 2028. These agreements effectively change fixed rate debt obligations into floating rate obligations. The total notional values and maturity dates of these agreements are equal to the face values and the maturity dates of the related debt instruments.

In March 2004, the Company entered into an additional interest rate derivative contract. This derivative, referred to as a Forward Rate Agreement (FRA), economically hedged the Company’s interest rate exposure for the May 15, 2004 LIBOR rate reset under a pre-existing interest rate swap agreement. This FRA is marked-to-market with the gain/loss being reflected in earnings.

In June 2004, the Company entered into two additional FRA contracts, which economically hedged its interest rate exposure for the December 1, 2004 LIBOR rate reset under a pre-existing interest rate swap agreement. This FRA is marked-to-market with the gain/loss being reflected in earnings.

In January 2005, the Company entered into two additional FRA contracts, which economically hedged its interest rate exposure for the May 16, 2005 and the June 1, 2005 LIBOR rate reset under two pre-existing interest rate swap agreements. These FRAs are marked-to-market with the gain/loss being reflected in earnings.

Approximately 76% and 69% of the Company’s borrowings had variable interest rates as of December 31, 2004 and 2003, respectively.

Foreign currency exchange rate risk

The Company uses a variety of strategies, including foreign currency derivative contracts, to minimize or eliminate foreign currency exchange rate risk associated with its foreign currency transactions, including metal-related transactions denominated in other than U.S. dollars.

The Company uses a sensitivity analysis to assess the market risk associated with its foreign currency transactions. Market risk is defined here as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. A 10% adverse movement in foreign currency rates could result in a net loss of $19.5 million at December 31, 2004, compared with $14.7 million at December 31, 2003, on the Company’s foreign currency derivative contracts. However, since the Company limits the use of foreign currency derivatives to the hedging of contractual and anticipated foreign currency payables and receivables, this loss in fair value for those instruments generally would be offset by a gain in the value of the underlying payable or receivable.

A 10% adverse movement in foreign currency rates could result in an unrealized loss of $69.8 million at December 31, 2004, compared with $63.3 million at December 31, 2003, on the Company’s net investment in foreign subsidiaries and affiliates. However, since the Company views these investments as long term, the Company would not expect such a gain or loss to be realized in the near term.

Commodity price risk

In closely monitored situations, for which exposure levels and transaction size limits have been set by senior management, the Company, from time to time, holds large, unhedged industrial commodity positions that are subject to market price fluctuations. Such positions may include varying levels of derivative commodity instruments. All unhedged industrial commodity transactions are monitored and marked-to-market daily. All other industrial commodity transactions are hedged on a daily basis, using forward, future, option or swap contracts to substantially eliminate the exposure to price risk. These positions are also marked-to-market daily.

The Company performed a “value-at-risk” analysis on all of its metal-related commodity assets and liabilities. The “value-at-risk” calculation is a statistical model that uses historical price and volatility data to predict market risk on a one-day interval with a 95% confidence level. While the “value-at-risk” models are relatively sophisticated, the quantitative information generated is limited by the historical information used in the calculation. For example, the volatility in the platinum and palladium markets in 2001 and 2000 was much greater than historical norms. Therefore, the Company uses this model only as a supplement to other risk management tools and not as a substitute for the experience and judgment of senior management and dealers who have extensive knowledge of the markets and adjust positions and revise strategies as the markets change. Based on the “value-at-risk” analysis in the context of a 95% confidence level, the maximum potential one-day loss in fair value was approximately $2.3 million at December 31, 2004, compared with $3.3 million as of December 31, 2003. The actual one-day changes in fair value of the Company’s metal-related commodity assets and liabilities never exceeded the average of the “value-at-risk” amounts as of the yearly open and close for each of the Company’s 2004 and 2003 fiscal years.

The Company is also exposed to commodity price risk on the unhedged portion of its natural gas purchases related to its purchase of natural gas that is used in the manufacture of its products. As of December 31, 2004, the Company has hedged approximately 30% of its expected natural gas purchases for 2005. At December 31, 2004, a uniform one-dollar increase in the price of natural gas would result in a decrease in operating earnings of approximately $7.7 million for the year ending December 31, 2005 based upon the Company’s unhedged portion of its expected natural gas purchases for 2005.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENGELHARD CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS

Year ended December 31 (in thousands, except per-share amounts)	2004	2003	2002
Net sales	$4,166,420	$3,714,493	$3,753,571
Cost of sales	3,496,606	3,080,408	3,099,806
Gross profit	669,814	634,085	653,765
Selling, administrative and other expenses	391,031	364,490	350,137
Special charge (credit), net	5,304	(11,978)	(7,862)
Operating earnings	273,479	281,573	311,490
Equity in earnings of affiliates	37,582	39,368	16,207
Equity investment impairment	—	—	(57,704)
Loss on investment	(663)	—	(6,659)
Interest income	5,205	4,035	1,968
Interest expense	(23,704)	(24,330)	(27,378)
Earnings before income taxes	291,899	300,646	237,924
Income tax expense	56,371	64,154	66,516
Net earnings before cumulative effect of a change in accounting principle	235,528	236,492	171,408
Cumulative effect of a change in accounting principle, net of tax of $1,390	—	(2,269)	—
Net earnings	$235,528	$234,223	$171,408

Earnings per share - basic:
Earnings before cumulative effect of a change in accounting principle	$1.91	$1.89	$1.34
Cumulative effect of a change in accounting principle, net of tax	—	(0.02)	—
Earnings per share - basic	$1.91	$1.87	$1.34
Earnings per share - diluted:
Earnings before cumulative effect of a change in accounting principle	$1.88	$1.86	$1.31
Cumulative effect of a change in accounting principle, net of tax	—	(0.02)	—
Earnings per share - diluted	$1.88	$1.84	$1.31
Average number of shares outstanding - basic	123,155	125,359	128,089
Average number of shares outstanding - diluted	125,350	127,267	130,450

See accompanying Notes to Consolidated Financial Statements.

ENGELHARD CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31 (in thousands)	2004	2003
Assets
Cash and cash equivalents	$126,229	$87,889
Receivables, net of allowances of $12,411 and $11,566, respectively	410,382	400,043
Committed metal positions	457,570	350,163
Inventories	459,637	442,787
Other current assets	135,631	112,678
Total current assets	1,589,449	1,393,560
Investments	179,160	158,664
Property, plant and equipment, net	911,029	880,822
Goodwill	330,798	275,121
Other intangible assets, net and other noncurrent assets	168,156	224,836
Total assets	$3,178,592	$2,933,003
Liabilities and shareholders’ equity
Short-term borrowings	$12,025	$68,275
Accounts payable	375,890	296,979
Hedged metal obligations	292,880	295,821
Other current liabilities	248,872	286,940
Total current liabilities	929,667	948,015
Long-term debt	513,680	390,565
Other noncurrent liabilities	320,933	309,024
Total liabilities	1,764,280	1,647,604
Shareholders’ equity
Preferred stock, no par value, 5,000 shares authorized but unissued	—	—
Common stock, $1 par value, 350,000 shares authorized and 147,295 shares issued	147,295	147,295
Additional paid-in capital	34,334	26,756
Retained earnings	1,800,531	1,619,284
Treasury stock, at cost, 25,393 and 22,885 shares, respectively	(572,815)	(492,057)
Accumulated other comprehensive income (loss)	4,967	(15,879)
Total shareholders’ equity	1,414,312	1,285,399
Total liabilities and shareholders’ equity	$3,178,592	$2,933,003

See accompanying Notes to Consolidated Financial Statements.

ENGELHARD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (in thousands)	2004	2003	2002
Cash flows from operating activities
Net earnings	$235,528	$234,223	$171,408
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	124,951	124,315	110,676
Amortization of intangible assets	3,736	3,357	2,886
Loss on investment	663	—	6,659
Equity results, net of dividends	(16,038)	(14,805)	(12,279)
Equity investment impairment	—	—	57,704
Net change in assets and liabilities:
Materials Services related	(31,566)	107,590	(26,269)
All other	6,107	(48,696)	(4,732)
Net cash provided by operating activities	323,381	405,984	306,053
Cash flows from investing activities
Capital expenditures	(123,168)	(113,557)	(113,309)
Proceeds from sale of investments	1,988	6,651	—
Acquisitions and other investments	(68,640)	(1,000)	(7,606)
Net cash used in investing activities	(189,820)	(107,906)	(120,915)
Cash flows from financing activities
Proceeds from short-term borrowings	—	—	264,155
Repayment of short-term borrowings	(56,250)	(284,283)	(304,457)
Repayment of long-term debt	(73)	(184)	(148)
Proceeds from issuance of long-term debt	108,669	150,224	—
Purchase of treasury stock	(113,027)	(119,568)	(133,543)
Cash from exercise of stock options	24,420	32,880	48,781
Dividends paid	(54,281)	(51,576)	(51,492)
Net cash used in financing activities	(90,542)	(272,507)	(176,704)
Effect of exchange rate changes on cash	(4,679)	14,072	6,778
Net increase in cash	38,340	39,643	15,212
Cash and cash equivalents at beginning of year	87,889	48,246	33,034
Cash and cash equivalents at end of year	$126,229	$87,889	$48,246

See accompanying Notes to Consolidated Financial Statements.

ENGELHARD CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per-share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Comprehensive income(loss)	Accumulated other comprehensive income(loss)	Total shareholders’ equity
Balance at December 31, 2001	$147,295	$7,378	$1,316,721	$(335,879)		$(132,009)	$1,003,506
Comprehensive income(loss):
Net earnings			171,408		$171,408		171,408
Other comprehensive income(loss):
Cash flow derivative adjustment, net of tax					4,424
Foreign currency translation adjustment					70,284
Minimum pension liability adjustment, net of tax					(57,689)
Investment adjustment, net of tax					(200)
Other comprehensive income					16,819	16,819	16,819
Comprehensive income					$188,227
Dividends ($0.40 per share)			(51,492)				(51,492)
Treasury stock acquired				(133,543)			(133,543)
Stock bonus and option plan transactions		13,498		56,971			70,469
Balance at December 31, 2002	147,295	20,876	1,436,637	(412,451)		(115,190)	1,077,167
Comprehensive income(loss):
Net earnings			234,223		$234,223		234,223
Other comprehensive income(loss):
Cash flow derivative adjustment, net of tax					(123)
Foreign currency translation adjustment					77,787
Minimum pension liability adjustment, net of tax					21,120
Investment adjustment, net of tax					527
Other comprehensive income					99,311	99,311	99,311
Comprehensive income					$333,534
Dividends ($0.41 per share)			(51,576)				(51,576)
Treasury stock acquired				(119,568)			(119,568)
Stock bonus and option plan transactions		5,880		39,962			45,842
Balance at December 31, 2003	147,295	26,756	1,619,284	(492,057)		(15,879)	1,285,399
Comprehensive income(loss):
Net earnings			235,528		$235,528		235,528
Other comprehensive income(loss):
Cash flow derivative adjustment, net of tax					(1,569)
Foreign currency translation adjustment					38,748
Minimum pension liability adjustment, net of tax					(16,008)
Investment adjustment, net of tax					(325)
Other comprehensive income					20,846	20,846	20,846
Comprehensive income					$256,374
Dividends ($0.44 per share)			(54,281)				(54,281)
Treasury stock acquired				(113,027)			(113,027)
Stock bonus and option plan transactions		7,578		32,269			39,847
Balance at December 31, 2004	$147,295	$34,334	$1,800,531	$(572,815)		$4,967	$1,414,312

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

Reclassifications

The prior year presentation of the “Consolidated Statements of Cash Flows” has been changed to conform to the current year presentation. Specifically, “(Decrease)/increase in hedged metal obligations” has been reclassified from “Net cash used in financing activities” to “Net cash provided by operating activities,” and is included in the “Materials Services related” line. The effect of this reclassification to “Net cash provided by operating activities” is a decrease of $225 million and an increase of $3.8 million for the years ended December 31, 2003 and 2002, respectively. The effect of this reclassification to “Net cash used in financing activities” is a decrease in 2003 and an increase in 2002 by equivalent amounts.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation of buildings and equipment is provided primarily on a straight-line basis over the estimated useful lives of the assets. Buildings and building improvements are depreciated over 20 years, while machinery and equipment is depreciated based on lives varying from 3 to 10 years. Depletion of mineral deposits and deferred mine development costs is provided under the units-of-production method. When assets are sold or retired, the cost and related accumulated depreciation is removed from the accounts, and any gain or loss is included in earnings. The Company continually evaluates the reasonableness of the carrying value of its fixed assets. If the expected future undiscounted cash flows associated with these assets are less than their carrying value, the assets are written down to their fair value.  Repair and maintenance costs are expensed as incurred.

Intangible Assets

Identifiable intangible assets, such as patents and trademarks, are amortized using the straight-line method over their estimated useful lives, which range from 4 to 15 years. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets that have indefinite useful lives are not amortized, but are tested for impairment at least annually.

The Company continually evaluates the reasonableness of the carrying value of its intangible assets. For its identifiable intangible assets, an impairment would be recognized if expected future undiscounted cash flows are less than their carrying amounts. For goodwill and other intangible assets that have indefinite useful lives, an impairment would be recognized if the carrying amount of a respective reporting unit exceeded the fair value of that reporting unit.

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

The bulk of hedged metal obligations represent spot short positions. Other than in the closely monitored situations noted below, these positions are hedged through forward purchases with investment grade counterparties. Unless a forward counterparty fails to perform, there is no price risk. In addition, the aggregate fair value of derivatives in a loss position is reported in hedged metal obligations (derivatives in a gain position are included in committed metal positions).

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

In closely monitored situations, for which exposure levels and transaction size limits have been set by senior management, the Company holds unhedged metal positions that are subject to future market fluctuations. Such positions may include varying levels of derivative instruments. At times, these positions can be significant. All unhedged metal transactions are monitored and marked-to-market daily. The metal that has not been hedged and is therefore subject to price risk is disclosed in Note 11, “Committed Metal Positions and Hedged Metal Obligations.”

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

Revenue Recognition

Except for bill-and-hold situations discussed below, revenues are not recognized on sales of product unless the goods are shipped and title has passed to the customer. Sales of product include sales of catalysts, pigments, performance additives, sorbents and precious metal sold to industrial customers. Revenues for refining services are recognized on the contractually agreed settlement date. In limited situations, revenue is recognized on a bill-and-hold basis as title passes to the customer before shipment of goods. These bill-and-hold sales meet the criteria of Staff Accounting Bulletin No. 104, “Revenue Recognition,” for revenue recognition. Sales recognized on a bill-and-hold basis were approximately $15.3 million as of December 31, 2004, $19.4 million as of December 31, 2003 and $31.0 million as of December 31, 2002. With regard to the balance classified as bill-and-hold sales, the Company has collected $10.6 million of the outstanding balance as of March 1, 2005.

The Company accrues for warranty costs, sales returns and other allowances, based on experience and other relevant factors, when sales are recognized.

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

Stock Option Plans

The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” in 1995 and adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of Financial Accounting Standards Board (FASB) Statement No. 123,” in December 2002. The Company has applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” with pro forma disclosure of net income and earnings per share as if the fair-value-based method prescribed by SFAS No. 123 had been applied. In general, no compensation cost related to the Company’s stock option plans is recognized in the Company’s “Consolidated Statements of Earnings” as options are issued at market price on the date of grant. See “New Accounting Pronouncements” below for information relating to SFAS No. 123(R), “Share-Based Payment,” which was issued by the FASB in December 2004.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at grant date consistent with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net earnings and earnings per share would have been as follows:

PRO FORMA INFORMATION
(in millions, except per-share data)

	2004	2003	2002
Net earnings — as reported	$235.5	$234.2	$171.4
Deduct: Total stock-based employee compensation expense determined under fair-value- based method for all awards, net of tax	(6.8)	(5.8)	(6.3)
Net earnings — pro forma	$228.7	$228.4	$165.1
Earnings per share:
Basic earnings per share — as reported	$1.91	$1.87	$1.34
Basic earnings per share — pro forma	1.86	1.82	1.29
Diluted earnings per share — as reported	1.88	1.84	1.31
Diluted earnings per share — pro forma	1.82	1.79	1.27

Research and Development Costs

Research and development costs are charged to expense as incurred and were $99.9 million in 2004, $93.1 million in 2003 and $88.2 million in 2002. These costs are included within selling, administrative and other expenses in the Company’s “Consolidated Statements of Earnings.”

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires compensation costs relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements based on their fair values. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. SFAS No. 123(R) is effective as of the beginning of the first reporting period that begins after June 15, 2005. The Company currently measures compensation costs related to share-based payments under APB No. 25, as allowed by SFAS No. 123, and provides disclosure in the notes to financial statements as required by SFAS No. 123. SFAS No. 123(R) provides for two transition alternatives: Modified-Prospective transition and Modified-Retrospective transition. The Company is currently evaluating the transition alternatives. Depending on the method chosen, the Company expects the impact in 2005 to be approximately $0.03 to $0.06 per share.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29.” This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial condition.

In December 2004, the FASB issued FASB Staff Position (FSP) No. 109-1 to provide guidance on the application of SFAS No. 109, “Accounting for Income Taxes” to the provision within the American Jobs Creation Act of 2004, enacted on October 22, 2004, that provides tax relief to U.S. domestic manufacturers. The FSP states that the manufacturers’ deduction provided for under the Act should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction.

In December 2004, FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” was issued, providing guidance under SFAS No. 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP No. 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Act before applying the requirements of FSP No. 109-2. Accordingly, the Company is assessing the new tax rules relating to the repatriation of offshore earnings from its foreign subsidiaries and it will take appropriate measures in 2005. It is too early to reasonably predict what steps the Company will take in this regard and the corresponding impact to the Company’s financial statements in 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that these items be recognized as current-period charges regardless of whether they meet the “so abnormal” criteria outlined in ARB No. 43. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of this statement is not expected to have a material impact on the Company’s results of operations or financial condition.

In May 2004, the FASB issued FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” This FSP

supersedes FSP No. 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.” The Company had made a one-time election under FSP No. 106-1 to defer accounting for the effects of the Act until specific authoritative guidance was issued on how to account for the federal subsidy. FSP No. 106-2 provides guidance on the accounting for the effects of the Act, and requires employers that sponsor postretirement prescription drug benefits to make certain disclosures regarding the effect of the federal subsidy provided by the Act. Based on a review of the Company's current plan design and consultations with its actuaries, the Company believes that its postretirement prescription drug benefits are actuarially equivalent to Medicare Part D and that it will qualify for the federal subsidy. As a result, the Company early adopted the provisions of FSP No. 106-2 as of the quarter ended June 30, 2004 and has incorporated the required disclosure provisions into these consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” an amendment of FASB Statements No. 87, 88 and 106. This statement revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement and recognition of those plans required by FASB Statements No. 87, 88 and 106. This statement retains the disclosure requirements contained in the original Statement No. 132. It requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit plans and other defined benefit postretirement plans. The Company has adopted this statement and has incorporated the required disclosure provisions into these consolidated financial statements.

2.    DERIVATIVE INSTRUMENTS AND HEDGING

The Company reports all derivative instruments on the balance sheet at their fair value. Foreign exchange contracts, commodity contracts and interest rate derivatives are recorded within the “Other current assets” and “Other current liabilities” lines on the Company’s “Consolidated Balance Sheets.”  Changes in the fair value of derivatives designated as cash flow hedges are initially recorded in accumulated other comprehensive income and are reclassified to earnings in the period the hedged item is reflected in earnings.  Changes in the fair value of derivatives that are not designated as cash flow hedges are reported immediately in earnings. Cash flows resulting from derivatives accounted for as cash flow or fair value hedges are classified in the same category as the cash flows from the underlying transactions.

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

The Company documents all relationships between derivative instruments designated as hedging instruments and the hedged items at inception of the hedges, as well as its risk-management strategies for the hedges. For the years ended December 31, 2004, 2003 and 2002, there was no gain or loss recognized in earnings resulting from hedge ineffectiveness.

Foreign Exchange Contracts

The Company designates as cash flow hedges certain foreign currency derivative contracts which hedge the exposure to the foreign exchange rate variability of the functional-currency equivalent of foreign-currency denominated cash flows associated with forecasted sales or forecasted purchases. The ultimate maturities of the contracts are timed to coincide with the expected occurrence of the underlying forecasted transaction.

For the years ended December 31, 2004, 2003 and 2002, the Company reported after-tax losses of $1.5 million, $1.7 million and $0.3 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as foreign exchange cash flow hedges. It is expected that cumulative losses of $1.5 million as of December 31, 2004 will be reclassified into earnings within the next 12 months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transactions not occurring. As of December 31, 2004, the maximum length of time over which the Company has hedged its exposure to movements in foreign exchange rates for forecasted transactions is 12 months.

A second group of forward contracts entered into to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities is not designated as hedging instruments for accounting purposes. Changes in the fair value of these items are recorded in earnings offsetting the foreign exchange gains and losses arising from the effect of changes in exchange rates used to measure related monetary assets and liabilities.

Commodity Contracts

The Company enters into contracts that are designated as cash flow hedges to protect a portion of its exposure to movements in certain commodity prices. These contracts primarily relate to derivatives designated as natural gas and nickel cash flow hedges. The ultimate maturities of the contracts are timed to coincide with the expected usage of these commodities.

For the year ended December 31, 2004, the Company reported an after-tax loss of $0.3 million in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as cash flow commodity hedges. The Company reported after-tax gains of $1.6 million and $4.7 million in accumulated other comprehensive income for the years ended December 31, 2003 and 2002, respectively. It is expected that the cumulative loss of $0.3 million as of December 31, 2004 will be reclassified into earnings within the next 15 months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow commodity hedges due to the probability of the original forecasted transactions not occurring. As of December 31, 2004, the maximum length of time over which the Company has hedged its exposure to movements in commodity prices for forecasted transactions is 15 months.

The use of derivative metal instruments is discussed in Note 1, “Summary of Significant Accounting Policies,” under Committed Metal Positions and Hedged Metal Obligations. To the extent that the maturities of these instruments are mismatched, the Company may be exposed to market risk. This exposure is mitigated through the use of Eurodollar futures that are marked-to-market daily along with the underlying commodity instruments (see Note 11, “Committed Metal Positions and Hedged Metal Obligations”).

Interest Rate Derivatives

The Company uses interest rate derivatives that are designated as fair value hedges to help achieve its fixed and floating rate debt objectives. The Company currently has two interest rate swap agreements with a total notional value of $100 million maturing in August 2006, three interest rate swap agreements with a total notional value of $150 million maturing in May 2013, and two additional interest rate swap agreements with a total notional value of $120 million maturing in June 2028. These agreements effectively change fixed rate debt obligations into floating rate debt obligations. The total notional values and maturity dates of these agreements are equal to the face values and the maturity dates of the related debt instruments. For these fair value hedges, there was no gain or loss recognized from hedged firm commitments no longer qualifying as fair value hedges for the years ending December 31, 2004, 2003 and 2002.

In March 2004, the Company entered into an additional interest rate derivative contract. This derivative, referred to as a Forward Rate Agreement (FRA), economically hedged the Company's interest rate exposure for the May 15, 2004 LIBOR rate reset under a pre-existing interest swap agreement. This FRA is marked-to-market with the gain/loss being reflected in earnings.

In June 2004, the Company entered into two additional FRA contracts, which economically hedged the Company's interest rate exposure for the December 1, 2004 LIBOR rate reset under a pre-existing interest rate swap agreement. This FRA is marked-to-market with the gain/loss being reflected in earnings.

Net Investment Hedges

The Company issued two tranches (one in April 2004 and one in August 2004) of five-year term, 5.5 billion Japanese yen notes (approximately $50 million each) with a coupon rate of 1.1%. These notes are designated as an effective net investment hedge of a portion of the Company’s yen-denominated investments. As such, any foreign currency gains and losses resulting from these notes are accounted for as a component of accumulated other comprehensive income.  As of December 31, 2004, a loss of $7.1 million, relating to the mark-to-market of these notes, has been recorded in accumulated other comprehensive income.

3.    GOODWILL AND OTHER INTANGIBLE ASSESTS

    Identifiable intangible assets, such as patents and trademarks, are amortized using the straight-line method over their estimated useful lives, which range from 4 to 15 years. Goodwill and other intangible assets that have indefinite useful lives are not amortized, but are tested for impairment based on the specific guidance of SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company did not recognize an impairment loss as a result of the impairment testing that was completed in 2004, 2003 and 2002.

The following information relates to acquired amortizable intangible assets (in millions):

	As of December 31, 2004		As of December 31, 2003
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Acquired amortizable intangible assets
Usage right	$22.2	$6.3	$20.7	$4.5
Supply agreements	19.0	6.3	17.9	4.7
Technology licenses	9.1	3.5	8.6	2.6
Other	3.7	2.3	3.7	2.1
Total	$54.0	$18.4	$50.9	$13.9

      The accumulated amortization of intangible assets balance as of December 31, 2004 has increased in excess of the yearly amortization expense due to the impact of foreign exchange rate changes. The increase in the gross carrying amount balance as of December 31, 2004 also reflects this impact. Intangible assets with indefinite useful lives, and thus not subject to amortization, as of December 31, 2004 and 2003, are $1.9 million. Total accumulated amortization for goodwill and other intangible assets amounted to $83.9 million and $80.2 million at December 31, 2004 and 2003, respectively. As of December 31, 2004, the estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Estimated Annual Amortization Expense:
2005	$3.8
2006	3.7
2007	3.6
2008	3.5
2009	3.5

The following table represents the changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 (in millions):

	Environmental Technologies	Process Technologies	Appearance & Performance Technologies	All Other	Total
Balance as of January 1, 2003	$13.0	$106.9	$152.0	$0.5	$272.4
Goodwill additions	—	—	1.5	—	1.5
Foreign currency translation adjustment	0.2	0.7	(0.1)	—	0.8
Other	0.5	(0.1)	—	—	0.4
Balance as of December 31, 2003	13.7	107.5	153.4	0.5	275.1
Goodwill additions	6.0	—	47.4 (a)	—	53.4
Foreign currency translation adjustment	0.7	0.6	1.7	—	3.0
Other	—	—	(0.7)	—	(0.7)
Balance as of December 31, 2004	$20.4	$108.1	$201.8	$0.5	$330.8

(a)	Goodwill addition of $47.4 million relates to the Company’s acquisition of The Collaborative Group, Ltd., including its wholly owned subsidiary Collaborative Laboratories, Inc., during the third quarter of 2004. This amount represents the excess of the purchase price paid over the fair market value of the net assets acquired. The Company is completing its review and determination of these fair values, and thus the allocation of the purchase price is subject to revision.

4.    ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

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

The following table represents the change in the Company’s asset retirement obligation liability for the years ended December 31, 2004 and 2003 (in millions):

	2004	2003
Asset retirement obligation at beginning of year	$10.5	$—
Liability recognized in transition	—	7.1
Liability recognized during the twelve-month period ended December 31	1.2	2.0
Accretion expense	0.6	1.9
Payments	(1.5)	(0.5)
Asset retirement obligation at end of year	$10.8	$10.5

5.    ACQUISITIONS

In July 2004, the Company acquired The Collaborative Group, Ltd., including its wholly owned subsidiary Collaborative Laboratories, Inc., a unique, high-growth company, located in Setauket, New York, that provides products and services to the cosmetic and personal care industries for approximately $62.0 million. This acquisition allows the Company to create a unique combination of technical capabilities bringing together its surface and materials science expertise with Collaborative’s special materials capability and in-depth, technical-application knowledge in personal care. The transaction strengthens the Company’s position as a leading supplier of materials technology to the cosmetic and personal care industries by expanding the Company’s capabilities into the growing market for performance-based, skin-care materials and applications. The results of operations of this acquisition, integrated into the Appearance and Performance Technologies segment, are included in the accompanying consolidated financial statements from the date of acquisition. A portion of the purchase price has been allocated to assets acquired based on their fair values, while the remaining balance was recorded as goodwill. Pro forma information is not provided as the impact of the acquisition does not have a material effect on the Company’s results of operations, cash flows or financial position.

In April 2004, the Company acquired Platinum Sensors, SrL, a worldwide developer and manufacturer of temperature-sensing technologies for approximately $6.6 million. This acquisition strengthens the Company’s leading position in temperature sensing by expanding the Company’s technology-development capabilities and geographic reach. Platinum Sensors is based in Rome, Italy, and also has facilities in Singapore. The results of operations of this acquisition, integrated into the Environmental Technologies segment, are included in the accompanying consolidated financial statements from the date of acquisition. A portion of the purchase price has been allocated to assets acquired based on their fair values, while the remaining balance was recorded as goodwill. Pro forma information is not provided as the impact of the acquisition does not have a material effect on the Company’s results of operations, cash flows or financial position.

In November 2002, the Company acquired certain operating assets of Shuozhou Anpeak Kaolin Co., Ltd., a China-based producer of calcined kaolin products, for approximately $12.1 million. This acquisition enhances the Company’s ability to provide specialty mineral technologies to the Asian market and was recorded under the purchase method of accounting. The results of operations of this acquisition, integrated into the Appearance and Performance Technologies segment, are included in the accompanying consolidated financial statements from the date of acquisition. A portion of the purchase price has been allocated to assets acquired based on their fair values, while the remaining balance was recorded as goodwill. Pro forma information is not provided because the impact of the acquisition does not have a material effect on the Company’s results of operations, cash flows or financial position.

6.    SPECIAL CHARGES AND CREDITS

In the fourth quarter of 2004, the Company recorded a net pretax charge totaling $5.3 million ($3.3 million after tax) primarily related to a management consolidation productivity initiative in the Appearance and Performance Technologies segment, as well as the reversal of prior year special charge accruals in the Environmental Technologies segment and the “All Other” category. The amount of the charge reported in the Appearance and Performance Technologies segment was $6.6 million ($4.1 million after tax). Credit amounts of $0.2 million ($0.1 million after tax) and $1.1 million ($0.7 million after tax) were reported in the Environmental Technologies segment and the “All Other” category, respectively. These amounts are included in the “Special charge (credit), net” line in the “Consolidated Statements of Earnings.”

In the Appearance and Performance Technologies segment, the charge of $6.6 million relates to management’s consolidation of certain manufacturing operations to improve efficiency at its Middle Georgia operations, which manufacture kaolin-based products. These actions are consistent with the Company’s ongoing efforts to simplify processing and manage product mix to maximize profitability and growth opportunities. These actions resulted in the recording of a $1.3 million employee severance charge and an impairment charge of $5.3 million for idled equipment. The employee severance charges related to the actual reduction of 25 salaried employees. The actions undertaken by the Company in relation to this charge are substantially complete.

In the Environmental Technologies segment, the credit of $0.2 million relates to the reversal of the remaining liability associated with the 2003 charge resulting from the closure of the segment’s Coleford, United Kingdom plant, discussed below. The actions associated with this charge were completed by the end of 2004.

In the “All Other” category, the credit of $1.1 million relates to the reversal of a portion of the remaining liability associated with the 2000 charge resulting from the Company’s decision to exit from its desiccant-based, climate control systems business. Of this credit amount, $0.7 million relates to warranty reserve reversals due to expiration of warranties (see Note 7, “Guarantees and Warranties”).

In 2003, the Company entered into a settlement agreement, releasing a claim the Company had brought against Research Corporation and Research Corporation Technologies in exchange for payment of $38.0 million. Accordingly, the Company recorded a gain of $28.4 million ($17.6 million after tax) in the first quarter of 2003, net of legal fees and the portion of the settlement related to future royalties. This gain was included in the Company’s “All Other” category and in the “Special charge (credit), net” line in the “Consolidated Statements of Earnings.”

Also in 2003, the Company recorded charges totaling $8.7 million ($5.6 million after tax) primarily related to a management consolidation and productivity initiative in the Environmental and Process Technologies segments and within the “All Other” category. The amounts of $5.3 million ($3.5 million after tax), $2.6 million ($1.6 million after tax) and $0.8 million ($0.5 million after tax) were reported in the Environmental Technologies segment, the Process Technologies segment and the “All Other” category, respectively. These charges are included in the “Special charge (credit), net” line in the “Consolidated Statements of Earnings.”

In the Environmental Technologies segment, the charge of $5.3 million primarily relates to the closure of the segment’s Coleford, United Kingdom plant ($2.8 million) and employee severance costs related to productivity initiatives ($2.5 million). The employee severance charges include an actual reduction of 96 salaried and eight hourly employees. As a result of closing this plant, the segment has outsourced the canning operations associated with this business. The closure resulted in an impairment charge of $1.5 million to write down fixed assets and other exit-related costs of $1.3 million. The actions related to this charge have been completed.

In the Process Technologies segment, the charge of $2.6 million primarily relates to employee severance and the termination of an agency agreement associated with sales to the chemical-process market. The employee severance charges relate to the actual reduction of 13 salaried employees. Selling activities associated with the termination of this agency agreement will be covered by the segment’s internal sales force. The actions related to this charge have been completed.

In the “All Other” category, the charge of $0.8 million was for employee severance costs related to the actual reduction of six salaried employees. The actions related to this charge have been completed.

In 2003, the Company recorded a charge of $7.8 million ($4.8 million after tax) for the fair value of the remaining lease costs of certain minerals-storage facilities no longer needed because of productivity initiatives. As of June 30, 2003, the Company’s Appearance and Performance Technologies segment had ceased using these facilities and, accordingly, a provision for the fair value of remaining lease costs was reported in the “Special charge (credit), net” line in the “Consolidated Statements of Earnings.”

In 2002, the Company recorded a charge of $3.1 million ($1.9 million after tax) primarily related to a manufacturing consolidation plan within a business that serves the aerospace turbine-engine overhaul and repair market in the Company’s Environmental Technologies segment. This charge includes asset write-offs of $1.7 million, employee severance costs of $0.6 million and other exit costs of $0.8 million related to the plant closure. The employee severance charges included the actual reduction of 43 salaried employees. The actions related to this charge have been completed.

Also in 2002, the Company recorded a gain of $11.0 million ($6.8 million after tax) related to insurance settlements stemming from events in 1997 and 1998 in which Engelhard and other companies were victimized in an elaborate scheme involving base-metal inventories held in third-party warehouses in Japan. A special charge recorded by the Company in 1997 included an inventory loss of approximately $40 million associated with the Japan matter. An additional $20 million inventory loss was recorded in 1998. In the first quarter of 1998, the

Company recorded a receivable from insurance carriers and third parties involved for approximately $20 million. As of June 30, 2002, the Company had recovered $11.2 million. In July 2002, the Company received an additional $19.8 million, net of legal fees, from insurance settlements reached in June. Accordingly, the Company recorded a gain of $11.0 million ($6.8 million after tax) in the second quarter of 2002 in its Materials Services segment.

The following table sets forth the components of the Company’s reserves for restructuring costs:

RESTRUCTURING RESERVES
(in millions)

	Separations			Other
	Pre-2003	2003	2004	Pre-2003	2003	2004	Total
Balance at December 31, 2001	$2.6	$—	$—	$6.1	$—	$—	$8.7
Cash spending	(2.7)	—	—	(2.6)	—	—	(5.3)
Provision	0.6	—	—	0.8	—	—	1.4
Balance at December 31, 2002	0.5	—	—	4.3	—	—	4.8
Cash spending	(0.2)	(5.0)	—	(1.4)	(3.1)	—	(9.7)
Provision	—	5.3	—	—	3.3	—	8.6
Reserve reversals	(0.3)	—	—	(0.3)	—	—	(0.6)
Reserve reclasses	—	—	—	(0.8)	—	—	(0.8)
Balance at December 31, 2003	—	0.3	—	1.8	0.2	—	2.3
Cash spending	—	(0.2)	(0.1)	(0.6)	—	—	(0.9)
Provision	—	—	1.3	—	—	—	1.3
Reserve reversals	—	(0.1)	—	(0.2)	(0.2)	—	(0.5)
Reserve reclasses	—	—	—	(0.3)	—	—	(0.3)
Balance at December 31, 2004	$—	$—	$1.2	$0.7	$—	$—	$1.9

7.    GUARANTEES AND WARRANTIES

In the normal course of business, the Company incurs obligations with regard to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit. At December 31, 2004, the aggregate outstanding amount of letters of credit supporting such obligations amounted to $112.4 million, of which $105.3 million will expire in less than one year, $7.0 million will expire in two to three years and $0.1 million will expire after five years. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations as the Company anticipates fulfilling its performance obligations.

The Company accrues for anticipated product warranty expenses on certain products. Accruals for anticipated warranty liabilities are recorded based upon a review of historical warranty claims experience and other relevant data. Adjustments are made to accruals as claim data and historical experience warrant. The Company’s accrual is primarily comprised of warranty liabilities within the non-automotive business of the Environmental Technologies segment.

The changes in the Company’s product warranty reserves for the years ended December 31, 2004, 2003 and 2002 are as follows (in millions):

	2004	2003	2002
Balance at beginning of year	$10.0	$11.1	$14.7
Payments	(4.5)	(4.0)	(10.1)
Provision	5.4	2.3	11.4
Reclass of reserve (a)	—	0.8	—
Reversal of reserve (b)	(2.2)	(0.2)	(4.9)
Balance at end of year	$8.7	$10.0	$11.1

(a)
In 2003, as a result of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees,” the Company reclassed $0.8 million from its restructuring reserves to its product warranty reserves related to the Company’s residual, desiccant-based, climate control systems business that was exited in 2000.

(b)
In 2004, the Company reversed a $2.2 million warranty accrual due to favorable experience ($1.5 million related to the Environmental Technologies segment and $0.7 million due to the expiration of warranties related to the Company’s residual, desiccant-based, climate control systems business, which was provided for by the 2000 special charge provision). In 2003, the Company reversed a $0.2 million warranty accrual due to the expiration of a warranty. In 2002, the Company reversed a $4.9 warranty accrual for a particular stationary-source, emission-control capital project as a result of improved catalyst technology that reduced estimated costs.

8.    INVENTORIES

Inventories at December 31, 2004 and 2003 consist of the following:

INVENTORIES
(in millions)

	2004	2003
Raw materials	$137.5	$121.3
Work in process	49.3	48.1
Finished goods	255.1	256.2
Precious metals	17.7	17.2
Total inventories	$459.6	$442.8

The majority of the Company’s physical metal is carried in the committed metal positions line on the balance sheet at fair value with the remainder carried in the inventory line at historical cost. The inventory portion of precious metals is stated at LIFO cost. The market value of the precious metals recorded at LIFO exceeded cost by $73.1 million and $52.8 million at December 31, 2004 and 2003, respectively. Net earnings include after-tax gains of $1.5 million in 2004 and $3.1 million in 2003 and 2002 from the sale of precious metals accounted for under the LIFO method.

In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms. Metals held for the accounts of customers and suppliers are not reflected in the Company’s financial statements.

9.    PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2004 and 2003 consist of the following (in millions):

	2004	2003
Land	$36.4	$30.5
Buildings and building improvements	293.5	264.5
Machinery and equipment	1,776.8	1,654.8
Construction in progress	59.7	81.3
Mineral deposits and mine development costs	87.7	82.7
	2,254.1	2,113.8
Accumulated depreciation and depletion	1,343.1	1,233.0
Property, plant and equipment, net	$911.0	$880.8

Mineral deposits and mine development costs consist of industrial mineral reserves including kaolin, attapulgite and mica. The Company does not own any mining reserves or conduct any mining operations with respect to platinum, palladium or other metals. The Company capitalized interest of $2.4 million in 2004 and $3.0 million in 2003 and 2002.

10.    INVESTMENTS

The Company has investments in affiliates that are accounted for under the equity method. These investments are N.E. Chemcat Corporation (N.E. Chemcat), Heesung-Engelhard, H. Drijfhout & Zoon’s Edelmetaalbedrijen (HDZ), a former subsidiary of the Engelhard-CLAL joint venture, and Prodrive-Engelhard. N.E. Chemcat is a 38.8%-owned, publicly traded Japanese corporation and a leading producer of automotive and chemical catalysts, electronic chemicals and other precious-metals-based products. Heesung-Engelhard, a 49%-owned joint venture in South Korea, manufactures and markets catalyst products for automobiles. HDZ is a 45%-owned former subsidiary of Engelhard-CLAL, which manufactured and marketed certain products containing precious metals. Prodrive-Engelhard, a 50%-owned joint venture in the United States, specializes in the design, development and testing of vehicle emission systems.

In 2002, the Company recorded an impairment charge of $57.7 million associated with its Engelhard-CLAL joint venture. On September 19, 2002, the Company and its partner, Fimalac, formally agreed to adopt a plan to unwind their Paris-based joint venture, Engelhard-CLAL. The Company received a distribution in the form of cash and operating assets of approximately $16.0 million in the fourth quarter of 2002 net of the working capital requirements of the distributed operating assets and a cash distribution of approximately $26 million net of costs in 2003. As of December 31, 2003, the Engelhard-CLAL joint venture was substantially liquidated. During 2004, HDZ and the remaining Engelhard-CLAL assets were partially liquidated resulting in net cash received and equity earnings of $7.9 million.

The unaudited financial information below represents a summary of the Company’s Engelhard-CLAL investment on a 100% basis through 2003 and HDZ thereafter, unless otherwise noted:

FINANCIAL INFORMATION
(unaudited) (in millions)

	2004	2003	2002
Earnings data:
Revenue	$25.1	$127.4	$366.9
Gross profit	3.4	19.0	32.7
Income from continuing operations	1.0	10.1	(18.6)
Net earnings	1.0	10.1	(18.6)
Engelhard’s equity investment impairment	—	—	(57.7)
Engelhard’s equity in net earnings(a)	7.9	19.6	1.6
Balance sheet data:
Current assets	$21.4	$28.3	$148.8
Noncurrent assets	3.6	3.6	23.2
Current liabilities	14.8	10.6	63.2
Noncurrent liabilities	2.3	—	3.6
Net assets	7.9	21.3	105.2
Engelhard’s equity investment	—	—	6.0

(a)	Equity earnings in excess of pro-rata portion of net income represents proceeds received in liquidation that exceed book value.

The unaudited financial information below represents an aggregation of the Company’s nonsubsidiary affiliates, excluding Engelhard-CLAL, on a 100% basis, unless otherwise noted:

FINANCIAL INFORMATION
(unaudited) (in millions)

	2004	2003	2002
Earnings data:
Revenue	$638.1	$483.3	$644.6
Gross profit	157.4	138.1	109.7
Income from continuing operations	65.8	43.4	33.2
Net earnings	65.8	43.4	33.2
Engelhard’s equity in net earnings	29.7	19.8	14.6
Balance sheet data:
Current assets	$434.8	$345.1	$306.0
Noncurrent assets	206.8	198.3	182.6
Current liabilities	166.8	125.6	155.8
Noncurrent liabilities	55.3	51.5	24.7
Net assets	419.5	366.3	308.1
Engelhard’s equity investment	177.0	152.5	126.8

The Company’s share of undistributed earnings of affiliated companies included in consolidated retained earnings was earnings of $91.8 million, $75.8 million and $41.4 million in 2004, 2003 and 2002, respectively. Dividends from affiliated companies, excluding proceeds from Engelhard-CLAL, were $13.7 million in 2004, $5.0 million in 2003 and $3.9 million in 2002.

      In 2002, the Company recorded an impairment charge of $6.7 million ($4.1 million after tax) associated with a non-equity investment. The write-down was taken to reflect the lower current value of an investment in fuel-cell developer Plug Power Inc. The carrying amount of this investment was reduced to its estimated fair value based on quoted market prices. The Company considered this market decline to be other than temporary. This impairment charge was reported in the Company’s “All Other” category and was recorded in “Loss on investment” in the Company’s “Consolidated Statements of Earnings.” In 2004, the Company recorded a loss of $0.7 million ($0.4 million after tax) related to Plug Power that was also recorded in “Loss on investment” in the Company’s “Consolidated Statement of Earnings.”

11.    COMMITTED METAL POSITIONS AND HEDGED METAL OBLIGATIONS

	December 31, 2004	December 31, 2003
Committed metal positions were comprised of the following:
Metals in a net spot long position economically hedged with derivatives (primarily forward sales)	$324.2	$272.7
Fair value of hedging derivatives in a “gain” position	14.2	24.3
Unhedged metal positions, net (see analysis below)	19.3	12.2
Fair value of metals received with prices to be determined, net of hedged spot sales	99.9	41.0
Total committed metal positions	$457.6	$350.2

Both spot metal positions and derivative instruments are stated at fair value. Fair value is based on relevant published market prices. The following table sets forth the Company’s unhedged metal positions included in the “Committed metal positions” line on the Company’s “Consolidated Balance Sheets”:

Metal Positions Information (in millions):

	December 31, 2004		December 31, 2003
	Net position	Value	Net position	Value
Platinum group metals	Long	$19.4	Long	$10.1
Gold	Flat	—	Long	0.7
Silver	Short	(0.9)	Short	(0.6)
Base metals	Long	0.8	Long	2.0
Unhedged metal positions, net		$19.3		$12.2

Committed metal positions may include significant advances made for the purchase of precious metals delivered to the Company, but for which final purchase price has not yet been determined. As of December 31, 2004 and 2003, the aggregate market value of the metals purchased under a contract for which a provisional price had been paid was in excess of the amounts advanced by a total of $49.9 million and $92.9 million, respectively.

	December 31, 2004	December 31, 2003
Hedged metal obligations were comprised of the following:
Metals in a net spot short position economically hedged with derivatives (primarily forward purchases) - represents a payable for the return of spot metal to counterparties	$265.1	$273.6
Fair value of hedging derivatives in a “loss” position	27.8	22.2
Total hedged metal obligations	$292.9	$295.8

At December 31, 2004 and December 31, 2003, hedged metal obligations relating to 603,330 and 734,845 troy ounces of gold, respectively, were outstanding. These quantities were sold short on a spot basis generating cash approximating $266 million and $275 million, respectively. These spot sales were hedged with forward purchases for the same number of ounces at an average price of $441.23 at December 31, 2004 and $374.00 at December 31, 2003. Unless a forward counterparty failed to perform, there was no risk of loss in the event prices rose. All counterparties for such transactions are investment grade.

Derivative metal and foreign currency instruments are used to hedge metal positions and obligations. As of December 31, 2004, 98% of these instruments have settlement terms of less than one year, with the remaining instruments expected to settle within 33 months. The notional value of these derivative metal and foreign currency instruments is presented below:

Metal Hedging Instruments (in millions):

	December 31, 2004		December 31, 2003
	Buy	Sell	Buy	Sell
Metal forwards/futures	$625.2	$662.6	$848.4	$719.4
Eurodollar futures	11.2	136.6	43.1	127.4
Swaps	31.2	9.8	19.7	5.4
Options	3.9	—	33.6	14.6
Foreign exchange forwards/futures - Japanese yen	—	130.8	—	97.3
Foreign exchange forwards/futures - Euro	—	23.4	—	37.9
Foreign exchange forwards/futures - Other	5.5	—	3.4	—

12.    FINANCIAL INSTRUMENTS

The Company’s nonderivative financial instruments consist primarily of cash in banks, temporary investments, accounts receivable and debt. The fair value of financial instruments in working capital approximates book value. The fair value of long-term debt was $520.8 million as of December 31, 2004 and $414.0 million as of December 31, 2003 based on prevailing interest rates at those dates, compared with a book value of $513.7 million as of December 31, 2004 and $390.6 million as of December 31, 2003.

The Company believes that its financial instruments do not represent a concentration of credit risk because the Company deals with a variety of major banks worldwide, and its accounts receivable are spread among a number of major industries, customers and geographic areas. A centralized credit committee reviews significant credit transactions and risk-management issues before granting credit, and an appropriate level of reserves is maintained. In addition, the Company monitors the financial condition of its customers to help ensure collections and to minimize losses.

Foreign Currency Instruments

Aggregate foreign exchange transaction gains and losses were not significant for any year presented. The following table sets forth, in U.S. dollars, the Company’s open foreign exchange contracts used for hedging other than metal-related transactions as of the respective year-ends (see Note 11, “Committed Metal Positions and Hedged Metal Obligations,” for further detail):

FOREIGN EXCHANGE CONTRACTS INFORMATION
(in millions)

	2004		2003
	Buy	Sell	Buy	Sell
Japanese yen	$2.5	$9.0	$2.8	$8.0
Euro	24.5	40.1	45.4	101.9
Thai baht	—	—	—	2.4
South African rand	—	17.0	—	23.2
Brazilian real	—	0.7	—	2.3
British pound	—	0.5	—	—
Indian rupee	—	0.6	—	—
Singapore dollar	0.2	—	—	—
Total open foreign exchange contracts	$27.2	$67.9	$48.2	$137.8

None of these contracts exceed a year in duration. These contracts were marked-to-market at December 31, 2004 and 2003.

13.    SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At December 31, 2004, the Company had two unsecured committed revolving credit agreements with a group of major North American banks and foreign banks. One agreement is a five-year agreement in the amount of $400 million, expiring in May 2006. During 2004, management renewed its 364-day committed credit facility, extending the maturity to May 2005 and increasing the amount available to $450 million. There are no borrowings under these facilities at December 31, 2004. In connection with these credit facilities, the Company has agreed to certain covenants, including maintaining a debt-to-EBITDA ratio of less than 3:1 (as defined in the credit agreements). Throughout 2004, the Company was fully compliant with all of its debt covenants.

In 2003, the Company entered into a new seven-year committed revolving credit facility with two major foreign banks for $12 million relating to a plant expansion in China. This new credit facility expires in October 2010. Facility fees are paid to both banks for this new credit line. As of December 31, 2004, the Company borrowed $11.3 million under this credit facility.

At December 31, 2004 and 2003, short-term bank borrowings were $12.0 million and $16.8 million, respectively. Weighted-average interest rates were 7.6%, 12.4% and 2.0% during 2004, 2003 and 2002, respectively. The increase in interest rates is primarily due to increased short-term borrowings in South Africa, where interest rates are high. Long-term debt due within one year was $0.1 million at December 31, 2004 and 2003.

At December 31, 2003, commercial paper borrowings were $51.5 million. The Company did not hold any commercial paper borrowings at December 31, 2004. Weighted-average interest rates were 1.4%, 1.3% and 1.9% during 2004, 2003 and 2002, respectively.

Unused, uncommitted lines of credit available were $355.5 million at December 31, 2004. The Company’s lines of credit with its banks are available in accordance with normal terms for prime commercial borrowers and are not subject to commitment fees or other restrictions.

During 2004, the Company increased its existing $150 million shelf registration to $450 million in order to increase the Company’s ability to raise cash for general corporate purposes. The Company issued in a private placement five-year term, 11 billion Japanese yen notes with a coupon rate of 1.1%. These notes are accounted for as an effective net investment hedge of a portion of the Company’s yen-denominated investments. As of December 31, 2004, a $7.1 million loss was recorded in accumulated other comprehensive income related to the mark-to-market on these yen notes. Through a public debt offering in May 2003, the Company issued $150 million of 10 year notes. These notes mature on May 15, 2013 and bear an interest rate of 4.25%. The proceeds were used to repay short-term borrowings. As discussed in Note 2, “Derivative Instruments and Hedging,” these notes were effectively changed from a fixed rate debt obligation to a floating rate debt obligation through the use of interest rate swap agreements. The notes were issued under the Company’s existing $300 million shelf registration, effectively reducing the available shelf registration to $150 million.

The following table sets forth the components of long-term debt at December 31, 2004 and 2003:

DEBT INFORMATION
(in millions)

	2004	2003
Notes, with a weighted-average interest rate of 10.7%, due 2006	$14.0	$14.0
7.375% Notes, due 2006, net of discount	101.7	106.1
6.95% Notes, due 2028, net of discount	129.0	118.7
4.25% Notes, due 2013, net of discount	144.0	142.6
1.10% JPY Notes, due 2009, net of discount	107.0	—
Industrial revenue bonds, 5.375%, due 2006	6.5	6.5
Foreign bank loans with a weighted-average interest rate of 3.8% in 2004 and 5.0% in 2003, due 2010	11.3	2.4
Other, with a weighted-average rate of 6.5% in 2004 and 6.3% in 2003, due 2004-2009	0.3	0.4
	513.8	390.7
Amounts due within one year	0.1	0.1
Total long-term debt	$513.7	$390.6

As of December 31, 2004, the aggregate maturities of long-term debt for the succeeding five years are as follows: $0.1 million in 2005, $122.3 million in 2006, $2.3 million in 2007, $3.4 million in 2008, $109.9 million in 2009 and $275.8 million thereafter.

Interest expense was $23.7 million in 2004, compared with $24.3 million in 2003 and $27.4 million in 2002. Interest expense in 2004 and 2003 decreased due to the Company’s use of interest rate swap agreements that effectively change fixed rate debt obligations to floating rate debt obligations, partially offset by higher foreign short-term interest rates. Interest income was $5.2 million in 2004, $4.0 million in 2003 and $2.0 million in 2002.

14.    INCOME TAXES

The components of income tax expense are shown in the following table:

INCOME TAX EXPENSE
(in millions)

	2004	2003	2002
Current income tax expense
Federal	$24.5	$19.5	$35.2
State and local	6.0	5.3	15.0
Foreign	33.1	47.8	15.6
	63.6	72.6	65.8
Deferred income tax expense(benefit)
Federal	(10.5)	17.1	2.0
State and local	(0.8)	(6.0)	(2.9)
Foreign	4.1	(19.5)	1.6
	(7.2)	(8.4)	0.7
Income tax expense	$56.4	$64.2	$66.5

      The foreign portion of earnings before income tax expense was $143.6 million in 2004, $120.1 million in 2003 and $10.1 million in 2002. The decrease in 2002 was primarily due to the Engelhard-CLAL equity investment impairment charge of $57.7 million. Taxes on income of foreign consolidated subsidiaries and affiliates are provided at the tax rates applicable to their respective foreign tax jurisdictions.

The following table sets forth the components of the net deferred tax asset that results from temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes:

NET DEFERRED INCOME TAX ASSET
(in millions)

	2004	2003
Deferred tax assets
Accrued liabilities	$117.5	$187.8
Noncurrent liabilities	59.1	59.4
Unrealized net loss - pension liability	53.5	42.7
Tax credits/attribute carryforward amounts	93.1	89.2
Total deferred tax assets	323.2	379.1
Valuation allowance	(15.8)	(22.6)
Total deferred tax assets, net of valuation allowance	307.4	356.5
Deferred tax liabilities
Prepaid pension expense	(45.7)	(54.2)
Property, plant and equipment	(88.7)	(68.0)
Timing of dealing results	(23.9)	(47.4)
Other assets	(46.7)	(76.7)
Total deferred tax liabilities	(205.0)	(246.3)
Net deferred tax asset	$102.4	$110.2

Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. The Company will establish a valuation allowance if it is more likely than not the deferred tax asset will not be realized. The valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets.

Net current deferred tax assets of $99.1 million and $83.3 million (net of a $1.2 million valuation allowance) at December 31, 2004 and December 31, 2003, respectively, are included in other current assets in the Company’s “Consolidated Balance Sheets.” Net noncurrent deferred tax assets of $3.3 million (net of a $15.8 million valuation allowance) and $26.9 million (net of a $21.4 million valuation allowance) at December 31, 2004 and December 31, 2003, respectively, are included in other intangible and noncurrent assets in the Company’s “Consolidated Balance Sheets.”

At December 31, 2004, the Company had approximately $10.6 million of foreign tax credit carryforwards of which $0.6 million will expire in 2010, $0.4 million will expire in 2011and $9.6 million will expire in 2013.  The Company had a $10.1 million valuation allowance against these foreign tax credits. The Company also had approximately $9.7 million of research and development credits, of which $3.6 million will expire in 2022, $3.3 million will expire in 2023 and $2.8 million will expire in 2024 and approximately $9.9 million of foreign net operating losses of which $0.1 million will expire in 2006, $0.4 million will expire in 2007, $1.2 million will expire in 2008 and $1.4 million will expire in 2009 and $6.8 million will carry forward indefinitely. Minimum tax credit carryforwards at December 31, 2004 totaled approximately $48.3 million and will carry forward indefinitely. At December 31, 2004, the Company also had approximately $315.3 million of state net operating loss carryforwards expiring at various intervals between 2006 and 2023 and approximately $1.3 million of state investment tax credit which will expire in 2006.

A reconciliation of the difference between the Company’s consolidated income tax expense and the expense computed at the federal statutory rate is shown in the following table:

CONSOLIDATED INCOME TAX EXPENSE RECONCILIATION
(in millions)

	2004	2003	2002
Income tax expense at federal statutory rate	$102.2	$105.2	$83.3
State income taxes, net of federal effect	6.4	2.9	7.9
Percentage depletion	(17.3)	(14.6)	(19.5)
Equity earnings	(5.0)	(0.9)	(3.6)
Equity investment impairment with no tax benefit	—	—	20.2
Taxes on foreign income which differ from U.S. statutory rate	12.4	19.9	3.0
Tax credits	(31.7)	(51.7)	(18.7)
Export sales exclusion	(8.1)	(9.7)	(10.5)
Valuation allowance	(6.8)	10.9	5.6
Other items, net	4.3	2.2	(1.2)
Income tax expense	$56.4	$64.2	$66.5

The Company maintains reserves for taxes that may become payable in future years as a result of tax examinations. In 2004, the Company reduced such reserves by $8.0 million resulting from an agreement with the Internal Revenue Service (IRS) relating to the audit of the Company’s tax returns for 1998, 1999 and 2000. Accordingly, the favorable adjustment relating to the agreement with the IRS reduced the Company’s effective tax rate below its normal level for the year.

The Company intends to indefinitely reinvest earnings from certain foreign operations. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $529 million and $494 million at December 31, 2004 and 2003, respectively. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable.

15.    RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has related party transactions with its equity affiliates, including N.E. Chemcat, HDZ, a former subsidiary of Engelhard-CLAL, and Heesung-Engelhard. The Company’s transactions with such entities amounted to: purchases-from of $28.6 million in 2004, $29.0 million in 2003 and $26.0 million in 2002; sales-to of $226.6 million in 2004, $154.5 million in 2003 and $163.4 million in 2002; other income earned-from of $2.7 million in 2004, $2.4 million in 2003 and $5.2 million in 2002 and metal leasing-to of $0.6 million in 2004, $0.6 million in 2003 and $1.1 million in 2002. Net amounts due from such entities totaled $0.6 million at December 31, 2004 and 2003.

Citibank, N.A., a subsidiary of Citigroup Inc., which reports beneficial ownership of more than 5% of the Company’s Common Stock, participated with other lenders in lines of credit available to Engelhard under revolving credit facilities. Citibank’s total commitment is $39,000,000 none of which was drawn in 2004. In 2004, Citibank received an initial fee of $6,000 and annual facility fees of approximately $35,500 for these facilities. The Company uses subsidiaries of Citigroup, as well as other firms, to provide cash management services to Engelhard. Fees to subsidiaries of Citigroup for these services aggregated less than $30,000 in 2004. In addition, Barclays Global Investors, N.A., which reported beneficial ownership of more than 5% of the Company’s Common Stock prior to July 2003, provides certain investment management services to Engelhard’s pension plans. Fees for such services aggregated approximately $156,000 in 2004.

Barclays Bank, plc, an affiliate of Barclays Global Investors, subsidiaries of Citigroup and other firms, engage in foreign exchange and commodities transactions with Engelhard in the ordinary course of business. All of these transactions are negotiated at arm's length as principals in competitive markets. During 2004, foreign exchange transactions with subsidiaries of Citigroup aggregated approximately $57,000,000 and metals transactions with Barclays Bank, plc aggregated approximately $656,000,000. In addition, during 2004, Engelhard provided services in precious metals financing transactions in which subsidiaries of Citigroup and Barclays Bank, plc received funds from third parties. Engelhard received approximately $160,000 in fees from subsidiaries of Citigroup and approximately $1,500 in net revenues from these transactions in which Barclays Bank, plc participated.

Included in the assets held by the Company's pension trusts are approximately 108,000 shares of Citigroup Inc. common stock having a market value of $5.2 million at December 31, 2004. Citigroup paid an annualized dividend of $1.60 per share during 2004. Purchases and sales of this security were not material during the year.

State Street Bank and Trust Company, which reports beneficial ownership of more than 5% of the Company’s Common Stock, provides asset management services for the Company’s domestic pension plans. Plan assets under State Street’s management are $51,721,370 at December 31, 2004. Fees paid by the Company’s pension plan trust totaled $27,635 for the year ended December 31, 2004.

Vanguard Group, an affiliate of Vanguard Windsor Funds, which reports beneficial ownership of more than 5% of the Company’s Common Stock, received $121,260 for administering 401(k) plans for the Company's employees during 2004.

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

The following table sets forth the plans’ funded status:

FUNDED STATUS (in millions)	2004			2003
CHANGE IN PROJECTED BENEFIT OBLIGATION	Domestic	Foreign	Total	Domestic	Foreign	Total
Projected benefit obligation at beginning of year	$496.2	$144.3	$640.5	$441.6	$99.5	$541.1
Service cost	18.7	3.2	21.9	15.6	2.9	18.5
Interest cost	30.2	7.9	38.1	28.6	5.9	34.5
Plan amendments	0.1	—	0.1	3.4	1.2	4.6
Engelhard-CLAL asset distribution	—	—	—	—	21.1	21.1
Employee contributions	—	0.6	0.6	—	0.5	0.5
Actuarial losses	32.3	4.3	36.6	34.2	0.6	34.8
Benefits paid	(30.2)	(6.6)	(36.8)	(27.2)	(4.5)	(31.7)
Foreign exchange	—	11.5	11.5	—	17.1	17.1
Projected benefit obligation at end of year	$547.3	$165.2	$712.5	$496.2	$144.3	$640.5
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$387.9	$125.2	$513.1	$324.2	$81.1	$405.3
Actual gain on plan assets	49.2	11.1	60.3	52.7	6.6	59.3
Employer contribution	14.9	5.1	20.0	38.2	4.3	42.5
Employee contribution	—	0.6	0.6	—	0.5	0.5
Benefits paid	(30.2)	(6.6)	(36.8)	(27.2)	(4.5)	(31.7)
Engelhard-CLAL asset distribution	—	—	—	—	23.2	23.2
Foreign exchange	—	10.2	10.2	—	14.0	14.0
Fair value of plan assets at end of year	$421.8	$145.6	$567.4	$387.9	$125.2	$513.1
Funded status	$(125.5)	$(19.6)	$(145.1)	$(108.3)	$(19.1)	$(127.4)
Unrecognized net actuarial loss	214.5	51.8	266.3	201.5	46.0	247.5
Unrecognized prior service cost	10.1	3.6	13.7	11.8	5.0	16.8
Fourth quarter contribution	—	0.5	0.5	—	0.4	0.4
Prepaid pension asset	$99.1	$36.3	$135.4	$105.0	$32.3	$137.3
Amounts recognized in the consolidated financial statements consist of:
Prepaid benefit cost	$47.7	$36.0	$83.7	$74.3	$33.5	$107.8
Accrued benefit liability	(73.4)	(11.4)	(84.8)	(70.8)	(9.8)	(80.6)
Intangible asset	1.6	3.5	5.1	1.9	3.5	5.4
Accumulated other comprehensive loss	123.2	8.2	131.4	99.6	5.1	104.7
Net amount recognized	$99.1	$36.3	$135.4	$105.0	$32.3	$137.3

The prepaid benefit costs of $83.7 million and $107.8 million at December 31, 2004 and December 31, 2003, respectively, and the intangible asset balances of $5.1 million and $5.4 million at December 31, 2004 and 2003, respectively, are included in other intangible and noncurrent assets in the Company’s “Consolidated Balance Sheets.” The Company recorded a minimum pension liability loss of $26.8 million ($16.0 million after tax) in 2004 and a minimum pension liability gain of $30.2 million ($21.1 million after tax) in 2003. These adjustments were reported in “Accumulated other comprehensive income (loss)” within shareholders’ equity.

Included in the Projected Benefit Obligation is an unfunded liability of $43.6 million related to the Supplemental Retirement Program of Engelhard Corporation (SERP) and a liability of $11.2 million related to an unfunded plan in Germany, which does not have funding requirements or tax benefits. Excluding these two liabilities, the plan would be underfunded by $90.3 million, or 87% funded. The SERP is an unfunded program that provides enhanced benefits for certain executive officers, as well as makes up for the amount that cannot be paid out of the qualified plans due to Internal Revenue Service limitations.

The following table sets forth certain information regarding the Plans benefit obligations (in millions):

	2004			2003
	Domestic	Foreign	Total	Domestic	Foreign	Total
Accumulated Benefit Obligation	$485.9	$150.3	$636.2	$431.0	$131.7	$562.7
Aggregate Projected Benefit Obligation (PBO) for those plans with PBOs in excess of plan assets	466.7	62.2	528.9	411.0	144.3	555.3
Aggregate fair value of assets for those plans with PBOs in excess of plan assets	333.4	41.7	375.1	276.4	125.3	401.7
Aggregate Accumulated Benefit Obligation (ABO) for those plans with ABOs in excess of plan assets	391.1	50.3	441.4	332.6	40.6	373.2
Aggregate fair value of assets for those plans with ABOs in excess of plan assets	317.7	41.7	359.4	262.0	32.8	294.8

The components of net periodic pension expense for all plans are shown in the following table:

NET PERIODIC PENSION EXPENSE
(in millions)

	2004			2003			2002
	Domestic	Foreign	Total	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$18.7	$3.2	$21.9	$15.6	$2.9	$18.5	$13.3	$2.3	$15.6
Interest cost	30.2	7.9	38.1	28.6	5.9	34.5	27.2	5.1	32.3
Expected return on plan assets	(38.8)	(9.5)	(48.3)	(35.6)	(6.7)	(42.3)	(33.4)	(7.7)	(41.1)
Amortization of prior service cost	1.8	1.7	3.5	1.4	0.7	2.1	1.2	0.3	1.5
Amortization of transition asset	—	—	—	—	—	—	—	(0.1)	(0.1)
Recognized actuarial loss	8.7	2.1	10.8	6.4	2.2	8.6	3.0	1.1	4.1
Net periodic pension expense	$20.6	$5.4	$26.0	$16.4	$5.0	$21.4	$11.3	$1.0	$12.3

The Company uses September 30th as the measurement date for pension assets and liabilities. The assumptions chosen to measure the current year’s liabilities are also used to determine the subsequent years’ net periodic pension expense. The following table sets forth the key weighted-average assumptions used in determining the worldwide projected benefit obligation:

	2004		2003		2002
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Discount rate used to determine projected benefit obligation	6.00%	5.49%	6.25%	5.50%	6.75%	5.77%
Discount rate used to determine net periodic pension costs	6.25%	5.50%	6.75%	5.77%	7.50%	6.02%
Rate of compensation increase used to determine projected benefit obligation	3.75%	3.46%	3.75%	3.65%	3.75%	3.83%
Rate of compensation increase used to determine net periodic pension costs	3.75%	3.64%	3.75%	3.84%	4.25%	3.85%
Expected return on plan assets	9.00%	7.00%	9.00%	7.00%	10.00%	8.43%

The Company’s weighted-average asset allocations at December 31, 2004 and 2003 by asset category are as follows:

	2004			2003
	Domestic	Foreign	Total	Domestic	Foreign	Total
Equity Securities	70%	44%	64%	69%	44%	63%
Debt Securities	29%	56%	35%	30%	56%	36%
Other	1%	—	1%	1%	—	1%
	100%	100%	100%	100%	100%	100%

The following benefit payments, which reflect expected future service, are expected to be paid (in millions):

Year(s)	Domestic	Foreign	Total
2005	$27.4	$7.1	$34.5
2006	29.8	7.3	37.1
2007	31.6	7.2	38.8
2008	32.8	7.5	40.3
2009	35.2	7.9	43.1
2010 - 2014	207.6	43.2	250.8

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

- Debt: Fixed income securities issued or guaranteed by the U.S. government, and to a lesser extent by non-U.S. governments, or by their respective agencies and instrumentalities, mortgage backed securities, including collateralized mortgage obligations, corporate debt obligations and dollar-denominated obligations issued in the United States by non-U.S. banks and corporations (Yankee bonds).

In certain circumstances, investment managers are given the authority for the limited use of derivatives. Futures contracts, options on futures and interest rate swaps are occasionally employed in place of direct investment in securities to gain efficient exposure to markets. Derivatives are not used to leverage portfolios.

The Company used a 9% return to calculate its domestic net periodic pension expense in 2004 and will use an 8.9% return to calculate its domestic net periodic pension expense in 2005. This calculation was based on the following:

	Market expected return	Active management expectation	All-in expected return	Portfolio weight
Equity Securities	8.6%	1.0%	9.6%	72%
Debt Securities	6.2%	0.8%	7.0%	28%
Total Domestic Portfolio	8.0%	0.9%	8.9%	100%

The Company used the weighted-average 7% return to calculate its foreign net periodic pension expense in 2004 and will use the weighted-average 7% return to calculate its foreign net periodic pension expense in 2005. This calculation was based on the following:

	Market expected return	Active management expectation	All-in expected return	Portfolio weight
Equity Securities	8.0%	0.5%	8.5%	45.0%
Debt Securities	5.0%	0.4%	5.4%	55.0%
Total Foreign Portfolio	6.5%	0.5%	7.0%	100.0%

The Company expects to contribute approximately $3.0 million to its domestic pension plans and $4.3 million to its foreign pension plans during 2005.

The Company also sponsors three savings plans covering certain salaried and hourly paid employees. The Company’s contributions, which may equal up to 50% of certain employee contributions, were $4.7 million in 2004, $4.6 million in 2003 and $4.3 million in 2002. These amounts were recorded as an expense in the Company’s “Consolidated Statements of Earnings.”

Effective January 1, 2003, the Company Stock Fund of the Salary Deferral Savings Plan of Engelhard Corporation has been designated as an Employee Stock Ownership Plan (ESOP) as permitted under the Internal Revenue Code. Contributions to the plan may be made directly by the employee or as part of the employer matching contributions noted above. Employer contributions are recorded as expense at fair market value in the period in which they are earned. Dividends are paid on these shares to the extent a dividend is declared and paid on the Company's common stock. Dividends are charged to retained earnings when they are declared. As of December 31, 2004, the ESOP held 1,909,895 shares of Company Stock. These shares are considered outstanding for determining basic and diluted earnings per share.

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

The following table sets forth the components of the accrued postretirement and postemployment benefit obligation, all of which are unfunded.

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
(in millions)
	2004	2003
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$159.7	$146.4
Service cost	4.0	3.4
Interest cost	8.6	9.3
Actuarial (gains)losses	(18.8)	12.4
Foreign exchange	0.2	—
Engelhard-CLAL asset distribution	—	0.5
Benefits paid	(12.3)	(12.3)
Benefit obligation at end of year	$141.4	$159.7
Unrecognized net loss	(15.9)	(35.9)
Unrecognized prior service cost	2.9	5.1
Accrued benefit obligation	$128.4	$128.9

The postretirement and postemployment benefit balances of $128.4 million and $128.9 million at December 31, 2004 and December 31, 2003, respectively, are included in other noncurrent liabilities in the Company’s “Consolidated Balance Sheets.”

The components of the net expense for these postretirement and postemployment benefits are shown in the following table:

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
(in millions)

	2004	2003	2002
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$4.0	$3.4	$3.1
Interest cost	8.6	9.3	9.2
Net amortization	(1.1)	(4.9)	(5.8)
Net periodic benefit cost	$11.5	$7.8	$6.5

The weighted-average discount rate used in determining the actuarial present value of the accumulated postretirement and postemployment benefit obligation is 6.0% for 2004 and 6.25% for 2003. The average assumed health care cost trend rate used for 2004 is 5% to 8%. A 1% increase in the assumed health care cost trend rate would have increased aggregate service and interest cost in 2004 by $0.9 million and the accumulated postretirement and postemployment benefit obligation as of December 31, 2004 by $7.1 million. A 1% decrease in the assumed health care cost trend rate would have decreased aggregate service and interest cost in 2004 by $1.4 million and the accumulated postretirement and postemployment benefit obligation as of December 31, 2004 by $12.3 million.

The following benefit payments, which reflect expected future service, are expected to be paid (in millions):

Year(s)	Domestic
2005	$11.5
2006	11.0
2007	10.5
2008	9.9
2009	9.3
2010 - 2014	43.1

    On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). This Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsor of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. After a review of the Company’s plan design, the Company and its consulting actuaries believe the Company’s plan is actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirement Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company revalued the benefit obligation and determined that the reduction in the accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service is $15 million. The Company was able to reduce its net postretirement benefit cost by $1.6 million as a result of the Act

The Company expects the following reimbursements under the subsidy portion of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (in millions):

Year(s)
2005	$—
2006	1.7
2007	1.9
2008	1.9
2009	2.0
2010 - 2014	8.3

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

The weighted-average fair value at date of grant for options granted during 2004, 2003 and 2002 was $9.83, $8.42 and $8.62, respectively. Fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used:

	2004	2003	2002
Dividend yield	1.5%	1.5 - 2.0%	1.4 - 1.8%
Expected volatility	32 - 34%	35 - 36%	36%
Risk-free interest rate	3.5 - 3.9%	3.2 - 3.8%	3.1 - 3.8%
Expected life (years)	6 - 7	6 - 7	5 - 6

Stock option transactions under all plans are as follows:

	2004		2003		2002
	Number of shares	Weighted-average exercise price per share	Number of shares	Weighted-average exercise price per share	Number of shares	Weighted-average exercise price per share
Outstanding at beginning of year	11,013,511	$20.98	11,520,857	$20.34	12,915,835	$19.32
Granted	1,119,856	$28.82	1,351,892	$24.28	1,352,754	$25.61
Forfeited/expired	(120,510)	$16.67	(111,459)	$19.39	(51,129)	$19.56
Exercised	(1,274,703)	$18.42	(1,747,779)	$19.36	(2,696,603)	$18.09
Outstanding at end of year	10,738,154	$22.15	11,013,511	$20.98	11,520,857	$20.34
Exercisable at end of year	7,677,476	$20.50	7,411,637	$19.57	7,777,411	$19.26
Available for future grants	6,481,495		7,579,411		8,951,711

The following table summarizes information about fixed-price options outstanding at December 31, 2004:

		Options outstanding		Options exercisable
Range of exercise prices	Weighted-average remaining contractual life (years)	Number outstanding at 12/31/04	Weighted-average exercise price	Number exercisable at 12/31/04	Weighted-average exercise price
$ 16.83 to 23.88	1-2	1,292,256	$21.36	1,292,256	$21.36
17.34 to 21.69	3-4	2,105,735	18.98	2,105,735	18.98
16.84 to 20.75	5-6	2,435,647	17.97	2,435,647	17.97
22.75 to 28.75	7-8	2,473,062	25.21	1,518,301	25.13
20.47 to 29.99	9-10	2,431,454	26.42	325,537	24.33
		10,738,154	22.15	7,677,476	20.50

The Company’s Key Employee Stock Bonus Plan, as amended (the Bonus Plan) provides for the award of up to 15,187,500 common shares to key employees as compensation for future services, not exceeding 1,518,750 shares in any year (plus any canceled awards or shares available for award but not previously awarded). The Bonus Plan terminates on June 30, 2006. Shares awarded vest in five annual installments, provided the recipient is still employed by the Company on the vesting date. Compensation expense is measured on the date the award is granted and is amortized on a straight-line basis over five years. Shares awarded are considered issued and outstanding at the date of grant and are included in shares outstanding for purposes of computing diluted earnings per share. Employees have both dividend and voting rights on all unvested shares. In 2004, 2003 and 2002, the Company granted 107,260; 149,905 and 158,200 shares to key employees at a fair value of $28.64, $20.47 and $28.11, respectively, per share. Unvested shares were 490,894; 596,670 and 674,930 at December 31, 2004, 2003 and 2002, respectively. Shares available for grant under this plan are 1,242,835 at December 31, 2004.

Compensation expense relating to stock awards was $5.2 million in 2004, $4.7 million in 2003 and $5.0 million in 2002.

The Company has certain deferred compensation arrangements where shares earned under the Engelhard stock bonus plan are deferred and placed in a “Rabbi Trust.” Shares held in the trust are recorded as treasury stock with the corresponding liability recorded as a credit within shareholders’ equity. At December 31, 2004 and 2003, the Rabbi Trust held 513,518 and 455,876 shares, respectively, of Engelhard Corporation Common Stock. The value of the Rabbi Trust at historical cost was $12.2 million and $10.4 million at December 31, 2004 and 2003, respectively.

18.    EARNINGS PER SHARE

SFAS No. 128, “Earnings Per Share” specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share (EPS). The following table represents the computation of basic and diluted EPS as required by SFAS No. 128:

EARNINGS PER SHARE COMPUTATIONS
Year ended December 31
(in millions, except per-share data)

	2004	2003	2002
BASIC EPS COMPUTATION
Net income applicable to common shares	$235.5	$234.2	$171.4
Average number of shares outstanding-basic	123.2	125.4	128.1
Basic earnings per share	$1.91	$1.87	$1.34
DILUTED EPS COMPUTATION
Net income applicable to common shares	$235.5	$234.2	$171.4
Average number of shares outstanding-basic	123.2	125.4	128.1
Effect of dilutive stock options and other incentives	2.2	1.9	2.4
Total number of shares outstanding-diluted	125.4	127.3	130.5
Diluted earnings per share	$1.88	$1.84	$1.31

Options to purchase additional shares of common stock of 551,084 (at a price range of $29.36 to $29.99), 1,820,004 (at a price range of $26.90 to $29.99) and 1,282,641 (at a price range of $26.90 to $28.75) were outstanding at the end of 2004, 2003 and 2002, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average annual market price of the common shares.

19.    BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

The Company has four reportable business segments: Environmental Technologies, Process Technologies, Appearance and Performance Technologies and Materials Services.

The Environmental Technologies segment, located principally in the United States, Europe, South Africa, Brazil and Asia, markets cost-effective compliance with environmental regulations, enabled by sophisticated emission-control technologies and systems. The segment also provides high-value material products made principally from platinum group metals, as well as thermal spray and coating technologies.

The Process Technologies segment, located principally in the United States and Europe, enables customers to make their processes more productive, efficient, environmentally sound and safer through the supply of advanced chemical-process catalysts, additives and sorbents.

The Appearance and Performance Technologies segment, located principally in the United States, South Korea, China and Finland, provides pigments, effect materials, personal care and performance additives that enable its customers to market enhanced image and functionality in their products. This segment serves a broad array of end markets, including coatings, plastics, cosmetics and personal care, automotive, construction and paper. The segment’s products help customers improve the look, performance and overall cost of their products. In addition, the segment is the internal supply source of precursors for most of the Company’s advanced petroleum-refining catalysts.

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

Within the “All Other” category, sales to external customers and operating earnings (losses) are derived primarily from the Ventures business. The sale of precious metals accounted for under the LIFO method, royalty income, results from the Strategic Technologies group and other miscellaneous income and expense items not related to the reportable segments are included in the “All Other” category.

The majority of Corporate operating expenses have been charged to the segments on either a direct-service basis or as part of a general allocation. Environmental Technologies and, to a much lesser extent, Process Technologies, utilize metal in their factories in excess of that provided by customers. This metal is provided by Materials Services.

The following table presents certain data by business segment:

BUSINESS SEGMENT INFORMATION
(in millions)

	Environmental Technologies	Process Technologies	Appearance and Performance Technologies	Materials Services	Reportable Segments Subtotal	All Other	Total
2004
Net sales to external customers	$899.2	$615.2	$690.2	$1,909.4	$4,114.0	$52.4	$4,166.4
Operating earnings (loss)	136.6	87.3	68.5	15.8	308.2	(a)(34.7)	273.5
Special charge (credit), net	(0.2)	—	6.6	—	6.4	(1.1)	5.3
Interest income	—	—	—	—	—	5.2	5.2
Interest expense	—	—	—	—	—	23.7	23.7
Depreciation, depletion and amortization	31.2	26.7	49.8	2.3	110.0	18.7	128.7
Equity in earnings of affiliates	14.1	0.3	—	—	14.4	23.2	37.6
Income taxes	—	—	—	—	—	56.4	56.4
Total assets	620.0	648.7	830.9	487.8	2,587.4	591.2	3,178.6
Equity investments	65.5	—	—	—	65.5	111.5	177.0
Capital expenditures	31.9	38.7	27.6	2.7	100.9	22.3	123.2
2003
Net sales to external customers	$831.4	$569.2	$653.8	$1,608.3	$3,662.7	$51.8	$3,714.5
Operating earnings (loss)	119.3	95.9	69.5	10.1	294.8	(a) (13.2)	281.6
Special charge (credit), net	5.2	2.6	7.8	—	15.6	(27.6)	(12.0)
Interest income	—	—	—	—	—	4.0	4.0
Interest expense	—	—	—	—	—	24.3	24.3
Depreciation, depletion and amortization	31.3	26.0	49.1	1.9	108.3	19.4	127.7
Equity in earnings of affiliates	12.0	—	—	—	12.0	27.4	39.4
Income taxes	—	—	—	—	—	64.2	64.2
Total assets	589.1	614.3	783.0	369.5	2,355.9	577.1	2,933.0
Equity investments	49.6	—	—	—	49.6	102.9	152.5
Capital expenditures	23.1	29.5	30.6	7.0	90.2	23.4	113.6
2002
Net sales to external customers	$680.4	$538.8	$650.8	$1,836.0	$3,706.0	$47.6	$3,753.6
Operating earnings (loss)	109.2	93.0	87.1	52.7	342.0	(a) (30.5)	311.5
Special charge (credit), net	3.1	—	—	(11.0)	(7.9)	—	(7.9)
Interest income	—	—	—	—	—	2.0	2.0
Interest expense	—	—	—	—	—	27.4	27.4
Depreciation, depletion and amortization	27.0	24.0	46.0	2.3	99.3	14.3	113.6
Equity in earnings of affiliates	8.2	—	—	—	8.2	8.0	16.2
Equity investment impairment	—	—	—	—	—	57.7	57.7
Income taxes	—	—	—	—	—	66.5	66.5
Total assets	595.2	572.4	795.3	641.2	2,604.1	416.6	3,020.7
Equity investments	31.5	—	—	—	31.5	101.3	132.8
Capital expenditures	40.2	18.4	29.4	5.2	93.2	20.1	113.3

(a)	Includes pretax gains on the sale of certain precious metals accounted for under the LIFO method of $2.6 million in 2004, $5.2 million in 2003 and $5.1 million in 2002.

      The following table presents certain data by geographic area:

GEOGRAPHIC AREA DATA
(in millions)

	2004	2003	2002
Net sales to external customers:
United States	$1,993.5	$1,860.4	$2,010.4
International	2,172.9	1,854.1	1,743.2
Total consolidated net sales to external customers	$4,166.4	$3,714.5	$3,753.6
Long-lived assets:
United States	$1,170.4	$1,098.4	$1,089.3
International	288.1	255.1	216.5
Total long-lived assets	$1,458.5	$1,353.5	$1,305.8

The Company’s international sales are predominantly to customers in Europe.

The following table reconciles segment operating earnings with earnings before income taxes as shown in the Company’s “Consolidated Statements of Earnings”:

SEGMENT RECONCILIATIONS
(in millions)

	2004	2003	2002
Net sales to external customers:
Net sales for reportable segments	$4,114.0	$3,662.7	$3,706.0
Net sales for other business units	50.3	43.5	35.0
All other	2.1	8.3	12.6
Total consolidated net sales to external customers	$4,166.4	$3,714.5	$3,753.6
Earnings before income taxes:
Operating earnings for reportable segments	$308.2	$294.8	$342.0
Operating earnings (loss) for other business units	3.2	—	0.4
Other operating loss - Corporate	(37.9)	(13.2)	(30.9)
Total operating earnings	$273.5	$281.6	$311.5
Interest income	5.2	4.0	2.0
Interest expense	(23.7)	(24.3)	(27.4)
Equity in earnings of affiliates	37.6	39.4	16.2
Equity investment impairment	—	—	(57.7)
Loss on investment	(0.7)	—	(6.7)
Earnings before income taxes	$291.9	$300.7	$237.9
Total assets:
Total assets for reportable segments	$2,587.4	$2,355.9	$2,604.1
Assets for other business units	38.3	38.4	30.3
All other	552.9	538.7	386.3
Total consolidated assets	$3,178.6	$2,933.0	$3,020.7
Equity investments for reportable segments	$65.5	$49.6	$31.5
Equity investments - All other	111.5	102.9	101.3
Other investments not carried on the equity method	2.1	6.2	4.0
Total investments	$179.1	$158.7	$136.8

An unaffiliated customer of the Environmental Technologies and Materials Services segments accounted for approximately $625 million of the Company’s net sales in 2002. No customer accounted for more than 10% of the Company’s net sales in 2004 or 2003.

20.    LEASE COMMITMENTS

The Company rents real property and equipment under long-term operating leases. Rent expense and sublease income for all operating leases are summarized as follows:

(in millions)	2004	2003	2002
Rents paid	$33.9	$36.2	$35.2
Less: sublease income	(1.2)	(1.2)	(1.1)
Rent expense, net	$32.7	$35.0	$34.1

Future minimum rent payments at December 31, 2004, required under noncancellable operating leases, having initial or remaining lease terms in excess of one year, are as follows:

(in millions)
2005	$22.4
2006	17.2
2007	14.8
2008	13.5
2009	12.5
Thereafter	59.0
Total minimum lease payments	139.4
Less: minimum sublease income	(2.4)
Net minimum lease payments	$137.0

In 2000, the Company entered into a sale-leaseback transaction for $97.3 million for machinery and equipment that is used in the Process Technologies segment. The term of this operating lease is five years. The Company renewed this lease in January 2005. In 1998, the Company entered into a sale-leaseback transaction for $67.2 million for property that serves as the principal executive and administrative offices of the Company and its operating businesses. The term of this operating lease is 20 years.

21.    ENVIRONMENTAL COSTS

With the oversight of environmental agencies, the Company is currently preparing, has under review, or is implementing environmental investigations and cleanup plans at several currently or formerly owned and/or operated sites, including Plainville, Massachusetts. The Company continues to investigate and remediate contamination at Plainville under a 1993 agreement with the United States Environmental Protection Agency (EPA). The Company continues to address decommissioning issues at Plainville under authority delegated by the Nuclear Regulatory Commission to the Commonwealth of Massachusetts.

In addition, as of December 31, 2004, 13 sites have been identified at which the Company believes liability as a potentially responsible party is probable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination and natural resource damages resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund imposes strict, joint and several liability under certain circumstances. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de-minimis contributor of hazardous substances at a number of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances, discovery of new information or natural resource damages, the Company has settled a number of other cleanup proceedings. The

Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

The accruals for environmental cleanup-related costs reported in the consolidated balance sheets at December 31, 2004 and 2003 were $19.1 million and $19.3 million, respectively, including $0.1 million at December 31, 2004 and 2003 for Superfund sites. These amounts represent those undiscounted costs that the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company’s accrual represents approximately 37% of what it believes are the reasonably possible environmental cleanup-related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

Cash payments for environmental cleanup-related matters were $1.3 million in 2004 and $1.8 million in each of 2003 and 2002. In 2003, the Company recognized a $2.0 million liability for a facility in France.

For the past three-year period, environmental-related capital projects have averaged less than 10% of the Company’s total capital expenditure programs, and the expense of environmental compliance (e.g., environmental testing, permits, consultants and in-house staff) was not material.

There can be no assurances that environmental laws and regulations will not change or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and current environmental laws and regulations, cash payments for environmental cleanup-related matters are projected to be $1.4 million for 2005, which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. While it is not possible to predict with certainty, management believes environmental cleanup-related reserves at December 31, 2004 are reasonable and adequate, and environmental matters are not expected to have a material adverse effect on financial condition. However, if these matters are resolved in a manner different from the estimates, they could have a material adverse effect on the Company’s operating results or cash flows.

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

23.    COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income(loss) are as follows:

(in millions)	Cash flow derivative adjustment, net of tax	Foreign currency translation adjustment	Minimum pension liability adjustment, net of tax	Investment adjustment, net of tax	Total accumulated other comprehensive income(loss)
Balance at December 31, 2001	$(4.6)	$(102.0)	$(25.4)	$—	$(132.0)
Period change	4.4	70.3	(57.7)	(0.2)	16.8
Balance at December 31, 2002	(0.2)	(31.7)	(83.1)	(0.2)	(115.2)
Period change	(0.1)	77.8	21.1	0.5	99.3
Balance at December 31, 2003	(0.3)	46.1	(62.0)	0.3	(15.9)
Period change	(1.5)	38.7	(16.0)	(0.3)	20.9
Balance at December 31, 2004	$(1.8)	$84.8	$(78.0)	$—	$5.0

The foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. entities.

24.    SUPPLEMENTAL INFORMATION

The following table presents certain supplementary information to the Company’s “Consolidated Statements of Cash Flows”:

SUPPLEMENTARY CASH FLOW INFORMATION
(in millions)

	2004	2003	2002
Cash paid during the year for:
Interest	$26.9	$25.9	$28.1
Income taxes	55.9	46.2	31.4
Materials Services related:
Change in assets and liabilities - source(use):
Receivables	$(2.7)	$11.8	$(4.5)
Committed metal positions	(144.8)	341.8	(25.3)
Inventories	0.3	0.8	(1.0)
Other current assets	0.1	(0.2)	16.4
Other noncurrent assets	—	—	0.2
Accounts payable	124.1	4.6	11.8
Hedged metal obligations	(8.6)	(225.0)	3.8
Other current liabilities	—	(26.2)	(27.7)
Net cash flows from changes in assets and liabilities	$(31.6)	$107.6	$(26.3)

All Other:
Change in assets and liabilities - source(use):
Receivables	$9.3	$(8.1)	$7.7
Inventories	(2.4)	1.9	(7.4)
Other current assets	(3.9)	4.4	(0.9)
Other noncurrent assets	7.4	(29.6)	6.0
Accounts payable	(7.5)	(23.4)	27.9
Other current liabilities	(14.5)	0.4	(7.1)
Noncurrent liabilities	17.7	5.7	(30.9)
Net cash flows from changes in assets and liabilities	$6.1	$(48.7)	$(4.7)

The above changes in assets and liabilities exclude the impact of foreign currency changes on existing balances. Changes in foreign currency accounts are translated at appropriate average rates.

The following tables present certain supplementary information to the Company’s “Consolidated Balance Sheets”:

SUPPLEMENTARY BALANCE SHEET INFORMATION
Other current assets
(in millions)

	2004	2003
Prepaid insurance	$9.3	$10.4
Current deferred taxes	99.1	83.0
Other	27.2	19.3
Other current assets	$135.6	$112.7

Other current liabilities (in millions)
	2004	2003
Income taxes payable	$39.3	$71.3
Payroll-related accruals	73.1	68.3
Deferred revenue	3.1	5.6
Interest payable	6.7	6.4
Restructuring reserves	1.9	2.3
Product warranty reserves	8.7	10.0
Fair value derivative instruments	7.3	11.1
Accrued professional fees	5.2	5.6
Accrued insurance expense	3.8	1.1
Other	99.8	105.2
Other current liabilities	$248.9	$286.9

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Engelhard Corporation

We have audited the accompanying consolidated balance sheets of Engelhard Corporation as of December 31, 2004 and 2003, and the related consolidated statements of earnings, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Engelhard Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Engelhard Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2005 expressed an unqualified opinion thereon.

As described in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“Statement”) No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003.

/s/ Ernst & Young LLP
MetroPark, New Jersey
March 7, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Engelhard Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Engelhard Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Engelhard Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Engelhard Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Engelhard Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Engelhard Corporation and our report dated March 7, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey
March 7, 2005

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
($ in millions, except per-share amounts)

	First quarter	Second quarter	Third quarter	Fourth quarter
2004
Net sales	$1,040.0	$1,107.8	$1,002.0	$1,016.4
Gross profit	159.4	169.7	168.9	171.8
Earnings before income taxes and cumulative effect of a change in accounting principle	64.5	76.9	75.7	74.7
Net earnings	50.3	68.0	59.1	58.1
Basic earnings per share	0.41	0.55	0.48	0.48
Diluted earnings per share	0.40	0.54	0.47	0.47

2003
Net sales	$830.4	$929.4	$915.4	$1,039.3
Gross profit	149.6	162.9	154.1	167.5
Earnings before income taxes and cumulative effect of a change in accounting principle	77.3	69.5	75.1	78.8
Net earnings	56.7	54.0	59.8	63.7
Basic earnings per share before cumulative effect of a change in accounting principle	0.46	0.43	0.48	0.51
Diluted earnings per share before cumulative effect of a change in accounting principle	0.46	0.43	0.47	0.50
Basic earnings per share	0.44	0.43	0.48	0.51
Diluted earnings per share	0.44	0.43	0.47	0.50

Results in the second quarter 2004 include a tax provision benefit of $8.0 million resulting from an agreement reached with the Internal Revenue Service with respect to the Company’s tax returns for 1998 through 2000.

Results in the fourth quarter 2004 include a charge of $6.6 million ($4.1 million after tax) resulting from the consolidation of certain manufacturing operations to improve efficiency and a credit of $1.3 million ($0.8 million after tax) related to the reversal of prior year special charges accruals (see Note 6, “Special Charges and Credits,” for further detail).

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this annual report were effective to provide reasonable assurance that material information related to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings would be communicated to them on a timely basis. There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no significant changes in the Company’s internal control over financial reporting which could significantly affect internal control over financial reporting subsequent to the date the Company carried out its evaluation.

The Company’s management, including the CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the reality that judgments and estimates can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of December 31, 2004, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B. OTHER INFORMATION

      On March 7, 2005, the Company entered into a new five-year credit agreement with a syndicate of banks providing for revolving loans and letters of credit for working capital and general corporate purposes.  In connection with entering into the new credit agreement, the Company terminated its existing five-year credit agreement and 364-day credit agreement.  (See Exhibit (10)(ee)).

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors -

Information concerning directors of the Company is included under the caption “Election of Directors,” “Information with Respect to Nominees and Directors Whose Terms Continue,” “Share Ownership of Directors and Officers,” and “Corporate Governance” in the Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

(b) Executive Officers - See information of Executive Officers under item 4A on page 9.

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

ITEM 11.    EXECUTIVE COMPENSATION

Information concerning executive compensation is included under the captions “Executive Compensation and Other Information,” “Pension Plans,” “Employment Contracts, Termination of Employment and Change in Control Arrangements” and the “Performance Graph” of the Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information concerning security ownership of certain beneficial owners and management is included under the captions “Information as to Certain Shareholders” and “Share Ownership of Directors and Officers” of the Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2004

We have seven plans approved by shareholders: The Engelhard Corporation Stock Option Plan of 1991, the Engelhard Corporation 2002 Long Term Incentive Compensation Plan, the Engelhard Corporation Directors Stock Option Plan, the Key Employee Stock Bonus Plan of Engelhard Corporation, the Engelhard Corporation Deferred Stock Plan for Non-Employee Directors, the Stock Bonus Plan for Non-Employee Directors of Engelhard Corporation and the Deferred Compensation Plan for Directors of Engelhard Corporation.

We have one plan that did not require approval by shareholders: The Engelhard Corporation Stock Option Plan of 1999.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	7,352,337 (2)	$21.46	6,637,539	(3)(4)

Equity compensation plans not approved by security holders (5)	3,563,843	$23.55	1,225,083

Total	10,916,180	$22.15	7,862,622

(1)
The weighted-average exercise price of outstanding options, warrants and rights excludes phantom stock units discussed in item (2) below. These shares have already been earned by the participant and as such have no exercise price.

(2)
Includes 74,334 phantom stock units granted under the Deferred Stock Plan for Non-Employee Directors. This also includes 103,692 phantom stock units granted under the Deferred Compensation Plan for Directors.

(3)
Includes a combined 1,280,063 shares available under the Key Employee Stock Bonus Plan and the Stock Bonus Plan for Non-Employee Directors, both of which are restricted share programs. In addition, includes 92,796 phantom stock units available for grant under the Engelhard Corporation Deferred Stock Plan for Non-Employee Directors. The Engelhard Corporation 2002 Long Term Incentive Compensation Plan permits the issuance of up to 500,000 restricted shares, restricted share units, performance shares, performance units and other share-based awards.

(4)
The Deferred Compensation Plan for Directors of Engelhard Corporation permits non-employee directors to defer director fees. The deferred fees may at the election of the director be applied towards the purchase of deferred stock units based on a then current market price of the Company’s common stock. The directors make an irrevocable election as to the timing of when these deferred stock units will be converted into shares of the Company’s common stock. This plan, although approved by shareholders, did not provide a maximum number of shares to be issued under the plan. The Company filed a registration statement during 1991 under the Securities Act of 1933, as amended, which registered 168,750 shares (adjusted for stock splits). As of December 31, 2004, 142,012 shares have been used against this registration leaving 26,738 available for future issuance. This amount is included in the shares available for future issuance in column c above.

(5)
The Engelhard Corporation Stock Option Plan of 1999 was approved by the Company’s Board of Directors on December 16, 1999. This plan, as amended, reserved up to 5,500,000 shares of the Company’s common stock for issuance under the plan to key employees (excluding elected officers). Options granted are nonqualified stock options and the grant price is the fair market value of the Company’s stock on the date of grant. Options vest in equal installments over a four-year period. Options expire no later than the 10th anniversary from the date of grant. No option may be granted under the plan after December 16, 2009. Options outstanding under this plan are 3,563,843 as of December 31, 2004

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain transactions is included under the caption “Certain Transactions” of the Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning certain transactions is included under the caption “Independent Registered Public Accounting Firm” of the Proxy Statement for the 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits			Pages

(a)	(1)	Financial Statements and Schedules
		Reports of Independent Auditors	75-76
		Consolidated Statements of Earnings for each of the three years in the period ended December 31, 2004	36
		Consolidated Balance Sheets at December 31, 2004 and 2003	37
		Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2004	38
		Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2004	39
		Notes to Consolidated Financial Statements	40-74
	(2)	Financial Statement Schedules

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

			*

* Incorporated by reference as indicated.

Exhibits			Pages

(3)	(f)	Composite By-Laws of the Company as amended through October 2002 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 7, 2004).	*
(10)	(a)
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

*
(10)	(c)	Employment Agreement for Barry W. Perry, effective August 2, 2001 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001).	*
(10)	(d)	Amendment to Employment Agreement for Barry W. Perry, effective February 13, 2002 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 21, 2002).	*
(10)	(e)	Amendment to Employment Agreement for Barry W. Perry, effective February 3, 2005 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 3, 2005).	*
(10)	(f)	2004 Share Performance Incentive Plan for Barry W. Perry, effective February 12, 2004 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 11, 2004).	*
(10)	(g)	Engelhard Corporation Form of Change in Control Agreement (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on May 8, 2003).	*
(10)	(h)
Engelhard Corporation Annual Restricted Cash Incentive Compensation Plan, effective as of December 15, 2000 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 30, 2001).

*
(10)	(i)	Engelhard Corporation 2002 Long Term Incentive Plan, effective May 2, 2002 (incorporated by reference to the 2001 Proxy Statement filed with the Securities and Exchange Commission on March 26, 2002).	*
(10)	(j)
Engelhard Corporation Stock Option Plan of 1991 - conformed copy includes amendments through March 2002 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).

*
(10)	(k)
Engelhard Corporation Stock Option Plan of 1999 for Certain Key Employees (Non Section 16(b) Officers), effective February 1, 2001 - conformed copy includes amendments through March 2001 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).

*

* Incorporated by reference as indicated.

Exhibits			Pages

(10)	(l)
Deferred Compensation Plan for Key Employees of Engelhard Corporation, effective August 1, 1985 - conformed copy includes amendments through October 2001 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).

*
(10)	(m)
Deferred Compensation Plan for Directors of Engelhard Corporation, as restated as of May 7, 1987 - conformed copy includes amendments through December 2002 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).

*
(10)	(n)
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

*
(10)	(p)	Amendment to Key Employees Stock Bonus Plan of Engelhard Corporation Employees (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 8, 2004).	*
(10)	(q)
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

*
(10)	(t)
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

*
(10)	(v)	Supplemental Retirement Trust Agreement, effective April 2002 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).	*

* Incorporated by reference as indicated.

Exhibits			Pages

(10)	(w)
Engelhard Corporation Directors Stock Option Plan as amended and restated, effective May 4, 1995 - conformed copy includes amendments through March 2001 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).

*
(10)	(x)
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

*
(10)	(aa)
Form of Stock Option Agreement used pursuant to the Engelhard Corporation Stock Option Plan of 1999 for Certain Key Employees (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 6, 2004).

*
(10)	(bb)
Form of Stock Option Agreement used pursuant to the Engelhard Corporation 2002 Long Term Incentive Plan (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 6, 2004).

*
(10)	(cc)
Form of Restricted Share Unit Agreement used pursuant to the Engelhard Corporation 2002 Long Term Incentive Plan Employees (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 6, 2004).

*
(10)	(dd)	Summary of the Compensation of Non-Employee Directors of Engelhard Corporation.	90
(10)	(ee)	Five-Year Credit Agreement, dated as of March 7, 2005.	91-140
(12)		Computation of the Ratio of Earnings to Fixed Charges.	141
(21)		Subsidiaries of the Registrant.	142-143
(23)		Consent of Independent Auditors.	144
(24)		Powers of Attorney.	145-150
(31)(a)		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	151
(31)(b)		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	152

* Incorporated by reference as indicated.

Exhibits		Pages

(32)	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. This certification accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.	153

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Iselin, New Jersey on the 11th day of March 2005.

Engelhard Corporation

Registrant

/s/Barry W. Perry

Barry W. Perry
(Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry W. Perry Barry W. Perry	Chairman and Chief Executive Officer & Director (Principal Executive Officer)	March 11, 2005

/s/ Michael A. Sperduto Michael A. Sperduto	Vice President and Chief Financial Officer (Principal Financial Officer)	March 11, 2005

/s/ Alan J. Shaw Alan J. Shaw	Controller (Principal Accounting Officer)	March 11, 2005

* Marion H. Antonini	Director	March 11, 2005

* David L. Burner	Director	March 11, 2005

* James V. Napier	Director	March 11, 2005

* Norma T. Pace	Director	March 11, 2005

* Henry R. Slack	Director	March 11, 2005

Signature	Title	Date

* Douglas G. Watson	Director	March 11, 2005

*
By this signature below, Arthur A. Dornbusch, II has signed this Form 10-K as attorney-in-fact for each person indicated by an asterisk pursuant to duly executed powers of attorney filed with the Securities and Exchange Commission included herein as Exhibit 24.

/s/ Arthur A. Dornbusch, II Arthur A. Dornbusch, II	March 11, 2005

EXHIBIT (10)(dd)

Summary of the Compensation of Non-Employee Directors of
Engelhard Corporation

Set forth below is a summary of the compensation provided to directors who are not officers or employees of the company (“Non-employee Directors”). Directors who are also officers or employees of the Company do not receive any compensation for duties performed as Directors.

Retainers:
•	Board Retainer: Each Non-employee Director receives an annual retainer of $50,000.
•	Meeting Attendance Fee: Each Non-employee Director receives a fee of $1,500 for each Board of Directors or Committee meeting attended.
•
Committee Chair Retainer: The Chairman of the Audit Committee and the Chairman of the Compensation Committee receives an additional annual retainer of $10,000 while the Chairman of each of the other Committees of the Board of Directors receive an additional annual retainer of $7,500.

•	Committee Retainer: Each Non-employee Director receives an annual retainer of $5,000 per each Committee on which he/she serves.

Deferred Stock Plan: In accordance with the Company’s Deferred Stock Plan for Non-Employee Directors, each Non-employee Director is credited with $20,000 worth of deferred stock units, each of which evidences the right to receive a share of Common Stock of the Company upon the Director’s termination of service.

Stock Bonus Plan: Pursuant to the Company’s Directors Stock Bonus Plan for Non-Employee Directors, each person who becomes a Non-employee Director prior to June 30, 2006 shall be awarded 7,593 shares of the Company’s Common Stock effective as of such person’s election to the Board of Directors. Non-employee Directors are entitled to receive cash dividends on and to vote shares which are the subject of an award prior to their distribution or forfeiture. Upon termination of the Director’s service as a Non-employee Director, the Director shall be entitled, in the discretion of the committee formed to administer the Directors Stock Bonus Plan, to receive the shares awarded to such Director which have tentatively vested up to the date of such termination of service.

Stock Option Grants: Pursuant to the Company’s Stock Option Plan, each Non-employee Director in office on the date of the regular meeting of the Board of Directors in December of each year will automatically be granted an option to purchase 3,000 shares of Common Stock with an exercise price equal to the fair market value of such shares at the date of grant. Each option becomes exercisable in four equal installments, commencing on the first anniversary of the date of grant and annually thereafter. Each option terminates on the tenth anniversary of the date of grant.

Deferred Compensation Plan: Pursant to the Company’s Deferred Compensation Plan for Directors, Non-employee Directors may elect to defer payment of all or a designated portion of their compensation for services as a Director into a cash or stock account.

EXHIBIT (10)(ee)

FIVE YEAR CREDIT AGREEMENT

Dated as of March 7, 2005

among

ENGELHARD CORPORATION

The Lenders Party Hereto

and

JPMORGAN CHASE BANK, N.A.
as Administrative Agent

J.P. MORGAN SECURITIES INC.,
as Lead Arranger and Book Manager

ABN-AMRO BANK N.V. and
BANK OF AMERICA, N.A.,
as Syndication Agents

BANK OF TOKYO-MITSUBISHI TRUST COMPANY and
MELLON BANK N.A.,
as Documentation Agents

    FIVE YEAR CREDIT AGREEMENT dated as of March 7, 2005, among ENGELHARD CORPORATION, a corporation duly organized and validly existing under the laws of the State of Delaware (the “Company”), the LENDERS party hereto and JPMORGAN CHASE BANK, N.A., as Swingline Lender and Administrative Agent.

       The Company has requested that (i) the Lenders make loans to it in an aggregate principal amount not exceeding $800,000,000 (as the same may be reduced by the Lenders’ LC Exposure resulting from Letters of Credit issued as described in clause (ii) below, or pursuant to Section 2.05(b) hereof or increased pursuant to Section 2.11 hereof) at any one time outstanding by way of Syndicated Loans (which may be Eurodollar Loans or Base Rate Loans) and/or pursuant to a competitive bid option providing for Competitive Bid Loans (which may be LIBOR Bid Loans or Absolute Rate Loans), (ii) the Issuing Banks issue Letters of Credit, as such terms are defined below, in amounts resulting in an LC Exposure not to exceed $75,000,000, and (iii) the Swingline Lender make Swingline Loans in amounts not to exceed $100,000,000, as such terms are defined below, and the Lenders, the Issuing Banks and the Swingline Lender are prepared to make such loans and issue such Letters of Credit upon and subject to the terms and conditions hereof. Accordingly, the parties hereto agree as follows:

ARTICLE I

Definitions and Accounting Matters.

SECTION 1.01.  Certain Defined Terms. As used herein, the following terms shall have the following meanings (all terms defined in this Section 1.01 or in other provisions of this Agreement in the singular to have the same meanings when used in the plural and vice versa):

“Absolute Rate” shall have the meaning assigned to such term in Section 2.03(c)(ii)(D) hereof.

“Absolute Rate Auction” shall mean a solicitation of Competitive Bid Quotes setting forth Absolute Rates pursuant to Section 2.03 hereof.

            “Absolute Rate Loans” shall mean Competitive Bid Loans, the interest rates on which are determined on the basis of Absolute Rates pursuant to an Absolute Rate Auction.

                                “Administrative Agent” means JPMorgan Chase Bank, N.A. in its capacity as administrative agent for the Lenders hereunder, or any successor administrative agent appointed in accordance with Article X.

                                “Administrative Questionnaire” shall mean an Administrative Questionnaire in a form supplied by the Administrative Agent.

                                “Affiliate” means, with respect to a specified Person, another Person that directly, or indirectly through one or more intermediaries, Controls or is Controlled by or is under common Control with the Person specified

                                “Applicable Facility Fee Rate”, “Applicable Margin” and “Applicable Utilization Fee Rate” shall mean, during any period when any of the Rating Groups specified below is in effect, the percentage set forth below opposite the reference to such fee or to the relevant Type of Syndicated Loan:

	Applicable Facility Fee Rate	Applicable Margin	Applicable Utilization Fee Rate

Rating Group I	0.070%	0.180%	0.050%

Rating Group II	0.080%	0.220%	0.075%

Rating Group III	0.110%	0.290%	0.100%

Rating Group IV	0.150%	0.350%	0.125%

Rating Group V	0.200%	0.425%	0.125%

            Any change in the Applicable Facility Fee Rate, the Applicable Margin or the Applicable Utilization Fee Rate by reason of a change in the Moody’s Rating or the Standard & Poor’s Rating (or a Substitute Rating) shall become effective on the date of announcement or publication by the respective Rating Agency of a change in such Rating or, in the absence of such announcement or publication, on the effective date of such changed rating.

            “Applicable Percentage” shall mean, with respect to any Lender, the percentage of the total Commitments represented by such Lender’s Commitment. If the Commitments have terminated or expired, the Applicable Percentages shall be determined based upon the Commitments most recently in effect, giving effect to any assignments.

            “Assignment and Assumption” shall mean an agreement in the form of Exhibit E hereto.

            “Base Rate” shall mean, for any day, a rate per annum equal to the higher of (a) the Federal Funds Rate for such day plus 1/2 of 1% and (b) the Prime Rate for such day. Each change in any interest rate provided for herein based upon the Base Rate resulting from a change in the Base Rate shall take effect at the time of such change in the Base Rate.

            “Base Rate Loans” shall mean Syndicated Loans that bear interest at rates based upon the Base Rate.

            “Business Day” shall mean any day (a) on which commercial banks are not authorized or required to close in New York City and (b) if such day relates to the giving of notices or quotes in connection with a LIBOR Auction or to a borrowing of, a payment or prepayment of principal of or interest on, or a Conversion of or into, or an Interest Period for, a Eurodollar Loan or a LIBOR Bid Loan or a notice by the Company with respect to any such borrowing, payment, prepayment, Conversion or Interest Period, that is also a day on which dealings in Dollar deposits are carried out in the London interbank market.

            “Change in Control” shall have the meaning assigned to such term in paragraph (j) of Article 9 hereof.

            “Class” shall have the meaning assigned to such term in Section 1.03 hereof.

            “Closing Date” shall mean the date hereof.

            “Code” shall mean the Internal Revenue Code of 1986, as amended from time to time.

            “Commitment” shall mean, as to each Lender, the obligation of such Lender to (a) make Syndicated Loans pursuant to Section 2.01 hereof, and (b) to acquire participations in Letters of Credit pursuant to Section 2.13 hereof, in an aggregate principal amount at any one time outstanding up to but not exceeding the amount set opposite the name of such Lender on Schedule I hereof under the caption “Commitment” or, in the case of a Person that becomes a Lender pursuant to an assignment permitted under Section 11.06(b) hereof, as specified in the respective instrument of assignment pursuant to which such assignment is effected or, in the case of a Person that becomes a Lender pursuant to Section 2.11 hereof, as reflected in the respective instrument pursuant to which such Person agrees to become a Lender hereunder (in each case, as the same may be reduced at any time or from time to time pursuant to Section 2.05 or 11.06 hereof or increased pursuant to Section 2.11 or 5.06 hereof).

            “Competitive Bid Borrowing” shall have the meaning assigned to such term in Section 2.03(b) hereof.

            “Competitive Bid Loans” shall mean the loans provided for by Section 2.03 hereof.

            “Competitive Bid Note” shall mean the promissory note requested by a Lender pursuant to Section 2.09(d) hereof for its Competitive Bid Loans and all promissory notes delivered in substitution or exchange therefor, in each case as the same shall be modified and supplemented and in effect from time to time.

            “Competitive Bid Quote” shall mean an offer in accordance with Section 2.03(c) hereof by a Lender to make a Competitive Bid Loan with one single specified interest rate.

            “Competitive Bid Quote Request” shall have the meaning assigned to such term in Section 2.03(b) hereof.

            “Confidentiality Agreement” shall mean an agreement substantially in the form of Exhibit D hereto.

            “Consent Date” shall have the meaning set forth in Section 2.12(a) hereof.

            “Consolidated Tangible Net Worth” shall mean the excess of (i) the consolidated net book value of the assets of the Company and its Subsidiaries (other than patents, patent rights, trademarks, trade names, franchises, copyrights, licenses, permits, goodwill and other intangible assets classified as such in accordance with GAAP) after all appropriate deductions in accordance with GAAP (including, without limitation, reserves for doubtful receivables, obsolescence, depreciation and amortization) plus the amounts, if any, by which the market value of precious metals inventories and investments exceeds the carrying value of those metals on the consolidated books of account of the Company, in each case, computed and consolidated in accordance with GAAP over (ii) Total Debt.

            “Continuation”, “Continue” and “Continued” shall refer to the continuation pursuant to Section 2.10 hereof of a Eurodollar Loan from one Interest Period to the next Interest Period.

            “Contract” shall mean any agreement or transaction (other than for obligations incurred in connection with the borrowing of money or the obtaining of advances or credit) entered into by the Company or any of its Subsidiaries in the ordinary course of its business and not for the purpose of speculation, including, without limitation, any agreement or transaction relating to any currency or commodity regularly used or traded by the Company or any of its Subsidiaries, including sale, purchase or entry into any swap agreement in respect of a notional quantity; sale or purchase of any contract for future delivery; or sale or purchase of any put or call option in respect of any such currency or commodity.

            “Control” means the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of a Person, whether through the ability to exercise voting power, by contract or otherwise. “Controlling” and “Controlled” have meanings correlative thereto.

            “Conversion”, “Convert” and “Converted” shall refer to a conversion pursuant to Section 2.10 hereof of one Type of Syndicated Loan into another Type of Syndicated Loan, which may be accompanied by the transfer by a Lender (at its sole discretion) of a Loan from one lending office to another.

            “Debt” of any Person means, without duplication, (a) all indebtedness of such Person for borrowed money, (b) all obligations of such Person with respect to reimbursement obligations relating to letters of credit issued for the account of such Person and drawn upon by the applicable beneficiary and not repaid by such Person, (c) all obligations of such Person evidenced by notes, bonds, debentures or other similar instruments, and (d) all obligations of such Person as lessee under leases which are capitalized in accordance with GAAP.

            “Default” shall mean an Event of Default or an event that with notice or lapse of time or both would become an Event of Default.

            “Dollars” and “$” shall mean lawful money of the United States of America.

            “Domestic Subsidiary” shall mean any Subsidiary of the Company that is organized under the laws of any State of the United States of America.

            “EBITDA” shall mean, for any period, the sum, determined on a consolidated basis without duplication, of the Company’s and its consolidated Subsidiaries: (i) net earnings from continuing operations (or net loss), but excluding from such amount any equity income (or loss) of Affiliates and the gain (or loss) on the sale of long-term investments, (ii) interest expense, (iii) income tax expense, (iv) depreciation expense, (v) amortization and depletion expense, and (vi) all other non-cash charges, in each case determined in accordance with GAAP for such period, provided that with respect to each of the items set forth in clauses (i) through (vi) above, any extraordinary amounts shall be excluded from the relevant calculations.

            “Environmental Laws” shall mean all laws, rules, regulations, codes, ordinances, orders, decrees, judgments, injunctions or binding agreements issued, promulgated or entered into by any Governmental Authority, relating to the environment, preservation or reclamation of natural resources, including those relating to the management, release or threatened release of any Hazardous Material.

            “Environmental Liability” shall mean any liability (including any liability for damages, costs of environmental remediation, fines, penalties or indemnities) of the Company or any Subsidiary based upon (a) violation of any Environmental Law, (b) the generation, use, handling, transportation, storage, treatment or disposal of any Hazardous Materials, (c) exposure to any Hazardous Materials, (d) the release or threatened release of any Hazardous Materials into the environment or (e) any contract, agreement or other consensual arrangement pursuant to which liability is assumed or imposed with respect to any of the foregoing.

            “ERISA” shall mean the Employee Retirement Income Security Act of 1974, as amended from time to time.

            “ERISA Affiliate” shall mean any corporation or trade or business that is a member of any group of organizations (i) described in Section 414(b) or (c) of the Code of which the Company is a member and (ii) solely for purposes of potential liability under Section 302(c)(11) of ERISA and Section 412(c)(11) of the Code and the lien created under Section 302(f) of ERISA and Section 412(n) of the Code, described in Section 414(m) or (o) of the Code of which the Company is a member.

            “Eurodollar Loans” shall mean Syndicated Loans that bear interest at rates based on rates referred to in the definition of “Eurodollar Rate” in this Section 1.01.

            “Eurodollar Rate” shall mean, for any Fixed Rate Loan for any Interest Period therefor:

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

            “Event of Default” shall have the meaning assigned to such term in Article 9 hereof.

            “Existing Credit Agreements” shall mean (i) the Five Year Credit Agreement dated as of May 11, 2001, as amended, among the Company, the banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent and (ii) the Amended and Restated Credit Agreement dated as of May 6, 2004, among the Company, the banks party thereto and JPMorgan Chase Bank, N.A., as administrative agent.

            “Federal Funds Rate” shall mean, for any day, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day, provided that (a) if the day for which such rate is to be determined is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day and (b) if such rate is not so published for any Business Day, the Federal Funds Rate for such Business Day shall be the average rate charged to JPMCB on such Business Day on such transactions as determined by the Administrative Agent.

            “Financial Officer” shall mean the Chief Financial Officer, the Treasurer or the Controller of the Company.

            “Fitch IBCA” shall mean Fitch IBCA Duff & Phelps, or any successor thereto.

            “Fixed Rate Loans” shall mean Eurodollar Loans and Competitive Bid Loans (other than Absolute Rate Loans).

            “GAAP” shall mean generally accepted accounting principles applied on a basis consistent with those that, in accordance with the last sentence of Section 1.02(a) hereof, are to be used in making the calculations for purposes of determining compliance with this Agreement.

            “Governmental Authority” shall mean the government of the United States of America, any other nation or any political subdivision thereof, whether state or local, and any agency, authority, instrumentality, regulatory body or court or other entity exercising executive, legislative, judicial, taxing, regulatory or administrative powers or functions of government.

            “Granting Lender” shall have the meaning assigned to such term in Section 11.05 hereof.

            “Hazardous Materials” shall mean all explosive or radioactive substances or wastes and all hazardous or toxic substances, wastes or other pollutants, including, but not limited to, petroleum or petroleum distillates, polychlorinated biphenyls, radon gas, infectious or medical wastes and all other substances or wastes of any nature, in each case as regulated pursuant to any Environmental Law.

            “Indemnified Persons” shall have the meaning assigned to such term in Section 11.03 hereof.

            “Interest Period” shall mean:

     (a)     with respect to any Eurodollar Loan, each period commencing on the date such Eurodollar Loan is made or Converted from a Loan of another Type or (in the event of a Continuation) the last day of the next preceding Interest Period for such Loan and ending on the numerically corresponding day in the first, second, third, sixth or, if agreed by all of the Lenders, ninth or twelfth calendar month thereafter, or any other period to which all the Lenders have consented, as the Company may select as provided in Section 4.05 hereof, provided that each Interest Period that commences on the last Business Day of a calendar month (or on any day for which there is no numerically corresponding day in the appropriate subsequent calendar month) shall end on the last Business Day of the appropriate subsequent calendar month;

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

Notwithstanding the foregoing, (i) if any Interest Period for any Loan would otherwise end after the Maturity Date, such Interest Period shall not be available hereunder for such period; (ii) each Interest Period that would otherwise end on a day that is not a Business Day shall end on the next succeeding Business Day (or, in the case of an Interest Period for a Fixed Rate Loan, if such next succeeding Business Day falls in the next succeeding calendar month, on the next preceding Business Day); and (iii) no Interest Period for any Loan (other than an Absolute Rate Loan) shall have a duration of less than one month and, if the Interest Period for any Fixed Rate Loan would otherwise be a shorter period, such Loan shall not be available hereunder for such period.

            “Issuing Bank” means any Lender selected by the Company which has agreed to issue Letters of Credit hereunder, in such Lender’s capacity as an issuer of Letters of Credit hereunder, and its successors in such capacity as provided in Section 2.13(i). The Issuing Bank may, in its discretion, arrange for one or more Letters of Credit to be issued by Affiliates of the Issuing Bank, in which case the term “Issuing Bank” shall include any such Affiliate with respect to Letters of Credit issued by such Affiliate.

            “JPMCB” shall mean JPMorgan Chase Bank, N.A., and its successors.

            “LC Disbursement” means a payment made by the Issuing Bank pursuant to a Letter of Credit.

            “LC Exposure” means, at any time, the sum of (a) the aggregate undrawn amount of all outstanding Letters of Credit at such time plus (b) the aggregate amount of all LC Disbursements that have not yet been reimbursed by or on behalf of the Company at such time. The LC Exposure of any Lender at any time shall be equal to the total LC Exposure multiplied by a fraction, the numerator of which is equal to such Lender’s Commitment and the denominator of which is equal to the aggregate Commitments of all the Lenders at such time.

            “LC Obligations” means, at any time, all obligations of each of the Lenders hereunder with respect to any Letter of Credit issued and outstanding pursuant to the terms hereof.

            “Lender Affiliate” shall mean:

       (a)     with respect to any Lender, any entity (whether a corporation, partnership, trust or otherwise) which is not an Affiliate, but that is engaged in making, purchasing, holding or otherwise investing in bank loans and similar extensions of credit in the ordinary course of its business and is administered or managed by such Lender or an Affiliate of such Lender; and

       (b)     with respect to any Lender that is a fund which invests in bank loans and similar extensions of credit, any other fund that is not an Affiliate and invests in bank loans and similar extensions of credit and is managed by the same investment advisor as such Lender or by an Affiliate of such investment advisor.

            “Lenders” means the Persons listed on Schedule I and any other Person that shall become a party hereto pursuant to an Assignment and Assumption or pursuant to Section 2.11(b), other than a Person that ceases to be party hereto pursuant to an Assignment and Assumption.

            “Letter of Credit” means any stand-by letter of credit issued pursuant to this Agreement.

            “LIBO Margin” shall have the meaning assigned to such term in Section 2.03(c)(ii)(C) hereof.

            “LIBOR Auction” shall mean a solicitation of Competitive Bid Quotes setting forth Eurodollar Rates pursuant to Section 2.03 hereof.

            “LIBOR Bid Loans” shall mean Competitive Bid Loans the interest rates in which are determined on the basis of Eurodollar Rates pursuant to a LIBOR Auction.

            “Lien” shall mean, with respect to any Property, any mortgage, lien, pledge, charge, security interest or encumbrance of any kind in respect of such Property. For purposes of this Agreement, a Person shall be deemed to own subject to a Lien any Property that it has acquired or holds subject to the interest of a vendor or lessor under any conditional sale agreement, capital lease or other title retention agreement (other than an operating lease) relating to such Property.

            “Loans” shall mean Syndicated Loans, Competitive Bid Loans and Swingline Loans.

            “Maturity Date” means March 7, 2010, as such date may be extended pursuant to Section 2.12 hereof; provided that if such date is not a Business Day, the Maturity Date shall be the immediately preceding Business Day.

            “Moody’s” shall mean Moody’s Investors Service, Inc. or any successor thereto.

            “Moody’s Rating” shall mean, as of any date, the rating most recently announced or published by Moody’s relating to the unsecured, long-term, senior debt securities of the Company then outstanding.

            “Multiemployer Plan” shall mean a multiemployer plan defined as such in Section 3(37) of ERISA to which contributions have been made by the Company or any ERISA Affiliate and that is covered by Title IV of ERISA.

            “Notes” shall mean any promissory note issued by the Company pursuant to Section 2.09(d) hereof and which Notes may be Syndicated Notes, Competitive Bid Notes or a Swingline Note.

            “Participant” shall have the meaning assigned to such term in Section 11.06(c) hereof.

            “PBGC” shall mean the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

            “Person” shall mean any individual, corporation, company, voluntary association, partnership, limited liability company, joint venture, trust, unincorporated organization or government (or any agency, instrumentality or political subdivision thereof).

            “Plan” shall mean an employee benefit or other plan established or maintained by the Company or any ERISA Affiliate and that is covered by Title IV of ERISA, other than a Multiemployer Plan.

            “Post-Default Rate” shall mean a rate per annum equal to one percent (1%) plus the Base Rate as in effect from time to time, provided that, with respect to principal of a Fixed Rate Loan that shall become due (whether at stated maturity, by acceleration, by optional or mandatory prepayment or otherwise) on a day other than the last day of the Interest Period therefor, the “Post-Default Rate” shall be a rate per annum equal to, for the period from and including such due date to but excluding the last day of such Interest Period, one percent (1%) plus the interest rate for such Loan as provided in Section 3.02 hereof and, thereafter, the rate provided for above in this definition.

            “Prime Rate” shall mean the rate of interest from time to time announced by JPMCB at its principal office as its prime commercial lending rate.

            “Property” shall mean any right or interest in or to property of any kind whatsoever, whether real, personal or mixed and whether tangible or intangible.

            “Pro Rata Percentage” shall have the meaning assigned to such term in Section 2.13(d) hereof.

            “Quarterly Dates” shall mean the last Business Day of March, June, September and December in each year, the first of which shall be the first such day after the Closing Date.

            “Quotation Date” shall have the meaning assigned to such term in Section 2.03(b)(v) hereof.

            “Rating” shall mean the Moody’s Rating or the Standard & Poor’s Rating; provided that, the Company may substitute a Substitute Rating for either (but not both) the Moody’s Rating or the Standard & Poor’s Rating (i.e. either the Moody’s Rating or the Standard & Poor’s Rating must at all times be a Rating).

            “Rating Agency” shall mean Moody’s, Standard & Poor’s or Fitch IBCA, as the case may be.

            “Rating Group” shall mean any of Rating Group I, Rating Group II, Rating Group III, Rating Group IV and Rating Group V.

            “Rating Group I” shall be in effect when the Moody’s Rating is at or above A2 (or a Substitute Rating is at or above the corresponding level) or the Standard & Poor’s Rating is at or above A (or a Substitute Rating is at or above the corresponding level); “Rating Group II” shall be in effect when (a) the Moody’s Rating is at or above A3 (or a Substitute Rating is at or above the corresponding level) or the Standard & Poor’s Rating is at or above A- (or a Substitute Rating is at or above the corresponding level) and (b) Rating Group I is not in effect; “Rating Group III” shall be in effect when (a) the Moody’s Rating is at or above Baal (or a Substitute Rating is at or above the corresponding level) or the Standard & Poor’s Rating is at or above BBB+ (or a Substitute Rating is at or above the corresponding level) and (b) neither Rating Group I nor Rating Group II is in effect; “Rating Group IV” shall be in effect when (a) the Moody’s Rating is at or above Baa2 (or a Substitute Rating is at or above the corresponding level) or the Standard & Poor’s Rating is at or above BBB (or a Substitute Rating is at or above the corresponding level) and (b) none of Rating Group I, Rating Group II or Rating Group III is in effect; and “Rating Group V” shall be in effect when none of Rating Group I, Rating Group II, Rating Group III or Rating Group IV is in effect; provided that, (A) if the Moody’s Rating (or a Substitute Rating) and the Standard & Poor’s Rating (or a Substitute Rating) fall into different Rating levels and one of such Ratings is no more than one Rating level lower than the other of such Ratings, then the applicable Rating Group shall be based upon the higher of such Ratings, (B) if the Moody’s Rating (or a Substitute Rating) and the Standard & Poor’s Rating (or a Substitute Rating) fall into different Rating levels and one of such Ratings is two or more Rating levels lower than the other of such Ratings, then the applicable Rating Group shall be based upon a hypothetical Rating that would fall into the rating level that is one lower than the Rating level into which the higher of such Ratings falls and (C) the Company may substitute a Substitute Rating for either (but not both of) the Moody’s Rating or the Standard & Poor’s Rating (i.e. either the Moody’s Rating or the Standard & Poor’s Rating must at all times be used to determine which Rating Group is then in effect).

            “Reference Banks” shall mean JPMCB, ABN-AMRO Bank N.V., Bank of America, N.A., Bank of Tokyo-Mitsubishi Trust Company and Mellon Bank N.A.

            “Regulations A, D and U” shall mean, respectively, Regulations A, D and U of the Board of Governors of the Federal Reserve System (or any successor), as the same may be modified and supplemented and in effect from time to time.

            “Related Parties” means, with respect to any specified Person, each of its officers, directors and employees.

            “Required Lenders” shall mean, at any time, Lenders having Revolving Credit Exposures and unused Commitments representing more than 50% of the aggregate Revolving Credit Exposures and unused Commitments at such time.

            “Reportable Event” shall mean any reportable event as defined in Section 4043(c) of ERISA, other than a reportable event as to which provision for 30-day notice to the PBGC would be waived under applicable regulations had the regulations in effect on the Closing Date been in effect on the date of occurrence of such reportable event.

            “Responsible Officer” shall mean, with respect to any Issuing Bank, those officers listed on a written schedule provided by such Issuing Bank to the Company and consented to by the Company on or prior to the date such Issuing Bank issues its first Letter of Credit pursuant to the terms hereof, such schedule to be revised from time to time by mutual agreement in writing between the Issuing Bank and the Company.

            “Revolving Credit Exposure” means, with respect to any Lender at any time, the sum of the outstanding principal amount of such Lender’s Syndicated Loans and its LC Exposure at such time.

            “Significant Subsidiary” shall mean any Subsidiary of the Company having total assets as of the last day of the most recent fiscal year of the Company equal to or greater than 5% of the consolidated total assets of the Company and its Subsidiaries as of such date.

            “SPC” shall have the meaning assigned to such term in Section 11.05 hereof.

            “Standard & Poor’s” shall mean Standard & Poor’s Ratings Services, a division of The McGraw-Hill Companies, Inc., or any successor thereto.

            “Standard & Poor’s Rating” shall mean, as of any date, the rating most recently announced or published by Standard & Poor’s relating to the unsecured, long-term, senior debt securities of the Company then outstanding.

            “Subsidiary” shall mean, with respect to any Person, any corporation, partnership or other entity of which at least a majority of the securities or other ownership interests having by the terms thereof ordinary voting power to elect a majority of the board of directors or other persons performing similar functions of such corporation, partnership or other entity (irrespective of whether or not at the time securities or other ownership interests of any other class or classes of such corporation, partnership or other entity shall have or might have voting power by reason of the happening of any contingency) is at the time directly or indirectly owned or controlled by such Person or one or more Subsidiaries of such Person or by such Person and one or more Subsidiaries of such Person.

            “Substitute Rating” shall mean, as of any date, the rating most recently announced or published by Fitch IBCA relating to the unsecured, long-term, senior debt securities of the Company then outstanding.

            “Swingline Commitment” shall mean the obligation of the Swingline Lender to make Swingline Loans in an aggregate amount not to exceed the lesser of (i) $100,000,000 and (ii) the aggregate amount of the Commitments.

            “Swingline Lender” means JPMCB, acting in such capacity.

            “Swingline Loans” shall mean the loans provided for by Section 2.04 hereof.

            “Swingline Maturity Date” shall mean, for any Swingline Loan, the earliest of (i) the fifteenth day, or last day, of the month in which such Swingline Loan was made, (ii) the Maturity Date and (iii) the borrowing of any Syndicated Loan or Competitive Bid Loan.

            “Swingline Note” shall mean the promissory note requested by the Swingline Lender for its Swingline Loans pursuant to Section 2.09(d) hereof and all promissory notes delivered in substitution or exchange therefor, in each case as the same shall be modified and supplemented and in effect from time to time.

            “Syndicated Loans” shall mean the loans provided for by Section 2.01 hereof, which may be Base Rate Loans and/or Eurodollar Loans.

            “Syndicated Note” shall mean the promissory note requested by a Lender for its Syndicated Loans pursuant to Section 2.09(d) hereof and all promissory notes delivered in substitution or exchange therefor, in each case as the same shall be modified and supplemented and in effect from time to time.

            “Total Debt” shall mean, as at any date, the consolidated liabilities of the Company and its consolidated Subsidiaries (including tax and other proper accruals but excluding the accumulated postretirement benefit obligation resulting from the application of the provisions of FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”).

            “Type” shall have the meaning assigned to such term in Section 1.03 hereof.

            “Withdrawal Liability” shall have the meaning given such term under Part I of Subtitle E of Title IV of ERISA.

            SECTION 1.02.  Accounting Terms and Determinations.

            (a)  Except as otherwise expressly provided herein, all accounting terms used herein shall be interpreted, and all financial statements and certificates and reports as to financial matters required to be delivered to the Lenders hereunder shall (unless otherwise disclosed to the Lenders in writing at the time of delivery thereof in the manner described in subsection (b) below) be prepared, in accordance with generally accepted accounting principles applied on a basis consistent with those used in the preparation of the latest financial statements furnished to the Lenders hereunder (which, prior to the delivery of the first financial statements under Section 8.04 hereof, shall mean the audited financial statements as at December 31, 2004 referred to in Section 7.04 hereof). All calculations made for the purposes of determining compliance with this Agreement shall (except as otherwise expressly provided herein) be made by application of generally accepted accounting principles applied on a basis consistent with those used in the preparation of the latest annual or quarterly financial statements furnished to the Lenders pursuant to Section 8.04 hereof (or, prior to the delivery of the first financial statements under Section 8.04 hereof, used in the preparation of the audited financial statements as at December 31, 2004 referred to in Section 7.04 hereof) unless (i) the Company shall have objected to determining such compliance on such basis at the time of delivery of such financial statements or (ii) the Required Lenders shall so object in writing within 30 days after delivery of such financial statements, in either of which events such calculations shall be made on a basis consistent with those used in the preparation of the latest financial statements as to which such objection shall not have been made (which, if objection is made in respect of the first financial statements delivered under Section 8.04 hereof, shall mean the audited financial statements as of December 31, 2004 referred to in Section 7.04 hereof).

            (b)  The Company shall deliver to the Lenders at the same time as the delivery of any annual or quarterly financial statement under Section 8.04 hereof (i) a description in reasonable detail of any material variation between the application of accounting principles employed in the preparation of such statement and the application of accounting principles employed in the preparation of the next preceding annual or quarterly financial statements as to which no objection has been made in accordance with the last sentence of subsection (a) above and (ii) reasonable estimates of the difference between such statements arising as a consequence thereof.

            SECTION 1.03.  Classes and Types of Loans. Loans hereunder are distinguished by “Class” and by “Type”. The “Class” of a Loan refers to whether such Loan is a Competitive Bid Loan, a Syndicated Loan or a Swingline Loan, each of which constitutes a Class. The “Type” of a Loan refers to whether such Loan is a Base Rate Loan, a Eurodollar Loan, an Absolute Rate Loan or a LIBOR Bid Loan, each of which constitutes a Type. Loans may be identified by both Class and Type.

ARTICLE II

Commitments, Loans, Notes and Prepayments.

            SECTION 2.01.  Syndicated Loans. Each Lender severally agrees, on the terms and conditions of this Agreement, to make loans to the Company in Dollars during the period from and including the Closing Date to, but not including the Maturity Date in an aggregate principal amount at any one time outstanding up to but not exceeding the amount of the Commitment of such Lender as in effect from time to time; provided that (x) each Lender’s Revolving Credit Exposure at any time shall not exceed its Commitment, and (y) the aggregate principal amount of all Syndicated Loans, together with the aggregate principal amount of all Competitive Bid Loans, Swingline Loans and the LC Exposure, at any one time outstanding shall not exceed the aggregate amount of the Commitments at such time. Subject to the terms and conditions of this Agreement, during such period the Company may borrow, repay and reborrow the amount of the Commitments by means of Base Rate Loans and Eurodollar Loans and during such period and thereafter the Company may Convert Loans of one Type into Loans of another Type (as provided in Section 2.10 hereof) or Continue Loans of one Type as Loans of the same Type (as provided in Section 2.10 hereof); provided that no more than ten separate Interest Periods in respect of Eurodollar Loans from each Lender may be outstanding at any one time.

SECTION 2.02.  Borrowings of Syndicated Loans. The Company shall give the Administrative Agent notice of each borrowing hereunder as provided in Section 4.05 hereof. Not later than 1:00 p.m. New York time on the date specified for each borrowing of Syndicated Loans hereunder, each Lender shall make available the amount of the Syndicated Loan or Loans to be made by it on such date to the Administrative Agent, at an account designated by the Administrative Agent, in immediately available funds, for account of the Company. The amount so received by the Administrative Agent shall, subject to the terms and conditions of this Agreement, promptly be made available to the Company by depositing the same, in immediately available funds, in an account of the Company designated by the Company and maintained with JPMCB at its principal office, provided that Base Rate Loans made to finance the reimbursement of an LC Disbursement as provided in Section 2.13(e) shall be remitted by the Administrative Agent to the relevant Issuing Bank.

SECTION 2.03.  Competitive Bid Option.

(a)  In addition to borrowings of Syndicated Loans, at any time prior to the Maturity Date the Company may, as set forth in this Section 2.03, request the Lenders to make offers to make Competitive Bid Loans to the Company in Dollars. The Lenders may, but shall have no obligation to, make such offers and the Company may, but shall have no obligation to, accept any such offers in the manner set forth in this Section 2.03. Competitive Bid Loans may be LIBOR Bid Loans or Absolute Rate Loans, provided that:

(i)  there may be no more than fifteen different Interest Periods for both Syndicated Loans and Competitive Bid Loans outstanding at the same time (for which purpose Interest Periods described in different lettered clauses of the definition of the term “Interest Period” shall be deemed to be different Interest Periods even if they are coterminous); and

(ii)  the aggregate principal amount of all Competitive Bid Loans, together with the aggregate principal amount of all Syndicated Loans, Swingline Loans and the LC Exposure, at any one time outstanding shall not exceed the aggregate amount of the Commitments at such time.

(b)  When the Company wishes to request offers to make Competitive Bid Loans, it shall give the Administrative Agent (which shall promptly notify the Lenders) notice (a “Competitive Bid Quote Request”) so as to be received no later than 11:00 a.m. New York time on (x) the fourth Business Day prior to the date of borrowing proposed therein, in the case of a LIBOR Auction or (y) one Business Day prior to the date of borrowing proposed therein, in the case of an Absolute Rate Auction (or, in any such case, such other time and date as the Company and the Administrative Agent, with the consent of the Required Lenders, may agree). The Company may request offers to make Competitive Bid Loans for up to three different Interest Periods in a single notice (for which purpose Interest Periods in different lettered clauses of the definition of the term “Interest Period” shall be deemed to be different Interest Periods even if they are coterminous); provided that the request for each separate Interest Period shall be deemed to be a separate Competitive Bid Quote Request for a separate borrowing (a “Competitive Bid

Borrowing”). Each such notice shall be substantially in the form of Exhibit B hereto and shall specify as to each Competitive Bid Borrowing:

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

                 (iv) whether the Competitive Bid Quotes requested for a particular Interest Period are seeking quotes for LIBOR Bid Loans or Absolute Rate Loans; and

         (v) if the Competitive Bid Quotes requested are seeking quotes for Absolute Rate Loans, the date on which the Competitive Bid Quotes are to be submitted if it is before the proposed date of borrowing (the proposed date of such borrowing or, if the date on which such Competitive Bid Quotes are to be submitted is before the proposed date of such borrowing, such submission date, is called the “Quotation Date”).

Except as otherwise provided in this Section 2.03(b), no Competitive Bid Quote Request shall be given within five Business Days (or such other number of days as the Company and the Administrative Agent may agree) of any other Competitive Bid Quote Request.

(c)  (i) Each Lender may submit one or more Competitive Bid Quotes, each constituting an offer to make a Competitive Bid Loan in response to any Competitive Bid Quote Request; provided that, if the Company’s request under Section 2.03(b) hereof specified more than one Interest Period, such Lender may make a single submission containing one or more Competitive Bid Quotes for each such Interest Period. Each Competitive Bid Quote must be submitted to the Administrative Agent not later than (x) 2:00 p.m. New York time on the fourth Business Day prior to the proposed date of borrowing, in the case of a LIBOR Auction or (y) 10:00 a.m. New York time on the Quotation Date, in the case of an Absolute Rate Auction (or, in any such case, such other time and date as the Company and the Administrative Agent, with the consent of the Required Lenders, may agree); provided that any Competitive Bid Quote may be submitted by JPMCB (or its lending office) only if JPMCB (or such lending office) notifies the Company of the terms of the offer contained therein not later than (x) 1:00 p.m. New York time on the fourth Business Day prior to the proposed date of borrowing, in the case of a LIBOR Auction or (y) 9:45 a.m. New York time on the Quotation Date, in the case of an Absolute Rate Auction. Subject to Sections 5.02, 5.03, 6.02 and 9 hereof, any Competitive Bid Quote so made shall be irrevocable except with the consent of the Administrative Agent given on the instructions of the Company.

(ii)  Each Competitive Bid Quote shall be substantially in the form of Exhibit C hereto and shall specify:

(A)  the proposed date of borrowing and the Interest Period therefor;

(B)  the principal amount of the Competitive Bid Loan for which each such offer is being made, which principal amount shall be at least $10,000,000 (or a larger multiple of $1,000,000); provided that the aggregate principal amount of all Competitive Bid Loans for which a Lender submits Competitive Bid Quotes (x) may be greater or less than the Commitment of such Lender but (y) may not exceed the principal amount of the Competitive Bid Borrowing for a particular Interest Period for which offers were requested;

(C)  in the case of a LIBOR Auction, the margin above or below the applicable Eurodollar Rate (the “LIBO Margin”) offered for each such Competitive Bid Loan (expressed as a percentage rate per annum in the form of a decimal to no more than four decimal places) to be added to or subtracted from the applicable Eurodollar Rate;

(D)  in the case of an Absolute Rate Auction, the rate of interest per annum (expressed as a percentage rate per annum in the form of a decimal to no more than four decimal places) offered for each such Competitive Bid Loan (the “Absolute Rate”); and

(E)  the identity of the quoting Lender.

Unless otherwise agreed by the Administrative Agent and the Company, no Competitive Bid Quote shall contain qualifying, conditional or similar language or propose terms other than or in addition to those set forth in the applicable Competitive Bid Quote Request and, in particular, no Competitive Bid Quote may be conditioned upon acceptance by the Company of all (or some specified minimum) of the principal amount of the Competitive Bid Loan for which such Competitive Bid Quote is being made, provided that the submission by any Lender containing more than one Competitive Bid Quote may be conditioned on the Company not accepting offers contained in such submission that would result in such Lender making Competitive Bid Loans pursuant thereto in excess of a specified aggregate amount (the “Competitive Bid Loan Limit”).

(d)  The Administrative Agent shall (x) in the case of an Absolute Rate Auction, as promptly as practicable after the Competitive Bid Quote is submitted (but in any event not later than 10:15 a.m. New York time on the Quotation Date) or (y) in the case of a LIBOR Auction, by 4:00 p.m. New York time on the day a Competitive Bid Quote is submitted, notify the Company of the terms (i) of any Competitive Bid Quote submitted by a Lender that is in accordance with Section 2.03(c) hereof and (ii) of any Competitive Bid Quote that amends, modifies or is otherwise inconsistent with a previous Competitive Bid Quote submitted by such Lender with respect to the same Competitive Bid Quote Request. Any such subsequent Competitive Bid Quote shall be disregarded by the Administrative Agent unless such subsequent competitive Bid Quote is submitted solely to correct a manifest error in such former Competitive Bid Quote. The Administrative Agent’s notice to the Company shall specify (A) the aggregate principal amount of the Competitive Bid Borrowing for which offers have been received and (B) the respective principal amounts and LIBO Margins or Absolute Rates, as the case may be, so offered by each Lender (identifying the Lender that made each Competitive Bid Quote).

(e)  Not later than 11:00 a.m. New York time on (x) the third Business Day prior to the proposed date of borrowing, in the case of a LIBOR Auction or (y) the Quotation Date, in the case of an Absolute Rate Auction (or, in any such case, such other time and date as the Company and the Administrative Agent, with the consent of the Required Lenders, may agree), the Company shall notify the Administrative Agent of its acceptance or nonacceptance of the offers so notified to it pursuant to Section 2.03(d) hereof (which notice shall specify the aggregate principal amount of offers from each Lender for each Interest Period that are accepted, it being understood that the failure of the Company to give such notice by such time shall constitute nonacceptance) and the Administrative Agent shall promptly notify each affected Lender. The notice from the Administrative Agent shall also specify the aggregate principal amount of offers for each Interest Period that were accepted and the lowest and highest LIBO Margins or Absolute Rates that were accepted for each Interest Period. The Company may accept any Competitive Bid Quote in whole or in part (provided that any Competitive Bid Quote accepted in part shall be at least $5,000,000 or a larger multiple of $1,000,000); provided that:

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

(v)  the aggregate principal amount of each Competitive Bid Borrowing from any Lender may not exceed any applicable Competitive Bid Loan Limit of such Lender.

If offers are made by two or more Lenders with the same LIBO Margins or Absolute Rates, as the case may be, for a greater aggregate principal amount than the amount in respect of which offers are accepted for the related Interest Period, the principal amount of Competitive Bid Loans in respect of which such offers are accepted shall be allocated by the Company among such Lenders as nearly as possible (in amounts of at least $5,000,000 or larger multiples of $1,000,000) in proportion to the aggregate principal amount of such offers. Determinations by the Company of the amounts of Competitive Bid Loans shall be conclusive in the absence of manifest error.

(f)  Any Lender whose offer to make any Competitive Bid Loan has been accepted in accordance with the terms and conditions of this Section 2.03 shall, not later than 1:00 p.m. New York time on the date specified for the making of such Loan, make the amount of such Loan available to the Administrative Agent at an account designated by the Administrative Agent, in immediately available funds, for account of the Company. The amount so received by the Administrative Agent shall, subject to the terms and conditions of this Agreement, be made available to the Company on such date by depositing the same, in immediately available funds, in an account of the Company maintained with JPMCB at its principal office designated by the Company.

(g)  Except for the purpose and to the extent expressly stated in Section 2.05(b) hereof, the amount of any Competitive Bid Loan made by any Lender shall not constitute a utilization of such Lender’s Commitment.

SECTION 2.04.  Swingline Loans.

(a)  In addition to the Loans provided for in Sections 2.01 and 2.03 hereof, the Swingline Lender hereby agrees, on the terms and conditions of this Agreement, to make loans (“Swingline Loans”) to the Company during the period from the Closing Date to but excluding the date five Business Days prior to the Maturity Date in an aggregate amount at any one time outstanding up to but not exceeding its Swingline Commitment; provided that the aggregate principal amount of all Loans (including Swingline Loans) and the LC Exposure shall not at any time outstanding exceed the aggregate amount of the Commitments. Subject to the terms of this Agreement, the Company may borrow, repay and reborrow the amount of the Swingline Commitment by means of Loans that bear interest at the Base Rate; provided that only one Swingline Loan may be outstanding at any one time and no Swingline Loan may be borrowed to repay an outstanding Swingline Loan.

(b)  The Company shall give the Administrative Agent (which shall promptly notify the Swingline Lender) notice of each borrowing of Swingline Loans hereunder as provided in Section 4.05 hereof. Not later than one hour after such notice on the date specified for each borrowing of Swingline Loans hereunder, the Swingline Lender shall make available the amount of the Swingline Loan to be made by it on such date to the Administrative Agent, at an account in New York designated by the Administrative Agent, in Dollars and immediately available funds, for account of the Company. The amount so received by the Administrative Agent shall, subject to the terms and conditions of this Agreement, be made available by the Administrative Agent to the Company by depositing the same, in immediately available funds, in an account of the Company designated by the Company.

(c)  Unless the Company has already given a notice of borrowing of Syndicated Loans to repay a Swingline Loan, at any time from and including the date of such Swingline Loan until the unpaid principal amount of such Swingline Loan shall have been paid in full, the Swingline Lender may, and the Company hereby irrevocably authorizes and empowers (which power is coupled with an interest) the Swingline Lender to, deliver, on behalf of the Company, to the Administrative Agent under Section 2.02 hereof a notice of borrowing of Syndicated Loans that are Base Rate Loans in an amount equal to the then unpaid principal amount of such Swingline Loan. In the event that the power of the Swingline Lender to give such notice of borrowing on behalf of the Company is terminated for any reason whatsoever (including, without limitation, a termination resulting from the occurrence of an event specified in clause (f) or (g) of Article 9 hereof with respect to the Company), or the Swingline Lender is otherwise precluded for any reason whatsoever from giving a notice of borrowing on behalf of the Company as provided in the preceding sentence, each Lender shall, upon notice from the Swingline Lender given at any time from and including the date of such Swingline Loan until the unpaid principal amount of such Swingline Loan shall have been paid in full, promptly purchase from the Swingline Lender a participation in (or, if and to the extent specified by the Swingline Lender, an assignment of) such Swingline Loan in the amount of the Base Rate Loan it would have been obligated to make pursuant to such notice of borrowing. Each Lender shall, not later than 4:00 p.m. New York time on the Business Day on which such notice is given (if such notice is given by 3:00 p.m. New York time) or 9:00 a.m. New York time on the next succeeding Business Day (if such notice is given after 3:00 p.m., but before 5:00 p.m., New York time), make available the amount of the Base Rate Loan to be made by it (or the amount of the participation or assignment to be purchased by it, as the case may be) to the Administrative Agent at the account specified in Section 2.02 hereof and the amount so received by the Administrative Agent shall promptly be made available to the Swingline Lender by remitting the same, in immediately available funds, to the Swingline Lender. Promptly following its receipt of any payment in respect of such Swingline Loan, the Swingline Lender shall pay to each Lender that has acquired a participation in such Swingline Loan such Lender’s proportionate share of such payment. Anything in this Agreement to the contrary notwithstanding (including, without limitation, in Section 6.02 hereof), the obligation of each Lender to make its Base Rate Loan (or purchase its participation in or assignment of such Swingline Loan, as the case may be) pursuant to this Section 2.04(c) is unconditional under any and all circumstances whatsoever and shall not be subject to set-off, counterclaim or defense to payment that such Lender may have or have had against the Company, the Administrative Agent, the Swingline Lender or any other Lender and, without limiting any of the foregoing, shall be unconditional irrespective of (i) the occurrence of any Default, (ii) the financial condition of the Company, any Subsidiary, the Administrative Agent, the Swingline Lender or any other Lender or (iii) the termination or cancellation of the Commitments; provided that no Lender shall be obligated to make any such Base Rate Loan (or to purchase any such participation or direct interest in the Swingline Loan) if (i) before the making of such Swingline Loan, such Lender had notified the Swingline Lender that a Default had occurred and was continuing and that such Lender would not refinance such Swingline Loan or (ii) to the extent (and only to the extent) that such Swingline Loan, together with all Syndicated Loans and Competitive Bid Loans then outstanding at the time of the making of such Swingline Loan, exceeded the then aggregate amount of the Commitments at the time of the making of such Swingline Loan. The Company agrees that any Lender so purchasing a participation (or assignment) in such Swingline Loan may exercise all rights of set-off, bankers’ lien, counterclaim or similar rights with respect to such participation as fully as if such Lender were a direct holder of a Swingline Loan in the amount of such participation.

SECTION 2.05.  Termination and Reduction of Commitments.

(a)  Unless previously terminated, the Commitments shall terminate on the Maturity Date.

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

(c)  The Company shall have the right to terminate or reduce the unused amount of the Swingline Commitment at any time or from time to time on not less than three Business Days’ prior notice to the Administrative Agent (which shall promptly notify the Swingline Lender and each Lender) or each such termination or reduction, which notice shall specify the effective date thereof and the amount of any such reduction (which shall be in integral multiples of $10,000,000) and shall be irrevocable and effective only upon receipt by the Administrative Agent.

(d)  The Commitments and the Swingline Commitment, once terminated or reduced as provided in this Section 2.05, may not be reinstated except pursuant to Section 2.11 hereof.

SECTION 2.06.  Facility Fee; Utilization Fee; Letter of Credit Fees. (a) The Company shall pay to the Administrative Agent for account of each Lender a facility fee on the daily average amount of such Lender’s Commitment (whether used or unused), for the period from and including the Closing Date to but not including the earlier of the date such Commitment is terminated and the Maturity Date, at a rate per annum equal to the Applicable Facility Fee Rate. Accrued facility fees shall be payable in arrears on each Quarterly Date and on the earlier of the date the Commitments are terminated and the Maturity Date.

(b)  The Company shall pay to the Administrative Agent for the account of each Lender a utilization fee on the daily average amount of such Lender’s Revolving Credit Exposure for each fiscal quarter of the Company during which the Lenders’ aggregate Revolving Credit Exposure is greater than or equal to 50% of the Lenders’ aggregate Commitments, at a rate per annum equal to the Applicable Utilization Fee Rate. Accrued utilization fees shall be payable in arrears on each Quarterly Date and on the earlier of the date the Commitments are terminated and the Maturity Date.

(c)  The Company agrees to pay (i) to the Administrative Agent for the account of each Lender a participation fee with respect to its participations in Letters of Credit, which shall accrue at a rate equal to the Applicable Margin on the average daily amount of such Lender’s LC Exposure (excluding any portion thereof attributable to unreimbursed LC Disbursements) from the Closing Date hereof to, but excluding the later of the date on which such Lender’s Commitment terminates and the date on which such Lender ceases to have any LC Exposure, and (ii) to each Issuing Bank a fronting fee, which shall accrue at the rate or rates per annum separately agreed upon between the Company and such Issuing Bank, such rate or rates not to exceed 0.125% per annum, on the average daily amount of the LC Exposure (excluding any portion thereof attributable to unreimbursed LC Disbursements) during the period from the Closing Date to but excluding the later of the date of termination of the Commitments and the date on which there ceases to be any LC Exposure, as well as the Issuing Bank’s standard fees with respect to the issuance, amendment, renewal or extension of any Letter of Credit or processing of drawings thereunder. Participation fees and fronting fees accrued through and including each Quarterly Date of each year shall be payable on the third Business Day following such Quarterly Date, commencing on the first such date to occur after the Closing Date; provided that all such fees shall be payable on the date on which the Commitments terminate and any such fees accruing after the date on which the Commitments terminate shall be payable on demand. Any other fees payable to any Issuing Bank pursuant to this paragraph shall be payable within 10 days after demand. All participation fees and fronting fees shall be computed on the basis of a year of 360 days and shall be payable for the actual number of days elapsed (including the first day but excluding the last day).

SECTION 2.07.  Lending Offices. The Loans of each Type made by each Lender shall be made and maintained at such Lender’s lending office for Loans of such Type.

SECTION 2.08.  Several Obligations; Remedies Independent. The failure of any Lender to make any Loan to be made by it on the date specified therefor or perform any LC Obligation shall not relieve any other Lender of its obligation to make its Loan or perform its LC Obligations on such date, but neither any Lender nor the Administrative Agent shall be responsible for the failure of any other Lender to make a Loan to be made, or to perform an LC Obligation to be performed, by such other Lender, and (except as otherwise provided in Section 4.06 hereof) no Lender shall have any obligation to the Administrative Agent or any other Lender for the failure by such Lender to make any Loan required to be made, or to perform any LC Obligation to be performed, by such Lender. The amounts payable by the Company at any time hereunder and under the Notes to each Lender shall be a separate and independent debt and each Lender shall be entitled to protect and enforce its rights arising out of this Agreement and the Notes, and it shall not be necessary for any other Lender or the Administrative Agent to consent to, or be joined as an additional party in, any proceedings for such purposes.

SECTION 2.09.  Evidence of Debt.

(a)  Each Lender shall maintain in accordance with its usual practice an account or accounts evidencing the indebtedness of the Company to such Lender resulting from each Loan made by such Lender, including the amounts of principal and interest payable and paid to such Lender from time to time hereunder.

(b)  The Administrative Agent shall maintain accounts in which it shall record (i) the amount of each Loan made hereunder, the Class and Type thereof and the Interest Period applicable thereto, (ii) the amount of each Letter of Credit issued hereunder by an Issuing Bank, (iii) the amount of any principal or interest or the amount of any reimbursement obligation with respect to any LC Disbursement, in each case due and payable or to become due and payable from the Company to each Lender hereunder and (iv) the amount of any sum received by the Administrative Agent hereunder for the account of the Lenders and each Lender’s share thereof.

(c)  The entries made in the accounts maintained pursuant to paragraph (a) or (b) of this Section shall be prima facie evidence of the existence and amounts of the obligations recorded therein; provided that the failure of any Lender or the Administrative Agent to maintain such accounts or any error therein shall not in any manner affect the obligation of the Company to repay the Loans in accordance with the terms of this Agreement.

(d)  Any Lender, including the Swingline Lender, may request that Loans made by it be evidenced by a promissory note. In such event, the Company shall prepare, execute and deliver to such Lender a promissory note payable to the order of such Lender and in a form approved by the Administrative Agent. Thereafter, the Loans evidenced by such promissory note and interest thereon shall at all times (including after assignment pursuant to Section 11.06(b)) be represented by one or more promissory notes in such form payable to the order of the payee named therein.

SECTION 2.10.  Optional Prepayments and Conversions or Continuations of Loans.

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

(b)  No Competitive Bid Loan may be prepaid without the consent of the Lender holding such Competitive Bid Loan.

(c)  Notwithstanding the foregoing provisions of this Section 2.10, and without limiting the rights and remedies of the Lenders under Article 9 hereof, in the event that any Event of Default shall have occurred and be continuing, the Administrative Agent may (and at the request of the Required Lenders, shall) suspend the right of the Company to Convert any Loan into a Eurodollar Loan, or to Continue any Loan as a Eurodollar Loan, in which event all Loans shall be Converted (on the last day of the respective Interest Period therefor) or Continued, as the case may be, as Base Rate Loans.

SECTION 2.11.  Increase in Commitments.

(a)  Subject to Section 4.05, in the event that the Company wishes, at any time or from time to time, to increase the aggregate amount of the Commitments, it shall notify the Administrative Agent in writing of the amount (the “Offered Increase Amount”) of such proposed increase (such notice, a “Commitment Increase Notice”). The Company may, at its election, (i) offer one or more of the Lenders the opportunity to participate in all or a portion of the Offered Increase Amount pursuant to subsection (c) below and/or (ii) with the consent of the Administrative Agent (which consent shall not be unreasonably withheld), offer one or more additional banks, financial institutions or other entities (each, an “Additional Lender”) the opportunity to participate in all or a portion of the Offered Increase Amount which Lenders and/or Additional Lenders the Company desires to participate in such Commitment increase. The Company or, if requested by the Company, the Administrative Agent will notify such Lenders and/or Additional Lenders of such offer.

(b)  Any Additional Lender which the Company selects to offer participation in the increased Commitments and which elects to become a party to this Agreement and obtain a Commitment in an amount so offered and accepted by it pursuant to Section 2.11(a)(ii) hereof shall become a Lender for all purposes and the same extent as if originally a party hereto and shall be bound by and entitled to the benefits of this Agreement, and Schedule I shall be deemed to be amended to add the name and Commitment of such Additional Lender (and the Administrative Agent shall deliver to the Lenders a copy of the Schedule I as amended as soon as practicable), provided that the Commitment of any such Additional Lender shall be in an amount not less than $10,000,000.

(c)  Any Lender which accepts an offer to it by the Company to increase its Commitment pursuant to Section 2.11(a)(i) hereof shall be bound by and entitled to the benefits of this Agreement with respect to the full amount of its Commitment as so increased, and Schedule I shall be deemed to be amended to so increase the Commitment of such Lender.

(d)  If any Additional Lender becomes a Lender pursuant to Section 2.11(b) hereof or any Lender’s Commitment is increased pursuant to Section 2.11(c) hereof, additional Syndicated Loans made on or after the effectiveness thereof (the “Re-Allocation Date”) shall be made pro rata based on the Commitment Percentages in effect on and after such Re-Allocation Date (except to the extent that any such pro rata borrowings would result in any Lender making an aggregate principal amount of Syndicated Loans in excess of its Commitment, in which case such excess amount will be allocated to, and made by, such Additional Lenders and/or Lenders with such increased Commitments to the extent of, and pro rata based on, their respective Commitments otherwise available for Syndicated Loans), and continuations of Eurodollar Loans outstanding on such Re-Allocation Date shall be effected by repayment of such Eurodollar Loans on the last day of the Interest Period applicable thereto and the making of new Eurodollar Loans pro rata based on such new Commitments; provided that until such date after the Re-Allocation Date as all the Syndicated Loans outstanding shall be held pro rata by all the Lenders (including the Additional Lenders), the Company shall only request Interest Periods that end on or before the last day of the last Interest Period for Syndicated Loans existing on the Re-Allocation Date. In the event that on any such Re-Allocation Date there is an unpaid principal amount of Base Rate Loans, the Borrower shall make prepayments thereof and borrowings of Base Rate Loans so that, after giving effect thereto, the Base Rate Loans outstanding are held pro rata based on such new Commitments. In the event that on any such Re-Allocation Date there is an unpaid principal amount of Eurodollar Loans, such Eurodollar Loans may remain outstanding with the respective holders thereof only until the earlier of (i) the expiration of their respective Interest Periods and (ii) the date on which such Eurodollar Loans may be prepaid hereunder without any amounts becoming payable pursuant to Section 5.04 hereof; and interest on and repayments of such Eurodollar Loans will be paid thereon to the respective Lenders holding such Eurodollar Loans pro rata based on the respective principal amounts thereof outstanding.

(e)  Notwithstanding the foregoing, no increase in the aggregate Commitments hereunder pursuant to this Section 2.11 shall be effective unless:

(i)  each Additional Lender prior to becoming a Lender hereunder shall have entered into an agreement in form and substance satisfactory to the Company and the Administrative Agent pursuant to which such Additional Lender undertakes a Commitment, and upon the effectiveness of such agreement, the date of the effectiveness of any such agreement being hereinafter referred to as the “Increased Commitment Date”), such Additional Lender shall be a “Lender” for all purposes of this Agreement;

(ii)  the Company shall have given the Administrative Agent notice of such increase at least three Business Days prior to the relevant Increased Commitment Date;

(iii)  no increase in the Commitments hereunder shall result in the aggregate amount of the Commitments exceeding $900,000,000;

(iv)  no Lender’s Commitment shall be increased without the prior express written consent of such Lender;

(v)  no Default shall have occurred and be continuing on and as of the date of the notice referred to in clause (ii) above or on such Increased Commitment Date;

(vi)  there shall not have occurred any ratable reduction of the Commitments pursuant to Section 2.05(b) hereof on or within the twelve month period immediately prior to such Increased Commitment Date;

(vii)  after giving effect to such increase in Commitments, no one Lender’s Commitment would exceed 20% of the aggregate amount of the Commitments; and

(viii)  the Administrative Agent shall have received (with sufficient copies for each Lender), each of which shall be satisfactory to the Administrative Agent, certified copies of Board of Director resolutions authorizing such increase and an opinion of counsel of the Company with respect to such increase.

SECTION 2.12.  Extension of Maturity Date.

(a)  The Company may, by notice to the Administrative Agent (which shall promptly notify the Lenders) not less than 60 days and not more than 90 days prior to any anniversary of the Closing Date, request that the Lenders extend the Maturity Date then in effect (the “Existing Maturity Date”) for an additional year or two years from the Existing Maturity Date; provided that, no such extension shall extend the Maturity Date beyond the sooner to occur of (i) the date five years after such anniversary or (ii) the seventh anniversary of the Closing Date. Each Lender, acting in its sole discretion, shall, by notice to the Company and the Administrative Agent given on or prior to the date (herein, the “Consent Date”) that is 30 days prior to the relevant anniversary (except that, if such date is not a Business Day, such notice shall be given on the next succeeding Business Day), advise the Company whether or not such Lender agrees to such extension; provided that each Lender that determines not to extend the Maturity Date (a “Non-extending Lender”) shall notify the Administrative Agent (which shall notify the Lenders) of such fact promptly after such determination (but in any event no later than the Consent Date) and any Lender that does not advise the Company on or before the Consent Date shall be deemed to be a Non-extending Lender. The election of any Lender to agree to such extension shall not obligate any other Lender to so agree.

(b)  The Company shall have the right on or before the relevant anniversary to replace each Non-extending Lender with, and otherwise add to this Agreement, one or more other banks (which may include any Lender, each prior to the Existing Maturity Date an “Additional Commitment Lender”) with (in the case of any Additional Commitment Lender that is not already a Lender) the approval of the Administrative Agent (which approval shall not be unreasonably withheld), each of which Additional Commitment Lenders shall have entered into an agreement in form and substance satisfactory to the Company and the Administrative Agent pursuant to which such Additional Commitment Lender shall, effective as of the relevant anniversary, undertake a Commitment (and, if any such Additional Commitment Lender is already a Lender, its Commitment shall be in addition to such Lender’s Commitment hereunder on such date).

(c)  If (and only if) the total of the Commitments of the Lenders that have agreed so to extend the Maturity Date and the additional Commitments of the Additional Commitment Lenders shall be at least 100% of the aggregate amount of the Commitments in effect immediately prior to the Consent Date, then, effective as of the relevant anniversary, the Existing Maturity Date shall be extended as requested under, and subject to the provisions of, the first sentence of paragraph (a) above (except that, if the date on which the Maturity Date is to be extended is not a Business Day, such Maturity Date as so extended shall be the next preceding Business Day) and each Additional Commitment Lender shall thereupon become a “Lender” for all purposes of this Agreement (and the Administrative Agent shall notify the Lenders of the extension).

(d)  Notwithstanding the foregoing, the extension of the Existing Maturity Date shall not be effective unless:

(i)  no Default shall have occurred and be continuing on each of the date of the notice requesting such extension, on the Consent Date and on the relevant anniversary date;

(ii)  each of the representations and warranties made by the Company in Section 7 hereof shall be true and complete on and as of each of the date of the notice requesting such extension, the Consent Date and the relevant anniversary date with the same force and effect as if made on and as of such date (or, if any such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date); and

(iii)  each Non-extending Lender shall have been paid in full all amounts owing to such Lender hereunder on or before the relevant anniversary date.

SECTION 2.13.  Letters of Credit.

(a)  Subject to the terms and conditions set forth herein, the Company may request the issuance of Letters of Credit for its own account (or in the name of another Person as applicant, with the consent of the Issuing Bank, such consent not to be unreasonably withheld, provided that either (x) such Letter of Credit states by its terms that the Company remains the account party liable to reimburse the Issuing Bank for all drawings under said Letter of Credit, or (y) such other Person, the Company and the Issuing Bank shall enter into documentation acceptable to the Issuing Bank and the Administrative Agent providing that the Company is liable in all events to reimburse the Issuing Bank for all drawings under said Letter of Credit) in a form reasonably acceptable to the Administrative Agent and the Issuing Bank, at any time and from time to time prior to the Maturity Date. In the event of any inconsistency between the terms and conditions of this Agreement and the terms and conditions of any form of letter of credit application or other agreement submitted by the Company to, or entered into by the Company with, the Issuing Bank relating to any Letter of Credit, the terms and conditions of this Agreement shall control.

(b)  To request the issuance of a Letter of Credit (or the amendment, renewal or extension of an outstanding Letter of Credit), the Company shall hand deliver or telecopy (or transmit by electronic communication, if arrangements for doing so have been approved by the Issuing Bank) to the Issuing Bank and the Administrative Agent (reasonably in advance of the requested date of issuance, amendment, renewal or extension) a notice requesting the issuance of a Letter of Credit, or identifying the Letter of Credit to be amended, renewed or extended, the date of issuance, amendment, renewal or extension, the date on which such Letter of Credit is to expire (which shall comply with paragraph (c) of this Section), the amount of such Letter of Credit, the name and address of the beneficiary thereof and such other information as shall be necessary to prepare, amend, renew or extend such Letter of Credit. If requested by the Issuing Bank, the Company also shall submit a letter of credit application in a form to be agreed upon by the Company and the Issuing Bank in connection with any request for a Letter of Credit, provided that to the extent that any term or condition contained in such letter of credit application shall conflict in any respect with any term or condition contained herein, the terms and conditions hereof shall be controlling, and provided further that the terms and conditions set forth in such letter of credit application shall be no less favorable to the Company than those set forth herein. A Letter of Credit shall be issued, amended, renewed or extended only if (and upon issuance, amendment, renewal or extension of each Letter of Credit the Company shall be deemed to represent and warrant that), after giving effect to such issuance, amendment, renewal or extension (i) the LC Exposure shall not exceed $75,000,000 and (ii) the aggregate principal amount of all Revolving Credit Exposure together with the aggregate principal amount of all Competitive Bid Loans and Swingline Loans at any one time outstanding shall not exceed the aggregate amount of the Lenders’ Commitments at such time.

(c)  Each Letter of Credit shall expire at or prior to the close of business on the date that is five Business Days prior to the Maturity Date.

(d)  By the issuance of a Letter of Credit (or an amendment to a Letter of Credit increasing the amount thereof) and without any further action on the part of the Issuing Bank or the Lenders, the Issuing Bank hereby grants to each Lender, and each Lender hereby acquires from the Issuing Bank, a participation in such Letter of Credit equal to such Lender’s pro rata percentage (based upon such Lender’s Commitment in relation to the aggregate Commitments of all of the Lenders as of such date) (its “Pro Rata Percentage”) of the aggregate amount available to be drawn under such Letter of Credit. In consideration and in furtherance of the foregoing, each Lender hereby absolutely and unconditionally agrees to pay to the Administrative Agent, for the account of the Issuing Bank, such Lender’s Pro Rata Percentage of each LC Disbursement made by the Issuing Bank and not reimbursed by the Company on the date due as provided in paragraph (e) of this Section, or of any reimbursement payment required to be refunded to the Company for any reason. Each Lender acknowledges and agrees that its obligation to acquire a participation pursuant to this paragraph in respect of Letters of Credit is absolute and unconditional and shall not be affected by any circumstance whatsoever, including any amendment, renewal or extension of any Letter of Credit or the occurrence and continuance of a Default or reduction or termination of the Commitments, and that each such payment shall be made without any offset, abatement, withholding or reduction whatsoever. The Administrative Agent shall promptly notify each Lender of any issuance, amendment, renewal or extension of any Letter of Credit. Such notice shall include the amount, beneficiary, issuance date and expiration date of such Letter of Credit, and the applicable Lender's Pro Rata Percentage of such Letter of Credit.

(e)  If the Issuing Bank shall make any LC Disbursement in respect of a Letter of Credit, the Company shall reimburse such LC Disbursement by paying to the Administrative Agent an amount equal to such LC Disbursement not later than 12:00 noon, New York City time on (i) the Business Day that the Company receives such notice, if such notice is received prior to 10:00 a.m. , New York City time, on the day of receipt, or (ii) the Business Day immediately following the day that the Company receives such notice, if such notice is not received prior to such time on the day of receipt; provided that, if such LC Disbursement is not less than $50,000, unless otherwise specified to the Administrative Agent by the Company, the Company shall be deemed to have requested, subject to the conditions to borrowing set forth herein, in accordance with Sections 2.02 and 4.05 prior to 11:00 a.m., New York City time, on the date that such LC Disbursement is made, that such payment be financed with a Base Rate Loan in an equivalent amount and, to the extent so financed, the Company’s obligation to make such payment shall be discharged and replaced by the resulting Base Rate Loan. If the Company fails to make such payment when due, the Administrative Agent shall notify each Lender of the applicable LC Disbursement, the payment then due from the Company in respect thereof and such Lender’s Pro Rata Percentage thereof. Promptly following receipt of such notice, each Lender shall pay to the Administrative Agent its Pro Rata Percentage of the payment then due from the Company, in the same manner as provided in Section 2.02 with respect to Loans made by such Lender (and Section 2.02 shall apply, mutatis mutandis, to the payment obligations of the Lenders), and the Administrative Agent shall promptly pay to the Issuing Bank the amounts so received by it from the Lenders. Promptly following receipt by the Administrative Agent of any payment from the Company pursuant to this paragraph, the Administrative Agent shall distribute such payment to the Issuing Bank or, to the extent that Lenders have made payments pursuant to this paragraph to reimburse the Issuing Bank, then to such Lenders and the Issuing Bank as their interests may appear. Any payment made by a Lender pursuant to this paragraph to reimburse the Issuing Bank for any LC Disbursement (other than the funding of Base Rate Loans as contemplated above) shall not constitute a Loan and shall not relieve the Company of its obligation to reimburse such LC Disbursement.

(f)  The obligations of the Company to reimburse LC Disbursements as provided in paragraph (e) of this Section shall be absolute, unconditional and irrevocable, and shall be performed strictly in accordance with the terms of this Agreement under all circumstances whatsoever, including without limitation the following: (i) the existence of any claim, set-off, defense or other rights which the Company or any other Person may have at any time against any beneficiary of any Letter of Credit or any transferee of a Letter of Credit (or any Person for whom any such beneficiary or any such transferee may be acting), the Issuing Bank, the Administrative Agent, the Lenders or any other Person, whether in connection with this Agreement or any unrelated transaction; (ii) the failure by the Issuing Bank to honor any drawing under a Letter of Credit or to make any payment demanded under any Letter of Credit on the ground that the demand for such payment does not conform to the terms and conditions of such Letter of Credit; and (iii) any circumstances which might constitute a legal or equitable discharge of any obligations hereunder, it being agreed that the Company’s obligations hereunder shall not be discharged except by the performance thereof strictly in accordance with the terms of this Agreement including, without limitation, the payment in full as herein provided of all amounts owing hereunder in respect of Letters of Credit. Neither the Administrative Agent, the Lenders nor the Issuing Bank, nor any of their Related Parties, shall have any liability or responsibility by reason of or in connection with the issuance or transfer of any Letter of Credit or any payment or failure to make any payment thereunder (irrespective of any of the circumstances referred to in the preceding sentence), or any error, omission, interruption, loss or delay in transmission or delivery of any draft, notice or other communication under or relating to any Letter of Credit (including any document required to make a drawing thereunder), any error in interpretation of technical terms or any consequence arising from causes beyond the control of the Issuing Bank; provided that the foregoing shall not be construed to excuse the Issuing Bank from liability to the Company to the extent of any direct damages (as opposed to consequential damages, claims in respect of which are hereby waived by the Company to the extent permitted by applicable law) suffered by the Company that are caused by the Issuing Bank’s failure to exercise care when determining whether drafts and other documents presented under a Letter of Credit comply with the terms thereof. In furtherance of the foregoing and without limiting the generality thereof, the parties agree that, with respect to documents presented which appear on their face to be in substantial compliance with the terms of a Letter of Credit, the Issuing Bank may, in its sole discretion, either (x) accept and make payment upon such documents without responsibility for further investigation, unless a Responsible Officer of the Issuing Bank has actually received written notice to the contrary from the Company, or (y) refuse to accept and make payment upon such documents if such documents are not in strict compliance with the terms of such Letter of Credit. In no event shall any Lender or the Administrative Agent be required to pay, reimburse or otherwise indemnify the Issuing Bank for any loss, costs, liabilities or expenses incurred by the Issuing

Bank in connection with its issuance or maintenance of any Letter of Credit hereunder except to the extent expressly set forth in this Agreement. The immediately preceding sentence shall survive the termination of this Agreement.

(g)  The Issuing Bank shall, promptly following its receipt thereof, examine all documents purporting to represent a demand for payment under a Letter of Credit. The Issuing Bank shall promptly notify the Administrative Agent and the Company by telephone (confirmed by telecopy) of such demand for payment and whether the Issuing Bank has made or will make an LC Disbursement thereunder; provided that any failure to give or delay in giving such notice shall not relieve the Company of its obligation to reimburse the Issuing Bank and the Lenders with respect to any such LC Disbursement.

(h)  If the Issuing Bank shall make any LC Disbursement, then, unless the Company shall reimburse such LC Disbursement in full on the date such LC Disbursement is made, the unpaid amount thereof shall bear interest, for each day from and including the date such LC Disbursement is made to but excluding the date that the Company reimburses such LC Disbursement, at the rate per annum then applicable to Base Rate Loans; provided that, if the Company fails to reimburse such LC Disbursement when due pursuant to paragraph (e) of this Section, then interest shall be due and payable at the Post-Default Rate for each day such reimbursement is not received by the Administrative Agent. Interest accrued pursuant to this paragraph shall be for the account of the Issuing Bank, except that interest accrued on and after the date of payment by any Lender pursuant to paragraph (e) of this Section to reimburse the Issuing Bank shall be for the account of such Lender to the extent of such payment.

(i)  The Issuing Bank for any Letter of Credit may be replaced at any time by written agreement among the Company, the Administrative Agent, the replaced Issuing Bank and the successor Issuing Bank. The Administrative Agent shall notify the Lenders of any such replacement of the Issuing Bank. At the time any such replacement shall become effective, the Company shall pay all unpaid fees accrued for the account of the replaced Issuing Bank pursuant to Section 2.06(c). From and after the effective date of any such replacement, (i) the successor Issuing Bank shall have all the rights and obligations of an Issuing Bank under this Agreement with respect to Letters of Credit to be issued thereafter and (ii) references herein to the term “Issuing Bank” shall be deemed, with respect to the relevant Letter of Credit, to refer to such successor or to any previous Issuing Bank, or to such successor and all previous Issuing Banks, as the context shall require. After the replacement of an Issuing Bank hereunder, the replaced Issuing Bank shall remain a party hereto and shall continue to have all the rights and obligations of an Issuing Bank under this Agreement with respect to Letters of Credit issued by it prior to such replacement, but shall not be required to issue additional Letters of Credit.

(j)  If any Event of Default shall occur and be continuing, on the Business Day that the Company receives notice from the Administrative Agent or the Required Lenders (or, if the maturity of the Loans has been accelerated, Lenders with LC Exposure representing greater than 51% of the total LC Exposure) demanding the deposit of cash collateral pursuant to this paragraph, the Company shall deposit in an account with the Administrative Agent, in the name of the Administrative Agent and for the benefit of the Lenders, an amount in cash equal to the LC Exposure as of such date plus any accrued and unpaid interest thereon; provided that the obligation to deposit such cash collateral shall become effective immediately, and such deposit shall become immediately due and payable, without demand or other notice of any kind, upon the occurrence of any Event of Default with respect to the Company described in clause (f) or (g) of Article 9. Such deposit shall be held by the Administrative Agent as collateral for the payment and performance of the obligations of the Company under this Agreement. The Administrative Agent shall have exclusive dominion and control, including the exclusive right of withdrawal, over such account. Other than any interest earned on the investment of such deposits, which investments shall be made at the option and sole discretion of the Administrative Agent and at the Company’s risk and expense, such deposits shall not bear interest. Interest or profits, if any, on such investments shall accumulate in such account. Moneys in such account shall be applied by the Administrative Agent to reimburse the Issuing Bank for LC Disbursements for which it has not been reimbursed and, to the extent not so applied, shall be held for the satisfaction of the reimbursement obligations of the Company for the LC Exposure at such time or, if the maturity of the Loans has been accelerated (but subject to the consent of Lenders with LC Exposure representing greater than 51% of the total LC Exposure), be applied to satisfy other obligations of the Company under this Agreement. If the Company is required to provide an amount of cash collateral hereunder as a result of the occurrence of an Event of Default, such amount (to the extent not applied as aforesaid) shall be returned to the Company within three Business Days after all Events of Default have been cured or waived. To the extent that all, or any portion of the Lenders’ LC Exposure with respect to any Letter of Credit is reduced by means of expiration of such Letter of Credit or by virtue of any provision in any Letter of Credit permanently reducing the amounts available to be drawn thereunder for any reason, the Administrative Agent shall return an amount to the Company equal to the amount of such reduction no later than 90 days after the date of such reduction. The Company hereby grants to the Administrative Agent a security interest in any cash collateral deposited pursuant to the terms of this Section 2.13(j) and this Agreement shall be deemed to be a security agreement for all purposes of the Uniform Commercial Code in effect in all applicable jurisdictions; provided that no UCC-1 or similar financing statement shall be filed in connection with this Agreement in any jurisdiction, without the Company’s prior written consent.

(k)  The provisions of this Section 2.13 shall not limit the right of the Company to obtain letters of credit other than pursuant to this Agreement.

ARTICLE III

Payments of Principal and Interest.

SECTION 3.01.  Repayment of Loans.

(a)  The Company hereby promises to pay to the Administrative Agent for account of each Lender the principal of each Syndicated Loan made by such Lender, and each Syndicated Loan shall mature, on the Maturity Date.

(b)  The Company agrees to pay to the Administrative Agent for account of each Lender that makes a Competitive Bid Loan the principal of such Competitive Bid Loan, and such Competitive Bid Loan shall mature, on the last day of the Interest Period for such Competitive Bid Loan.

(c)  The Company hereby promises to pay to the Administrative Agent for account of the Swingline Lender the principal of each Swingline Loan at or prior to, and such Swingline Loan shall mature at, 1:00 p.m. New York time on the Swingline Maturity Date for such Swingline Loan.

SECTION 3.02.  Interest. (a) The Company hereby promises to pay to the Administrative Agent for account of each Lender interest on the unpaid principal amount of each Loan made by such Lender for the period from and including the date of such Loan to but excluding the date such Loan shall be paid in full, at the following rates per annum:

(i)  if such Loan is a Base Rate Loan, the Base Rate (as in effect from time to time);

(ii)  if such Loan is a Eurodollar Loan, the Eurodollar Rate for such Loan for the Interest Period therefor plus the Applicable Margin;

(iii)  if such Loan is a Swingline Loan, the Base Rate for each day during the period from and including the date of such Swingline Loan to but excluding the Swingline Maturity Date for such Swingline Loan;

(iv)  if such Loan is a LIBOR Bid Loan, the Eurodollar Rate for such Loan for the Interest Period therefor plus (or minus) the LIBO Margin quoted by the Lender making such Loan in accordance with Section 2.03 hereof; and

(v)  if such Loan is an Absolute Rate Loan, the Absolute Rate for such Loan for the Interest Period therefor quoted by the Lender making such Loan in accordance with Section 2.03 hereof.

(b)  Notwithstanding the foregoing, the Company hereby promises to pay to the Administrative Agent for account of each Lender interest at the applicable Post-Default Rate on any principal of any Loan made by such Lender and on any other amount payable by the Company hereunder or under the Notes, if any, held by such Lender to or for account of such Lender, that shall not be paid in full when due (whether at stated maturity, by acceleration, by mandatory prepayment or otherwise), for the period from and including the due date thereof to but excluding the date the same is paid in full. Accrued interest on each Loan shall be payable on the last day of the Interest Period therefor and, if such Interest Period is longer than 90 days (in the case of an Absolute Rate Loan) or three months (in the case of a Fixed Rate Loan), at 90-day or three-month intervals, respectively, following the first day of such Interest Period, provided that (i) interest on Base Rate Loans shall be payable on each Quarterly Date and on the Maturity Date and (ii) interest on Swingline Loans shall be payable on the Swingline Maturity Date therefor and (b) in the case of any Loan, upon the payment or prepayment thereof (but only on the principal amount so paid or prepaid), except that interest payable at the Post-Default Rate shall be payable from time to time on demand. Promptly after the determination of any interest rate provided for herein or any change therein, the Administrative Agent shall give notice thereof to the Lenders to which such interest is payable and to the Company.

ARTICLE IV

Payments; Pro Rata Treatment; Computations; Etc.

SECTION 4.01.  Payments.

(a)  Except to the extent otherwise provided herein, all payments of principal, interest, reimbursement of LC Disbursements, fees and other amounts to be made by the Company under this Agreement and the Notes, shall be made in Dollars, in immediately available funds, without deduction, set-off or counterclaim, to the Administrative Agent at an account designated by the Administrative Agent not later than 1:00 p.m. New York time on the date on which such payment shall become due (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day), provided that if a new Loan is to be made by any Lender on a date the Company is to repay any principal of an outstanding Loan of such Lender, such Lender shall apply the proceeds of such new Loan to the payment of the principal to be repaid and only an amount equal to the difference between the principal to be borrowed and the principal to be repaid shall be made available by such Lender to the Administrative Agent as provided in Section 2.02 hereof or paid by the Company to the Administrative Agent pursuant to this Section 4.01, as the case may be.

(b)  The Company shall, at the time of making each payment under this Agreement or any Note for account of any Lender, specify to the Administrative Agent (which shall so notify the intended recipient(s) thereof) the Loans or other amounts payable by the Company hereunder to which such payment is to be applied (and in the event that the Company fails to so specify, or if an Event of Default has occurred and is continuing, the Administrative Agent shall distribute such payment, subject to Section 4.02 hereof, first to the Swingline Lender (to the extent any amounts are then due and payable to the Swingline Lender on account of any Swingline Loan) and then to the Lenders for application in such manner as the Administrative Agent may determine to be appropriate).

(c)  Each payment received by the Administrative Agent under this Agreement or any Note for account of any Lender shall be paid by the Administrative Agent promptly to such Lender, in immediately available funds, for account of such Lender’s lending office for the Loan or other obligation in respect of which such payment is made.

(d)  If the due date of any payment under this Agreement or any Note would otherwise fall on a day that is not a Business Day, such date shall be extended to the next succeeding Business Day, and interest shall be payable for any principal so extended for the period of such extension.

SECTION 4.02.  Pro Rata Treatment. Except to the extent otherwise provided herein, (a) each borrowing of Syndicated Loans from the Lenders under Section 2.01 hereof shall be made from the Lenders, each payment of facility fee under Section 2.06 hereof shall be made for account of the Lenders and each termination or reduction of the amount of the Commitments under Section 2.05 hereof shall be applied to the respective Commitments of the Lenders, pro rata according to the amounts of their respective Commitments; (b) except as otherwise provided in Sections 2.11, 5.02 and 5.03 hereof, Eurodollar Loans having the same Interest Period shall be allocated pro rata among the Lenders according to the amounts of their respective Commitments (in the case of making Loans) or their respective Loans (in the case of Conversions and Continuation of Loans); (c) each payment or prepayment of principal of Syndicated Loans by the Company shall be made for account of the Lenders pro rata in accordance with the respective unpaid principal amounts of the Syndicated Loans held by them; and (d) each payment of interest on Syndicated Loans by the Company shall be made for account of the Lenders pro rata in accordance with the amounts of interest on such Loans then due and payable to the respective Lenders; and notwithstanding the foregoing, borrowings, payments and prepayments of Swingline Loans shall be made without regard to the foregoing provisions of this Section 4.02.

SECTION 4.03.  Computations. Interest on Fixed Rate Loans and all fees shall be computed on the basis of a year of 360 days and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable, and interest on Base Rate Loans shall be computed on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed (including the first day but excluding the last day) occurring in the period for which payable. Notwithstanding the foregoing, for each day that the Base Rate is calculated by reference to the Federal Funds Rate, interest on Base Rate Loans shall be computed on the basis of a year of 360 days and actual days elapsed.

SECTION 4.04.  Minimum Amounts. Except for prepayments made pursuant to Section 5.04 hereof, (x) (A) each borrowing and Conversion of Base Rate Loans shall be in a minimum amount of $1,000,000 and in an integral multiple of $500,000 (provided that a Base Rate Loan may be in an aggregate amount that is equal to the entire unused balance of the Lenders’ Commitments or that is required to finance the reimbursement of an LC Disbursement as contemplated by Section 2.13(e)) and (B) each partial prepayment of principal of Base Rate Loans shall be in an integral multiple of $1,000,000 and (y) (A) each borrowing of, and Conversion into, Eurodollar Loans shall be in an aggregate amount at least equal to $5,000,000 or a larger multiple of $1,000,000 and (B) each partial prepayment of principal of Eurodollar Loans shall be in an aggregate amount at least equal to $5,000,000 or a larger multiple of $1,000,000 (borrowings, Conversions or prepayments of or into Loans of different Types or, in the case of Eurodollar Loans, having different Interest Periods at the same time hereunder to be deemed separate borrowings, Conversions and prepayments for purposes of the foregoing, one for each Type or Interest Period), provided that the aggregate principal amount of Eurodollar Loans having the same Interest Period shall be in an amount at least equal to $5,000,000 or a larger multiple of $1,000,000 and, if any Eurodollar Loans would otherwise be in a lesser principal amount for any period, such Loans shall be Base Rate Loans during such period. Each borrowing or partial prepayment of Swingline Loans shall be in an integral multiple of $500,000.

SECTION 4.05.  Certain Notices. Except as otherwise provided in Section 2.03 hereof with respect to Competitive Bid Loans, notices by the Company to the Administrative Agent of terminations or reductions of the Commitments and of borrowings, Conversions, Continuations and optional prepayments of Loans, of Types of Loans and of the duration of Interest Periods shall be irrevocable and shall be effective only if received by the Administrative Agent not later than 11:00 a.m. New York time (or 2:00 p.m. in connection with Swingline Loans) on the number of Business Days prior to the date of the relevant termination, reduction, borrowing, Conversion, Continuation or prepayment or the first day of such Interest Period specified below:

Notice	Number of Business Days Prior

Termination or reduction of Commitments	3
Borrowing or prepayment of, or Conversion into, Base Rate Loans	1
Borrowing or prepayment of, Conversion into, Continuation as or duration of Interest Period for, Eurodollar Loans	3
Reimbursement of LC Disbursement by means of borrowing of Base Rate Loan	Same day

Each such notice of termination or reduction shall specify the amount of the Commitments to be terminated or reduced. Each such notice of borrowing, Conversion, Continuation or optional prepayment shall specify the Loans to be borrowed, Converted, Continued or prepaid and the amount (subject to Section 4.04 hereof) and Type of each Loan to be borrowed, Converted, Continued or prepaid and the date of borrowing, Conversion, Continuation or optional prepayment (which shall be a Business Day). The Administrative Agent shall promptly notify the Lenders of the contents of each such notice. In the event that the Company fails to select the Type of Loan, or the duration of any Interest Period for any Eurodollar Loan, within the time period and otherwise as provided in this Section 4.05, such Loan (if outstanding as a Eurodollar Loan) will be automatically Converted into a Base Rate Loan on the last day of the then current Interest Period for such Loan or (if outstanding as a Base Rate Loan) will remain as, or (if not then outstanding) will be made as, a Base Rate Loan.

SECTION 4.06.  Non-Receipt of Funds by the Administrative Agent. Unless the Administrative Agent shall have been notified by a Lender or the Company (the “Payor”) prior to the date on which the Payor to make payment to the Administrative Agent of (in the case of a Lender) the proceeds of a Loan to be made by such Lender hereunder or (in the case of the Company) a payment to the Administrative Agent for account of one or more of the Lenders hereunder (such payment being herein called the “Required Payment”), which notice shall be effective upon receipt, that the Payor does not intend to make the Required Payment to the Administrative Agent, the Administrative Agent may assume that the Required Payment has been made and may, in reliance upon such assumption (but shall not be required to), make the amount thereof available to the intended recipient(s) on such date; and, if the Payor has not in fact made the Required Payment to the Administrative Agent, the recipient(s) of such payment shall, on demand, repay to the Administrative Agent the amount so made available together with interest thereon in respect of each day during the period commencing on the date (the “Advance Date”) such amount was so made available by the Administrative Agent until the date the Administrative Agent recovers such amount at a rate per annum equal to the Federal Funds Rate for such day and, if such recipient(s) shall fail promptly to make such payment, the Administrative Agent shall be entitled to recover such amount, on demand, from the Payor, together with interest as aforesaid, provided that if neither the recipient(s) nor the Payor shall return the Required Payment to the Administrative Agent within three Business Days of the Advance Date, then, retroactively to the Advance Date, the Payor and the recipient(s) shall each be obligated to pay interest on the Required Payment as follows:

(i)  if the Required Payment shall represent a payment to be made by the Company to the Lenders, the Company and the recipient(s) shall each be obligated retroactively to the Advance Date to pay interest in respect of the Required Payment at the Post-Default Rate (without duplication of the obligation of the Company under Section 3.02 hereof to pay interest on the Required Payment at the Post-Default Rate), it being understood that the return by the recipient(s) of the Required Payment to the Administrative Agent shall not limit such obligation of the Company under said Section 3.02 to pay interest at the Post-Default Rate in respect of the Required Payment and

(ii)  if the Required Payment shall represent proceeds of a Loan to be made by the Lenders to the Company, the Payor and the Company shall each be obligated retroactively to the Advance Date to pay interest in respect of the Required Payment pursuant to whichever of the rates specified in Section 3.02 hereof is applicable to the Type of such Loan, it being understood that the return by the Company of the Required Payment to the Administrative Agent shall not limit any claim the Company may have against the Payor in respect of such Required Payment.

SECTION 4.07.  Sharing of Payments, Etc.

(a)  If any Lender shall obtain from the Company payment of any principal of or interest on any Loan of any Class owing to it or payment of any participation in any LC Disbursement or any other amount under this Agreement through the exercise of any right of set-off, banker’s lien or counterclaim or similar right or otherwise (other than from the Administrative Agent as provided herein), and, as a result of such payment, such Lender shall have received a greater percentage of the principal of or interest on the Loans of such Class, with respect to such participation in such LC Disbursement, or such other amounts then due hereunder by the Company to such Lender than the percentage received by any other Lender, it shall promptly purchase from such other Lenders participations in (or, of and to the extent specified by such Lender, direct interests in) the Loans of such Class, participations in such LC Disbursements or such other amounts, respectively, owing to such other Lenders (or in interest due thereon, as the case may be) in such amounts, and make such other adjustments from time to time as shall be equitable, to the end that all the Lenders shall share the benefit of such excess payment (net of any expenses that may be incurred by such Lender in obtaining or preserving such excess payment) pro rata in accordance with the unpaid principal of and/or interest on the Loans of such Class, participations in such LC Disbursements or such other amounts, respectively, owing to each of the Lenders. To such end all the Lenders shall make appropriate adjustments among themselves (by the resale of participations sold or otherwise) if such payment is rescinded or must otherwise be restored.

(b)  The Company agrees that any Lender so purchasing such a participation (or direct interest) may exercise all rights of set-off, banker’s lien, counterclaim or similar rights with respect to such participation as fully as if such Lender were a direct holder of Loans or other amounts (as the case may be) owing to such Lender in the amount of such participation.

ARTICLE V

Yield Protection, Etc.

SECTION 5.01.  Additional Costs.

(a)  It is understood that the cost to the Lenders of making or maintaining Eurodollar Loans or participating in, issuing or maintaining Letters of Credit may fluctuate as a result of the applicability of, or changes in, reserve requirements imposed by the Board of Governors of the Federal Reserve System of the United States, including but not limited to, reserve requirements under Regulation D in connection with Eurocurrency Liabilities (as defined in Regulation D) at the ratios provided for in Regulation D from time to time. The Company agrees to pay to each Lender from time to time, as provided in paragraph (c) below, such amounts as shall be necessary to compensate such Lender for the portion of the cost of making or maintaining any Eurodollar Loans made by it or participating in, issuing or maintaining Letters of Credit, resulting from any such reserve requirements, it being understood that the rates of interest applicable to Eurodollar Loans hereunder have been determined on the hypothetical assumption that no such reserve requirements exist or will exist and that such rates do not reflect costs imposed on such Lender in connection with such reserve requirements. It is agreed that for purposes of this paragraph (a) the Eurodollar Loans made hereunder shall be deemed to constitute Eurocurrency Liabilities (as defined in Regulation D) and to be subject to the reserve requirements of Regulation D without benefit or credit of proration, exemptions or offsets which might otherwise be available to such Lender from time to time under Regulation D.

(b)  In the event that after the Closing Date any change in conditions or in applicable law, rule or regulations or in the interpretation or administration thereof (including, without limitation, any request, guideline or policy not having the force of law) by any authority charged with the administration or interpretation thereof shall occur which shall:

(i)  subject any Lender to any tax with respect to any Eurodollar Loan (other than any tax on the overall net income of such Lender imposed by the United States of America or by the jurisdiction in which such Lender has its principal office or any political subdivision or taxing authority therein) or with respect to participating in issuing or maintaining Letters of Credit ; or

(ii)  change the basis of taxation of any payment to any Lender of principal of or interest on any Eurodollar Loan or with respect to participating in issuing or maintaining Letters of Credit, or with respect to other fees and amounts payable hereunder, or any combination of the foregoing; or

(iii)  impose, modify or deem applicable any reserve, deposit, capital adequacy or similar requirement against any assets held by, deposits with or for the account of or loans or commitments by, or in respect of participations in or the issuance or maintenance of Letters of Credit by an office of any Lender; or

(iv)  impose upon any Lender or the London interbank market any other condition with respect to the Eurodollar Loans or this Agreement;

and the result of any of the foregoing shall be to increase the actual cost to such Lender of making or maintaining any Eurodollar Loan hereunder, or of participating in, issuing or maintaining Letters of Credit or to reduce the amount of any payment (whether of principal, interest, reimbursement of LC Disbursements or otherwise) received or receivable by such Lender, or to require such Lender to make any payment in connection with any Eurodollar Loan or in respect of participations in or the issuance or maintenance of Letters of Credit, or to reduce the rate of return on capital of such Lender as a consequence of such Lender’s obligations hereunder to a level below that which such Lender could have achieved but for such change, in each case by or in an amount which such Lender in its sole judgment shall deem material, then and in each such case the Company shall pay to such Lender, as provided in paragraph (c) below (but without duplication of the payments required under paragraph (a) above), such amounts as shall be necessary to compensate such Lender for such cost, reduction or payment.

(c)  Each Lender shall deliver to the Company, with a copy to the Administrative Agent, from time to time one or more certificates setting forth the amounts due under paragraphs (a) and (b) above, the reserve requirements or changes as a result of which such amounts are due and the manner of computing such amounts. Each such certificate shall be conclusive in the absence of manifest error. The Company shall pay the amounts shown as due on any such certificate within 10 Business Days after its receipt of the same. No failure on the part of any Lender to demand compensation under paragraph (a) or (b) above on any one occasion shall constitute a waiver of its right to demand such compensation on any other occasion. The protection of this Section 5.01 shall be available to each Lender regardless of any possible contention of the invalidity or inapplicability of any law, regulation or other condition which shall give rise to any demand by such Lender for compensation hereunder; provided, however, that if any Lender shall receive a reimbursement of any additional tax assessment or other amount as a result of such contention, such Lender shall remit such reimbursed funds to the Company to the extent that the Company had paid such amounts to such Lender less any expenses reasonably incurred by such Lender.

(d)  Each Lender shall notify the Company, with a copy of such notice to the Administrative Agent, as to the existence of any change described in paragraphs (a) and (b) above as promptly as practicable after gaining knowledge thereof. If the Company shall receive notice of such determination from any Lender with respect to Eurodollar Loans, the Company may either (i) convert such Lender’s Eurodollar Loans to Base Rate Loans, or (ii) prepay, without premium (but subject in either case to the payments required by Sections 5.01(a) and (b) and 5.04 hereof), upon at least three Business Days’ prior written or telex notice to such Lender, but not more than fifteen days after receipt of notice from such Lender, all such Lender’s Eurodollar Loans outstanding together with interest and facility fee accrued to the date of prepayment on such amount and the aggregate Commitments shall be reduced by an amount equal to such Lender’s Commitment and such Lender’s Commitment shall be reduced to zero.

(e)  Any Lender claiming any additional amounts payable pursuant to paragraph (b) above shall use its best efforts (consistent with its internal policy and legal and regulatory restrictions) to change the jurisdiction of its applicable lending office so as to eliminate the amount of any such costs or additional amounts which may thereafter accrue; provided that no such change shall be made if, in the sole reasonable judgment of such Lender, such change would be disadvantageous to such Lender.

SECTION 5.02.  Limitation on Types of Loans. In the event, and on each occasion, that on the day two Business Days prior to the commencement of any Interest Period for any Fixed Rate Loan, any Lender shall have determined (which determination shall be conclusive and binding upon the Company absent manifest error) (x) that dollar deposits in the amount of the principal amount of such Fixed Rate Loan are not generally available in the London interbank market, or (y) that, in the event that clause (ii) of the definition of “Eurodollar Rate” in Section 1.01 hereof is the basis for determining the rate of interest for Fixed Rate Loans for such Interest Period, the rate at which such dollar deposits are being offered will not adequately and fairly reflect the cost to such Lender of making or maintaining the principal amount of such Fixed Rate Loan during such Interest Period, or reasonable means do not exist for ascertaining the Eurodollar Rate, such Lender shall, as soon as practicable thereafter, give notice of such determination to the Administrative Agent and the other Lenders and the Company. If the Company shall receive notice of such determination, (i) in respect of any such Eurodollar Loan the Company may either (A) withdraw its request for a Eurodollar Loan from such Lender and/or (B) request a Base Rate Loan be made by such Lender or (C) terminate the Commitment of such Lender, and at the end of the then current Interest Period for each outstanding Loan repay all such Lender’s Loans outstanding together with interest and facility fee accrued to the date of such payment on such amount (the aggregate Commitments shall be reduced by an amount equal to such Lender’s Commitment) and any applicable utilization fee due to such Lender shall be paid in arrears on the next following Quarterly Date after the date such Lender’s Commitment has been terminated, and (ii) in respect of any LIBOR Bid Loan, such Lender’s obligation to make such LIBOR Bid Loan shall be terminated.

SECTION 5.03.  Illegality.

(a)  Notwithstanding anything to the contrary contained elsewhere in this Agreement, if any change after the Closing Date in law or regulation or in the interpretation thereof by any governmental authority charged with the administration thereof shall make it unlawful for a Lender to make or maintain any Fixed Rate Loan or to give effect to its obligations as contemplated hereby with respect to a Eurodollar Loan, then, by notice to the Company with a copy to the Administrative Agent, such Lender may:

(i)  declare that Eurodollar Loans will not thereafter be made by such Lender hereunder, whereupon such Lender’s pro rata portion of any subsequent Eurodollar Loan shall instead be a Base Rate Loan, unless such declaration is subsequently withdrawn;

(ii)  require that all outstanding Eurodollar Loans be Converted to Base Rate Loans, whereupon all of such Eurodollar Loans shall be automatically Converted to Base Rate Loans as of the effective date of such notice as provided in paragraph (b) below (notwithstanding the provisions of Section 2.10 hereof); and

(iii)  refuse to make any LIBOR Bid Loan that it has agreed to make.

(b)  For purposes of this Section 5.03, a notice to the Company by any Lender pursuant to paragraph (a) above shall be effective, if lawful, and if any Fixed Rate Loans shall then be outstanding, on the last day of the then current Interest Period; otherwise, such notice shall be effective on the date of receipt by the Company.

SECTION 5.04.  Compensation. The Company shall pay to the Administrative Agent for account of each Lender, upon the request of such Lender through the Administrative Agent, such amount or amounts as shall be sufficient (in the reasonable opinion of such Lender) to compensate it for any loss, cost or expense that such Lender determines is attributable to:

(a)  any payment, mandatory or optional prepayment or Conversion of a Fixed Rate Loan or Absolute Rate Loan made by such Lender for any reason (including, without limitation, the acceleration of the Loans pursuant to Article 9 hereof) on a date other than the last day of the Interest Period for such Loan; or

(b)  any failure by the Company for any reason (including, without limitation, the failure of any of the conditions precedent specified in Article 6 hereof to be satisfied) to borrow a Fixed Rate Loan or Absolute Rate Loan (with respect to which, in the case of a Competitive Bid Loan, the Company has accepted a Competitive Bid Quote) from such Lender on the date for such borrowing specified in the relevant notice of borrowing given pursuant to Section 2.02 or 2.03(b) hereof.

Without limiting the effect of the preceding sentence, such compensation shall include for each Lender on demand an amount equal to any loss incurred or to be incurred by it in the reemployment of the funds released by any (i) failure of the Company to accept a Loan following a request therefor; or (ii) prepayment of any Fixed Rate Loan (whether as a result of a reduction in Commitment or otherwise) permitted under Section 2.10 hereof or any prepayment or Conversion of such a Loan required or permitted by any other provision of this Agreement, in each case if such Loan is prepaid or Converted other than on the last day of the Interest Period for such Loan. Such loss shall be the excess, if any, as reasonably determined by each Lender of its cost of obtaining the funds for the Loan not accepted or being prepaid or Converted over the amount realized by such Lender reemploying the funds received from the Company’s failure to accept the Loan, in prepayment or realized from the Loan so Converted, in each case during the period from the date of such failure, prepayment or Conversion to the end of the Interest Period of the Loan being requested, prepaid or Converted. Each Lender shall deliver to the Company from time to time and upon demand by the Company one or more certificates setting forth the cost of obtaining the funds for the Loan not accepted or prepaid or Converted and the amount realized by such Lender in reemploying the funds, received in prepayment or realized from the Loan so not accepted or Converted.

SECTION 5.05.  U.S. Taxes. Prior to the date of the initial Loan hereunder, and from time to time thereafter if requested by the Company, each Lender and the Swingline Lender, in each case if organized under the laws of a jurisdiction outside the United States, shall provide the Company with the forms prescribed by the Internal Revenue Service of the United States certifying such Lender’s exemption from United States withholding taxes with respect to all payments to be made to such Lender hereunder and under the Notes. Unless the Company has received forms or other documents satisfactory to it indicating that payments hereunder or under any Note are not subject to United States withholding tax or are subject to such tax at a rate reduced by an applicable tax treaty, the Company may withhold taxes from such payments at the applicable statutory rate in the case of payments to or for any Lender organized under the laws of a jurisdiction outside the United States. Notwithstanding any provision in this Section 5.05 to the contrary, in the event the Company withholds such taxes from payments made by the Company, the Company shall not be required to increase the amount of such payment to such Lender or the Swingline Lender in order to compensate such Lender or the Swingline Lender for the amount withheld.

SECTION 5.06.  Replacement of Lenders. So long as no Event of Default has occurred and is continuing, the Company, upon three Business Days’ notice, may require that any Lender (a “Replaced Lender”) transfer all of its right, title and interest under this Agreement (except for its right, title and interest with respect to Letters of Credit for which it has acted as Issuing Bank) and such Replaced Lender’s Notes, if any, to any bank or other financial institution (which may be an existing Lender) (a “Proposed Lender”) identified by the Company so long as (i) if the Proposed Lender is not an existing Lender, such Proposed Lender is satisfactory to the Administrative Agent in its reasonable determination, (ii) (y) such Proposed Lender agrees to assume all of the obligations of such Replaced Lender hereunder (except with respect to Letters of Credit for which it has acted as Issuing Bank), and to purchase all of such Replaced Lender’s Loans and LC Exposure hereunder for consideration equal to the aggregate outstanding principal amount of such Replaced Lender’s Loans and the amount of such LC Exposure, together with interest thereon to the date of such purchase, and arrangements satisfactory to such Replaced Lender in its reasonable determination are made for payment to such Replaced Lender of all other amounts payable hereunder to such Replaced Lender on or prior to the date of such transfer (including any fees accrued hereunder and any amounts that would be payable under Section 5.04 hereof as if all of such Replaced Lender’s Loans were being prepaid in full on such date), or (z) other arrangements satisfactory to the Replaced Lender, the Proposed Lender and the Company are made and (iii) as a result of such replacement the Proposed Lender’s Commitment is not greater than 20% of the aggregate amount of the Commitments. Subject to the provisions of Section 11.06(b) hereof, such Proposed Lender shall be a “Lender” for all purposes hereunder. Without prejudice to the survival of any other agreement of the Company hereunder, the agreements of the Company contained in Sections 5.01 and 11.03 hereof (without duplication of any payments made to such Replaced Lender by the Company or the Proposed Lender) shall survive for the benefit of such Replaced Lender under this Section 5.06 with respect to the time prior to such replacement.

ARTICLE VI

Conditions Precedent.

SECTION 6.01.  Initial Loan. The obligation of any Lender to make its initial Loan hereunder and of any Issuing Bank to issue Letters of Credit hereunder is subject to the conditions precedent that the Administrative Agent shall have received the following documents (with sufficient copies for each Lender), each of which shall be satisfactory to the Administrative Agent (and to the extent specified below, to each Lender) in form and substance (which conditions may be satisfied on the date of the execution and delivery of this Agreement):

(a)  Corporate Documents. Certified copies of the charter and by-laws (or equivalent documents) of the Company, a long-form certificate of good standing for the Company from the office of the Secretary of State of the State of Delaware and certified copies of all corporate authority for the Company (including, without limitation, board of director resolutions and evidence of the incumbency, including specimen signatures, of officers) with respect to the execution, delivery and performance of this Agreement and the Notes and each other document to be delivered by the Company from time to time in connection herewith and the Loans hereunder (and the Administrative Agent and each Lender may conclusively rely on such certificate until it receives notice in writing from the Company to the contrary).

(b)  Opinion of Counsel to the Company. An opinion of Cahill Gordon & Reindel LLP, counsel to the Company, substantially in the form of Exhibit A hereto (and the Company hereby instructs such counsel to deliver such opinion to the Lenders and the Administrative Agent).

(c)  Other Documents. Such other documents as the Administrative Agent or any Lender or Cravath, Swaine & Moore LLP, special counsel to JPMCB, may reasonably request.

(d)  Payment of Fees. Receipt by each of the Lenders of each of the fees which they are entitled to be paid on the Closing Date or prior to the initial extension of credit hereunder pursuant to the terms hereof or of any other agreement between the Company and the Lenders.

(e)  Termination of Existing Credit Agreements. Evidence acceptable to the Administrative Agent that all amounts outstanding pursuant to the Existing Credit Agreements have been repaid in full and that the commitments of the lenders thereunder have been terminated.

SECTION 6.02.  Initial and Subsequent Loans. The obligation of any Lender or the Swingline Lender to make any Loan (including any Competitive Bid Loan and such Lender’s initial Syndicated Loan and any Swingline Loan) to the Company upon the occasion of each borrowing hereunder, and of the Issuing Bank to issue, amend, renew or extend any Letters of Credit, is subject to the further conditions precedent that, both immediately prior to the making of such Loan or the issuance, amendment, renewal, or extension of such Letter of Credit, as the case may be, and in either event also after giving effect thereto and to the intended use thereof:

(a)  subject to the right of the Company to Continue Loans during the occurrence and continuation of an Event of Default as provided in Section 2.10(c) hereof, no Event of Default (and, if such borrowing or issuance, amendment, renewal or extension of a Letter of Credit will increase the outstanding aggregate principal amount of the Loans of any Lender hereunder or the LC Exposure, as the case may be, no Default) shall have occurred and be continuing; and

(b)  the representations and warranties made by the Company in Article 7 hereof (other than Section 7.05 and 7.07 hereof) shall be true and complete on and as of the date of the making of such Loan, or the date of issuance, amendment, renewal or extension of such Letters of Credit, as applicable, with the same force and effect as if made on and as of such date (or, if any such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date).

Each notice of borrowing or request for issuance, amendment, renewal or extension of a Letter of Credit by the Company hereunder shall constitute a certification by the Company to the effect set forth in the preceding sentence (both as of the date of such notice and as of the date of such borrowing, issuance, amendment, renewal or extension of a Letter of Credit, as the case may be).

ARTICLE VII

Representations and Warranties.

           The Company represents and warrants to the Administrative Agent, the Swingline Lender and the Lenders that:

SECTION 7.01.   Organization, Corporate Powers. (a) The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware; (b) the Company (i) has the corporate power and authority to own its Property and to carry on its business as now conducted and (ii) is qualified to do business in every jurisdiction where such qualification is necessary in view of the properties owned or business transacted by it; and (c) the Company has the corporate power to execute, deliver and perform this Agreement, to borrow hereunder, to execute and deliver the Notes and to perform all of its obligations hereunder with respect to Letters of Credit.

SECTION 7.02.  Authorization. The execution, delivery and performance of this Agreement, the borrowings hereunder, the execution and delivery of the Notes and the performance by the Company of each of its obligations hereunder with respect to Letters of Credit issued by an Issuing Bank, (a) have been duly authorized by all requisite corporate action on the part of the Company and (b) will not (i) violate (A) any provision of law applicable to the Company, the certificate of incorporation or by-laws of the Company, (B) any applicable order of any court or other agency of government or (C) any indenture, any agreement for borrowed money, any bond, note or other similar instrument or any other material agreement to which the Company or any of its Subsidiaries is a party or by which the Company or any of its Subsidiaries or any of their respective Properties is bound, (ii) be in conflict with, result in a breach of or constitute (with due notice or lapse of time or both) a default under any such indenture, agreement, bond, note, instrument or other material agreement or (iii) result in the creation or imposition of any Lien upon any Property of the Company.

SECTION 7.03.  Governmental Approval. No action, consent or approval of, or registration or filing with, or any other action by any governmental agency, bureau, commission or court is required in connection with the execution, delivery and performance by the Company of this Agreement, the borrowings hereunder, the execution and delivery of the Notes, and the performance by the Company of each of its obligations hereunder with respect to Letters of Credit issued by an Issuing Bank.

SECTION 7.04.  Financial Statements. The Company has heretofore furnished to each Lender (i) its audited consolidated financial statements as at December 31, 2003 and for the twelve month period then ended and (ii) its unaudited consolidated financial statements as of September 30, 2004 and for the fiscal quarter and portion of the fiscal year then ended. Such financial statements were prepared in accordance with GAAP (subject, in the case of such unaudited financial statements, to the absence of footnotes and to normal year-end audit adjustments) and present fairly the consolidated financial condition and results of operations of the Company and its Subsidiaries as of the date and for the period indicated, and such balance sheet as of September 30, 2004 shows all known direct liabilities and all known contingent liabilities of a material nature of the Company and its Subsidiaries.

SECTION 7.05.  No Material Adverse Change. There has been no material adverse change in the business, assets, condition (financial or otherwise) or results of operations of the Company and its Subsidiaries taken as a whole since December 31, 2003.

SECTION 7.06.  Title to Properties. All material assets of the Company and its Subsidiaries are free and clear of Liens, except such as are permitted by Section 8.07 hereof.

SECTION 7.07.  Litigation. There are no lawsuits in any court or other proceedings before any arbitrator or by or before any governmental commission, board, bureau or other administrative agency, pending, or, to the knowledge of the Company, threatened, the ultimate disposition of which should have a material adverse effect on the consolidated financial condition or business of the Company and its Subsidiaries taken as a whole; and neither the Company nor any of its Subsidiaries is in default with respect to any judgment, writ, injunction, decree, rule or regulation of any court or Federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which default would have a material adverse effect on the Company and its Subsidiaries taken as a whole.

SECTION 7.08.  Tax Returns. All material assessed deficiencies resulting from examinations of the Federal income tax returns of the Company and its Subsidiaries by the Internal Revenue Service have been discharged or reserved against in full. The Company and each of its Subsidiaries have filed or caused to be filed all Federal, state and local tax returns which, to the knowledge of the Company, are required to be filed and have paid or caused to be paid all taxes as shown on such returns or on any assessment received by it or by any of them to the extent that such taxes have become due, except taxes the validity of which is being contested in good faith by appropriate proceedings or the nonpayment of which would not have a material adverse effect on the financial condition of the Company and its Subsidiaries taken as a whole.

SECTION 7.09.  Agreements. Neither the Company nor any of its Significant Subsidiaries is in material default in the performance, observance or fulfillment of any obligation, covenant or condition contained in any material agreement or instrument to which it is a party.

SECTION 7.10.  Employee Benefit Plans. Each of the Company and its Subsidiaries is in compliance in all material respects with the applicable provisions of ERISA and the regulations and published interpretations thereunder. No Reportable Event has occurred with respect to any Plan administered by the Company or any of its Subsidiaries or any administrator designated by the Company or any of its Subsidiaries. As of the date of the most recent actuarial valuation of each Plan administered by the Company, its Domestic Subsidiaries and administrators designated by the Company or any of its Subsidiaries, the aggregate present value of all vested accrued benefits under all such Plans (determined in accordance with the assumptions specified in such actuarial valuations) did not exceed the fair market value of the aggregate assets of such Plans by an amount that could reasonably be expected to result in a material adverse change in the business, assets, condition (financial or otherwise) or results of operations of the Company and its Subsidiaries taken as a whole.

SECTION 7.11.  Federal Reserve Regulations. Neither the Company nor any of its Subsidiaries is engaged principally, or as one of its important activities, in the business of extending credit for the purposes of purchasing or carrying any margin stock (within the meaning of Regulation U). Following application of the proceeds of each Loan, not more than 25 percent (or such greater or lesser percentage as provided in Regulation U in effect at the time of the making of such Loan) of the value of the Property (either of the Company only or of the Company and its Subsidiaries on a consolidated basis) subject to the provisions of Section 8.07 or 8.08 hereof will be margin stock (within the meaning of Regulation U).

SECTION 7.12.  Investment Company Act. Neither the Company nor any of its Subsidiaries is an “investment company”, or a company “controlled” by an “investment company”, within the meaning of the Investment Company Act of 1940, as amended.

SECTION 7.13.  Public Utility Holding Company Act. Neither the Company nor any of its Subsidiaries is a “holding company”, or an “affiliate” of a “holding company” or a “subsidiary company” of a “holding company”, within the meaning of the Public Utility Holding Company Act of 1935, as amended.

ARTICLE VIII

Covenants of the Company.

                The Company covenants and agrees with the Administrative Agent, the Swingline Lender and the Lenders that, so long as (a) any Commitment or Loan is outstanding, (b) any Letters of Credit shall not have expired or been terminated, (c) any LC Disbursements shall have not been reimbursed in full, or (d) any amounts payable by the Company hereunder have not yet been paid in full:

SECTION 8.01.  Corporate Existence. The Company shall do, and shall cause each of its Significant Subsidiaries to do, all things necessary to preserve, renew and keep in full force and effect its corporate existence, material rights, licenses, permits and franchises and comply with all laws and regulations applicable to it; at all times maintain and preserve all Property used or useful in the conduct of its business and keep the same in good repair, working order and conditions, and from time to time make, or cause to be made, all needful and proper repairs, renewals and replacements thereto, so that the business carried on in connection therewith may be properly conducted at all times.

SECTION 8.02.  Insurance. The Company shall, and shall cause each of its Significant Subsidiaries to, (a) keep its insurable Properties adequately insured at all times; (b) maintain such other insurance, to such extent and against such risks, including fire and other risks insured against by extended coverage, as is customary with companies in the same or similar businesses; (c) maintain in full force and effect public liability insurance against claims for personal injury or death or property damage occurring upon, in, about or in connection with the use of any properties owned, occupied or controlled by the Company or any Significant Subsidiary, as the case may be, in such amount as the Company or such Significant Subsidiary, as the case may be, shall reasonably deem necessary; and (d) maintain such other insurance as may be required by law.

SECTION 8.03.  Obligations and Taxes. The Company shall pay, and shall cause each of its Significant Subsidiaries to pay, all its material indebtedness and obligations promptly and in accordance with their terms and pay and discharge promptly all material taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or in respect of its Property, before the same shall become in default, as well as all material lawful claims for labor, materials and supplies or otherwise which, if unpaid, might become a Lien or charge upon such properties or any part thereof; provided, however, that neither the Company nor any of its Significant Subsidiaries shall be required to pay and discharge or to cause to be paid and discharged any such tax, assessment, charge, levy or claim so long as the validity or amount thereof shall be contested in good faith by appropriate proceedings and provided the Company shall have set aside on its books reserves which the Company deems adequate with respect thereto.

SECTION 8.04.  Financial Statements, Reports, etc. The Company shall furnish to each Lender and the Swingline Lender:

(a)  within 95 days after the end of each fiscal year of the Company (being December 31 in each calendar year), an audited consolidated balance sheet of the Company and its Subsidiaries and the related audited consolidated statement of earnings showing the financial condition of the Company and its Subsidiaries as of the close of such fiscal year and the results of their operations during such year, and a consolidated statement of stockholders’ equity and a consolidated statement of cash flows, as of the close of such fiscal year, all the foregoing consolidated financial statements to be reported on by, and to carry the report acceptable to the Required Lenders of, the Company’s independent public accountants (which shall be Ernst & Young LLP or another independent firm of nationally recognized certified public accountants), such financial statements to be in form acceptable to the Required Lenders in their reasonable determination;

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

(d)  concurrently with (a) and (b) above, a certificate of the Company setting forth in reasonable detail the computations necessary to determine whether the Company is in compliance with Section 8.09 hereof as of the end of the respective quarterly fiscal period or fiscal year; and

(e)  promptly, from time to time, such other information regarding the financial condition of the Company and its Subsidiaries (and the identities, net income and assets of Significant Subsidiaries) as the Administrative Agent or any Lender may reasonably request.

Information required to be delivered pursuant to the clauses above shall be deemed to have been delivered if such information, or one or more annual or quarterly reports containing such information, shall have been posted on the Company’s website on the Internet at www.engelhard.com (or such other address as the Company shall provide to the Lenders) or by the Administrative Agent on an IntraLinks or similar site to which the Lenders have been granted access or shall be available on the website of the Securities and Exchange Commission at http://www.sec.gov (and a confirming electronic correspondence shall have been delivered or caused to be delivered to the Administrative Agent and each Lender providing notice of such posting or availability); provided that the Borrower shall deliver paper copies of such information to the Administrative Agent for any Lender that requests such delivery through the Administrative Agent. Information required to be delivered pursuant to this Section 8.04 may also be delivered by electronic communications pursuant to procedures approved by the Administrative Agent.

SECTION 8.05.  Notices and Delivery of Certain Documents. The Company shall give the Administrative Agent and each Lender prompt notice of any Default and furnish each Lender with copies of all press releases issued by the Company, all filings made by the Company with the Securities and Exchange Commission under the Securities Exchange Act of 1934 and all written communications from the Company to its shareholders generally.

SECTION 8.06.  ERISA. The Company shall, and shall cause each of its Subsidiaries to, (a) comply in all material respects with the applicable provisions of ERISA and (b) furnish to each Lender, (i) as soon as possible, and in any event within 30 days after any officer of the Company knows that any Reportable Event with respect to any Plan with vested unfunded liabilities in excess of $5,000,000 has occurred, a statement of a Financial Officer setting forth details as to such Reportable Event and the action, if any, that the Company proposes to take with respect thereto, together with a copy of the notice of such Reportable Event given to the PBGC, (ii) at the request of any Lender, promptly after the filing thereof with the United States Secretary of Labor or the PBGC, copies of each annual or other report, if any, with respect to any Plan, and (iii) promptly after receipt thereof, a copy of any notice the Company or any of its Subsidiaries may receive from the PBGC relating to the intention of the PBGC to terminate any Plan with vested unfunded liabilities in excess of $5,000,000 or to appoint a trustee to administer any such Plan.

SECTION 8.07.  Liens. The Company shall not, and shall not permit any of its Subsidiaries to, incur, create or permit to exist any Lien on any of its Property now owned or hereafter acquired by the Company or any of its Subsidiaries, other than:

(a)  Liens for taxes or assessments and similar charges either (i) not delinquent or (ii) being contested in good faith by appropriate proceedings and as to which the Company or such Subsidiary, as the case may be, shall have set aside on its books adequate reserves;

(b)  Liens incurred or pledges and deposits made in connection with worker’s compensation, unemployment insurance, old-age pensions and social security benefits or securing the performance of bids, tenders, leases, Contracts, and statutory obligations of like nature, incurred as an incident to and in the ordinary course of business;

(c)  materialmen’s, mechanics’, repairmen’s, employees’, operators’ or other similar Liens or charges arising in the ordinary course of business incidental to construction, maintenance or operation of any Property of the Company or any of its Subsidiaries which have not at the time been filed pursuant to law and any such Liens and charges incidental to construction, maintenance or operation of any Property of the Company or any of its Subsidiaries, which, although filed, relate to obligations not yet due or the payment of which is being withheld as provided by law, or to obligations the validity of which is being contested in good faith by appropriate proceedings;

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

SECTION 8.08.  Consolidations, Mergers and Sales of Assets. The Company shall not, and the Company shall not permit any of its Significant Subsidiaries to, merge or consolidate with or into any other Person or sell, lease, transfer or assign to any Person or otherwise dispose of (whether in one transaction or a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired), except that so long as immediately thereafter and after giving effect thereto no Default has occurred and is continuing, (a) the Company or a Significant Subsidiary may merge or consolidate with another corporation in a transaction in which the Company is the surviving entity or such Significant Subsidiary is the surviving entity and continues to be a Subsidiary of the Company, (b) the Company may merge or consolidate with another corporation in a transaction in which such other corporation is the surviving entity if such other corporation is acceptable to the Required Lenders in their reasonable determination and such other corporation effectively assumes and agrees to perform and discharge all the obligations of the Company under this Agreement under the Notes and with respect to the Letters of Credit pursuant to a written instrument or instruments satisfactory to the Lenders and counsel for the Lenders in their reasonable determination, and (c) any Significant Subsidiary may (i) merge or consolidate with the Company or into another Subsidiary of the Company which continues to be a Subsidiary after such transaction or (ii) sell, lease, transfer, assign or otherwise dispose of (whether in one transaction or series of transactions) all or substantially all of its Property (whether now owned or hereafter acquired) to the Company or to another Subsidiary of the Company which continues to be a Subsidiary after such transaction or transactions. For the purpose of this Section 8.08 only, “Significant Subsidiary” shall mean any Subsidiary of the Company having total assets as of the end of the most recent fiscal year equal to or greater than 25% of the consolidated total assets of the Company and its Subsidiaries as of the end of such fiscal year of the Company.

SECTION 8.09.  Debt to EBITDA. The Company shall not permit, as of the last day of each fiscal quarter of the Company, the ratio of Debt of the Company and its Consolidated Subsidiaries at such date to EBITDA for the preceding four fiscal quarters immediately preceding such date (each of the four preceding fiscal quarters a “Test Quarter” and such four fiscal quarter period the “Test Period”), including the fiscal quarter most recently ended in such Test Period, to be greater than 3.0 to 1.0. For purposes of determining compliance with this Section 8.09, if any acquisition or asset sale not in the ordinary course of business that is required to be reported by the Company on SEC Form 8-K occurs or has occurred during any Test Quarter (each, a “Subject Transaction”), EBITDA shall be calculated for the relevant Test Period on a pro forma basis (including pro forma adjustments arising out of events which are attributable to a Subject Transaction determined on a basis consistent with Article 11 of Regulation S-X promulgated under the Securities Act of 1933, which would include cost savings resulting from head count reduction, closure of facilities and similar restructuring charges), using the historical financial statements of any business so acquired or sold and the consolidated financial statements of the Company and its consolidated Subsidiaries which shall be adjusted as if such Subject Transaction had been consummated on the first day of the relevant Test Period.

SECTION 8.10.  Use of Proceeds. The Company shall use the proceeds of the Loans for general corporate purposes, including, without limitation, to provide liquidity support for the issuance of commercial paper and acquisition financing; provided, however, (a) that the proceeds of any Swingline Loan may not be used to repay or prepay any other Swingline Loan and (b) that no Loan shall be available if the Required Lenders, in their sole discretion and upon notice to the Company explaining the basis, refuse to make any Loan the proceeds of which will be used by the Company in an acquisition which the Required Lenders have reasonable cause to believe is opposed by the acquired Person’s board of directors or other governing body or is likely to be hostile or unfriendly; provided, further, that no Lender may refuse to make any Loan pursuant to this Section 8.10 if the Company presents a certified resolution of the board of directors or other governing body of the acquired entity approving, supporting or otherwise evidencing agreement with the proposed acquisition. None of the Administrative Agent, the Swingline Lender or any Lender shall have any responsibility as to the use of any of such proceeds.

ARTICLE IX

Events of Default.

            If one or more of the following events (herein called “Events of Default”) shall occur and be continuing:

(a)  any representation or warranty made in connection with this Agreement or with the execution and delivery of the Notes, the borrowings hereunder or in connection with the issuance of, or performance by any Lender (including without limitation any Issuing Bank) with respect to, Letters of Credit, or any statement or representation made in any report, certificate, financial statement or other instrument furnished by the Company to the Administrative Agent, the Swingline Lender or the Lenders pursuant to this Agreement shall prove to have been false or misleading in any material respect when made or delivered;

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

(c)  default shall be made with respect to any agreement or other evidence of indebtedness or liability for borrowed money in excess of $50,000,000 (other than hereunder) of the Company or any Significant Subsidiary if the effect of such default is to accelerate the maturity of such indebtedness or liability or to require the prepayment thereof or to permit the holder or holders thereof (or a trustee on behalf of the holder or holders thereof) to cause such indebtedness to become due prior to the stated maturity thereof, or any such indebtedness or liability shall become due and shall not be paid prior to the expiration of any period of grace;

(d)  default shall be made in the due observance or performance of Section 8.09 hereof;

(e)  default shall be made in the due observance or performance of any other covenant, condition or agreement to be observed or performed by the Company pursuant to the terms hereof and such default shall continue unremedied for 10 days after written notice thereof to the Company by any Lender;

(f)  the Company or any Significant Subsidiary shall file one or more petitions or answers or consents seeking relief under Title 11 of the United States Code, as now or hereafter constituted, or any other applicable foreign, Federal or state bankruptcy, insolvency or similar law or laws, or shall consent to the institution of proceedings thereunder or to the filing of any such petition or to the appointment of or taking of possession of the Company or any Significant Subsidiary, as the case may be, or any Property of any of the same, by, one or more receivers, liquidators, assignees, trustees, custodians, sequestrator or other similar officials or the Company or any Significant Subsidiary shall make one or more assignments for the benefit of creditors, or shall become unable generally to pay its debts as they become due, or the Company or any Significant Subsidiary shall take action in furtherance of any such action;

(g)  one or more decrees or orders shall be entered by one or more courts having jurisdiction in the premises for relief in respect of the Company or any Significant Subsidiary under Title 11 of the United States Code, as now or hereafter constituted, or any other applicable foreign, Federal or state bankruptcy, insolvency or similar law or laws, or appointing one or more receivers, liquidators, assignees, trustees, sequestrator or similar officials of the Company or any Significant Subsidiary, as the case may be, or of any Property of any of the same, or ordering the winding up or liquidation of the affairs of the Company or any Significant Subsidiary, and any one or more such decrees or orders shall continue unstayed and in effect for a period of 60 days;

(h)  final judgment for the payment of money in excess of an aggregate of $50,000,000 and not fully covered by insurance shall be rendered against the Company or any Significant Subsidiary and the same shall remain undischarged for a period of 60 consecutive days during which execution shall not be effectively stayed;

(i)  A Reportable Event shall have occurred with respect to any Plan with vested unfunded liabilities in excess of $5,000,000 which the Required Lenders determine constitutes reasonable grounds for the termination of such Plan by the PBGC or for the appointment by the appropriate United States District Court of a trustee to administer such Plan or a trustee shall be appointed by a United States District Court to administer any Plan with vested unfunded liabilities in excess of $5,000,000; or the PBGC shall institute proceedings to terminate any Plan with vested unfunded liabilities in excess of $5,000,000; or the withdrawal by the Company or any Subsidiary from a Multiemployer Plan giving rise to Withdrawal Liability in excess of $5,000,000; or

(j)  a Change in Control of the Company shall have occurred; for purposes of this paragraph (j), a “Change in Control” shall mean the acquisition by any Person (other than the Company) or group (as defined in the Securities Exchange Act of 1934) of twenty-five percent (25%) or more of the voting power of the Company entitled to vote in the election of directors;

            THEREUPON: (1) in the case of an Event of Default other than one referred to in clause (f) or (g) of this Article 9 with respect to the Company, (A) the Administrative Agent, with the approval of the Required Lenders, may and, upon request of the Required Lenders (or with respect to Swingline Loans, upon the request of the Swingline Lender), will, by notice to the Company, terminate the Commitments (and/or the Swingline Commitment) and they shall thereupon terminate, and (B) the Administrative Agent, with the approval of the Required Lenders, may and, upon request of the Required Lenders shall, by notice to the Company declare the principal amount then outstanding of, and the accrued interest on, the Loans and all other amounts payable by the Company hereunder and under the Notes (including, without limitation, any amounts payable under Section 5.04 hereof) to be forthwith due and payable, whereupon such amounts shall be immediately due and payable without presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Company; and (2) in the case of the occurrence of an Event of Default referred to in clause (f) or (g) of this Article 9 with respect to the Company, the Commitments shall automatically be terminated and the principal amount then outstanding of, and the accrued interest on, the Loans and all other amounts payable by the Company hereunder and under the Notes (including, without limitation, any amounts payable under Section 5.04 hereof) shall automatically become immediately due and payable without presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Company.

ARTICLE X

The Administrative Agent.

SECTION 10.01.  Appointment, Powers and Immunities. Each Lender and the Swingline Lender hereby appoints and authorizes the Administrative Agent to act as its agent hereunder with such powers as are specifically delegated to the Administrative Agent by the terms of this Agreement, together with such other powers as are reasonably incidental thereto. The Administrative Agent (which term as used in this sentence and in Section 10.05 and the first sentence of Section 10.06 hereof shall include reference to its Related Parties):

(a)  shall have no duties or responsibilities except those expressly set forth in this Agreement, and shall not by reason of this Agreement be a trustee for any Lender or the Swingline Lender;

(b)  shall not be responsible to the Lenders or the Swingline Lender for any recitals, statements, representations or warranties contained in this Agreement, or in any certificate or other document referred to or provided for in, or received by any of them under, this Agreement, or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement, any Note or any other document referred to or provided for herein or for any failure by the Company to perform any of its obligations hereunder or thereunder;

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

SECTION 10.02.  Reliance by Administrative Agent. The Administrative Agent shall be entitled to rely upon any certification, notice or other communication (including, without limitation, any thereof by telephone, telecopy, telegram or cable) believed by it to be genuine and correct and to have been signed or sent by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel, independent accountants and other experts selected by the Administrative Agent. As to any matters not expressly provided for by this Agreement, the Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder in accordance with instructions given by the Required Lenders (or, if so provided in Section 11.04 hereof, all of the Lenders), and such instructions of the Required Lenders (or all of the Lenders, as the case may be) and any action taken or failure to act pursuant thereto shall be binding on all of the Lenders.

SECTION 10.03.  Defaults. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of a Default unless the Administrative Agent has received notice from a Lender, the Swingline Lender or the Company specifying such Default and stating that such notice is a “Notice of Default”. In the event that the Administrative Agent receives such a notice of the occurrence of a Default, the Administrative Agent shall give prompt notice thereof to the Lenders and the Swingline Lender. The Administrative Agent shall (subject to Section 10.07 hereof) take such action with respect to such Default as shall be directed by the Required Lenders or in the case of Swingline Loans, the Swingline Lender provided that, unless and until the Administrative Agent shall have received such directions, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default as it shall deem advisable in the best interest of the Lenders except to the extent that this Agreement expressly requires that such action be taken, or not be taken, only with the consent or upon the authorization of the Required Lenders or all of the Lenders.

SECTION 10.04.  Rights as a Lender. With respect to its Commitment, Swingline Commitment and the Loans made by it, JPMCB (and any successor acting as Administrative Agent) in its capacity as a Lender or the Swingline Lender hereunder shall have the same rights and powers hereunder as any other Lender and may exercise the same as though it were not acting as the Administrative Agent, and the term “Lender” or “Lenders” or “Swingline Lender” shall, unless the context otherwise indicates, include the Administrative Agent in its individual capacity. JPMCB (and any successor acting as Administrative Agent) and its Affiliates may (without having to account therefor to any Lender) accept deposits from, lend money to, make investments in and generally engage in any kind of banking, trust or other business with the Company (and any of its Subsidiaries or Affiliates) as if it were not acting as the Administrative Agent, and JPMCB (and any such successor) and its Affiliates may accept fees and other consideration from the Company for services in connection with this Agreement or otherwise without having to account for the same to the Lenders or the Swingline Lender.

SECTION 10.05.  Indemnification. The Lenders agree to indemnify the Administrative Agent (to the extent not reimbursed under Section 11.03 hereof, but without limiting the obligations of the Company under said Section 11.03) ratably in accordance with their respective commitments (and, after the Commitments have been terminated, ratably in accordance with the aggregate principal amount of the Loans held by the Lenders), for any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind and nature whatsoever that may be imposed on, incurred by or asserted against the Administrative Agent (including by any Lender) arising out of or by reason of any investigation in or in any way relating to or arising out of this Agreement or any other documents contemplated by or referred to herein or the transactions contemplated hereby (including, without limitation, the costs and expenses that the Company is obligated to pay under Section 11.03 hereof but excluding unless a Default has occurred and is continuing, normal administrative costs and expenses incident to the performance of its agency duties hereunder) or the enforcement of any of the terms hereof or of any such other documents, provided that no Lender shall be liable for any of the foregoing to the extent they arise from the gross negligence or willful misconduct of the party to be indemnified.

SECTION 10.06.  Non-Reliance on Administrative Agent and Other Lenders. Each Lender agrees that it has, independently and without reliance on the Administrative Agent, the Arranger or any other Lender, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Company and its Subsidiaries and decision to enter into this Agreement and that it will, independently and without reliance upon the Administrative Agent or any other Lender, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under this Agreement. The Administrative Agent shall not be required to keep itself informed as to the performance or observance by the Company of this Agreement or any other document referred to or provided for herein or to inspect the Properties or books of the Company or any of its Subsidiaries. Except for notices, reports and other documents and information expressly required to be furnished to the Lenders by the Administrative Agent hereunder, the Administrative Agent shall not have any duty or responsibility to provide any Lender with any credit or other information concerning the affairs, financial condition, operations, business, Properties, liabilities or prospects of the Company or any of its Subsidiaries (or any of their Affiliates) that may come into the possession of the Administrative Agent or any of its Affiliates.

SECTION 10.07.  Failure to Act. Except for action expressly required of the Administrative Agent hereunder, the Administrative Agent shall in all cases be fully justified in failing or refusing to act hereunder unless it shall receive further assurances to its satisfaction from the Lenders of their indemnification obligations under Section 10.05 hereof against any and all liability and expense that may be incurred by it by reason of taking or continuing to take any such action.

SECTION 10.08.  Resignation or Removal of Administrative Agent. Subject to the appointment and acceptance of a successor Administrative Agent as provided below, the Administrative Agent may resign at any time by giving notice thereof to the Lenders and the Company, and the Administrative Agent may be removed at any time with or without cause by the Required Lenders. Upon any such resignation or removal, the Required Lenders shall have the right to appoint a successor Administrative Agent. If no successor Administrative Agent shall have been so appointed by the Required Lenders and shall have accepted such appointment within 30 days after the retiring Administrative Agent’s giving of notice of resignation or the Required Lenders’ removal of the retiring Administrative Agent, then the retiring Administrative Agent may, on behalf of the Lenders, appoint a successor Administrative Agent, that shall be a bank that has an office in New York, New York with a combined capital and surplus of at least $500,000,000. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. After any retiring Administrative Agent’s resignation or removal hereunder as Administrative Agent, the provisions of this Section 10 shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as the Administrative Agent.

ARTICLE XI

Miscellaneous.

SECTION 11.01.  Waiver. No failure on the part of the Administrative Agent, the Swingline Lender, or any Lender to exercise and no delay in exercising, and no course of dealing with respect to, any right, power or privilege under this Agreement or any Note shall operate as a waiver thereof, nor shall any single or partial exercise of any right, power or privilege under this Agreement or any Note preclude any other or future exercise thereof or the exercise of any right, power or privilege. The remedies provided herein are cumulative and not exclusive of any remedies provided by law.

SECTION 11.02.  Notices. All notices, requests and other communications provided for herein (including, without limitation, any modifications of, or waivers, requests or consents under, this Agreement) shall be in writing and shall be delivered by hand or overnight courier service, mailed by certified or registered mail or sent by telecopy, or with respect to notices given pursuant to Section 2.03 hereof, by telephone, confirmed in writing by telecopier by the close of business on the day such notice is given, as follows:

(a)  if to the Company, to it at Engelhard Corporation, 101 Wood Avenue, Iselin, New Jersey 08830, Attention of (Telecopy No. ( ) - ) with a copy to the General Counsel (Telecopy No. ( ) - );

(b)  if to the Administrative Agent, to JPMorgan Chase Bank, N.A., Loan and Agency Services Group, 1111 Fannin Street, 10th floor, Houston, Texas 77054, Attention: Ms. Kelly Collins (Telecopy No. (713)427-6307) , with a copy to JPMorgan Chase Bank, N.A., 270 Park Avenue, New York, New York 10017, Attention: Mr. James Ramage (Telecopy No. (212)270-5100);

(c)  if to any other Lender, to it at its address (or telecopy number) set forth in its Administrative Questionnaire.

Any party hereto may change its address or telecopy number for notices and other communications hereunder by notice to the other parties hereto. Except as otherwise provided in this Agreement, all notices and other communications given to any party hereto in accordance with the provisions of this Agreement shall be deemed to have been given on the date of receipt.

SECTION 11.03.  Indemnification, Expenses, Etc. (a) The Company will indemnify each Lender, the Administrative Agent, the Arranger, the Issuing Banks and the Swingline Lender and each Related Party (collectively, the “Indemnified Persons”) and hold such Indemnified Persons harmless against any losses and related reasonable out-of-pocket expenses incurred by each such Indemnified Person (i) in the enforcement or protection of its rights in connection with this Agreement, with the Loans made or the Notes or Letters of Credit issued hereunder, (ii) as a result of any transaction, action or failure to act arising from the foregoing, including, but not limited to, the reasonable fees and disbursements of counsel to such Indemnified Persons, and (iii) with respect to any action which may be instituted by any Person against such Indemnified Persons, (x) as a direct result of the execution and delivery of this Agreement or, (y) with respect to the Loans made or Letters of Credit issued hereunder, provided that with respect to each of the indemnities provided for in this subsection (a), such indemnities shall not, as to any Indemnified Person, be available to the extent that such losses or related expenses are determined by a court of competent jurisdiction to have resulted from the gross negligence or willful misconduct of such Indemnified Person.

(b)  The Company agrees that it shall indemnify each Indemnified Person from and hold each of them harmless against any documentary taxes, assessments or charges made by any governmental authority by reason of the execution and delivery of this Agreement or the Notes or the issuance of, or performance of any Lender’s (including, without limitation, any Issuing Bank’s) obligations with respect to, any Letter of Credit. The obligations of the Company under this Section shall survive the termination of this Agreement, the payment of the Notes and the expiration or termination of all Letters of Credit.

(c)  The Company shall indemnify each Indemnified Person, and hold each Indemnified Person harmless from, any and all losses, damages, liabilities and reasonable related expenses, including the fees, charges and disbursements of any counsel for any Indemnified Person, incurred by any Indemnified Person arising out of or as a result of any claims pursuant to any Environmental Laws regarding (a) any actual or alleged presence or release of Hazardous Materials on or from any property owned or operated by the Company or any of its Subsidiaries, or (b) any Environmental Liability, except to the extent attributable to actions of any Indemnified Person.

(d)  (i) If after any Indemnified Person(s) shall have made a claim for indemnification hereunder and the Company shall have failed to agree to defend or settle the claim to which such claim for indemnification relates (a “Third-Party Claim”) within fifteen (15) Business Days (the “Notice Period”), such Indemnified Person(s) may defend or settle the Third-Party Claim as it or they deem appropriate without prejudice to any of their above rights to indemnity from the Company, and with no further obligation to inform the Company of the status of the Third-Party Claim and no right of the Company to approve or disapprove any actions taken in connection therewith by the Indemnified Person(s). Notwithstanding the foregoing, in the event that the Company fails to agree to defend or settle a Third-Party Claim on behalf of the Indemnified Person(s) within the Notice Period, the amount of any indemnity due hereunder shall bear interest calculated at the Base Rate, from the date upon which the Indemnified Person(s) are required to make any payment(s) with respect to the Third-Party Claim and any related costs and expenses as provided herein, to the date of the Company’s payment to the Indemnified Person(s) as required hereby, calculated upon the actual number of days elapsed over a 365-day year.

(ii)  If the Company agrees to defend or settle a Third-Party Claim on behalf of any Indemnified Person(s) hereunder, it shall so notify the Indemnified Person(s) within the Notice Period and elect either (a) to undertake the defense or settle such Third-Party Claim with counsel selected by the Company and approved by the Indemnified Person(s), which approval shall not be unreasonably withheld, and the provisions of subclause (iii) of this Section 11.03(d) shall be applicable thereto, or (b) to instruct the Indemnified Person(s) to defend or settle such Third-Party Claim, in which event the Indemnified Person(s) may defend or settle the Third-Party Claim as it or they deem appropriate without prejudice to any of their above rights to indemnity from the Company, provided that, the Company shall not be liable under this Section 11.03(d)(ii) to indemnify any Named Party in respect of any settlement effected without its consent, such consent not to be unreasonably withheld.

(iii)  If the Company undertakes the defense or settlement of such Third-Party Claim, the Indemnified Person(s) shall be entitled, at their own expense, to participate in such defense or settlement negotiation. If the Company undertakes such defense or settlement of a Third-Party Claim on behalf of the Indemnified Person(s), no compromise or settlement of such Third-Party Claim shall be made by any Indemnified Person without the prior written consent of the Company. In addition, no compromise or settlement of any Third-Party Claim shall be made by the Company without the prior written consent of the Indemnified Person(s), such consent not to be unreasonably withheld, provided, that in the event that a Indemnified Person shall not consent to such compromise or settlement (in connection with which the Company shall have agreed to indemnify such Indemnified Person in full in respect of such compromise or settlement pursuant to the terms of this Section 11.03), the amount of indemnification to which such Indemnified Person(s) is entitled pursuant to this Section 11.03(d)(iii) shall be limited to the amount of such proposed settlement, plus all applicable out-of-pocket costs and expenses up to the date of the proposal of such settlement.

(iv)  Notwithstanding the foregoing provisions of this subsection (d), in the event that the Company agrees to undertake the defense of or settlement of any Third-Party Claim, the Company agrees that its indemnity obligations hereunder shall include the payment of the reasonable fees and disbursements of separate counsel to the Indemnified Person(s) if (x) in such Indemnified Person(s)’s reasonable judgment and in the good faith judgment of its separate legal counsel, the use of counsel chosen by the Company would present such counsel with a conflict of interest; or (y) the Company shall authorize such Indemnified Person(s) to employ separate counsel at the Company’s expense, (it being agreed that the Company shall not, under any of the circumstances described in clauses (x) or (y) above, have the right to direct the defense of such action or proceeding on behalf of the Indemnified Person(s)).

(v)  Notwithstanding any other provision of this subsection (d) (but without affecting the limitation of the Company’s liability set forth in subsection (iii) of this Section 11.03(d)), (x) the Company shall not, without the prior written consent of the relevant Indemnified Person(s) agree to any settlement of any claim, litigation or proceeding in respect of which indemnity shall be sought hereunder if such settlement contains an admission of wrongdoing by such Indemnified Person or if all claimants shall not have executed a full release in favor of such Indemnified Person, and (y) each Indemnified Person shall, subject to its reasonable business needs, use reasonable efforts to minimize the indemnification sought from the Company under this Section 11.03.

SECTION 11.04.  Amendments, Etc. Except as otherwise expressly provided in this Agreement, any provision of this Agreement may be modified or supplemented only by an instrument in writing signed by the Company and the Required Lenders, or by the Company and the Administrative Agent acting with the consent of the Required Lenders, and, if the rights or obligations hereunder of the Swingline Lender are affected thereby, the Swingline Lender, and any provision of this Agreement may be waived by the Required Lenders or by the Administrative Agent acting with the consent of the Required Lenders and, if the rights or obligations hereunder of the Swingline Lender are affected thereby, the Swingline Lender; provided that (a) no modification, supplement or waiver shall, unless by an instrument signed by all of the Lenders affected or by the Administrative Agent acting with the consent of all of the Lenders affected: (i) increase, or extend the term of the Commitments, or extend the time or waive any requirement for the reduction or termination of the Commitments, (ii) extend the date fixed for the payment of principal of or interest on any Loan, the reimbursement of any LC Disbursement, or the payment of any fee hereunder, (iii) reduce the amount of any such payment of principal or reimbursement of any LC Disbursement, (iv) reduce the rate at which interest is payable thereon or any fee is payable hereunder, (v) alter the manner in which payments or prepayments of principal, interest, reimbursements of any LC Disbursement or other amounts hereunder shall be applied as between the Lenders or Types or Classes of Loans, (vi) alter the terms of Section 4.02 or 4.07(a) hereof or of this Section 11.04, (vii) modify the definition of the term “Required Lenders” or modify in any other manner the number or percentage of the Lenders required to make any determinations or waive any rights hereunder or to modify any provision hereof, or (viii) waive any of the conditions precedent set forth in Section 6.01 hereof; (b) if at the time any Swingline Loans shall be outstanding, no modification, supplement or waiver with respect to any provision of Sections 8 or 9 hereof shall be effective without the concurrence of the Swingline Lender; and (c) any modification or supplement of Sections 4.06 or 10 hereof, or of any of the rights or duties of the Administrative Agent hereunder, shall require the consent of the Administrative Agent.

SECTION 11.05.  Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns (including any Affiliate of any Issuing Bank that issues any Letters of Credit).

Notwithstanding anything to the contrary contained herein, any Lender (a “Granting Lender”) may grant to a special purpose funding vehicle (an “SPC”) the option to fund all or any part of any Loan that such Granting Lender would otherwise be obligated to fund pursuant to this Agreement; provided that (i) nothing herein shall constitute a commitment by any SPC to fund any Loan, and (ii) if an SPC elects not to exercise such option or otherwise fails to fund all or any part of such Loan, the Granting Lender shall be obligated to fund such Loan pursuant to the terms hereof. The Granting Lender shall provide the Administrative Agent and the Company reasonable advance notice prior to the granting of an option to an SPC. The funding of a Loan by an SPC hereunder shall utilize the Commitment of the Granting Lender to the same extent, and as if, such Loan were funded by such Granting Lender. Each party hereto hereby agrees that a Granting Lender shall remain liable for any indemnity or payment under this Agreement for which a Granting Lender would otherwise be liable hereunder to the extent the granting Lender provides such indemnity or makes such payment. Notwithstanding anything to the contrary contained in this Agreement, any SPC may disclose on a confidential basis its funding of Loans to any rating agency, commercial paper dealer or provider of any surety or guarantee to such SPC. The grant of an option pursuant to this Section shall not be deemed an assignment or a participation pursuant to Section 11.06 and shall not reduce the Commitment of the Granting Lender. This Section 11.05 may not be amended without the prior written consent of each Granting Lender, all or any part of whose Loan is being funded by an SPC at the time of such amendment.

SECTION 11.06.  Assignments and Participations.

(a)  The Company may not assign any of its rights or obligations hereunder or under the Notes or with respect to any Letters of Credit without the prior consent of all of the Lenders and the Administrative Agent and the Swingline Lender.

(b)  Each Lender may assign any of its Loans, its Notes, if any, its LC Exposure and its LC Obligations, and its Commitment (but only with the consent of the Company (unless an Event of Default referred to in clause (b) of Article 9 hereof shall have occurred and be continuing), the Administrative Agent and the Swingline Lender, each of which consents will not be unreasonably withheld); provided that

(i)  no such consent by the Company, the Administrative Agent or the Swingline Lender shall be required in the case of any assignment to another Lender or an Affiliate of a Lender, and only the consent of the Company (unless an Event of Default referred to in clause (b) of Article 9 shall have occurred and be continuing, in which case no consent shall be required) shall be required in the case of any assignment to a Lender Affiliate, such consent not to be unreasonably withheld;

(ii)  except to the extent the Company and the Administrative Agent shall otherwise consent, any such partial assignment (other than to another Lender) shall be in an amount at least equal to $10,000,000;

(iii)  each such assignment by a Lender of its Syndicated Loans, Syndicated Note, if any, Commitment and LC Exposure shall be made in such manner so that the same portion of its Syndicated Loans, Syndicated Note, if any, Commitment and LC Exposure is assigned to the respective assignee;

(iv)  the assignee and assignor shall deliver to the Administrative Agent for its acceptance an Assignment and Assumption for each such assignment; and

(v)  each assignee, if it shall not be a Lender, shall deliver to the Administrative Agent an Administrative Questionnaire.

Upon execution and delivery by the assignor and the assignee to the Administrative Agent of such Assignment and Assumption, and upon consent thereto by the Company and the Administrative Agent to the extent required above, the assignee shall have, to the extent of such assignment (unless otherwise consented to by the Company and the Administrative Agent), the obligations, rights and benefits of a Lender hereunder holding the Commitment, Loans and LC Exposure (or portions thereof) assigned to it and specified in such Assignment and Assumption (in addition to the Commitment, Loans and LC Exposure, if any, theretofore held by such assignee) and the assigning Lender shall, to the extent of such assignment, be released from the Commitment (or portion thereof) so assigned. Upon each such assignment the assigning Lender shall pay the Administrative Agent an assignment fee of $3,500.

(c)  A Lender may sell or agree to sell to one or more other Persons (each a “Participant”) a participation in all or any part of any Loans held by it, or in its Commitment, provided that such Participant shall not have any rights or obligations under this Agreement, any Note or any Letter of Credit (the Participant’s rights against such Lender in respect of such participation to be those set forth in the agreements executed by such Lender in favor of the Participant). All amounts payable by the Company to any Lender under Section 5 hereof in respect of Loans held by it, its Commitment and LC Exposure, shall be determined as if such Lender had not sold or agreed to sell any participations in such Loans, Commitment and LC Exposure, and as if such Lender were funding each of such Loans, Commitment and LC Exposure in the same way that it is funding the portion of such Loans, Commitment and LC Exposure in which no participations have been sold. In no event shall a Lender that sells a participation agree with the Participant to take or refrain from taking any action hereunder except that such Lender may agree with the Participant that it will not, without the consent of the Participant, agree to (i) increase or extend the term of such Lender’s Commitment, or extend the time or waive any requirement for the reduction or termination, of such Lender’s Commitment, (ii) extend the date fixed for the payment of principal of or interest on the related Loan or Loans, the reimbursement of any LC Disbursement or any portion of any fee hereunder payable to the Participant, (iii) reduce the amount of any such payment of principal or (iv) reduce the rate at which interest is payable thereon, or any fee hereunder payable to the Participant, to a level below the rate at which the Participant is entitled to receive such interest or fee.

(d)  In addition to the assignments and participations permitted under the foregoing provisions of this Section 11.06, any Lender may (without notice to the Company, the Administrative Agent or any other Lender and without payment of any fee) (i) assign and pledge all or any portion of its Loans, its Notes and its LC Exposure, if any, to any Federal Reserve Bank as collateral security pursuant to Regulation A and any Operating Circular issued by such Federal Reserve Bank and (ii) assign all or any portion of its rights under this Agreement, its Loans, its Notes and its LC Exposure, and its LC Obligations, if any, to an Affiliate. No such assignment shall release the assigning Lender from its obligations hereunder.

(e)  A Lender or the Swingline Lender may furnish any information concerning the Company or any of its Subsidiaries in the possession of such Lender from time to time to assignees and participants (including prospective assignees and participants), subject, however, to the provisions of Section 11.12(b) hereof.

(f)  Anything in this Section 11.06 to the contrary notwithstanding, neither any Lender nor the Swingline Lender may assign or participate any interest in any Loan held by it hereunder or its LC Exposure to the Company or any of its Affiliates or Subsidiaries without the prior consent of each Lender.

(g)  The Swingline Lender may not (except as provided in Section 2.04 hereof) assign or sell Participations in all or any part of its Swingline Loans, its Swingline Note, if one, or its Swingline Commitment; provided that the Swingline Lender may assign to another Lender all of its obligations, rights and benefits in respect of its Swingline Loans and its Swingline Commitment (but only with the consent of the Company which consent will not be unreasonably withheld). Upon the effectiveness of any such assignment, the assignee shall have the obligations, rights and benefits of the Swingline Lender hereunder holding the Swingline Commitment and Swingline Loans assigned to it, and the assigning Swingline Lender shall be released from its Swingline Commitment so assigned.

SECTION 11.07.  Survival. The obligations of the Company under Sections 5.01, 5.04 and 11.03 hereof, and the obligations of the Lenders under Sections 10.05 and 11.12 hereof, shall survive the repayment of the Loans, the termination of the Commitments, the expiration or termination of all Letters of Credit and, in the case of any Lender that may assign any interest in its Commitment, Loans, LC Exposure or LC Obligations hereunder, shall survive the making of such assignment, notwithstanding that such assigning Lender may cease to be a “Lender” hereunder. In addition, each representation and warranty made, or deemed to be made by a notice of any Loan, or by the issuance, amendment, renewal or extension of any Letter of Credit herein or pursuant hereto shall survive the making of such representation and warranty, and no Lender shall be deemed to have waived, by reason of making any Loan, or by the issuance, amendment, renewal or extension of any Letter of Credit, any Default that may arise by reason of such representation or warranty proving to have been false or misleading when made or deemed to be made, notwithstanding that such Lender, the Swingline Lender or the Administrative Agent may have had notice or knowledge or reason to believe that such representation or warranty was false or misleading at the time such Loan was made or such Letter of Credit was issued, amended, renewed or extended, as the case may be.

SECTION 11.08.  Captions. The table of contents and captions and section headings appearing herein are included solely for convenience of reference and are not intended to affect the interpretation of any provision of this Agreement.

SECTION 11.09.  Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and any of the parties hereto may execute this Agreement by signing any such counterpart.

SECTION 11.10.  Governing Law; Submission to Jurisdiction. This Agreement and the Notes shall be governed by, and construed in accordance with, the law of the State of New York. The Company hereby submits to the nonexclusive jurisdiction of the United States District Court for the Southern District of New York and of any New York state court sitting in New York County for the purposes of all legal proceedings arising out of or relating to this Agreement or the transactions contemplated hereby. The Company hereby irrevocably waives, to the fullest extent permitted by applicable law, any objection that it may now or hereafter have to the laying of the venue of any such proceeding brought in such a court and any claim that any such proceeding brought in such a court has been brought in an inconvenient forum.

SECTION 11.11.  Waiver of Jury Trial. EACH OF THE COMPANY, THE ADMINISTRATIVE AGENT, THE SWINGLINE LENDER, THE ISSUING BANK, THE ARRANGER, AND THE LENDERS HEREBY IRREVOCABLY WAIVES, TO THE FULLEST EXTENT PERMITTED BY APPLICABLE LAW, ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY LEGAL PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT, THE NOTES, THE LETTERS OF CREDIT OR THE TRANSACTIONS CONTEMPLATED HEREBY.

SECTION 11.12.  Treatment of Certain Information; Confidentiality.

(a)  The Company acknowledges that from time to time financial advisory, investment banking and other services may be offered or provided to the Company or one or more of its Subsidiaries (in connection with this Agreement or otherwise) by any Lender or by one or more Subsidiaries or Affiliates of such Lender and the Company hereby authorizes each Lender and the Swingline Lender to share any information delivered to such Lender by the Company and its Subsidiaries pursuant to this Agreement, or in connection with the decision of such Lender or the Swingline Lender to enter into this Agreement, with any such Subsidiary or Affiliate, it being understood that any such Subsidiary or Affiliate receiving such information shall be bound by the provisions of paragraph (b) below as if it were a Lender hereunder. Such authorization shall survive the repayment of the Loans and the termination of the Commitments.

(b)  Each of the Lenders, the Swingline Lender and the Administrative Agent agrees (on behalf of itself and each of its Affiliates, directors, officers, employees and representatives) to use reasonable precautions to keep confidential, in accordance with its customary procedures for handling confidential information of the same nature and in accordance with safe and sound banking practices, any non-public information supplied to it by the Company pursuant to this Agreement that is identified by the Company as being confidential; provided that nothing herein shall limit the disclosure of any such information (i) after such information shall have become public (other than through a violation of this Section 11.12), (ii) to the extent required by statute, rule, regulation or judicial process, (iii) to counsel for any of the Lenders, the Swingline Lender or the Administrative Agent, (iv) to bank examiners (or any other regulatory authority having jurisdiction over any Lender, the Swingline Lender or the Administrative Agent), or to auditors or accountants, (v) to the Administrative Agent, the Swingline Lender or any other Lender (or to the Arranger), (vi) in connection with any litigation to which any one or more of the Lenders, the Swingline Lender or the Administrative Agent is a party, or in connection with the enforcement of rights or remedies hereunder, (vii) to a Subsidiary or Affiliate of such Lender as provided in paragraph (a) above or (viii) to any assignee or participant (or prospective assignee or participant) so long as such assignee or participant (or prospective assignee or participant) first executes and delivers to the respective Lender a Confidentiality Agreement; provided further, that in no event shall any Lender or the Administrative Agent be obligated or required to return any materials furnished by the Company. The obligations of any assignee that has executed a Confidentiality Agreement shall be superseded by this Section 11.12 upon the date upon which such assignee becomes a Lender hereunder pursuant to Section 11.06(b) hereof.

SECTION 11.13.  The Syndication Agent, Lead Arranger and Documentation Agents. Except as expressly set forth herein, the Syndication Agents, Lead Arranger and the Documentation Agents shall have (x) no obligations hereunder other than (in the case of the Syndication Agents and the Documentation Agents) those of a Lender, and (y) no liability to the Lenders hereunder.

SECTION 11.14.  USA Patriot Act. Each Lender hereby notifies the Borrower that pursuant to the requirements of the USA Patriot Act (Title III of Pub. L. 107-56 (signed into law October 26, 2001)) (the “Act”), it is required to obtain, verify and record information that identifies the Borrower, which information includes the name and address of the Borrower and other information that will allow such Lender to identify the Borrower in accordance with the Act.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.

ENGELHARD CORPORATION

By: /s/ Mac C.P. Mak
Title: Treasurer

By: /s/ Daryl R. Barber
Title: Assistant Treasurer

JPMORGAN CHASE BANK, N.A., as Administrative Agent

By: /s/ James Ramage
Title: Managing Director

SIGNATURE PAGE TO
ENGELHARD CORPORATION
CREDIT AGREEMENT DATED
AS OF MARCH 7, 2005

ABN AMRO BANK N.V., as Lender

By: /s/ Robert H. Steelman
Title: Director

By: /s/ Michele Costello
Title: Assistant Vice President

BANK OF AMERICA N.A., as Lender

By: /s/ Colleen Briscoe
Title: Vice President

BANK OF TOKYO-MITSUBISHI TRUST COMPANY, as Lender

By: /s/ Chimie T. Pemba
Title: Assistant Vice President

MELLON BANK, N.A.

By: /s/ William M. Feathers
Title: Vice President

COMMERZBANK AG, NEW YORK AND GRAND CAYMAN BRANCHES, as Lender

By: /s/ Subash R. Viswanathan
Title: Senior Vice President

By: /s/ Barbara Peters
Title: Assistant Treasurer

ING BANK N.V. DUBLIN BRANCH, as Lender

By: /s/ Aidan Neill
Title: Vice President

By: /s/ Alan Duffy
Title: Director

KEYBANK NATIONAL ASSOCIATION, as Lender

By: /s/ Marianne T. Meil
Title: Vice President

MIZUMO CORPORATE BANK, LTD., as Lender

By: /s/ Raymond Ventura
Title: Senior Vice President

SUMITOMO MITSUI BANKING CORPORATION, as Lender

By: /s/ Edward McColly
Title: Vice President & Department Head

WACHOVIA BANK, NATIONAL ASSOCIATION, as Lender

By: /s/ Barbara Van Merrten
Title: Director

BANK OF CHINA, NEW YORK, as Lender

By: /s/ Bailin Zheng
Title: General Manager

THE BANK OF NEW YORK, as Lender

By: /s/ Ernest Fung
Title: Vice President

THE BANK OF NOVA SCOTIA, as Lender

By: /s/ Todd Meller
Title: Managing Director

BANCA INTESA S.p.A., as Lender

By: /s/ Frank Maffei
Title: Vice President

By: /s/ Anthony F. Giobbi
Title: First Vice President

SUNTRUST BANK, as Lender

By: /s/ Robert W. Maddox
Title: Vice President

EXHIBIT (12)

ENGELHARD CORPORATION
COMPUTATION OF THE RATIO OF EARNINGS TO FIXED CHARGES
(Dollars in Millions)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Earnings from continuing operations before provision for income taxes and cumulative effect of an accounting change	$291.9	$300.6	$237.9	$305.2	$245.7

Add/(deduct)

Portion of rents representative of the interest factor	11.2	11.9	11.6	8.4	8.8

Interest on indebtedness	23.7	24.3	27.4	47.3	64.8

Equity dividends	21.6	24.6	3.9	4.2	4.4

Equity in (earnings) losses of affiliates	(37.6)	(39.4)	(16.2)	(29.1)	(24.2)

Earnings, as adjusted	$310.8	$322.0	$264.6	$336.0	$299.5

Fixed Charges

Portion of rents representative of the interest factor	$11.2	$11.9	$11.6	$8.4	$8.8

Interest on indebtedness	23.7	24.3	27.4	47.3	64.8

Capitalized interest	2.4	3.0	3.0	3.0	3.9

Fixed charges	$37.3	$39.2	$42.0	$58.7	$77.5

Ratio of Earnings to Fixed Charges	8.33	8.21	6.30	5.72	3.86

EXHIBIT (21)

Subsidiaries of the Registrant

Name of Subsidiary/Affiliate	Jurisdiction Under Which Incorporated or Organized
Engelhard Belgium BVBA	Belgium
Engelhard Do Brasil Industria E Commercio LTDA	Brazil
Engelhard (BVI) Corporation	British Virgin Islands
Engelhard Canada, ULC	Canada
Engelhard International Holdings Company	Cayman Islands
Engelhard China Ltd.	China
Engelhard Environmental Technologies (Shanghai) Ltd	China
Engelhard (Shanghai) Co. Ltd.	China
Engelhard Performance Technologies (Shanxi) Co., Ltd.	China
Engelhard Pigments OY	Finland
Engelhard S.A.	France
Engelhard France SARL	France
Engelhard Holdings GmbH	Germany
Engelhard Process Chemicals GmbH	Germany
Engelhard Technologies GmbH	Germany
Engelhard Asia Pacific (Hong Kong) Ltd.	Hong Kong
Engelhard Asia Pacific (India) Private Limited	India
Engelhard Environmental Systems India Pvt. Ltd	India
Engelhard Italiana S.P.A.	Italy
Engelhard Platinum Sensors Srl	Italy
Engelhard Srl	Italy
Engelhard Metals Japan, Ltd.	Japan
N.E. Chemcat Corporation	Japan
Engelhard Asia Pacific (Korea) Ltd.	Korea
Engelhard Luxembourg Sarl	Luxembourg
Engelhard Mexicana S.A. de C.V.	Mexico
Engelhard De Meern, B.V.	The Netherlands
Engelhard Investment Europe B.V.	The Netherlands
Engelhard Netherlands, B.V.	The Netherlands
Engelhard NL Finance C.V.	The Netherlands
Engelhard Pigments and Additives Europe, B.V.	The Netherlands
Engelhard Terneuzen, B.V.	The Netherlands
H. Drijfhout & Zoon’s Edelmetaalbedrijen B.V.	The Netherlands
Kokoa Investment B.V.	The Netherlands
Engelhard Peru S.A.	Peru
Engelhard Pts Asia Pacific Pte. Ltd.	Singapore
Engelhard South Africa Proprietary, Ltd.	South Africa
Heesung-Engelhard	South Korea
Engelhard Catalyst Center - Tarragona, S.L.	Spain
ECT Environmental Technologies AB	Sweden
Engelhard Metals A.G.	Switzerland
Engelhard Chemcat (Thailand) Ltd.	Thailand
Engelhard Europe Finance Limited	United Kingdom
Engelhard International, Ltd.	United Kingdom
Engelhard Limited	United Kingdom
Engelhard Metals, Ltd.	United Kingdom
Engelhard Pension Trustees Limited	United Kingdom
Engelhard Sales, Ltd.	United Kingdom
Engelhard Technologies, Ltd.	United Kingdom
Engelhard Trustee Co. Ltd.	United Kingdom
The Sheffield Smelting Co., Ltd.	United Kingdom
Engelhard European Holdings Limited	United Kingdom

Name of Subsidiary/Affiliate	Jurisdiction Under Which Incorporated or Organized
Engelhard Export Corporation	U.S. Virgin Islands
Engelhard West, Inc.	California
Engelhard Metals Holding Corp.	California
EC Delaware Incorporated	Delaware
EAP Holdings, LLC	Delaware
Engelhard C Cubed Corporation	Delaware
Engelhard DT, Inc.	Delaware
Engelhard EM Holding Company	Delaware
Engelhard Energy Corporation	Delaware
Engelhard Equity Corporation	Delaware
Engelhard Financial Corporation	Delaware
Engelhard Long Island, Inc.	Delaware
Engelhard Pollution Control, Inc.	Delaware
Engelhard Power Marketing, Inc.	Delaware
Engelhard Strategic Investments Incorporated	Delaware
Engelhard Supply Corporation	Delaware
Mustang Property Corporation	Delaware
Mearl, LLC	Delaware
Engelhard Hexcore, L.P.	Delaware
Engelhard PM, L.P.	Delaware
Prodrive-Engelhard, LLC	Michigan
Harshaw Chemical Company	New Jersey
CTN Assurance Company	Vermont

The names of other subsidiaries have been omitted since such subsidiaries, if considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as that term is defined in Rule 12b-2 (17 CFR 240.12b-2) promulgated under the Securities Exchange Act of 1934.

EXHIBIT (23)

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Form S-3 (File No. 333-59719) and Form S-8 (File Nos. 2-72830, 2-81559, 2-84477, 2-89747, 33-28540, 33-37724, 33-40365, 33-40338, 33-43934, 33-65990, 333-02643, 333-71439, 333-39570, 333-71856, 333-88424 and 333-114068) of Engelhard Corporation of our reports dated March 7, 2005, with respect to the consolidated financial statements of Engelhard Corporation, Engelhard Corporation management’s assessment of effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Engelhard Corporation, included in this Annual Report (Form 10-K) for the year ended December 31, 2004.

/s/ Ernst & Young LLP

MetroPark, New Jersey
March 7, 2005

EXHIBIT (24)

ENGELHARD CORPORATION

Form 10-K
Power of Attorney

WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Exchange Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

IN WITNESS WHEREOF, the undersigned has executed this instrument on March 3, 2005.

/s/ Marion H. Antonini

Marion H. Antonini

ENGELHARD CORPORATION

Form 10-K
Power of Attorney

WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Exchange Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

IN WITNESS WHEREOF, the undersigned has executed this instrument on March 2, 2005.

/s/ David L. Burner

David L. Burner

ENGELHARD CORPORATION

Form 10-K
Power of Attorney

WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Exchange Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

IN WITNESS WHEREOF, the undersigned has executed this instrument on March 3, 2005.

/s/ James V. Napier

James V. Napier

ENGELHARD CORPORATION

Form 10-K
Power of Attorney

WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Exchange Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

IN WITNESS WHEREOF, the undersigned has executed this instrument on March 3, 2005.

/s/ Norma T. Pace

Norma T. Pace

ENGELHARD CORPORATION

Form 10-K
Power of Attorney

WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Exchange Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

IN WITNESS WHEREOF, the undersigned has executed this instrument on February 28, 2005.

/s/ Henry R. Slack

Henry R. Slack

ENGELHARD CORPORATION

Form 10-K
Power of Attorney

WHEREAS, ENGELHARD CORPORATION intends to file with the Securities and Exchange Commission under the Securities Exchange Act of 1934 an Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

IN WITNESS WHEREOF, the undersigned has executed this instrument on March 2, 2005.

/s/ Douglas G. Watson

Douglas G. Watson

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	March 11, 2005	/s/ Barry W. Perry Barry W. Perry Chairman and Chief Executive Officer

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

4.
The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.
The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	March 11, 2005	/s/ Michael A. Sperduto Michael A. Sperduto Vice President and Chief Financial Officer

EXHIBIT (32)

Certification Accompanying Periodic Report
Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(18 U.S.C. Section 1350)

The undersigned, Barry W. Perry, Chairman and Chief Executive Officer of Engelhard Corporation (the “Company”), and Michael A. Sperduto, Vice President and Chief Financial Officer of the Company, each hereby certifies that the Annual Report of the Company on Form 10-K for the period ended December 31, 2004 (the “Report”) (1) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

Date:	March 11, 2005	/s/ Barry W. Perry Barry W. Perry Chairman and Chief Executive Officer

Date:	March 11, 2005	/s/ Michael A. Sperduto Michael A. Sperduto Vice President and Chief Financial Officer

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