Form 10-Q
period 2005-03-31
ENGELHARD CORP
filed 2005-05-09
CIK 352947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock $1 par value	Outstanding at April 29, 2005 120,623,757

  PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands, except per-share data)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net sales	$1,026,670	$1,040,032
Cost of sales	858,176	880,676
Gross profit	168,494	159,356
Selling, administrative and other expenses	99,068	94,849
Operating earnings	69,426	64,507
Equity in earnings of affiliates	8,109	4,939
Gain on investment	119	—
Interest income	2,076	966
Interest expense	(6,856)	(5,872)
Earnings before income taxes	72,874	64,540
Income tax expense	14,922	14,199
Net earnings	$57,952	$50,341

Earnings per share - basic	$0.48	$0.41

Earnings per share - diluted	$0.47	$0.40
Cash dividends paid per share	$0.12	$0.11
Average number of shares outstanding - basic	121,702	124,157
Average number of shares outstanding - diluted	123,905	126,468

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)
(Unaudited)

	March 31, 2005	December 31, 2004
Cash	$52,662	$126,229
Receivables, net	456,472	410,382
Committed metal positions	390,657	457,570
Inventories	469,473	459,637
Other current assets	142,711	135,631
Total current assets	1,511,975	1,589,449
Investments	200,932	179,160
Property, plant and equipment, net	902,027	911,029
Goodwill	389,904	330,798
Other intangible and noncurrent assets	160,228	168,156
Total assets	$3,165,066	$3,178,592
Short-term borrowings	$46,574	$12,025
Accounts payable	334,271	375,890
Hedged metal obligations	292,258	292,880
Other current liabilities	245,296	248,872
Total current liabilities	918,399	929,667
Long-term debt	490,186	513,680
Other noncurrent liabilities	328,660	320,933
Shareholders’ equity	1,427,821	1,414,312
Total liabilities and shareholders’ equity	$3,165,066	$3,178,592

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net earnings	$57,952	$50,341
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	31,368	31,016
Amortization of intangible assets	1,117	933
Equity results, net of dividends	(5,050)	(3,418)
Net change in assets and liabilities:
Materials Services related	(14,662)	(11,700)
All other	(29,101)	(23,173)
Net cash provided by operating activities	41,624	43,999
Cash flows from investing activities
Capital expenditures	(24,967)	(21,918)
Proceeds from investments	—	1,988
Acquisitions and other investments, net of cash acquired of $16,023	(55,084)	—
Net cash used in investing activities	(80,051)	(19,930)
Cash flows from financing activities
Increase (decrease) in short-term borrowings	20,532	(22,579)
Proceeds from long-term debt	69	7,720
Purchase of treasury stock	(46,016)	(39,669)
Cash from exercise of stock options	2,709	7,264
Dividends paid	(14,636)	(13,670)
Net cash used in financing activities	(37,342)	(60,934)
Effect of exchange rate changes on cash	2,202	(186)
Net decrease in cash	(73,567)	(37,051)
Cash at beginning of year	126,229	87,889
Cash at end of period	$52,662	$50,838

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ENGELHARD CORPORATION
BUSINESS SEGMENT INFORMATION
(Thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net Sales
Environmental Technologies	$241,361	$238,437
Process Technologies	147,981	132,219
Appearance and Performance Technologies	173,875	166,293
Technology segments	563,217	536,949
Materials Services	450,481	491,099
All Other	12,972	11,984
Total net sales	$1,026,670	$1,040,032
Operating Earnings
Environmental Technologies	$36,500	$36,989
Process Technologies	19,057	16,296
Appearance and Performance Technologies	18,063	15,051
Technology segments	73,620	68,336
Materials Services	4,393	3,367
All Other	(8,587)	(7,196)
Total operating earnings	69,426	64,507
Equity in earnings of affiliates	8,109	4,939
Gain on investment	119	—
Interest income	2,076	966
Interest expense	(6,856)	(5,872)
Earnings before income taxes	72,874	64,540
Income tax expense	14,922	14,199
Net earnings	$57,952	$50,341

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Notes to the Unaudited  Condensed Consolidated Financial Statements

Notes 1 - Basis of Presentation

    The unaudited condensed consolidated financial statements of Engelhard Corporation and subsidiaries (the “Company”) contain all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2004 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    The prior year presentation of the “Condensed Consolidated Statements of Cash Flows” has been changed to conform to the current year presentation. Specifically, “Increase in hedged metal obligations” has been reclassified from “Net cash used in financing activities” to “Net cash provided by operating activities,” and is included in the “Materials Services related” line. The net effect of this reclassification is an increase to “Net cash provided by operating activities” of $30 million and an increase to “Net cash used in financing activities” of an equivalent amount.

Notes 2 - Acquisitions

    In March 2005, the Company acquired a majority stake in Coletica, S.A., a French publicly traded, high-growth company that develops performance-based, skin-care compounds and related technologies for the cosmetic and personal care industry. The Company purchased 77.87% of Coletica’s outstanding shares for approximately €50 million ($65 million) and has made a tender offer for the remaining publicly held shares. The offer translates to a purchase price of €65.85 million ($85 million) for 100% ownership. This acquisition further strengthens the Company’s position as a leading global supplier of materials technology to the cosmetic and personal care industries. Coletica has two facilities in Lyon, France and sales offices in Paris, New York and Tokyo. A portion of the purchase price has been allocated to assets acquired based on their fair values, while the remaining balance was recorded as goodwill. The Company is completing its review and determination of these fair values, and thus the allocation of the purchase price is subject to revision. Pro forma information is not provided as the impact of the acquisition does not have a material effect on the Company’s results of operations, cash flows or financial position.

    Also during the quarter, the Company exchanged a 7.5% interest in its Chinese automotive catalyst operations for approximately 2.6% of N.E. Chemcat (NECC), a publicly-traded joint venture. This transaction was recorded as an exchange of similar productive assets in accordance with APB 29, “Accounting for Nonmonetary Transactions.” Additional consideration received by the Company as part of this transaction has a fair value of $1.7 million. The Company also acquired an additional 0.7% of NECC through a public tender offer. These transactions increased the Company’s ownership percentage in NECC from 38.8% to 42.1%.

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

    The following table represents the change in the Company’s asset retirement obligation liability (in millions):

	March 31, 2005	March 31, 2004
Balance at beginning of year	$10.8	$10.5
Accretion expense	0.2	0.2
Payments	(0.3)	(0.2)
Asset retirement obligation at end of period	$10.7	$10.5

Note 4 - Inventories

    Inventories consist of the following (in millions):
	March 31, 2005	December 31, 2004
Raw materials	$136.4	$137.5
Work in process	52.2	49.3
Finished goods	263.7	255.1
Precious metals	17.2	17.7
Total inventories	$469.5	$459.6

    The majority of the Company’s physical metal is carried in the committed metal positions line on the balance sheet at fair value with the remainder carried in the inventory line at historical cost. The inventory portion of precious metals is stated at LIFO cost. The market value of the precious metals recorded at LIFO exceeded cost by $80.6 million and $73.1 million at March 31, 2005 and December 31, 2004, respectively.

    In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms. Metals held for the accounts of customers and suppliers are not reflected in the Company’s financial statements.

Note 5 - Comprehensive Income

    Comprehensive income is summarized as follows (in millions):
	Three Months Ended March 31,
	2005	2004
Net earnings	$58.0	$50.3
Other comprehensive income (loss):
Foreign currency translation adjustment	(1.4)	0.5
Cash flow derivative adjustment, net of tax	8.5	1.4
Minimum pension liability adjustment, net of tax	0.2	—
Investment adjustment, net of tax	—	(0.3)
Other	1.7	—
Other comprehensive income	9.0	1.6
Comprehensive income	$67.0	$51.9

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

Note 6 - Earnings Per Share

    SFAS No. 128 “Earnings Per Share” specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share (EPS). The following table represents the computation of basic and diluted EPS as required by SFAS No. 128:

	Three Months Ended March 31,
(in millions, except per-share data):	2005	2004
Basic EPS Computation
Net earnings applicable to common shares	$58.0	$50.3
Average number of shares outstanding - basic	121.7	124.2
Basic earnings per share	$0.48	$0.41
Diluted EPS Computation
Net earnings applicable to common shares	$58.0	$50.3
Average number of shares outstanding - basic	121.7	124.2
Effect of dilutive stock options and other incentives	2.2	2.3
Average number of shares outstanding - diluted	123.9	126.5
Diluted earnings per share	$0.47	$0.40

Note 7 - Derivatives and Hedging

    The Company reports all derivative instruments on the balance sheet at their fair value. Foreign exchange contracts, commodity contracts and interest rate derivatives are recorded within the “Other current assets” and “Other current liabilities” lines on the Company’s “Condensed Consolidated Balance Sheets.” Changes in the fair value of derivatives designated as cash flow hedges are initially recorded in accumulated other comprehensive income and are reclassified to earnings in the period the hedged item is reflected in earnings. Changes in the fair value of derivatives that are not designated as cash flow hedges are reported immediately in earnings. Cash flows resulting from derivatives accounted for as cash flow or fair value hedges are classified in the same category as the cash flows from the underlying transactions.

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

    The Company documents all relationships between derivative instruments designated as hedging instruments and the hedged items at inception of the hedges, as well as its risk-management strategies for the hedges. For the three-month periods ended March 31, 2005 and 2004, there was no gain or loss recognized in earnings resulting from hedge ineffectiveness.

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

    For the three-month periods ended March 31, 2005 and 2004, the Company reported after-tax losses of $0.5 million and $1.5 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as foreign exchange cash flow hedges. It is expected that cumulative losses of $0.5 million as of March 31, 2005 will be reclassified into earnings within the next 12 months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transactions not occurring or hedge ineffectiveness. As of March 31, 2005, the maximum length of time over which the Company has hedged its exposure to movements in foreign exchange rates for forecasted transactions is 12 months.

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

    For the three-month periods ended March 31, 2005 and 2004, the Company reported after-tax gains of $6.1 million and $2.6 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as cash flow commodity hedges. It is expected that the cumulative gain of $6.1 million as of March 31, 2005 will be reclassified into earnings within the next 12 months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow commodity hedges due to the probability of the original forecasted transactions not occurring or hedge ineffectiveness. As of March 31, 2005, the maximum length of time over which the Company has hedged its exposure to movements in commodity prices for forecasted transactions is 12 months.

Interest Rate Derivatives

    The Company uses interest rate derivatives that are designated as fair value hedges to help achieve its fixed and floating rate debt objectives. The Company currently has two interest rate swap agreements with a total notional value of $100 million maturing in August 2006, three interest rate swap agreements with a total notional value of $150 million maturing in May 2013, and two additional interest rate swap agreements with a total notional value of $120 million maturing in June 2028. These agreements effectively change fixed rate debt obligations into floating rate debt obligations. The total notional values and maturity dates of these agreements are equal to the face values and the maturity dates of the related debt instruments. For these fair value hedges, there was no gain or loss recognized from hedged firm commitments no longer qualifying as fair value hedges for the three-month periods ending March 31, 2005 and 2004.

    In March 2004, the Company entered into an additional interest rate derivative contract. This derivative, referred to as a Forward Rate Agreement (FRA), economically hedged the Company’s interest rate exposure for the May 15, 2004 LIBOR rate reset under a pre-existing interest rate swap agreement. This FRA is marked-to-market with the gain/loss being reflected in earnings.

    In January 2005, the Company entered into two additional FRA contracts, which economically hedged the Company’s interest rate exposure for the May 16, 2005 and the June 1, 2005 LIBOR rate reset under two pre-existing interest rate swap agreements. The FRA contracts were terminated in March 2005 due to favorable market conditions, and the gain was reflected in earnings.

    In January 2005, the Company entered into a derivative agreement with a total notional value of $74.7 million maturing in January 2012. This agreement effectively changes a rental obligation that varies directly with short-term commercial paper rates to a fixed payment obligation. The total notional value and other terms of this agreement are equal to the rental payments and other terms of an operating lease for machinery and equipment used in the Process Technologies segment that was renewed in January 2005. This derivative is designated as a cash flow hedge, and as such, it is marked-to-market with the gain/loss reflected in other comprehensive income. For the three-month period ended March 31, 2005, the Company reported an after-tax gain of $1.0 million in accumulated other comprehensive income. There was no gain or loss reclassified from accumulated comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transactions not occurring or hedge ineffectiveness.

Net Investment Hedges

    The Company issued two tranches (one in April 2004 and one in August 2004) of five-year term, 5.5 billion Japanese yen notes (approximately $50 million each) with a coupon rate of 1.1%. These notes are designated as an effective net investment hedge of a portion of the Company’s yen-denominated investments. As such, any foreign currency gains and losses resulting from these notes are accounted for as a component of accumulated other comprehensive income. For the three-month period ended March 31, 2005, the Company reported an after-tax loss of $1.7 million in accumulated other comprehensive income, relating to the mark-to-market of these notes.

Note 8 - Guarantees and Warranties

    In the normal course of business, the Company incurs obligations with regard to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit. At March 31, 2005, the aggregate outstanding amount of letters of credit supporting such obligations amounted to $139.5 million, of which $137.5 million will expire in less than one year, $1.8 million will expire in two to three years, $0.1 million will expire in four to five years and $0.1 million will expire after five years. In the opinion of management, such obligations will not significantly affect the Company’s financial position or results of operations as the Company anticipates fulfilling its performance obligations.

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

    The change in the Company’s product warranty reserves is as follows (in millions):

	March 31, 2005	March 31, 2004
Balance at beginning of year	$8.7	$10.0
Payments	(0.1)	(1.4)
Reversal of reserve	(0.2)	—
Provision	0.1	2.8
Balance at end of period	$8.5	$11.4

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

    The following information relates to acquired amortizable intangible assets (in millions):

	As of March 31, 2005		As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Amortizable Intangible Assets
Usage rights	$21.3	$6.4	$22.2	$6.3
Supply agreements	18.4	6.4	19.0	6.3
Technology licenses	10.2	3.9	9.1	3.5
Other	4.2	2.4	3.7	2.3
Total	$54.1	$19.1	$54.0	$18.4

    Amortization expense for the three-month period ended March 31, 2005 exceeds the increase in accumulated amortization due to the impact of foreign exchange rate changes. Intangible assets with indefinite useful lives, and thus not subject to amortization, are $1.9 million as of March 31, 2005 and December 31, 2004. Total accumulated amortization for goodwill and other intangible assets amounted to $85.0 million and $83.9 million at March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005, the estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Estimated Annual Amortization Expense:
2005	$3.9
2006	3.8
2007	3.1
2008	3.1
2009	3.0

    The following table represents the changes in the carrying amount of goodwill for the three-month period ended March 31, 2005 (in millions):

	Environmental Technologies	Process Technologies	Appearance & Performance Technologies		All Other	Total
Balance as of January 1, 2005	$20.4	$108.1	$201.8		$0.5	$330.8
Goodwill additions	—	—	60.0	(a)	—	60.0
Foreign currency translation adjustment	(0.5)	—	(0.4)		—	(0.9)
Balance as of March 31, 2005	$19.9	$108.1	$261.4		$0.5	$389.9

(a)	Goodwill addition of $60.0 million relates to the Company’s acquisition of Coletica, S.A. during the first quarter of 2005. This amount represents the excess of the purchase price paid over the fair market value of the net assets acquired. The Company is completing its review and determination of these fair values, and thus the allocation of the purchase price is subject to revision.

Note 10 - Committed Metal Positions and Hedged Metal Obligations

	March 31, 2005	December 31, 2004
Committed metal positions were comprised of the following:
Metals in a net spot long position economically hedged with derivatives (primarily forward sales)	$347.8	$324.2
Fair value of hedging derivatives in a “gain” position	7.9	14.2
Unhedged metal positions, net (see analysis below)	(6.6)	19.3
Fair value of metals received with prices to be determined, net of hedged spot sales	41.6	99.9
Total committed metal positions	$390.7	$457.6

    Both spot metal positions and derivative instruments are stated at fair value. Fair value is based on relevant published market prices. The following table sets forth the Company’s unhedged metal positions included in committed metal positions on the Company’s “Condensed Consolidated Balance Sheets”:

Metal Positions Information (in millions):
	March 31, 2005		December 31, 2004
	Net Position	Value	Net Position	Value
Platinum group metals	Long	$18.2	Long	$19.4
Gold	Short	(1.5)	Flat	—
Silver	Short	(1.5)	Short	(0.9)
Base metals	Short	(21.8)	Long	0.8
Total unhedged metal positions		$(6.6)		$19.3

    Committed metal positions may include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined. As of March 31, 2005 and December 31, 2004, the aggregate market value of the metals purchased under a contract for which a provisional price has been paid was in excess of the amounts advanced by a total of $41.6 million and $49.9 million, respectively, which is recorded as a current liability.

	March 31, 2005	December 31, 2004
Hedged Metal Obligations were comprised of the following:
Metals in a net spot short position economically hedged with derivatives (primarily forward purchases) - represents a payable for the return of spot metal to counterparties	$268.8	$265.1
Fair value of hedging derivatives in a “loss” position	23.5	27.8
Total hedged metal obligations	$292.3	$292.9

    At March 31, 2005 and December 31, 2004, hedged metal obligations relating to 622,413 and 603,330 troy ounces of gold, respectively, were outstanding. These quantities were sold short on a spot basis generating cash approximating $270 million and $266 million, respectively. These spot sales were hedged with forward purchases for the same number of ounces at an average price of $434.15 at March 31, 2005 and $441.23 at December 31, 2004. Unless a forward counterparty failed to perform, there was no risk of loss in the event prices rose. All counterparties for such transactions are investment grade.

    Derivative metal and foreign currency instruments are used to hedge metal positions and obligations. As of March 31, 2005, approximately 98% of these instruments have settlement terms of less than one year, with the remaining instruments expected to settle within 33 months. These derivative metal and foreign currency instruments consist of the following:

Metal Hedging Instruments (in millions):
	March 31, 2005		December 31, 2004
	Buy	Sell	Buy	Sell
Metal forwards/futures	$602.5	$648.7	$625.2	$662.6
Eurodollar futures	31.9	84.5	11.2	136.6
Swaps	33.2	4.0	31.2	9.8
Options	22.0	—	3.9	—
Foreign exchange forwards/futures - Japanese yen	—	94.5	—	130.8
Foreign exchange forwards/futures - Euro	—	28.4	—	23.4
Foreign exchange forwards/futures - Other	3.0	—	5.5	—

Note 11 - New Accounting Pronouncements

    At the March 17, 2005 EITF (Emerging Issues Task Force) meeting, the Task Force reached a consensus on Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” In the mining industry, companies may be required to remove overburden and other mine waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as stripping costs. During the development of a mine (before production begins), it is generally accepted in practice that stripping costs are capitalized as part of the depreciable cost of building, developing, and constructing the mine. Those capitalized costs are typically amortized over the productive life of the mine using the units of production method. A mining company may continue to remove overburden and waste materials, and therefore incur stripping costs, during the production phase of the mine. The EITF has reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Board ratified this consensus at its March 30, 2005 meeting. The guidance in this consensus will be effective for financial statements issued for fiscal years beginning after December 15, 2005. The Company is in the process of assessing the impact on its financial statements.

    In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires compensation costs relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements based on their fair values. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. The effective date of SFAS No. 123(R) was deferred until the beginning of the first fiscal year beginning after June 15, 2005. As a result, the Company will adopt this statement in 2006. The Company currently measures compensation costs related to share-based payments under APB No. 25, as allowed by SFAS No. 123, and provides disclosure in the notes to financial statements as required by SFAS No. 123. SFAS No. 123(R) provides for two transition alternatives: Modified-Prospective transition and Modified-Retrospective transition. The Company is currently evaluating the transition alternatives and the impact on the Company’s financial statements.

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

    In December 2004, FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” was issued, providing guidance under SFAS No. 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP No. 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Act before applying the requirements of FSP No. 109-2. Accordingly, the Company continues to assess the new tax rules relating to the repatriation of offshore earnings from its foreign subsidiaries and it will take appropriate measures in the second half of 2005.  Due to the uncertainty of the direction the Company will take in this regard, it cannot reasonably predict the impact to the Company's financial statements in 2005.

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

Pro Forma Information	Three Months Ended March 31,
(in millions, except per-share data):	2005	2004
Net earnings - as reported	$58.0	$50.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2.3)	(2.8)
Net earnings - pro forma	$55.7	$47.5
Earnings Per Share:
Basic earnings per share - as reported	$0.48	$0.41
Basic earnings per share - pro forma	0.46	0.38
Diluted earnings per share - as reported	0.47	0.40
Diluted earnings per share - pro forma	0.45	0.38

    In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.” This standard, although not yet effective, clarifies guidance relating to stock options granted to employees that are eligible to retire. This guidance states that options granted to employees eligible to retire should be expensed on the date of grant versus over the vesting period. As a result, the Company has revised its pro forma stock option disclosures to reflect the change. Full year pro forma diluted EPS for 2003 and 2004 will remain unchanged at $1.79 and $1.82, respectively. Revised quarterly pro forma diluted EPS will be $0.38, $0.53, $0.47, and $0.44 for the quarters ended March 31, 2004, June 30, 2004, September 30, 2004, and December 31, 2004, respectively. Reported amounts for those same periods were $0.38, $0.53, $0.46, and $0.46.

Note 13 - Benefits

    The Company has domestic and foreign pension plans covering substantially all employees. The Company also provides post-employment and postretirement benefits to certain eligible employees. The components of net periodic benefit cost for the three-month periods ended March 31, 2005 and 2004 are shown in the following table:

Net Periodic Benefit Cost (in millions):
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$6.0	$5.5	$1.0	$0.9
Interest cost	10.2	9.5	2.0	2.4
Expected return on plan assets	(12.3)	(12.1)	-	-
Amortization of prior service cost	0.6	0.8	(0.6)	(0.6)
Recognized actuarial loss	3.6	2.7	0.2	0.5
Net periodic benefit cost	$8.1	$6.4	$2.6	$3.2

    The Company does not anticipate any changes to the pension contribution amounts that were previously disclosed in the Company’s 2004 Form 10-K.

    On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). This Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. After a review of the Company’s plan design, the Company and its consulting actuaries believe the Company’s plan is actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirement Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company revalued the benefit obligation and determined that the reduction in the accumulated postretirement benefit obligation for the subsidy related to the benefits attributed to past service is $15 million. The effects of this act will reduce the net periodic benefit cost by $2.0 million for the year ended December 31, 2005.

    The Company incurred benefit payments of $2.9 million for the three-month period ended March 31, 2005. Expected future benefits payments, including prescription drug benefits, are as follows (in millions):

Year
2005 (April 1 through December 31)	$8.8
2006	11.2
2007	10.7
2008	10.0
2009	9.5
2010 through 2014	44.1

    The Company expects the following reimbursements under the subsidy portion of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (in millions):

Year
2005 (April 1 through December 31)	$—
2006	1.7
2007	1.9
2008	1.9
2009	2.0
2010 through 2014	8.3

Note 14 - Supplemental Information

    The following table presents certain supplementary information to the Company’s “Condensed Consolidated Statements of Cash Flows”:

Supplementary Cash Flow Information (in millions):
	Three Months Ended March 31,
	2005	2004
Materials Services related:
Change in assets and liabilities - source(use):
Receivables	$(6.6)	$(3.0)
Committed metal positions	54.2	(99.2)
Inventories	0.4	(0.1)
Other current assets	(0.4)	(0.2)
Other noncurrent assets	—	(0.2)
Accounts payable	(63.6)	65.0
Hedged metal obligations	3.7	30.0
Other current liabilities	(2.4)	(4.0)
Net cash flows from changes in assets and liabilities	$(14.7)	$(11.7)
All Other:
Change in assets and liabilities - source(use):
Receivables	$(38.3)	$(28.7)
Inventories	(13.5)	2.0
Other current assets	(6.7)	2.6
Other noncurrent assets	5.6	0.8
Accounts payable	23.3	10.5
Other current liabilities	19.4	(5.9)
Noncurrent liabilities	(18.9)	(4.5)
Net cash flows from changes in assets and liabilities	$(29.1)	$(23.2)

Note 15 - Other Matters

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

Note 16 - Income Taxes

    In respect of recurring worldwide business operations, the Company’s effective tax rate (“ETR”) is estimated to be approximately 23% based upon current tax laws. On occasion, however, there are nonrecurring events that will impact the ETR. These one time events, which can be either favorable or unfavorable, will be reflected in the quarter in which the event occurs consistent with applicable accounting principles. During the quarter ended March 31, 2005, the Company recorded a favorable impact ($2.7 million reduction of tax expense) resulting from an agreement with the Internal Revenue Service (“IRS”) relating to the audit of the Company’s tax return for 2001. Accordingly, the favorable adjustment relating to the agreement with the IRS will reduce the Company’s ETR below its normal level for the year. The Company is not aware of any further material adjustments that would affect its ETR for the remainder of the year but it cannot preclude the possibility that such an event may occur.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

    Unless otherwise indicated, all per-share amounts are presented as diluted earnings per share, as calculated under SFAS No. 128, “Earnings per Share.”

Overview

    The Company develops, manufactures and markets value-adding technologies based on surface and materials science for a wide spectrum of served markets. The Company also provides its technology segments, their customers and others with precious and base metals and related services. The Company’s businesses are organized into four reportable segments that are discussed individually below. Additional detailed descriptive material is included in “ITEM 1. BUSINESS” and NOTE 19, “BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA” in the Company’s 2004 Form 10-K. Comparative financial data is also given in Note 19 of the Company’s 2004 Form 10-K and on page 5 of this Form 10-Q.

    One of the strengths of the Company is that its segments serve diverse markets, which is important for assessing the variability of future cash flows. The following economic comments also provide a useful context for evaluating the Company’s performance: (1) worldwide auto builds continue to be relatively flat, albeit at fairly high levels - industry growth for auto-emission catalysts will benefit from tougher environmental regulation throughout the world over the next 5-10 years as well as developing economies, especially new Asian production; (2) more stringent diesel-emission regulations are being phased in, affording the Company additional opportunities for catalyst solutions; (3) worldwide petroleum refineries are operating close to capacity generating demand for the extra yields provided by Engelhard’s advanced fluid cracking catalysts and performance additives; (4) markets for effect pigments, colors and active ingredients in cosmetics, personal care, auto finishes and coatings have remained positive during the recent economic downturns and tend to be less cyclical; (5) the coated, free-sheet paper market has strengthened, but pricing and related market share loss continue to negatively impact the Company; and (6) margins related to the supply of metal to industrial customers are lower because of changes in pricing and supply arrangements.

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

Comparison of the First Quarter of 2005 with the First Quarter of 2004

    Net earnings in the first quarter of 2005 included a tax benefit of $2.7 million resulting from an agreement reached with the Internal Revenue Service with respect to the Company’s tax return for 2001. Net earnings increased to $58.0 million in the first quarter of 2005 compared to $50.3 million in the first quarter of 2004. Operating earnings increased to $69.4 million in the first quarter compared to $64.5 million in the same period last year. Improvements in operating earnings came predominantly from the Company’s technology segments, as the Company continues to leverage its technology platforms across increasingly diverse markets. Earnings from the Company’s Asian equity method joint ventures also improved over the first quarter of 2004. These Asian joint ventures are an integral component of the Company’s growth strategy, and serve as the Company’s presence in the Japanese and Korean automotive markets.

    The effective tax rate was 20.5% in the first quarter of 2005 compared to 22% for the first quarter of 2004. As previously mentioned, the Company recognized a $2.7 million tax benefit resulting from an agreement reached with the IRS with respect to the Company’s 2001 tax return. The Company believes that its effective tax rate on recurring business operations for 2005 will be approximately 23%. This effective tax rate excludes the impact of the agreement with the IRS regarding the Company’s 2001 tax return and any other one time events that may occur in the remainder of 2005.

    In connection with the recent tax law changes, the Company continues to asses the new tax rules relating to the repatriation of offshore earnings from its foreign subsidiaries and it will take appropriate measures in the second half of 2005. Due to the uncertainty of the direction the Company will take in this regard, it cannot reasonably predict the impact to the Company’s financial statements in 2005.

    The Company’s share of equity earnings from affiliates was $8.1 million in the first quarter of 2005 compared to $4.9 million in the same period last year. Earnings improvement of these operations reflects the strength of the Asian automotive markets, and reduced warranty expense. Worldwide automobile builds were down in the first quarter, but automobile builds in Asia were higher compared to the same period last year. Also in the period, the Company exchanged a minority interest in its Chinese operations for an increased equity ownership position in its Japanese affiliate, N.E. Chemcat. This transaction serves to improve the Company’s overall position in the Asian automotive markets. The Company expects these operations to produce earnings near current levels for the remainder of 2005.

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

Results of Operations (in millions)

	Q1 2005	Q1 2004	% change
Sales	$241.4	$238.4	1.3%
Operating earnings	36.5	37.0	-1.4%

Discussion

    Results from this segment were good, as operating earnings declined 1% compared to a strong year-ago quarter.

    Revenues from mobile-source markets were relatively flat in the first quarter of 2005 compared with the same period in 2004. The Company serves a wide customer base, and changes in the mix of sales to these markets are common. In the first quarter of 2005 compared to the first quarter of 2004, the mix of products sold to these markets resulted in modestly lower revenues from light-duty markets, which was offset by modestly higher revenues from the diesel OEM market and the positive impact of currency exchange.

    Operating earnings from mobile-source markets decreased 5% in the first quarter of 2005 compared with the first quarter of 2004. Decreased profitability from the light-duty market and diesel retrofit market was partially offset by increased profitability from the diesel OEM market. Light-duty automobile builds in North America and Europe declined in the current period compared to the same period last year, while automobile builds in Asia increased. The Company expects these trends to continue for the remainder of 2005, as inventory levels at the Company’s North American customers have increased. The Company expects declines in earnings from light-duty gasoline applications to be partially offset by improved sales of light-duty diesel applications to these markets. The Company serves the large Asian markets of Japan and Korea through joint ventures accounted for under the equity method. Accordingly, the positive results of those operations, reflecting continued strength in the Asian markets, are included on the Equity Earnings line. Diesel OEM markets are expected to remain strong for 2005, albeit not at 2004 levels, and will see improved results towards the end of 2006 as more stringent environmental regulations become effective.

    Sales to industrial product markets increased modestly in the first quarter of 2005 compared to the first quarter of 2004. Sales to power-generation customers were positively impacted by one large order in the period, and are not indicative of a rebound in the power-generation market. Sales to other industrial markets were mixed, as increased sales to the temperature-sensing market were offset by decreased sales to other served markets.

    Earnings from industrial product markets improved in the first quarter of 2005 compared with the first quarter of 2004. Earnings from the power-generation market improved versus the prior year, due primarily to the aforementioned large order in the period. The temperature-sensing market, while relatively small, represents a niche growth area for the Company. Increased earnings from the temperature-sensing market, due primarily to a 2004 mid-year acquisition, were offset by decreased earnings from other served markets. While cash flows from other served markets remain sufficient to support existing asset values, certain operations are being evaluated from a strategic standpoint. It is possible that some of these assets may be sold or shut down. Fixed assets associated with these operations, which are currently recoverable, are approximately $10 million, and the majority of the employees are covered by a collective bargaining agreement that contains severance provisions.

    There is $18 million of goodwill associated with the operations serving industrial products markets. The fair value of these operations modestly exceeds the carrying value of these operations. If these businesses experience cash flows below current expectations, the carrying value of these operations could exceed the fair value, resulting in an impairment of goodwill.

Process Technologies

    The Process Technologies segment enables customers to make their processes more productive, efficient, environmentally sound and safer through the supply of advanced chemical-process catalysts, additives and sorbents.

Results of Operations (in millions)

	Q1 2005	Q1 2004	% change
Sales	$148.0	$132.2	12.0%
Operating earnings	19.1	16.3	17.2%

Discussion

    This segment experienced improved results in the first quarter of 2005 compared to the same period last year.

    Sales of catalyst and additives to the petroleum-refining market increased modestly in the first quarter of 2005 compared with the first quarter of 2004. The increase was driven by continued strong demand for catalyst products derived from the Company’s Distributed Matrix Structure (DMS) technology platform, which sold at premium prices. DMS technology allows refiners to increase yields. Higher volumes of petroleum-refining additives also positively impacted sales. These improvements were partially offset by decreased demand for older product offerings.

    Operating earnings from products sold to petroleum-refining markets decreased modestly in 2005 compared with 2004. Earnings from increased demand for DMS technologies were offset by higher natural gas costs of approximately $1 million, other raw material costs, and decreased earnings from older product offerings. During 2004, strong demand for DMS technology began to exceed existing capacity at the operating facility that produces these products. The Company has completed a project to reduce costs and increase capacity at these facilities, but experienced some higher costs in the current period as this project was implemented. The Company believes that these operations will experience higher prices and lower operating costs going forward, somewhat offset by higher raw material costs.

    Sales of catalysts to the chemical-process markets increased significantly in the first quarter of 2005 compared with the first quarter of 2004. The increase in revenues came from most served markets including the oleochemical, petrochemical and polyolefin markets. Volumes of Lynx polypropylene catalysts increased in 2005 compared with 2004 as market acceptance continued and expanded capacity at the Company’s facility in Tarragona, Spain is now fully operational. Price increases initiated in 2004 and 2005 accounted for approximately $2 million of higher revenues.

    Operating earnings from products sold to chemical-process markets increased significantly, driven by the above-mentioned increased revenues, and absence of Tarragona start-up related costs of $2.3 million in the year ago period. The increase from revenues was negatively impacted by the mix of products sold, as the Company sold higher volumes of lower margin products. The Company anticipates modestly improved results from the chemical-process markets in 2005 compared to 2004, as customer demand, driven by high customer capacity utilization rates, continues to improve.

Appearance and Performance Technologies

    The Appearance and Performance Technologies segment provides pigments, effect materials, personal care active ingredients and performance additives that enable its customers to market enhanced image and functionality in their products. This segment serves a broad array of end markets, including cosmetics and personal care, coatings, plastics, automotive, construction and paper. The segment’s products help customers improve the look, functionality, performance and overall cost of their products. In addition, the segment is the internal supply source of precursors for most of the Company’s advanced petroleum-refining catalysts.

Results of Operations (in millions)

	Q1 2005	Q1 2004	% change
Sales	$173.9	$166.3	4.6%
Operating earnings	18.1	15.1	19.9%

Discussion

    Results from this segment were good, as decreased earnings from sales to the paper market were more than offset by increased earnings from the specialty kaolin, and cosmetics and personal care markets.

    Sales of kaolin- and attapulgite-based products increased 5% in the first quarter of 2005 compared with the first quarter of 2004, as the Company experienced modestly increased revenues to all served markets and higher prices to the paper market. The Company continues to focus on non-paper kaolin markets to maximize cash flows from these operations. These markets include plastics, construction, automotive, agriculture and coatings.

    Operating earnings from kaolin- and attapulgite-based products increased 33% in the first quarter of 2005 compared with a weak first quarter in 2004. Decreased earnings from kaolin-based products to the paper market were more than offset by earnings from kaolin-based products to other markets as discussed above. Late in 2004, the Company initiated productivity programs designed to decrease costs related to products sold to the paper market, and improve the manufacturing and marketing focus on non-paper kaolin markets. To date, these programs have been successful. Higher natural gas prices negatively impacted these operations by approximately $2 million in the quarter. Natural gas prices are expected to remain high for the remainder of 2005, and will negatively impact these businesses by as much as $9 million for the full year, despite a successful hedging strategy. Cash flows from kaolin-based operations remain substantial, and these assets continue to be monitored with respect to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Currently, these assets are not impaired.

    Sales of effect materials, colors and personal care actives increased 4% in the first quarter of 2005 compared with the same period in 2004. In the quarter, the Company strengthened its position in the personal care market by acquiring Coletica, S.A., a European high-growth company that develops performance-based, skin-care compounds and related technologies. In 2004, the Company acquired The Collaborative Group, a domestic company serving similar markets. These operations, along with previously existing operations, serve the cosmetics and personal care markets. These operations, acquired in 2004, accounted for all of the increase in sales in the first quarter of 2005 compared to the first quarter of 2004, offset by lower sales of colorants. In late 2004, the Company experienced strong demand for its colorant products, resulting in inventory builds at the Company’s customers.

    Operating earnings from effect materials, colors and personal care actives increased approximately 18% in the first quarter of 2005 compared with the first quarter of 2004, due primarily to the above-mentioned 2004 acquisition, and absence of certain expenses associated with product development and commercialization. The Company expects continued improvement from these markets due primarily to its increased presence in the cosmetics and personal care markets.

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

Results of Operations (in millions)

	Q1 2005	Q1 2004	% change
Sales	$450.5	$491.1	-8.3%
Operating earnings	4.4	3.4	29.4%

Discussion

    Sales for this segment include substantially all the Company’s sales of metals to industrial customers of all segments. Sales also include fees invoiced for services rendered (e.g., refining charges). Because of the logistical and hedging nature of much of this business and the significant precious metal values included in both sales and cost of sales, gross margins tend to be low in relation to the Company’s technology segments, as does capital employed. This effect also dampens the gross margin percentages of the Company as a whole, but improves the return on investment.

    While many customers of the Company’s platinum-group-metal catalysts purchase the metal from Materials Services, some choose to deliver metal from other sources prior to manufacture. In such cases, precious metal values are not included in sales. The mix of such arrangements and extent of market price fluctuations can significantly affect the reported level of sales and cost of sales. Consequently, there is no necessary direct correlation between year-to-year changes in reported sales and operating earnings. Revenues in the first quarter of 2005 decreased compared to the first quarter of 2004 as lower volumes of platinum group metals were partially offset by higher prices of platinum group metals.

    Earnings from metal sourcing operations improved in the first quarter of 2005 compared with the first quarter of 2004. Refining and related service operations were flat compared to the same period last year, as improved earnings at the Company’s domestic refinery were offset by the timing of administrative expenses.

Liquidity and Capital Resources

Liquidity

    Working capital was $593.6 million at March 31, 2005, compared with $659.8 million at December 31, 2004. The current ratio was 1.6 and 1.7 at March 31, 2005 and December 31, 2004, respectively. This primarily reflects reduced cash balances, as the Company utilized existing foreign cash balances to acquire Coletica, S.A. (see Note 2, “Acquisitions”). The working capital of the Company’s technology segments (Environmental Technologies, Process Technologies and Appearance and Performance Technologies) is not subject to significant fluctuations from period to period. While these businesses experience some modest seasonality, it is not enough to have a significant impact on their overall working capital requirements. The working capital of the Materials Services segment may vary due to the timing of metal contracts, but is monitored closely by senior management. While long-term working capital requirements cannot be readily predicted, it is expected that they will grow proportionally with the revenues and earnings of the technology segments.

    Cash balances were $52.7 million and $126.2 million at March 31, 2005 and December 31, 2004, respectively. The majority of this cash is held by foreign subsidiaries. Where economically feasible, the Company finances its foreign subsidiaries locally. The Company maintains cash pooling systems among certain foreign operations, most notably in Europe, that allow for effective inter-subsidiary financing.

    On March 7, 2005, the Company replaced existing committed credit facilities with a new $800 million, five-year committed credit facility. This facility is available for general corporate purposes, including, without limitation, to provide liquidity support for the issuance of commercial paper and acquisition financing. As of March 31, 2005, the Company had $24.5 million of commercial paper outstanding, all of which matured on April 1, 2005.

    The Company’s total debt increased to $536.8 million at March 31, 2005 from $525.7 million at December 31, 2004. The percentage of total debt to total capitalization remained at 27% at March 31, 2005 compared to December 31, 2004.

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

Capital Resources

    The Company’s technology segments represent the most significant internal capital resource of the Company. The Company’s technology segments contain businesses that currently generate cash approximating earnings. This is evidenced by the comparison of depreciation and amortization to capital spending for these segments over a significant period of time. Cash flows from the Materials Services segment tend to fluctuate from period to period due to the timing of metal contracts. The “All Other” category includes certain small manufacturing operations, the Strategic Technologies group and other corporate functions, which collectively use cash. The Strategic Technologies group develops technologies to commercial levels to generate future sources of cash.

    Net cash provided by operating activities was relatively flat compared to the same period last year. Certain seasonal trends traditionally impact net cash provided by operating activities in the first quarter of the year, notably higher compensation payments and inventory builds for certain markets. Accordingly, the first quarter is expected to be the lowest quarter for the year. Variances in cash flows occurring in the Materials Services segment reflect changes in metal positions used to facilitate requirements of the Company, its metal customers and suppliers (see Note 14, “Supplemental Information,” for Materials Services variances). Current levels of hedged metal obligations and committed metal positions are expected to prevail for the remainder of the year. Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, transactions are hedged on a daily basis. Hedging is accomplished primarily through forward, future and option contracts. However, in closely monitored situations for which exposure levels have been set by senior management, the Company, from time to time, holds large unhedged industrial commodity positions that are subject to future market price fluctuations. These positions are included in committed metal positions, along with hedged metal holdings. The bulk of hedged metal obligations represent spot short positions. Other than in closely monitored situations, these positions are hedged through forward purchases. Unless a forward counterparty fails to perform, there is no price risk. In addition, the aggregate fair value of derivatives in a loss position is reported in hedged metal obligations (derivatives in a gain position are included in committed metal positions). Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Committed metal positions may include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined. As of March 31, 2005, the aggregate market value of the metals purchased under a contract for which a provisional price had been paid was in excess of the amounts advanced by a total of $41.6 million. As a result, this amount was recorded in committed metal positions and accounts payable at March 31, 2005.

    The Company’s joint ventures operate independently of additional Company financing. These joint ventures returned $3.1 million of cash to the Company in the first quarter of 2005. Full-year proceeds from the Asian and other joint ventures are expected to be approximately $5-10 million in 2005.

    The Company also depends upon access to debt and equity markets, as discussed in the liquidity section, as a source of cash.

    The Company continues to invest currently to develop future sources of cash through self-investment, alliances, licensing agreements and acquisition. Notably, in the first quarter of 2005, the Company invested $25.0 million in capital projects and $55.1 million in acquisitions and other investments. Capital expenditures for 2005 are expected to be approximately $130 million to $140 million. Acquisitions in the first quarter included approximately $50 million, net of cash acquired, for the acquisition of 78% ownership of Coletica, S.A. and related holdings, which strengthens the Company’s position in the personal care market. The Company has committed to, and expects to acquire the remaining outstanding shares in the second quarter of 2005. The Company actively pursues investment opportunities that meet risk and return criteria set by senior management. The Company expects to find opportunities in the future and will act upon these opportunities accordingly.

    If sources of cash exceed opportunities for investment, the Company will return value to the shareholders. This is done through share buy-back programs, dividends and debt repayment. In the first quarter of 2005 the Company purchased approximately 1.4 million outstanding shares of common stock, net of stock options exercised. The Company’s Board of Directors approved an increase in the quarterly dividend from $0.11 per share to $0.12 per share in the first quarter of 2005. The Company expects to find future investment opportunities, and will be able to reduce the future amount of shares purchased when this occurs.

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

•
Contingencies related to actual or alleged environmental contamination to which the Company may be a party (see Note 21, “Environmental Costs,” of the Company’s 2004 Form 10-K, as well as the section above).

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

•
Overall demand for the Company’s products, which is dependent on the demand for our customers’ products. As a supplier of materials to other manufacturers, the Company is dependent upon the markets for its customers’ products. Notably, some North American automobile producers have recently experienced financial difficulties and decreased product demand. Additionally, technological advances by direct and not-in-kind competitors could render the Company’s current products obsolete.

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

•
Economic downturns and inflation. The diversity of the Company’s markets has substantially insulated the Company’s profitability from economic downturns in recent years. The Company is exposed to overall economic conditions.

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

Item 3.    Quantitive and Qualitative Disclosures about Market Risk

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

    A discussion and analysis of the Company’s market risk is included in the Company’s 2004 Form 10-K. There have been no significant changes to these market risks as of March 31, 2005.

Item 4.    Controls and Procedures

    The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of March 31, 2005, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2005 were effective to provide reasonable assurance that material information related to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings would be communicated to them on a timely basis. There was no change in the Company’s internal control over financial reporting during the Company’s first fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

    The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the reality that judgments and estimates can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of the Company's disclosure control system are met and, as set forth above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2005, that the Company's disclosure controls and procedures were effective to provide reasonable assurance that the objectives of the Company's disclosure control system were met.

PART II - OTHER INFORMATION

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

(c)
The Company has Board authorized programs for the repurchase of the Company’s stock. The following table represents repurchases under these programs for each of the three months of the quarter ended March 31, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs(a)
1/1/05 - 1/31/05	6,500(b)	$29.34	6,500	2,868,032
2/1/05 - 2/28/05	478,100(c)	29.74	478,100	2,389,932
3/1/05 - 3/31/05	1,052,900	29.97	1,052,900	1,337,032
Total	1,537,500	$29.90	1,537,500

(a)	Share repurchase program of 6 million shares authorized in October 2003. Does not include share repurchase program of 6 million shares authorized by the Board of Directors on May 5, 2005.
(b)	Excludes 344 shares obtained through dividend reinvestment by the Rabbi Trust under the Deferred Compensation Plan for Key Employees of Engelhard Corporation.
(c)	Excludes 72,044 shares obtained through participant deferrals by the Rabbi Trust under the Deferred Compensation Plan for Key Employees of Engelhard Corporation. Also excludes 3,511 shares received into treasury stock under the Key Employees Stock Bonus Plan of Engelhard Corporation, representing the net shares received by the Company from employees to cover supplemental withholding taxes on the annual stock award vesting

Item 4.    Submission of Matters to a Vote of Security Holders

(a)	The Company’s Annual Meeting of the Shareholders was held on Thursday, May 5, 2005.
(b)	The results of votes of security holders for the election of directors are as follows:

Election of Directors	For	Withheld
Barry W. Perry	109,094,609	3,454,561
Douglas G. Watson	108,769,493	3,779,677
Marion H. Antonini, David L. Burner, James V. Napier and Henry R. Slack continued as Directors after the annual meeting.

(c)	The results of votes of security holders for the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm are as follows:

For	Against	Abstain
111,361,036	405,988	782,146

Item 6.	Exhibits		Pages

	(31)(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	32

	(31)(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	33

	(32)	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. *	34

(b)		In a report on Form 8-K furnished to the Securities and Exchange Commission (SEC) on February 8, 2005, the Company reported that it furnished its earnings release with the SEC for the fourth quarter and fiscal year ended December 31, 2004.

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

ENGELHARD CORPORATION (Registrant)

Date: May 9, 2005	/s/ Barry W. Perry
Barry W. Perry
Chairman and Chief Executive Officer

Date: May 9, 2005	/s/ Michael A. Sperduto
Michael A. Sperduto
Vice President and Chief Financial Officer

Date: May 9, 2005	/s/ Alan J. Shaw
Alan J. Shaw
Controller

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Acts Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 9, 2005	/s/ Barry W. Perry
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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Acts Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: May 9, 2005	/s/ Michael A. Sperduto
Michael A. Sperduto
Vice President and Chief Financial Officer

EXHIBIT (32)

Section 1350 Certifications of
Chief Executive Officer and Chief Financial Officer

The undersigned, Barry W. Perry, Chairman and Chief Executive Officer of Engelhard Corporation (the “Company”), and Michael A. Sperduto, Vice President and Chief Financial Officer of the Company, each hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended March 31, 2005 (the “Report”) (1) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

Date: May 9, 2005	/s/ Barry W. Perry
Barry W. Perry
Chairman and Chief Executive Officer

Date: May 9, 2005	/s/ Michael A. Sperduto
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