Form 10-Q
period 2005-06-30
ENGELHARD CORP
filed 2005-08-08
CIK 352947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock $1 par value	Outstanding at August 1, 2005 120,130,297

  PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands, except per-share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$1,106,025	$1,107,775	$2,132,695	$2,147,807
Cost of sales	920,176	938,034	1,778,352	1,818,710
Gross profit	185,849	169,741	354,343	329,097
Selling, administrative and other expenses	105,702	96,594	204,770	191,443
Special charge	10,362	—	10,362	—
Operating earnings	69,785	73,147	139,211	137,654
Equity in earnings of affiliates	7,432	8,364	15,542	13,303
Gain on investment	61	—	180	—
Interest income	2,862	1,354	4,938	2,319
Interest expense	(9,408)	(5,917)	(16,264)	(11,788)
Earnings before income taxes	70,732	76,948	143,607	141,488
Income tax expense	12,835	8,953	27,757	23,152
Net earnings	$57,897	$67,995	$115,850	$118,336
Earnings per share - basic	$0.48	$0.55	$0.96	$0.96
Earnings per share - diluted	$0.47	$0.54	$0.94	$0.94
Cash dividends paid per share	$0.12	$0.11	$0.24	$0.22
Average number of shares outstanding - basic	120,191	123,650	120,943	123,904
Average number of shares outstanding - diluted	122,276	126,040	123,064	126,202

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)
(Unaudited)

	June 30, 2005	December 31, 2004
Cash	$28,261	$126,229
Receivables, net	480,549	410,382
Committed metal positions	488,496	457,570
Inventories	490,761	459,637
Other current assets	122,309	135,631
Total current assets	1,610,376	1,589,449
Investments	197,346	179,160
Property, plant and equipment, net	896,760	911,029
Goodwill	384,506	330,798
Other intangible and noncurrent assets	154,987	168,156
Total assets	$3,243,975	$3,178,592
Short-term borrowings	$38,490	$12,025
Accounts payable	337,594	375,890
Hedged metal obligations	401,873	292,880
Other current liabilities	267,198	248,872
Total current liabilities	1,045,155	929,667
Long-term debt	496,025	513,680
Other noncurrent liabilities	305,805	320,933
Shareholders’ equity	1,396,990	1,414,312
Total liabilities and shareholders’ equity	$3,243,975	$3,178,592

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net earnings	$115,850	$118,336
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	62,914	62,113
Amortization of intangible assets	2,416	1,845
Equity results, net of dividends	(6,659)	(3,356)
Net change in assets and liabilities:
Materials Services related	3,815	21,173
All other	(38,387)	(30,502)
Net cash provided by operating activities	139,949	169,609
Cash flows from investing activities
Capital expenditures	(53,599)	(44,591)
Proceeds from investments	—	1,988
Acquisitions and other investments, net of cash acquired of $16,023	(93,828)	(6,240)
Net cash used in investing activities	(147,427)	(48,843)
Cash flows from financing activities
Increase (decrease) in short-term borrowings	5,948	(58,574)
Proceeds from long-term debt	66	51,136
Purchase of treasury stock	(82,895)	(51,123)
Cash from exercise of stock options	6,275	19,200
Dividends paid	(29,056)	(27,335)
Net cash used in financing activities	(99,662)	(66,696)
Effect of exchange rate changes on cash	9,172	(1,361)
Net (decrease) increase in cash	(97,968)	52,709
Cash at beginning of year	126,229	87,889
Cash at end of period	$28,261	$140,598

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ENGELHARD CORPORATION
BUSINESS SEGMENT INFORMATION
(Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net Sales
Environmental Technologies	$250,534	$224,209	$491,895	$462,646
Process Technologies	172,559	159,214	320,540	291,434
Appearance and Performance Technologies	186,594	185,238	360,469	351,531
Technology segments	609,687	568,661	1,172,904	1,105,611
Materials Services	480,202	525,153	930,683	1,016,252
All Other	16,136	13,961	29,108	25,944
Total net sales	$1,106,025	$1,107,775	$2,132,695	$2,147,807
Operating Earnings
Environmental Technologies	$28,034	$32,755	$64,534	$69,744
Process Technologies	23,306	23,066	42,363	39,362
Appearance and Performance Technologies	20,484	23,806	38,548	38,857
Technology segments	71,824	79,627	145,445	147,963
Materials Services	5,891	2,754	10,284	6,122
All Other	(7,930)	(9,234)	(16,518)	(16,431)
Total operating earnings	69,785	73,147	139,211	137,654
Equity in earnings of affiliates	7,432	8,364	15,542	13,303
Gain on investment	61	—	180	—
Interest income	2,862	1,354	4,938	2,319
Interest expense	(9,408)	(5,917)	(16,264)	(11,788)
Earnings before income taxes	70,732	76,948	143,607	141,488
Income tax expense	12,835	8,953	27,757	23,152
Net earnings	$57,897	$67,995	$115,850	$118,336

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

The prior year presentation of the “Condensed Consolidated Statements of Cash Flows” has been changed to conform to the current year presentation. Specifically, “Decrease in hedged metal obligations” has been reclassified from “Net cash used in financing activities” to “Net cash provided by operating activities,” and is included in the “Materials Services related” line. The net effect of this reclassification is a decrease to “Net cash provided by operating activities” of $3.8 million and a decrease to “Net cash used in financing activities” of an equivalent amount.

Note 2 - Special Charges

In the second quarter of 2005, the Company committed to a plan to discontinue manufacturing operations at its Carteret, New Jersey facility, which manufactures specialty precious metal products. The Company recorded charges totaling $10.4 million related to this action within the Environmental Technologies segment during the second quarter. The special charge consists of $4.8 million related to severance and other employee related expenses, $3.2 million related to the impairment of machinery and equipment, $1.3 million related to the impairment of goodwill and $1.1 million related to work-in-process inventory not expected to be completed or sold. These charges are included in the “Special charge” line in the “Condensed Consolidated Statements of Earnings.” The above impairment values are based upon management’s estimate of fair value. The amount ultimately realized from the disposition of these assets is subject to change. The Company expects to incur additional pre-tax expenses of approximately $1 million related to this action in the quarter ending September 30, 2005.

Operations at the Carteret, New Jersey facility are expected to cease on or about August 23, 2005. At that point in time, the Company will classify this manufacturing operation as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Note 3 - Acquisitions

In June 2005, the Company acquired the syngas catalyst business of Nanjing Chemical Industry Corporation (NCIC), a wholly owned subsidiary of SINOPEC, one of China’s largest integrated energy and chemical companies, for approximately $20 million. As of June 30th, the Company has paid approximately 70% of the purchase price with the remaining 30% recorded in accounts payable and expected to be paid in the third quarter of 2005. The Company acquired NCIC’s syngas business operations, catalyst technology and Nanjing-based manufacturing assets. The acquisition supports the Company’s growth strategy and broadens the competencies in surface and material sciences as it expands the Company’s portfolio of served markets and applications. The results of operations of this acquisition, integrated into the Process Technologies segment, are included in the accompanying consolidated financial statements from the date of acquisition. A portion of the purchase price has been allocated to assets acquired based on their fair values, while the remaining balance was recorded as goodwill. The Company is completing its review and determination of these fair values, and thus the allocation of the purchase price is subject to revision. Pro forma information is not provided as the impact of the acquisition does not have a material effect on the Company’s results of operations, cash flow, or financial position.

In March 2005, the Company acquired a majority stake in Coletica, S.A., a French company that develops performance-based, skin-care compounds and related technologies for the cosmetic and personal care industry. The Company purchased 77.87% of Coletica’s outstanding shares for approximately €50 million ($65 million). In the second quarter of 2005, the Company made a tender offer and acquired the remaining publicly held shares. The total purchase price of shares amounted to €65.5 million ($86 million) for 100% ownership. This acquisition further strengthens the Company’s position as a leading global supplier of materials technology to the cosmetic and personal care industries. Coletica has two facilities in Lyon, France and sales offices in Paris, New York and Tokyo. A portion of the purchase price has been allocated to assets acquired based on their fair values, while the remaining balance was recorded as goodwill. The Company is completing its review and determination of these fair values, and thus the allocation of the purchase price is subject to revision. Pro forma information is not provided as the impact of the acquisition does not have a material effect on the Company’s results of operations, cash flows or financial position.

During the first quarter of 2005, the Company exchanged a 7.5% interest in its Chinese automotive catalyst operations for approximately 2.6% of N.E. Chemcat (NECC), a publicly-traded joint venture. This transaction was recorded as an exchange of similar productive assets in accordance with APB 29, “Accounting of Nonmonetary Transactions.” The Company also acquired an additional 0.7% of NECC through a public tender offer. These transactions increase the Company’s ownership percentage in NECC from 38.8% to 42.1%.

Note 4 - Accounting for Asset Retirement Obligations

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

The following table represents the change in the Company’s asset retirement obligation liability (in millions):

	June 30, 2005	June 30, 2004
Balance at beginning of year	$10.8	$10.5
Accretion expense	0.3	0.3
Payments	(0.5)	(0.6)
Asset retirement obligation at end of period	$10.6	$10.2

Note 5 - Inventories

Inventories consist of the following (in millions):

	June 30, 2005	December 31, 2004
Raw materials	$165.3	$137.5
Work in process	51.2	49.3
Finished goods	257.9	255.1
Precious metals	16.4	17.7
Total inventories	$490.8	$459.6

The majority of the Company’s physical metal is carried in the committed metal positions line on the balance sheet at fair value with the remainder carried in the inventory line at historical cost. The inventory portion of precious metals is stated at LIFO cost. The market value of the precious metals recorded at LIFO exceeded cost by $91.2 million and $73.1 million at June 30, 2005 and December 31, 2004, respectively.

In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms. Metals held for the accounts of customers and suppliers are not reflected in the Company’s financial statements.

Note 6 - Comprehensive Income

Comprehensive income is summarized as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net earnings	$57.9	$68.0	$115.9	$118.3
Other comprehensive income (loss):
Foreign currency translation adjustment	(40.4)	0.1	(41.8)	0.6
Cash flow derivative adjustment, net of tax	(1.9)	(0.2)	6.6	1.2
Investment adjustment, net of tax	—	(0.1)	—	(0.4)
Minimum pension liability adjustment, net of tax	0.4	—	0.6	—
Comprehensive income	$16.0	$67.8	$81.3	$119.7

The foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. entities.

Note 7 - Earnings Per Share

SFAS No. 128 “Earnings Per Share” specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share (EPS). The following table represents the computation of basic and diluted EPS as required by SFAS No. 128:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per-share data):	2005	2004	2005	2004
Basic EPS Computation
Net earnings applicable to common shares	$57.9	$68.0	$115.9	$118.3
Average number of shares outstanding - basic	120.2	123.7	120.9	123.9
Basic earnings per share	$0.48	$0.55	$0.96	$0.96
Diluted EPS Computation
Net earnings applicable to common shares	$57.9	$68.0	$115.9	$118.3
Average number of shares outstanding - basic	120.2	123.7	120.9	123.9
Effect of dilutive stock options and other incentives	2.1	2.3	2.2	2.3
Average number of shares outstanding - diluted	122.3	126.0	123.1	126.2
Diluted earnings per share	$0.47	$0.54	$0.94	$0.94

Note 8 - Derivatives and Hedging

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

The Company documents all relationships between derivative instruments designated as hedging instruments and the hedged items at inception of the hedges, as well as its risk-management strategies for the hedges. For the three- and six-month periods ended June 30, 2005 and 2004, there was no gain or loss recognized in earnings resulting from hedge ineffectiveness.

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

For the six-month periods ended June 30, 2005 and 2004, the Company reported an after-tax gain of $1.2 million and an after-tax loss of $0.8 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as foreign exchange cash flow hedges. It is expected that cumulative gains of $1.2 million as of June 30, 2005 will be reclassified into earnings within the next 12 months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transactions not occurring or hedge ineffectiveness. As of June 30, 2005, the maximum length of time over which the Company has hedged its exposure to movements in foreign exchange rates for forecasted transactions is 12 months.

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

For the six-month periods ended June 30, 2005 and 2004, the Company reported after-tax gains of $3.8 million and $1.7 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as cash flow commodity hedges. It is expected that the cumulative gain of $3.8 million as of June 30, 2005 will be reclassified into earnings within the next 18 months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow commodity hedges due to the probability of the original forecasted transactions not occurring or hedge ineffectiveness. As of June 30, 2005, the maximum length of time over which the Company has hedged its exposure to movements in commodity prices for forecasted transactions is 18 months.

Interest Rate Derivatives

The Company uses interest rate derivatives that are designated as fair value hedges to help achieve its fixed and floating rate debt objectives. The Company currently has two interest rate swap agreements with a total notional value of $100 million maturing in August 2006 and three interest rate swap agreements with a total notional value of $150 million maturing in May 2013. These agreements effectively change fixed rate debt obligations into floating rate debt obligations. The total notional values and maturity dates of these agreements are equal to the face values and the maturity dates of the related debt instruments. For these fair value hedges, there was no gain or loss recognized from hedged firm commitments no longer qualifying as fair value hedges for the three- and six-month periods ended June 30, 2005 and 2004.

In June 2005, the Company terminated two interest rate swap agreements, with a total notional value of $120 million maturing in June 2028, that were designated as fair value hedges. The termination of these two interest rate swap agreements resulted in a cash receipt of $20.1 million that will be amortized to earnings over the remaining term of the underlying debt instrument.

In March 2004, the Company entered into an interest rate derivative contract. This derivative, referred to as a Forward Rate Agreement (FRA), economically hedged the Company’s interest rate exposure for the May 15, 2004 LIBOR rate reset under a pre-existing interest rate swap agreement. In June 2004, the Company entered into two additional FRA contracts, which economically hedged the Company’s interest rate exposure for the December 1, 2004 LIBOR rate reset under a pre-existing interest rate swap agreement. These FRAs have been marked-to-market with the gain/loss being reflected in earnings.

In January 2005, the Company entered into two additional FRA contracts, which economically hedged the Company’s interest rate exposure for the May 16, 2005 and the June 1, 2005 LIBOR rate reset under two pre-existing interest rate swap agreements. The FRA contracts were terminated in March 2005 due to favorable market conditions, and the gain was reflected in earnings.

In January 2005, the Company entered into a derivative agreement with a total notional value of $74.7 million maturing in January 2012. This agreement effectively changes a rental obligation that varies directly with short-term commercial paper rates to a fixed payment obligation. The total notional value and other terms of this agreement are equal to the rental payments and other terms of an operating lease for machinery and equipment used in the Process Technologies segment that was renewed in January 2005. This derivative is designated as a cash flow hedge, and as such, it is marked-to-market with the gain/loss reflected in other comprehensive income. For the six-month period ended June 30, 2005, the Company reported an after-tax loss of $0.2 million in accumulated other comprehensive income. There was no gain or loss reclassified from accumulated comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transactions not occurring or hedge ineffectiveness.

Net Investment Hedges

The Company issued two tranches (one in April 2004 and one in August 2004) of five-year term, 5.5 billion Japanese yen notes (approximately $50 million each) with a coupon rate of 1.1%. These notes are designated as an effective net investment hedge of a portion of the Company’s yen-denominated investments. As such, any foreign currency gains and losses resulting from these notes are accounted for as a component of accumulated other comprehensive income. For the six-month period ended June 30, 2005, the Company reported an after-tax loss of $2.8 million in accumulated other comprehensive income, relating to the mark-to-market of these notes. The Company intends to issue a third tranche of 5.5 billion Japanese yen-denominated notes in August 2005. As with the previous issues, these new notes will be designated as an effective net investment hedge of an additional portion of the Company’s yen-denominated assets.

Note 9 - Guarantees and Warranties

In the normal course of business, the Company incurs obligations with regard to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit. At June 30, 2005, the aggregate outstanding amount of letters of credit supporting such obligations amounted to $87.5 million, of which $86.3 million will expire in less than one year, $1.0 million will expire in two to three years, $0.1 million will expire in four to five years and $0.1 million will expire after five years. In the opinion of management, such obligations will not significantly affect the Company’s financial position or results of operations as the Company anticipates fulfilling its performance obligations.

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

The change in the Company’s product warranty reserves is as follows (in millions):

	June 30, 2005	June 30, 2004
Balance at beginning of year	$8.7	$10.0
Payments	(1.7)	(2.7)
Provision	0.1	3.2
Reversal of reserve (a)	(1.3)	—
Balance at end of period	$5.8	$10.5

(a)
In 2005, the Company reversed a $1.3 million warranty accrual ($0.8 million due to favorable experience related to the Environmental Technologies segment and $0.5 million due to expiration of warranties).

Note 10 - Goodwill and Other Intangible Assets

Identifiable intangible assets, such as patents and trademarks, are amortized using the straight-line method over their estimated useful lives. Goodwill and other intangible assets that have indefinite useful lives are not amortized, but are tested for impairment based on the specific guidance of SFAS No. 142, “Goodwill and Other Intangible Assets.”

The following information relates to acquired amortizable intangible assets (in millions):

	As of June 30, 2005		As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Amortizable Intangible Assets
Usage rights	$19.9	$6.3	$22.2	$6.3
Supply agreements	17.3	6.4	19.0	6.3
Technology licenses	16.1	4.2	9.1	3.5
Other	5.6	3.2	3.7	2.3
Total	$58.9	$20.1	$54.0	$18.4

Amortization expense for the six-month period ended June 30, 2005 exceeds the increase in accumulated amortization due to the impact of foreign exchange rate changes.  Intangible assets with indefinite useful lives, and thus not subject to amortization, are $1.9 million as of June 30, 2005 and December 31, 2004. Total accumulated amortization for goodwill and other intangible assets amounted to $86.3 million and $83.9 million at June 30, 2005 and December 31, 2004, respectively. As of June 30, 2005, the estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Estimated Annual Amortization Expense:
2005	$4.5
2006	4.4
2007	4.3
2008	4.3
2009	4.2

The following table represents the changes in the carrying amount of goodwill for the six-month period ended June 30, 2005 (in millions):

	Environmental Technologies	Process Technologies	Appearance & Performance Technologies	All Other	Total
Balance as of January 1, 2005	$20.4	$108.1	$201.8	$0.5	$330.8
Goodwill additions (a)	—	1.5	63.8	—	65.3
Purchase accounting adjustments (b)	—	—	(4.5)	—	(4.5)
Foreign currency translation adjustment	(1.4)	—	(4.4)	—	(5.8)
Goodwill impairment (c)	(1.3)	—	—	—	(1.3)
Balance as of June 30, 2005	$17.7	$109.6	$256.7	$0.5	$384.5

(a)
Goodwill additions amount includes $63.8 million related to the Company’s acquisition of Coletica, S.A. during the first quarter of 2005 and $1.5 million related to the acquisition of the catalyst business of Nanjing Chemical Industry Corporation during the second quarter of 2005. These amounts represent the excess of the purchase price paid over the fair market value of the net assets acquired. The Company is completing its review and determination of these fair values, and thus the allocation of the purchase price is subject to revision.

(b)
Purchase accounting adjustment of $4.5 million relates to a revision of the allocation of the purchase price of The Collaborative Group, Ltd., including its wholly owned subsidiary Collaborative Laboratories, Inc., acquired by the Company in the third quarter of 2004, in accordance with SFAS No. 141, “Business Combinations.”

(c)
Goodwill impairment charge of $1.3 million was recorded by the Company in the second quarter of 2005, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” related to the Company’s plan to discontinue manufacturing operations at its Carteret, New Jersey facility.

Note 11 - Committed Metal Positions and Hedged Metal Obligations

	June 30, 2005	December 31, 2004
Committed Metal Positions were comprised of the following (in millions):
Metals in a net spot long position economically hedged with derivatives (primarily forward sales)	$446.9	$324.2
Fair value of hedging derivatives in a “gain” position	9.9	14.2
Unhedged metal positions, net (see analysis below)	23.8	19.3
Fair value of metals received with prices to be determined, net of hedged spot sales	7.9	99.9
Total committed metal positions	$488.5	$457.6

Both spot metal positions and derivative instruments are stated at fair value. Fair value is based on relevant published market prices. The following table sets forth the Company’s unhedged metal positions included in the committed metal positions line on the Company’s “Condensed Consolidated Balance Sheets”:

Metal Positions Information (in millions):

	June 30, 2005		December 31, 2004
	Net Position	Value	Net Position	Value
Platinum group metals	Long	$27.9	Long	$19.4
Gold	Short	(2.2)	Flat	—
Silver	Flat	—	Short	(0.9)
Base metals	Short	(1.9)	Long	0.8
Total unhedged metal positions		$23.8		$19.3

Committed metal positions may include significant advances made for the purchase of precious metals that have been delivered to the Company, but for which the final purchase price has not yet been determined. As of June 30, 2005 and December 31, 2004, the aggregate market value of the metals purchased under a contract for which a provisional price has been paid was in excess of the amounts advanced by a total of $7.6 million and $49.9 million, respectively, which is recorded as a current liability.

	June 30, 2005	December 31, 2004
Hedged Metal Obligations were comprised of the following (in millions):
Metals in a net spot short position economically hedged with derivatives (primarily forward purchases) - represents a payable for the return of spot metal to counterparties	$378.8	$265.1
Fair value of hedging derivatives in a “loss” position	23.1	27.8
Total hedged metal obligations	$401.9	$292.9

At June 30, 2005 and December 31, 2004, hedged metal obligations relating to 875,484 and 603,330 troy ounces of gold, respectively, were outstanding. These quantities were sold short on a spot basis generating cash approximating $384 million and $266 million, respectively. These spot sales were hedged with forward purchases for the same number of ounces at an average price of $438.06 at June 30, 2005 and $441.23 at December 31, 2004. Unless a forward counterparty failed to perform, there was no risk of loss in the event prices rose. All counterparties for such transactions are investment grade.

Derivative metal and foreign currency instruments are used to hedge metal positions and obligations. As of June 30, 2005, 98% of these instruments have settlement terms of less than one year, with the remaining instruments expected to settle within 42 months. These derivative metal and foreign currency instruments consist of the following:

Metal Hedging Instruments (in millions):

	June 30, 2005		December 31, 2004
	Buy	Sell	Buy	Sell
Metal forwards/futures	$697.7	$645.9	$625.2	$662.6
Eurodollar futures	72.8	52.0	11.2	136.6
Swaps	38.0	6.5	31.2	9.8
Options	22.9	—	3.9	—
Foreign exchange forwards/futures - Japanese yen	—	81.8	—	130.8
Foreign exchange forwards/futures - Euro	—	23.4	—	23.4
Foreign exchange forwards/futures - Other	3.5	—	5.5	—

Note 12 - New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005.

At the March 17, 2005 EITF (Emerging Issues Task Force) meeting, the Task Force reached a consensus on Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” In the mining industry, companies may be required to remove overburden and other mine waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as stripping costs. During the development of a mine (before production begins), it is generally accepted in practice that stripping costs are capitalized as part of the depreciable cost of building, developing, and constructing the mine. Those capitalized costs are typically amortized over the productive life of the mine using the units of production method. A mining company may continue to remove overburden and waste materials, and therefore incur stripping costs, during the production phase of the mine. The EITF has reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Board ratified this consensus at its March 30, 2005 meeting. The guidance in this consensus will be effective for financial statements issued for fiscal years beginning after December 15, 2005. The Company is in the process of assessing the impact of this consensus on its financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires compensation costs relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements based on their fair values. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. In April 2005, the Securities and Exchange Commission issued a new rule that amends the effective date of SFAS No. 123(R) to the beginning of the next fiscal year. As a result, the Company will adopt this statement on January 1, 2006. The Company currently measures compensation costs related to share-based payments under APB No. 25, as allowed by SFAS No. 123, and provides disclosure in the notes to financial statements as required by SFAS No. 123. SFAS No. 123(R) provides for two transition alternatives: Modified-Prospective transition and Modified-Retrospective transition. The Company is currently evaluating the transition alternatives and the impact on the Company’s financial statements.

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

Note 13 - Stock Option and Bonus Plans

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

Pro Forma Information	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share-data):	2005	2004	2005	2004
Net earnings - as reported	$57.9	$68.0	$115.9	$118.3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(0.8)	(0.8)	(3.1)	(3.6)
Net earnings - pro forma	$57.1	$67.2	$112.8	$114.7

Earnings Per Share:
Basic earnings per share - as reported	$0.48	$0.55	$0.96	$0.96
Basic earnings per share - pro forma	0.48	0.54	0.93	0.93
Diluted earnings per share - as reported	0.47	0.54	0.94	0.94
Diluted earnings per share - pro forma	0.47	0.53	0.92	0.91

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

Note 14 - Benefits

The Company has domestic and foreign pension plans covering substantially all employees. The Company also provides post-employment and postretirement benefits to certain eligible employees. The components of net periodic benefit cost for the six-month periods ended June 30, 2005 and 2004 are shown in the following table:

Net Periodic Benefit Cost (in millions):
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$12.0	$11.1	$2.1	$1.9
Interest cost	20.3	19.0	3.9	4.4
Expected return on plan assets	(24.5)	(24.1)	—	—
Amortization of prior service cost	1.2	1.6	(1.1)	(1.1)
Recognized actuarial loss	7.2	5.4	0.5	0.7
Net periodic benefit cost	$16.2	$13.0	$5.4	$5.9

The Company does not anticipate any changes to the 2005 required contributions previously disclosed in the Company's 2004 Form 10K; however, the Company is evaluating whether to make a discretionary contribution or accelerate 2006 required contributions. The Company is in the process of forecasting 2006 pension expense. Final pension expense numbers for the 2006 fiscal year cannot be calculated until the September 30, 2005 measurement date. The measurement date is used to value the Plan assets and set the applicable rates used in determining the projected benefit obligation and 2006 pension expense. Based upon current economic conditions, the Company may be required, on the measurement date, to lower the domestic discount rate by approximately 50 basis points and foreign discount rates by approximately 50 to 150 basis points. This would increase 2006 pension expense by approximately $7 million. Other factors including asset returns and plan experience will additionally increase pension expense by approximately $7 million in 2006.

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

The Company incurred benefit payments of $5.8 million for the six-month period ended June 30, 2005. Expected future benefit payments, including prescription drug benefits, are as follows (in millions):

Year
2005 (July 1 through December 31)	$5.9
2006	11.2
2007	10.6
2008	10.0
2009	9.4
2010 through 2014	44.0

The Company expects the following reimbursements under the subsidy portion of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (in millions):

Year
2005 (July 1 through December 31)	$-
2006	1.7
2007	1.9
2008	1.9
2009	2.0
2010 through 2014	8.3

Note 15 - Supplemental Information

The following table presents certain supplementary information to the Company’s “Condensed Consolidated Statements of Cash Flows”:

Supplementary Cash Flow Information (in millions):

	Six Months Ended June 30,
	2005	2004
Materials Services related:
Change in assets and liabilities - source (use):
Receivables	$(4.1)	$(10.8)
Committed metal positions	(78.0)	(65.4)
Inventories	0.6	-
Other current assets	(1.1)	0.4
Accounts payable	(28.5)	104.5
Hedged metal obligations	113.8	(3.8)
Other current liabilities	1.1	(3.7)
Net cash flows from changes in assets and liabilities	$3.8	$21.2

All Other:
Change in assets and liabilities - source (use):
Receivables	$(74.8)	$(23.9)
Inventories	(40.0)	(2.5)
Other current assets	14.3	1.8
Other noncurrent assets	13.8	5.5
Accounts payable	31.7	0.4
Other current liabilities	41.8	(9.5)
Noncurrent liabilities	(25.2)	(2.3)
Net cash flows from changes in assets and liabilities	$(38.4)	$(30.5)

Note 16 - Other Matters

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

Note 17 - Income Taxes

In 2004, the Internal Revenue Service (“IRS”) concluded their audit of the Company’s tax returns for the years 1998 through 2000. Accordingly, as a result of an agreement reached with the Company, the Company recorded an $8 million benefit in the second quarter of 2004. In the first quarter of 2005, the Company recorded a $2.7 million reduction of tax expense resulting from an agreement with the IRS relating to the audit of the Company’s tax return for 2001. The Company is currently under examination for the 2002 and 2003 tax periods with the IRS, and the Company also seeks resolution with tax authorities in foreign jurisdictions in which the Company operates. In the current quarter, the Company recorded a benefit of $5.7 million related to prior tax periods in the Netherlands and a tax expense of $3.3 million related to prior periods in Germany, due to changes in estimates based upon information obtained during the resolution process.

The Company’s effective tax rate (“ETR”) as it relates to net income, is dependent upon the enacted tax laws in jurisdictions in which the Company operates, the amount and jurisdictional mixture of earnings, the amount of percentage depletion deductions related to mining activity, foreign tax credit valuation allowances and changes in estimate, the ability to utilize tax credits, extraterritorial income and domestic production related benefits and other factors. Based upon the Company’s assessment of the above factors, the ETR for the full year ending December 31, 2005 is estimated to be approximately 22%. In the current quarter, the Company’s ETR is 18.1%. This is substantially lower than the estimated full year ETR due to the aforementioned changes in estimate for Germany and the Netherlands and $3.9 million of tax benefits related to the closure of the Carteret, NJ manufacturing facility (see Note 2, “Special Charges”).

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

One of the strengths of the Company is that its segments serve diverse markets, which is important for assessing the variability of future cash flows. The following economic comments also provide a useful context for evaluating the Company’s performance: (1) worldwide auto builds continue to be relatively flat, albeit at fairly high levels - industry growth for auto-emission catalysts will benefit from tougher environmental regulation throughout the world over the next 5-10 years as well as developing economies, especially new Asian production; (2) more stringent diesel-emission regulations are being phased in, affording the Company additional opportunities for catalyst solutions; (3) worldwide petroleum refineries are operating close to capacity generating demand for the extra yields provided by Engelhard’s advanced fluid cracking catalysts and performance additives; (4) markets for effect pigments, colors and active ingredients in cosmetics, auto finishes and coatings have remained positive during the recent economic downturns and tend to be less cyclical; however, the Company is currently experiencing growing competition from Asian producers; (5) the coated, free-sheet paper market has strengthened, but pricing and related market share loss continue to negatively impact the Company; and (6) margins related to the supply of metal to industrial customers have been lower in recent years because of changes in pricing and supply arrangements.

Results of Operations

The information in the discussion of each segment’s results discussed below is derived directly from the internal financial reporting system used for management purposes. Items allocated to each segment’s results include the majority of corporate operating expenses. Unallocated items include interest expense, interest income, royalty income, sale of precious metals accounted for under the last-in, first-out (LIFO) method, certain special charges and credits, income taxes, certain information technology development costs and other miscellaneous corporate items.

Comparison of the Second Quarter of 2005 with the Second Quarter of 2004

Net earnings in the second quarter of 2005 included an after-tax special charge of $6.4 million related to the closure of the Company’s Carteret, NJ manufacturing facility (see Note 2, “Special Charges”). Net earnings decreased to $57.9 million in the second quarter of 2005 compared with $68.0 million in the second quarter of 2004, which included an $8 million tax benefit, discussed below. Operating earnings decreased to $69.8 million in the second quarter compared with $73.1 million in the same period last year, primarily due to the above-mentioned special charge ($10.4 million, pre-tax) and decreased earnings in the Appearance and Performance Technologies segment, partially offset by higher earnings from mobile-source markets served by the Environmental Technologies segment and improved performance by the Materials Services segment. Earnings from equity method joint ventures decreased in the quarter due to the lack of earnings associated with the divestiture of Engelhard CLAL. This was partially offset by modestly improved earnings from the Company’s Asian equity method joint ventures. These Asian joint ventures are an integral component of the Company’s growth strategy, and serve as the Company’s presence in the Japanese and Korean automotive markets.

In 2004, the Internal Revenue Service (“IRS”) concluded their audit of the Company’s tax returns for the years 1998 through 2000. Accordingly, as a result of an agreement reached with the Company, the Company recorded an $8 million benefit in the second quarter of 2004. In the first quarter of 2005, the Company recorded a $2.7 million reduction of tax expense resulting from an agreement with the IRS relating to the audit of the Company’s tax return for 2001. The Company is currently under examination for the 2002 and 2003 tax periods with the IRS, and the Company also seeks resolution with tax authorities in foreign jurisdictions in which the Company operates. In the current quarter, the Company recorded a benefit of $5.7 million related to prior tax periods in the Netherlands and a tax expense of $3.3 million related to prior periods in Germany, due to changes in estimates based upon information obtained during the resolution process.

The Company’s effective tax rate (“ETR”) as it relates to net income, is dependent upon the enacted tax laws in jurisdictions in which the Company operates, the amount and jurisdictional mixture of earnings, the amount of percentage depletion deductions related to mining activity, foreign tax credit valuation allowances and changes in estimate, the ability to utilize tax credits, extraterritorial income and domestic production related benefits and other factors. Based upon the Company’s assessment of the above factors, the ETR for the full year ending December 31, 2005 is estimated to be approximately 22%. In the current quarter, the Company’s ETR is 18.1%. This is substantially lower than the estimated full year ETR due to the aforementioned changes in estimate for Germany and the Netherlands and $3.9 million of tax benefits related to the closure of the Carteret, NJ manufacturing facility (see Note 2, “Special Charges”).

In connection with the recent tax law changes, the Company continues to assess the new tax rules relating to the repatriation of offshore earnings from its foreign subsidiaries and it will take appropriate measures in the second half of 2005. Due to the uncertainty of the direction the Company will take in this regard, it cannot reasonably predict the impact to the Company’s financial statements in 2005.

The Company’s share of equity earnings from affiliates was $7.4 million in the second quarter of 2005 compared with $8.4 million in the same period last year. In the second quarter of 2004, the Company recognized $1.1 million in equity earnings associated with the divestiture of Engelhard CLAL. The Company has not recognized, and does not expect to recognize any equity earnings from the former Engelhard CLAL joint venture in 2005. Worldwide automobile builds were flat in the second quarter, but automobile builds in Asia were higher compared with the same period last year. The Company serves the Japanese and Korean mobile-source emissions control markets through its Asian joint ventures NECC and Heesung, respectively. The Company expects these operations to produce earnings near current levels for the remainder of 2005. It should be noted that growth in Asia is primarily driven by the expanding China economy, which the Company serves through consolidated subsidiaries included in the Environmental Technologies segment.

Interest expense increased to $9.4 million in the second quarter of 2005 compared with $5.9 million in the second quarter of 2004 due to both higher short-term borrowing rates and higher average debt levels. Interest income increased to $2.9 million in the second quarter of 2005 compared with $1.4 million in the second quarter of 2004. In 2002, the Company established a cash-pooling program, which has been expanded significantly over the past year. While this program allows for the efficient and cost effective funding of the Company’s foreign subsidiaries, primarily in Europe, it has the effect of increasing both interest income and interest expense in proportion to the changes in the underlying cash and short-term debt balances.

Environmental Technologies

The majority of this segment’s sales is derived from technologies to control harmful emissions from mobile sources, including gasoline- and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and motorcycles. This segment’s customers are driven by increasingly stringent environmental regulations, for which the Company provides sophisticated emission-control technologies. The remainder of this segment’s sales is derived from products sold into a variety of industrial markets, including aerospace, power generation, process industries and utility engines. The Company supplies these industrial markets with sophisticated emission-control technologies, high-value material products made primarily from platinum group metals and thermal spray and coating technologies.

Results of Operations (in millions)

	Q2 2005	Q2 2004	% change
Sales	$250.5	$224.2	11.7%
Operating earnings before special items	38.4	32.8	17.1%
Special charge	10.4	0.0
Operating earnings	28.0	32.8	-14.6%

Discussion

Results from this segment were good. Although the Company incurred previously disclosed charges related to the closure of the Carteret, NJ facility, results from mobile-sourced markets were good.

Revenues from mobile-source markets increased 11% in the second quarter of 2005 compared with the same period in 2004. The majority of this increase was due to increased pass-through substrate costs. Substrate costs were higher primarily due to increased demand for catalyzed soot filters (CSF) to the light duty diesel market. This also increased the segment’s working capital requirements. The Company serves a wide customer base, and changes in the mix of sales to these markets are common. In the second quarter of 2005 compared with the second quarter of 2004, sales to North American automotive customers decreased, while sales to European, Asian and emerging market automotive customers increased. Sales to the motorcycle, diesel OEM, diesel retrofit and other niche markets increased modestly compared with the year ago quarter.

Operating earnings from mobile-source markets increased 7% in the second quarter of 2005 compared with the second quarter of 2004. Profits from automotive markets increased, driven by the above-mentioned increased demand for light duty diesel applications, partially offset by decreased demand for gasoline applications. The Company does not expect any near term improved demand for gasoline applications, as previously disclosed. Worldwide automobile builds varied by region, with increases in Asia offsetting decreases in North America. The Company serves the large Asian markets of Japan and Korea through joint ventures accounted for under the equity method. Accordingly, the positive results of those operations, reflecting continued strength in the Asian markets, are included on the equity earnings line. Operating earnings from diesel OEM markets decreased against a strong year ago quarter. Diesel OEM volumes are expected to remain at or below current levels until the latter half of 2006, when new regulations begin to impact the market. Profits from motorcycle and other niche markets improved, as the Company continues to diversify its served market base.

Sales to industrial product markets increased in the second quarter of 2005 compared with the second quarter of 2004. Sales to power-generation customers increased in the period, but are not indicative of a rebound in the power-generation market. Sales to all other industrial markets were modestly higher compared with the same quarter last year.

Operating earnings from industrial product markets decreased in the second quarter of 2005 compared with the second quarter of 2004, due to the previously disclosed plan to discontinue manufacturing operations at the Company’s Carteret, NJ facility. Asset impairment, severance and other charges related to this action totaled $10.4 million (see Note 2, “Special Charges”). Earnings from the power-generation market improved versus the prior year, commensurate with the above-mentioned increased sales. The temperature-sensing market, while relatively small, represents a niche growth area for the Company, and earnings improved modestly. The Company expects modest near-term improvement in earnings from industrial product markets, but continues to evaluate the long-term viability of these operations.

Process Technologies

The Process Technologies segment enables customers to make their processes more productive, efficient, environmentally sound and safer through the supply of advanced chemical-process catalysts, additives and sorbents.

Results of Operations (in millions)

	Q2 2005	Q2 2004	% change
Sales	$172.6	$159.2	8.4%
Operating earnings	23.3	23.1	0.9%

Discussion

This segment experienced mixed results in the second quarter of 2005 compared with the same period last year, as improved revenues did not translate to improved earnings.

Sales to the petroleum-refining market increased modestly in the second quarter of 2005 compared with the second quarter of 2004. Higher volumes of petroleum-refining additives drove the improvement. Demand remains strong for catalyst based on the Company’s Distributed Matrix Structure (DMS) technology platform. DMS technology allows refiners to increase yields, and accordingly, these products sell at premium prices. The Company recently announced additional price increases for these products. The Company also experienced some increased demand in the quarter for certain older product offerings. Demand for these older product offerings is not expected to grow.

Operating earnings from products sold to petroleum-refining markets increased in the second quarter of 2005 compared with the second quarter of 2004, primarily due to the aforementioned increase in sales of additives. These improvements were offset by higher natural gas costs of approximately $1 million and other raw material costs. During 2004, strong demand for DMS technology began to exceed existing capacity at the operating facilities that produce these products. The Company recently completed a project to reduce costs and increase capacity at these facilities, but experienced implementation difficulties resulting in higher than expected manufacturing costs in the quarter. These implementation difficulties are substantially resolved. The Company plans to maintain an asset utilization rate of approximately 90% for DMS offerings for the foreseeable future.

Sales of catalysts to the chemical-process markets increased significantly in the second quarter of 2005 compared with the second quarter of 2004. The increase in revenues came from most served markets including the oleochemical, petrochemical and polyolefin markets. Volumes of Lynx 1000 polypropylene catalysts increased in the second quarter of 2005 compared with the same period in 2004 as market acceptance continued, and expanded capacity at the Company’s facility in Tarragona, Spain is now fully operational. This was partially offset by decreased demand for older product offerings. Price increases initiated in 2004 and 2005 accounted for approximately $1 million of higher revenues from the chemical-process markets.

Operating earnings from products sold to chemical-process markets decreased in the second quarter of 2005 compared with the second quarter of 2004 due to decreased sales of higher margin products, partially offset by increased sales of lower margin products. Notably, the Company experienced increased demand for low margin clays to the oleochemical market compared with the year ago quarter, while seeing decreased demand for fats and oils catalysts. The Company continues to invest in assets and technologies to broaden the product offerings to this market, and to increase its global presence. In the quarter, the Company completed the acquisition of the catalyst business of Nanjing Chemical Industry Corporation (see Note 3, “Acquisitions”). Results for the quarter were also negatively impacted by higher SG&A spending of approximately $1 million, and higher raw material costs of approximately $2 million compared with the same period last year.

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

Results of Operations (in millions)

	Q2 2005	Q2 2004	% change
Sales	$186.6	$185.2	0.8%
Operating earnings	20.5	23.8	-13.9%

Discussion

Results from this segment were disappointing, as decreased earnings from sales to the paper and other served markets were partially offset by increased earnings from the Company’s acquisitions within the personal care market.

Sales from the Company’s mineral-based operations decreased 8% in the second quarter of 2005 compared with the second quarter of 2004. This decrease is due to lower volumes of kaolin-based products to the paper market, partially offset by an increase in sales of kaolin- and attapulgite-based products to specialty markets. Lower sales to the paper market were partially attributable to industry strikes in Finland and Canada during the quarter, somewhat offset by higher prices. Although the strike in Finland is over, the Company does not expect to compensate for the lost second quarter paper sales. The Company continues to focus on non-paper kaolin markets to maximize cash flows from these operations. These markets include plastics, construction, automotive, agriculture, coatings and refining catalysts.

Operating earnings from mineral-based products decreased significantly in the second quarter of 2005 compared with the same period of 2004. Despite increased sales of kaolin- and attapulgite-based products to specialty markets, earnings decreased as a result of higher manufacturing costs. Earnings from kaolin-based products to the paper market decreased as a result of the aforementioned strike-related negative impact on volumes of approximately $2 million in the quarter, as well as a negative impact from natural gas prices of approximately $2 million in the quarter.  Natural gas prices are expected to remain high for the remainder of 2005, and will negatively impact these businesses by as much as $10 million for the full year, despite a successful hedging strategy. Cash flows from kaolin-based operations remain substantial, and these assets continue to be monitored with respect to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Sales of effect materials, colors and personal care actives increased 9% in the second quarter of 2005 compared with the same period in 2004. Earlier in the year, the Company strengthened its position in the personal care market by acquiring Coletica, S.A., a European high-growth company that develops performance-based, skin-care compounds and related technologies. In 2004, the Company acquired The Collaborative Group, a domestic company serving similar markets. These operations, along with previously existing operations, serve the cosmetics and personal care markets. These operations, with second quarter sales of $17 million, accounted for all of the increase in sales in the second quarter of 2005 compared with the second quarter of 2004, offset by lower sales of effect materials and colorants. Decrease in colorant sales in the second quarter was due to decreased demand for the Company’s customers’ products.

Operating earnings from effect materials, colors and personal care actives increased 6% in the second quarter of 2005 compared with the second quarter of 2004, primarily due to the above-mentioned acquisitions, offset by somewhat decreased earnings from effect materials and colorants. Earnings from colorant markets are expected to decrease for the full year 2005 compared with 2004 due to 2004 customer inventory builds, and decreased demand for the Company’s customers’ products. Increased competition from Asian producers of effect pigments continues to negatively impact the Company’s margins and volumes.

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

Results of Operations (in millions)

	Q2 2005	Q2 2004	% change
Sales	$480.2	$525.2	-8.6%
Operating earnings	5.9	2.8	110.7%

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

While many customers of the Company’s platinum-group-metal catalysts purchase the metal from Materials Services, some choose to deliver metal from other sources prior to manufacture. In such cases, precious metal values are not included in sales. The mix of such arrangements and extent of market price fluctuations can significantly affect the reported level of sales and cost of sales. Consequently, there is no necessary direct correlation between year-to-year changes in reported sales and operating earnings. Revenues in the second quarter of 2005 decreased compared with the second quarter of 2004 due to lower volumes of precious metal sales.

Earnings from metal sourcing operations improved in the second quarter of 2005 compared with the second quarter of 2004. Refining and related service operations were improved compared with the same period last year, as the Company’s domestic refinery experienced improved volumes and operating efficiencies.

Comparison of the First Half of 2005 with the First Half of 2004

Net earnings in the first half of 2005 included an after-tax special charge of $6.4 million related to the closure of the Company’s Carteret, NJ manufacturing facility (see Note 2, “Special Charges”). Net earnings in the first half of 2004 included an $8 million tax benefit resulting from resolution of the Company’s 1998, 1999 and 2000 federal tax returns. Net earnings decreased to $115.9 million in the first half of 2005 compared with $118.3 million in the first half of 2004. Operating earnings increased to $139.2 million in the first half compared with $137.7 million in the same period last year, primarily due to higher earnings from the Materials Services segment, the Process Technologies segment and the mobile-source markets served by the Environmental Technologies segment, partially offset by the above-mentioned special charge ($10.4 million, pre-tax). Earnings from equity method joint ventures increased to $15.5 million in the first half of 2005 compared with $13.3 million in the same period last year, due to improved earnings from the Company’s Asian joint ventures.

Environmental Technologies

Results of Operations (in millions)

	First Half 2005	First Half 2004	% change
Sales	$491.9	$462.6	6.3%
Operating earnings before special items	74.9	69.7	7.5%
Special Charge	10.4	0.0
Operating earnings	64.5	69.7	-7.5%

Discussion

Revenues from mobile-source markets increased in the first half of 2005 compared with the same period in 2004, as increased sales of light duty diesel automotive applications outpaced decreased sales of domestic gasoline applications. The majority of this increase was due to increased pass-through substrate costs. Substrate costs were higher primarily due to increased demand for catalyzed soot filters (CSF) to the light duty diesel market. Sales to the motorcycle and diesel OEM markets increased in the half compared with last year, while sales to the diesel retrofit market decreased in the half.

Operating earnings from mobile-source markets were flat in the first half of 2005 compared with the first half of 2004. Profits from automotive markets increased, driven by the above-mentioned increased demand for light duty diesel applications, partially offset by the decreased demand for gasoline applications. Earnings from non-

automotive diesel applications declined against a strong year ago half, while earnings from the motorcycle market improved.

Sales to industrial product markets increased in the first half of 2005 compared with the first half of 2004. Sales to power-generation customers increased in the period, primarily due to a single large order. Sales to most other industrial markets were modestly higher compared with the same period last year.

Operating earnings from industrial product markets decreased in the first half of 2005 compared with the same period last year, due to the previously disclosed plan to discontinue manufacturing operations at the Company’s Carteret, NJ facility. Asset impairment, severance and other charges related to this action totaled $10.4 million (see Note 2, “Special Charges”). Earnings from the power-generation market improved versus the prior year, commensurate with the above-mentioned increased sales. Earnings improved modestly from operations serving the temperature-sensing market due to an acquisition completed in 2004.

Process Technologies

Results of Operations (in millions)

	First Half 2005	First Half 2004	% change
Sales	$320.5	$291.4	10.0%
Operating earnings	42.4	39.4	7.6%

Discussion

Sales to the petroleum-refining market increased modestly in the first half of 2005 compared with the first half of 2004. Higher volumes of petroleum-refining additives drove the improvement. Demand remains strong for catalyst based on the Company’s DMS technology platform. Operating earnings from products sold to petroleum-refining markets increased in the first half of 2005 compared with the first half of 2004, primarily due to the aforementioned increase in sales of additives. These improvements were offset by higher natural gas costs of approximately $2 million and other raw material costs.

Sales of catalysts to the chemical-process markets increased significantly in the first half of 2005 compared with the same period last year. The increase in revenues came from most served markets including the oleochemical, petrochemical and polyolefin markets. Price increases initiated in 2004 and 2005 accounted for approximately $3 million of higher revenues from the chemical-process markets. Operating earnings from products sold to chemical-process markets increased in the first half of 2005 compared with the first half of 2004 primarily due to absence of Tarragona start-up costs of $2.3 million in the first quarter last year. Margins were negatively impacted due to the mix of products sold. Results for the half were also negatively impacted by higher SG&A spending of approximately $2 million, and higher raw material costs compared with the same period last year.

Appearance and Performance Technologies

Results of Operations (in millions)

	First Half 2005	First Half 2004	% change
Sales	$360.5	$351.5	2.6%
Operating earnings	38.5	38.9	-1.0%

Discussion

Sales from the Company’s mineral-based operations decreased 2% in the first half of 2005 compared with the first half of 2004. This decrease is due to lower volumes of kaolin-based products to the paper market, partially offset by an increase in sales of kaolin- and attapulgite-based products to specialty markets. Lower sales to the paper market is partially attributable to industry strikes in Finland and Canada, somewhat offset by higher prices.

Operating earnings from mineral-based products decreased significantly in the first half of 2005 compared with the same period of 2004. Despite increased sales of kaolin- and attapulgite-based products to specialty markets, earnings decreased as a result of higher manufacturing costs. Earnings from kaolin-based products to the paper market decreased as a result of the aforementioned strike-related negative impact on volumes of approximately $2 million in the half, as well as a negative impact from natural gas prices of approximately $4 million.

Sales of effect materials, colors and personal care actives increased 7% in the first half of 2005 compared with the same period in 2004. The recent acquisitions serving the personal care materials markets accounted for all of the increase in sales, partially offset by decreased sales to other served markets. Operating earnings from effect materials, colors and personal care actives increased in the first half of 2005 compared with the first half of 2004, due entirely to the above-mentioned acquisitions, partially offset by decreased earnings from effect materials and colorants.

Materials Services

Results of Operations (in millions)

	First Half 2005	First Half 2004	% change
Sales	$930.7	$1,016.3	-8.4%
Operating earnings	10.3	6.1	68.9%

Discussion

Revenues in the first half of 2005 decreased compared with the first half of 2004 due to lower volumes of precious metal sales partially offset by higher prices of platinum group metals. Earnings from metal sourcing operations improved in the first half of 2005 compared with the first half of 2004. Refining and related service operations were improved compared with the same period last year, as the Company’s domestic refinery experienced improved volumes and operating efficiencies, partially offset by higher administrative costs.

Liquidity and Capital Resources

Liquidity

Working capital was $565.2 million at June 30, 2005, compared with $659.8 million at December 31, 2004. The current ratio was 1.5 and 1.7 at June 30, 2005 and December 31, 2004, respectively. This primarily reflects reduced cash balances, as the Company utilized existing cash balances to fund two acquisitions (see Note 3, “Acquisitions”). The working capital of the Company’s technology segments (Environmental Technologies, Process Technologies and Appearance and Performance Technologies) is not subject to significant fluctuations from period to period. While these businesses experience some modest seasonality, it is not enough to have a significant impact on their overall working capital requirements. The working capital of the Materials Services segment may vary due to the timing of metal contracts, but is monitored closely by senior management. While long-term working capital requirements cannot be readily predicted, it is expected that they will grow proportionally with the revenues and earnings of the technology segments.

Cash balances were $28.3 million and $126.2 million at June 30, 2005 and December 31, 2004, respectively. The majority of this cash is held by foreign subsidiaries. Where economically feasible, the Company finances its foreign subsidiaries locally. The Company maintains cash pooling systems among certain foreign operations, most notably in Europe, that allow for effective inter-subsidiary financing.

In May 2005, the Company entered into a five-year committed credit facility for approximately $33 million (270 million Chinese Renminbi) with three major foreign banks. The facility is available for general corporate purposes for various subsidiaries within China. In addition, the Company has a $12 million, seven-year committed credit facility with two major foreign banks that expires in October 2010 related to a plant expansion in China.

On March 7, 2005, the Company replaced existing committed credit facilities with a new $800 million, five-year committed credit facility. This facility is available for general corporate purposes, including, without limitation, to provide liquidity support for the issuance of commercial paper and acquisition financing. As of June 30, 2005, the Company had $10.0 million of commercial paper outstanding, all of which matured on July 1, 2005.

The Company’s total debt increased to $534.5 million at June 30, 2005 from $525.7 million at December 31, 2004. The percentage of total debt to total capitalization was 28% at June 30, 2005 compared with 27% at December 31, 2004.

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

Capital Resources

The Company’s technology segments represent the most significant internal capital resource of the Company. The Company’s technology segments contain businesses that generate significant cash flow. Cash flows from the Materials Services segment tend to fluctuate from period to period due to the timing of metal contracts. The “All Other” category includes certain small manufacturing operations, the Strategic Technologies group and other corporate functions, which collectively use cash. The Strategic Technologies group develops technologies to commercial levels to generate future sources of cash.

Net cash provided by operating activities was $139.9 million in the first half of 2005 compared with $169.6 million in the first half of 2004. The variance in cash flows from operating activities primarily occurred in the Materials Services segment and reflects changes in metal positions used to facilitate requirements of the Company, its metal customers and suppliers (see Note 15 “Supplemental Information,” for Material Services variations). Current levels of hedged metal obligations and committed metal positions are expected to prevail for the remainder of the year. Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, transactions are hedged on a daily basis. Hedging is accomplished primarily through forward, future and option contracts. However, in closely monitored situations for which exposure levels have been set by senior management, the Company, from time to time, holds large unhedged industrial commodity positions that are subject to future market price fluctuations. These positions are included in committed metal positions, along with hedged metal holdings. The bulk of hedged metal obligations represent spot short positions. Other than in closely monitored situations, these positions are hedged through forward purchases. Unless a forward counterparty fails to perform, there is no price risk. In addition, the aggregate fair value of derivatives in a loss position is reported in hedged metal obligations (derivatives in a gain position are included in committed metal positions). Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Committed metal positions may include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined. As of June 30, 2005, the aggregate market value of the metals purchased under a contract for which a provisional price had been paid was in excess of the amounts advanced by a total of $7.6 million. As a result, this amount was recorded in committed metal positions and accounts payable at June 30, 2005.

The Company’s joint ventures operate independently of additional Company financing. These joint ventures returned $8.9 million of cash to the Company in the first half of 2005. The Company does not anticipate additional cash proceeds from its joint ventures in 2005.

The Company also depends upon access to debt and equity markets, as discussed in the liquidity section, as a source of cash.

The Company continues to invest currently to develop future sources of cash through self-investment, alliances, licensing agreements and acquisition. Notably, during the first half of 2005, the Company invested $53.6 million in capital projects and $93.8 million in acquisitions and other investments. Capital expenditures for 2005 are expected to be approximately $140 million to $150 million. Acquisitions during the first half of 2005 included approximately $70 million, net of cash acquired, for the acquisition of Coletica, S.A. and related holdings and approximately $14 million for the acquisition of the catalyst business of Nanjing Chemical Industry Corporation (NCIC) (see Note 3 - “Acquisitions”). The Company expects to pay the remaining $7 million due to the former owners of NCIC in the third quarter of 2005. The Company actively pursues investment opportunities that meet risk and return criteria set by senior management. The Company expects to find opportunities in the future and will act upon these opportunities accordingly.

If sources of cash exceed opportunities for investment, the Company will return value to the shareholders. This is done through share buy-back programs, dividends and debt repayment. In the first half of 2005 the Company purchased approximately 2.5 million outstanding shares of common stock, net of stock options exercised. In May 2005, the Company’s Board of Directors authorized a share repurchase program of 6 million shares. In addition, the Company’s Board of Directors approved an increase in the quarterly dividend from $0.11 per share to $0.12 per share in the first quarter of 2005. The Company expects to find future investment opportunities, and will be able to reduce the future amount of shares purchased when this occurs.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,”“believe,”“could,”“estimate,”“expect,”“intend,”“may,”“plan,”“predict,”“project,”“will” and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, internal and external, that may cause the Company’s actual future activities and results of operations to be materially different from those suggested or described in this document.

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

•
Capacity constraints. Some of the Company’s businesses operate near current capacity levels. Should demand for certain products increase, the Company would experience short-term difficulty meeting the increased demand, hindering growth opportunities.

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

•
A decrease in the availability or an increase in the cost of energy, notably natural gas. The Company consumes more than 10 million MMBTUs of natural gas annually. Compared with other sources of energy, natural gas is subject to volatility in availability and price, due to transportation, processing and storage requirements.

•	The availability and price of rare earth compounds. The Company uses certain rare earth compounds, produced in limited locations worldwide.

•
The availability and price of other raw materials. The Company’s products contain a broad array of raw materials for which increases in price or decreases in availability could negatively impact the Company.

•
The impact of increased employee benefit costs and/or the resultant impact on employee relations and human resources. The Company employs approximately 7,000 employees worldwide and is subject to recent trends in benefit costs, notably pension and medical benefits.

•
Higher interest rates. Approximately half of the Company’s debt is exposed to short-term interest rate fluctuations. An increase in long-term debt rates would impact the Company when the current long-term debt instruments mature, or if the Company requires additional long-term debt.

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

A discussion and analysis of the Company’s market risk is included in the Company’s 2004 Form 10-K. There have been no significant changes to these market risks as of June 30, 2005.

Item 4.        Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of June 30, 2005, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of June 30, 2005 were effective to provide reasonable assurance that material information related to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings would be communicated to them on a timely basis. There was no change in the Company’s internal control over financial reporting during the Company’s second fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the reality that judgments and estimates can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of the Company’s disclosure control system are met and, as set forth above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2005, that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the objectives of the Company's disclosure control system were met.

  PART II - OTHER INFORMATION

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

(e)
The Company has Board authorized programs for the repurchase of the Company’s stock. The following table represents repurchases under these programs for each of the three months of the quarter ended June 30, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
4/1/05 - 4/30/05	656,200(b)	$28.87	656,200	680,832
5/1/05 - 5/31/05	172,000	29.50	172,000	6,508,832
6/1/05 - 6/30/05	439,300	29.19	439,300	6,069,532
Total	1,267,500	$29.07	1,267,500

(a)	Share repurchase program of 6 million shares authorized in October 2003 and the share repurchase program of 6 million shares authorized by the Board of Directors on May 5, 2005.

(b)	Excludes 383 shares obtained by the Rabbi Trust under the Deferred Compensation Plan for Key Employees of Engelhard Corporation.

Item 6.	Exhibits		Pages

(10)	Material Contracts
		(a) Amendment to Key Employees Stock Bonus Plan of Engelhard Corporation (The Key Employees Stock Bonus Plan of Engelhard Corporation is incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).	34
	(31)(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	35

	(31)(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	36

	(32)	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.*	37

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

ENGELHARD CORPORATION
(Registrant)

Date:	August 8, 2005	/s/ Barry W. Perry Barry W. Perry Chairman and Chief Executive Officer

Date:	August 8, 2005	/s/ Michael A. Sperduto Michael A. Sperduto Vice President and Chief Financial Officer

Date:	August 8, 2005	/s/ Alan J. Shaw Alan J. Shaw Controller

EXHIBIT 10(a)

AMENDMENT TO
KEY EMPLOYEES STOCK BONUS PLAN OF
ENGELHARD CORPORATION

The Key Employees Stock Bonus Plan of Engelhard Corporation is amended, effective as of August 4th, 2005, by amending paragraph 13 of the Plan to read in its entirety as follows:

“13. Unless a key employee elects otherwise as set forth below, the key employee’s federal, state and local income and employment taxes required to be withheld by the Company arising from the vesting of the Common Stock subject to an award under the Plan will be satisfied by the Company withholding a portion of the vesting Common Stock having a fair market value equal to the amount of such taxes required to be withheld. The key employee’s election not to have shares withheld, and instead to satisfy the withholding by tendering cash to the Company (or its designee) in the amount of such taxes required to be withheld, must be made on or before the date that the amount of tax required to be withheld is determined, and such cash must be tendered to the Company (or its designee) before the date the withheld amount must be deposited with the applicable taxing authorities. The amount of tax withholding to be satisfied by withholding shares of Common Stock shall be limited to the minimum amount of taxes required to be withheld under applicable federal, state and local law. The Company will not deliver any fractional share of Common Stock; however, the Company will compensate the employee for the value of the fractional share with either a cash payment or by applying the equivalent value of the fractional share to the employees tax obligation. The vested Common Stock will not be transferable by the key employee until the withholding tax obligation is satisfied by the key employee.”

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 8, 2005	/s/ Barry W. Perry Barry W. Perry Chairman and Chief Executive Officer

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

4.
The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) )) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:	August 8, 2005	/s/ Michael A. Sperduto Michael A. Sperduto Vice President and Chief Financial Officer

EXHIBIT (32)

Section 1350 Certifications of
Chief Executive Officer and Chief Financial Officer

The undersigned, Barry W. Perry, Chairman and Chief Executive Officer of Engelhard Corporation (the “Company”), and Michael A. Sperduto, Vice President and Chief Financial Officer of the Company, each hereby certifies that the Quarterly Report of the Company on Form 10-Q for the period ended June 30, 2005 (the “Report”) (1) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (2) the information contained in the Report fairly presents, in all material respects, the financial condition and the results of operations of the Company.

Date:	August 8, 2005	/s/ Barry W. Perry Barry W. Perry Chairman and Chief Executive Officer

Date:	August 8, 2005	/s/ Michael A. Sperduto Michael A. Sperduto Vice President and Chief Financial Officer

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