Form 10-Q
period 2005-09-30
ENGELHARD CORP
filed 2005-11-08
CIK 352947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

*	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
Yes	☒	No	*

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes	☒	No	*

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	*	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock	Outstanding at October 31, 2005
$1 par value	119,906,559

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands, except per-share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$1,208,258	$995,451	$3,325,181	$3,125,849
Cost of sales	1,033,676	825,800	2,796,445	2,627,067
Gross profit	174,582	169,651	528,736	498,782
Selling, administrative and other expenses	103,865	94,846	307,737	285,204
Operating earnings	70,717	74,805	220,999	213,578
Equity in earnings of affiliates	8,695	6,087	24,237	19,390
Gain/(loss) on investments	(12)	-	168	-
Interest income	3,688	1,174	8,626	3,494
Interest expense	(11,107)	(5,127)	(27,372)	(16,915)
Earnings before income taxes	71,981	76,939	226,658	219,547
Income tax expense	13,430	17,123	45,394	40,700
Income from continuing operations	58,551	59,816	181,264	178,847
Loss from discontinued operations, net of taxes	(42)	(761)	(6,905)	(1,455)
Net earnings	$58,509	$59,055	$174,359	$177,392

Earnings per share from continuing operations:
Basic	$0.49	$0.49	$1.50	$1.45
Diluted	$0.48	$0.48	$1.48	$1.42

Earnings per share from discontinued operations:
Basic	$(0.00)	$(0.01)	$(0.06)	$(0.01)
Diluted	$(0.00)	$(0.01)	$(0.06)	$(0.01)

Earnings per share:
Basic	$0.49	$0.48	$1.45	$1.44
Diluted	$0.48	$0.47	$1.42	$1.41

Cash dividends per share	$0.12	$0.11	$0.36	$0.33
Average number of shares outstanding - basic	119,608	122,951	120,493	123,584
Average number of shares outstanding - diluted	121,554	125,150	122,547	125,829

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)
(Unaudited)

	September 30, 2005	December 31, 2004
Cash	$29,538	$126,229
Receivables, net	500,218	406,962
Committed metal positions	687,037	457,498
Inventories	530,437	458,020
Other current assets	134,342	135,468
Total current assets	1,881,572	1,584,177
Investments	197,862	179,160
Property, plant and equipment, net	913,018	902,751
Goodwill	418,596	330,798
Other intangible and noncurrent assets	212,845	181,706
Total assets	$3,623,893	$3,178,592

Short-term borrowings	$207,588	$12,025
Accounts payable	398,156	375,343
Hedged metal obligations	543,101	292,880
Other current liabilities	285,010	248,411
Total current liabilities	1,433,855	928,659
Long-term debt	437,596	513,680
Other noncurrent liabilities	306,503	321,940
Shareholders’ equity	1,445,939	1,414,313
Total liabilities and shareholders’ equity	$3,623,893	$3,178,592

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities
Net earnings from continuing activities	$181,264	$178,847
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	93,538	92,785
Amortization of intangible assets	3,440	2,767
Equity results, net of dividends	(13,369)	(4,608)
Net change in assets and liabilities:
Materials Services related	(29,938)	(47,961)
All other	(98,058)	(51,948)
Net cash provided by operating activities	136,877	169,882
Cash flows from investing activities
Capital expenditures	(85,334)	(76,335)
Proceeds from investments	-	1,988
Acquisitions and other investments, net of cash acquired of $16,023	(159,303)	(66,240)
Net cash used in investing activities	(244,637)	(140,587)
Cash flows from financing activities
Increase (decrease) in short-term borrowings	74,732	(54,326)
Proceeds from long-term debt	49,469	108,972
Purchase of treasury stock	(91,366)	(107,586)
Cash from exercise of stock options	7,009	22,433
Dividends paid	(43,444)	(40,819)
Net cash used in financing activities	(3,600)	(71,326)
Effect of exchange rate changes on cash	14,669	(2,498)
Net decrease in cash	(96,691)	(44,529)
Cash at beginning of year	126,229	87,889
Cash at end of period	$29,538	$43,360

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ENGELHARD CORPORATION
BUSINESS SEGMENT INFORMATION
(Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Sales
Environmental Technologies	$254,701	$213,432	$738,416	$667,901
Process Technologies	167,012	147,776	487,554	439,209
Appearance and Performance Technologies	188,223	172,187	548,692	523,719
Technology segments	609,936	533,395	1,774,662	1,630,829
Materials Services	578,436	446,606	1,501,528	1,453,627
All Other	19,886	15,450	48,991	41,393
Total net sales	$1,208,258	$995,451	$3,325,181	$3,125,849
Operating Earnings
Environmental Technologies	$33,345	$33,976	$108,327	$104,256
Process Technologies	23,270	20,723	65,633	60,085
Appearance and Performance Technologies	16,952	19,264	55,499	58,121
Technology segments	73,567	73,963	229,459	222,462
Materials Services	5,800	6,657	16,706	13,361
All Other	(8,650)	(5,815)	(25,166)	(22,245)
Total operating earnings	70,717	74,805	220,999	213,578
Equity in earnings of affiliates	8,695	6,087	24,237	19,390
Gain/(loss) on investments	(12)	-	168	-
Interest income	3,688	1,174	8,626	3,494
Interest expense	(11,107)	(5,127)	(27,372)	(16,915)
Earnings before income taxes	71,981	76,939	226,658	219,547
Income tax expense	13,430	17,123	45,394	40,700
Income from continuing operations	58,551	59,816	181,264	178,847
Loss from discontinued operations, net of taxes	(42)	(761)	(6,905)	(1,455)
Net earnings	$58,509	$59,055	$174,359	$177,392

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

Note 2 - Discontinued Operations

In the second quarter of 2005, the Company committed to a plan to discontinue manufacturing operations at its Carteret, New Jersey facility, which manufactured specialty precious metal products. Operations at the Carteret, New Jersey facility ceased in the third quarter. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the results of this manufacturing operation as Discontinued Operations in the accompanying Condensed Consolidated Statements of Earnings. For the nine months ended September 30, 2005, the Company recorded charges related to the discontinuance of operations at its Carteret facility of $10.3 million. These charges consist of $4.7 million related to severance and other employee expenses, $3.2 million related to the impairment of machinery and equipment, $1.3 million related to the impairment of goodwill, $1.8 million related to work-in-process inventory not expected to be completed or sold and $0.1 million of other expenses, offset by a third-quarter gain of $0.8 million related to sale of assets. In the third quarter of 2005, the Company made payments of approximately $2 million, resulting in a reserve provision balance of $2.7 million at September 30, 2005.

The above impairment values are based upon management’s estimate of fair value. The amount ultimately realized from the disposition of these assets is subject to change. The Company expects to incur additional pre-tax expenses of approximately $1.2 million related to this action in the quarter ending December 31, 2005.

Net sales and operating losses from discontinued operations were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net Sales	$5.4	$6.5	$21.1	$23.9
Operating loss	(0.1)	(1.2)	(11.1)	(2.3)

The assets and liabilities related to the Carteret manufacturing operation have been aggregated and included within “Other intangible and noncurrent assets” and “Other noncurrent liabilities” in the accompanying Condensed Consolidated Balance Sheets. An analysis of these assets and liabilities follows (in millions):

	September 30,	December 31,
	2005	2004
Receivables, net	$1.6	$3.4
Inventories	-	1.7
Other current assets	0.2	0.1
Property, plant and equipment, net	4.6	8.3
Assets from discontinued operations	$6.4	$13.5

	September 30,	December 31,
	2005	2004
Accounts payable	$-	$0.5
Accrued expenses	1.6	0.5
Liabilities from discontinued operations	$1.6	$1.0

Discontinued Operations resulted in a cash source of $0.8 million for the nine months ended September 30, 2005 and a cash use of $0.7 million for the nine months ended September 30, 2004. These amounts are included in the “All other” line of the accompanying Condensed Consolidated Statements of Cash Flows.

Note 3 - Acquisitions

In September 2005, the Company acquired U.S.-based Almatis AC, Inc., formerly the adsorbents and catalyst business of Almatis Holdings 1.25 BV, for approximately $65 million. Almatis AC, Inc. is a major developer and producer of alumina-based adsorbents and purification catalysts for the natural gas, petrochemical, compressed air and hydrogen peroxide markets. The acquisition strengthens the Company’s leadership position in moisture control and purification for a variety of industries around the world. It expands the Company’s technology portfolio to include high-purity alumina products, catalyst supports and alumina-based adsorbents and desiccants. The Company also acquired new production capabilities, including two manufacturing facilities in Port Allen, LA and Vidalia, LA. The results of operations of this acquisition, integrated into the Strategic Technologies group of the “All Other” category, are included in the accompanying financial statements from the date of acquisition. A portion of the purchase price has been allocated to assets acquired based on their fair values, while the remaining balance was recorded as goodwill. The Company is completing its review and determination of these fair values, and thus the allocation of the purchase price is subject to revision. Pro forma information is not provided as the impact of the acquisition does not have a material effect on the Company’s results of operations, cash flow, or financial position.

In June 2005, the Company acquired the syngas catalyst business of Nanjing Chemical Industry Corporation (NCIC), a wholly owned subsidiary of SINOPEC, one of China’s largest integrated energy and chemical companies, for approximately $20 million. As of June 30th, the Company has paid approximately 70% of the purchase price with the remaining 30% recorded in accounts payable and expected to be paid within the next 12 months. The Company acquired NCIC’s syngas business operations, catalyst technology and Nanjing-based manufacturing assets. The acquisition supports the Company’s growth strategy and broadens the competencies in surface and material sciences as it expands the Company’s portfolio of served markets and applications. The results of operations of this acquisition, integrated into the Process Technologies segment, are included in the accompanying consolidated financial statements from the date of acquisition. A portion of the purchase price has been allocated to assets acquired based on their fair values, while the remaining balance was recorded as goodwill. The Company is completing its review and determination of these fair values, and thus the allocation of the purchase price is subject to revision. Pro forma information is not provided as the impact of the acquisition does not have a material effect on the Company’s results of operations, cash flow, or financial position.

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

During the first quarter of 2005, the Company exchanged a 7.5% interest in its Chinese automotive catalyst operations for approximately 2.6% of N.E. Chemcat (NECC), a publicly-traded joint venture. This transaction was recorded as an exchange of similar productive assets in accordance with APB 29, “Accounting for Nonmonetary Transactions.” The Company also acquired an additional 0.7% of NECC through a public tender offer. These transactions increase the Company’s ownership percentage in NECC from 38.8% to 42.1%.

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

The following table represents the change in the Company’s asset retirement obligation liability (in millions):

	September 30, 2005	September 30, 2004
Balance at beginning of year	$10.8	$10.5
Accretion expense	0.5	0.5
Payments	(0.8)	(0.9)
Asset retirement obligation at end of period	$10.5	$10.1

Note 5 - Inventories

Inventories consist of the following (in millions):

	September 30, 2005	December 31, 2004
Raw materials	$171.5	$137.2
Work in process	59.8	49.3
Finished goods	283.0	253.8
Precious metals	16.1	17.7
Total inventories	$530.4	$458.0

The majority of the Company’s physical metal is carried in the committed metal positions line on the balance sheet at fair value with the remainder carried in the inventory line at historical cost. The inventory portion of precious metals is stated at LIFO cost. The market value of the precious metals recorded at LIFO exceeded cost by $107.1 million and $70.8 million at September 30, 2005 and December 31, 2004, respectively. Net earnings include after-tax gains of $1.5 million in each of the third quarter periods ended September 30, 2005 and 2004 from the sale of inventory accounted for under the LIFO method.

In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms. Metals held for the accounts of customers and suppliers are not reflected in the Company’s financial statements.

Note 6 - Comprehensive Income

Comprehensive income is summarized as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net earnings	$58.5	$59.1	$174.4	$177.4
Other comprehensive income (loss):
Foreign currency translation adjustment	(0.3)	2.1	(42.1)	2.7
Cash flow derivative adjustment, net of tax	11.1	0.7	17.7	1.9
Investment adjustment, net of tax	-	(0.3)	-	(0.7)
Minimum pension liability adjustment, net of tax	-	-	0.6	-
Comprehensive income	$69.3	$61.6	$150.6	$181.3

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

Note 7 - Earnings Per Share

SFAS No. 128 “Earnings Per Share” specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share (EPS). The following table represents the computation of basic and diluted EPS as required by SFAS No. 128:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data):	2005	2004	2005	2004
Basic EPS Computation
Income from continuing operations	$58.6	$59.8	$181.3	$178.8
Loss from discontinued operations, net of tax	(0.1)	(0.7)	(6.9)	(1.4)
Net earnings applicable to common shares	$58.5	$59.1	$174.4	$177.4
Average number of shares outstanding - basic	119.6	123.0	120.5	123.6
Basic earnings per share from continuing operations	$0.49	$0.49	$1.50	$1.45
Basic earnings per share from discontinued operations	(0.00)	(0.01)	(0.06)	(0.01)
Basic earnings per share	$0.49	$0 .48	$1.45	$1.44

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per-share data):	2005	2004	2005	2004

Diluted EPS Computation
Income from continuing operations	$58.6	$59.8	$181.3	$178.8
Loss from discontinued operations, net of tax	(0.1)	(0.7)	(6.9)	(1.4)
Net earnings applicable to common shares	$58.5	$59.1	$174.4	$177.4
Average number of shares outstanding - basic	119.6	123.0	120.5	123.6
Effect of dilutive stock options and other incentives	2.0	2.2	2.0	2.2
Average number of shares outstanding - diluted	121.6	125.2	122.5	125.8
Diluted earnings per share from continuing operations	$0.48	$0.48	$1.48	$1.42
Diluted earnings per share from discontinued operations	(0.00)	(0.01)	(0.06)	(0.01)
Diluted earnings per share	$0.48	$0.47	$1.42	$1.41

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

The Company documents all relationships between derivative instruments designated as hedging instruments and the hedged items at inception of the hedges, as well as its risk-management strategies for the hedges. For the three- and nine-month periods ended September 30, 2005 and 2004, there was no gain or loss recognized in earnings resulting from hedge ineffectiveness.

Foreign Exchange Contracts

The Company designates as cash flow hedges certain foreign currency derivative contracts which hedge the exposure to the foreign exchange rate variability of the functional-currency equivalent of foreign-currency denominated cash flows associated with forecasted sales or forecasted purchases. The ultimate maturities of the contracts are timed to coincide with the expected occurrence of the underlying forecasted transactions.

As of September 30, 2005 and 2004, the Company reported a cumulative after-tax gain of $1.2 million and a cumulative after-tax loss of $0.7 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as foreign exchange cash flow hedges. It is expected that the cumulative gains of $1.2 million as of September 30, 2005 will be reclassified into earnings within the next 12 months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transactions not occurring or as a result of hedge ineffectiveness. As of September 30, 2005, the maximum length of time over which the Company has hedged its exposure to movements in foreign exchange rates for forecasted transactions is 12 months.

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

For the nine-month periods ended September 30, 2005 and 2004, the Company reported cumulative after-tax gains of $13.8 million and $2.4 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as cash flow commodity hedges. It is expected that the cumulative gain of $13.8 million as of September 30, 2005 will be reclassified into earnings within the next 16 months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow commodity hedges due to the probability of the original forecasted transactions not occurring or hedge ineffectiveness. As of September 30, 2005, the maximum length of time over which the Company has hedged its exposure to movements in commodity prices for forecasted transactions is 16 months.

Interest Rate Derivatives

The Company uses interest rate derivatives that are designated as fair value hedges to help achieve its fixed and floating rate debt objectives. The Company currently has three interest rate swap agreements with a total notional value of $150 million maturing in May 2013. These agreements effectively change fixed rate debt obligations into floating rate debt obligations. The total notional values and maturity dates of these agreements are equal to the face values and the maturity dates of the related debt instruments. For these fair value hedges, there was no gain or loss recognized from hedged firm commitments no longer qualifying as fair value hedges for the three- and nine-month periods ended September 30, 2005 and 2004.

In September 2005, the Company terminated two interest rate swap agreements, with a total notional value of $100 million maturing in August 2006, that were designated as fair value hedges. The cash receipt of $0.4 million resulting from the termination of these two interest rate swap agreements will be amortized to earnings over the remaining term of the underlying debt instrument.

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

In January 2005, the Company entered into a derivative agreement with a total notional value of $74.7 million maturing in January 2012. This agreement effectively changes a rental obligation that varies directly with short-term commercial paper rates to a fixed payment obligation. The total notional value and other terms of this agreement are equal to the rental payments and other terms of an operating lease for machinery and equipment used in the Process Technologies segment that was renewed in January 2005. This derivative is designated as a cash flow hedge, and as such, it is marked-to-market with the gain/loss reflected in other comprehensive income. For the nine-month period ended September 30, 2005, the Company reported an after-tax gain of $0.8 million in accumulated other comprehensive income. There was no gain or loss reclassified from accumulated comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transactions not occurring or hedge ineffectiveness.

Net Investment Hedges

The Company issued three tranches (the first tranche in April 2004, the second tranche in August 2004 and the third tranche in August 2005) of 5.5 billion Japanese yen notes (approximately $50 million for each tranche) with a blended coupon rate of 1.0% and maturity dates of April 2009. These notes are designated as an effective net investment hedge of a portion of the Company’s yen-denominated investments. As such, any foreign currency gains and losses resulting from these notes are accounted for as a component of accumulated other comprehensive income. For the nine-month periods ended September 30, 2005 and 2004, the Company reported a cumulative after-tax gain of $2.1 million and $0.1 million, respectively in accumulated other comprehensive income, relating to the mark-to-market of these notes.

In October 2005, the Company entered into two US dollar to euro cross-currency interest rate derivative contracts with a total notional value of 124 million euro (approximately $150 million). This transaction effectively swaps the Company’s US dollar floating rate exposure for a euro floating rate exposure. The notional euro liability of this cross-currency swap will be designated as a net investment hedge of a portion of the Company’s euro-denominated investments.

Note 9 - Guarantees and Warranties

In the normal course of business, the Company incurs obligations with regard to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit. At September 30, 2005, the aggregate outstanding amount of letters of credit supporting such obligations amounted to $122.4 million, of which $115.4 million will expire in less than one year, $1.1 million will expire in two to three years, $0.2 million will expire in four to five years and $5.7 million will expire after five years. In the opinion of management, such obligations will not significantly affect the Company’s financial position or results of operations as the Company anticipates fulfilling its performance obligations.

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

The change in the Company’s product warranty reserves is as follows (in millions):

	September 30, 2005	September 30, 2004
Balance at beginning of year	$8.7	$10.0
Payments	(2.1)	(3.6)
Provision	0.3	3.6
Reversal of reserve (a)	(1.7)	(1.5)
Balance at end of period	$5.2	$8.5

(a)
In 2005, the Company reversed $1.7 million of warranty accruals ($0.8 million due to favorable experience related to the Environmental Technologies segment and $0.9 million due to expiration of warranties). In

2004, the Company reversed a $1.5 million warranty accrual due to favorable experience related to the Environmental Technologies segment.

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

The following information relates to acquired amortizable intangible assets (in millions):

	As of September 30, 2005		As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Amortizable Intangible Assets
Usage rights	$19.8	$6.6	$22.2	$6.3
Supply agreements	18.4	7.0	19.0	6.3
Technology licenses	11.3	4.5	9.1	3.5
Other	12.3	4.0	3.7	2.3
Total	$61.8	$22.1	$54.0	$18.4

Intangible assets, other than goodwill, with indefinite useful lives, and thus not subject to amortization, are $1.9 million as of September 30, 2005 and December 31, 2004. Total accumulated amortization for goodwill and other intangible assets amounted to $87.3 million and $83.9 million at September 30, 2005 and December 31, 2004, respectively. As of September 30, 2005, the estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Estimated Annual Amortization Expense:
2005	$4.9
2006	4.7
2007	4.7
2008	4.6
2009	4.6

The following table represents the changes in the carrying amount of goodwill for the nine-month period ended September 30, 2005 (in millions):

	Environmental Technologies	Process Technologies	Appearance & Performance Technologies	All Other	Total
Balance as of January 1, 2005	$20.4	$108.1	$201.8	$0.5	$330.8
Goodwill additions (a)	—	1.5	63.8	34.4	99.7
Purchase accounting adjustments (b)	—	—	(4.5)	—	(4.5)
Foreign currency translation adjustment	(1.4)	—	(4.7)	—	(6.1)
Goodwill impairment (c)	(1.3)	—	—	—	(1.3)
Balance as of September 30, 2005	$17.7	$109.6	$256.4	$34.9	$418.6

(a)
Goodwill additions amount includes $63.8 million related to the Company’s acquisition of Coletica, S.A. during the first quarter of 2005, $34.4 million related to the acquisition of Almatis AC, Inc. during the third quarter and $1.5 million related to the acquisition of the catalyst business of Nanjing Chemical Industry

Corporation during the second quarter of 2005. These amounts represent the excess of the purchase price paid over the fair market value of the net assets acquired. The Company is completing its review and determination of these fair values, and thus the allocation of the purchase price is subject to revision.

(b)
Purchase accounting adjustment of $4.5 million relates to a revision of the allocation of the purchase price of The Collaborative Group, Ltd., including its wholly owned subsidiary Collaborative Laboratories, Inc., acquired by the Company in the third quarter of 2004, in accordance with SFAS No. 141, “Business Combinations.”

(c)
Goodwill impairment charge of $1.3 million was recorded by the Company in the second quarter of 2005, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” related to the Company’s discontinuance of manufacturing operations at its Carteret, New Jersey facility.

Note 11 - Committed Metal Positions and Hedged Metal Obligations

	September 30, 2005	December 31, 2004
Committed Metal Positions were comprised of the following (in millions):
Metals in a net spot long position economically hedged with derivatives (primarily forward sales)	$633.8	$324.1
Fair value of hedging derivatives in a “gain” position	7.1	14.2
Unhedged metal positions, net (see analysis below)	46.1	19.3
Fair value of metals received with prices to be determined, net of hedged spot sales	—	99.9
Total committed metal positions	$687.0	$457.5

Both spot metal positions and derivative instruments are stated at fair value. Fair value is based on relevant published market prices. The following table sets forth the Company’s unhedged metal positions included in the committed metal positions line on the Company’s “Condensed Consolidated Balance Sheets.”

Metal Positions Information (in millions):

	September 30, 2005		December 31, 2004
	Net Position	Value	Net Position	Value
Platinum group metals	Long	$43.8	Long	$19.4
Gold	Long	1.6	Flat	—
Silver	Long	0.4	Short	(0.9)
Base metals	Long	0.3	Long	0.8
Total unhedged metal positions		$46.1		$19.3

Committed metal positions may include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined. As of December 31, 2004, the aggregate market value of the metals purchased under a contract for which a provisional price has been paid was in excess of the amounts advanced by a total of $49.9 million which is recorded as a current liability.

	September 30, 2005	December 31, 2004
Hedged Metal Obligations were comprised of the following (in millions):
Metals in a net spot short position economically hedged with derivatives (primarily forward purchases) - represents a payable for the return of spot metal to counterparties	$511.1	$265.1
Fair value of hedging derivatives in a “loss” position	32.0	27.8
Total hedged metal obligations	$543.1	$292.9

At September 30, 2005 and December 31, 2004, hedged metal obligations relating to 1,132,605 and 603,330 troy ounces of gold, respectively, were outstanding. These quantities were sold short on a spot basis generating cash approximating $518 million and $266 million, respectively. These spot sales were hedged with forward purchases for the same number of ounces at an average price of $457.81 at September 30, 2005 and $441.23 at December 31, 2004. Unless a forward counterparty failed to perform, there was no risk of loss in the event prices rose. All counterparties for such transactions are investment grade.

Derivative metal and foreign currency instruments are used to hedge metal positions and obligations. As of September 30, 2005, 98% of these instruments have settlement terms of less than one year, with the remaining instruments expected to settle within 42 months. These derivative metal and foreign currency instruments consist of the following:

Metal Hedging Instruments (in millions):

	September 30, 2005		December 31, 2004
	Buy	Sell	Buy	Sell
Metal forwards/futures	$781.6	$746.9	$625.2	$662.6
Eurodollar futures	124.0	62.3	11.2	136.6
Swaps	26.6	9.2	31.2	9.8
Options	19.5	9.1	3.9	—
Foreign exchange forwards/futures - Japanese yen	—	83.8	—	130.8
Foreign exchange forwards/futures - Euro	—	37.8	—	23.4
Foreign exchange forwards/futures - Other	3.1	—	5.5	—

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

At the March 17, 2005 EITF (Emerging Issues Task Force) meeting, the Task Force reached a consensus on Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” In the mining industry, companies may be required to remove overburden and other mine waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as stripping costs. During the development of a mine (before production begins), it is generally accepted in practice that stripping costs are capitalized as part of the depreciable cost of building, developing, and constructing the mine. Those capitalized costs are typically amortized over the productive life of the mine using the units of production method. A mining company may continue to remove overburden and waste materials, and therefore incur stripping costs, during the production phase of the mine. The EITF has reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Board ratified this consensus at its March 30, 2005 meeting. The guidance in this consensus will be effective for financial statements issued for fiscal years beginning after December 15, 2005. The Company is in the process of assessing the impact of this consensus on its financial statements, but expects to record a charge to equity as a result of the adoption of EITF No. 04-06.

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

In December 2004, FASB Staff Position (FSP) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” was issued, providing guidance under SFAS No. 109, “Accounting for Income Taxes” for recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004, enacted on October 22, 2004. FSP No. 109-2 allows time beyond the financial reporting period of enactment to evaluate the effects of the Act before applying the requirements of FSP No. 109-2. The Company has assessed the new tax rules relating to the repatriation of offshore earnings and has decided not to repatriate any amounts from its foreign subsidiaries at a reduced tax rate under the Act due to its intention to increase its investments outside of the United States.

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

Pro Forma Information	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share-data):	2005	2004	2005	2004
Net earnings - as reported	$58.5	$59.1	$174.4	$177.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	0.8	0.9	3.9	4.4
Net earnings - pro forma	$57.7	$58.2	$170.5	$173.0

Pro Forma Information	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share-data):	2005	2004	2005	2004
Earnings Per Share:
Basic earnings per share - as reported	$0.49	$0.48	$1.45	$1.44
Basic earnings per share - pro forma	0.48	0.47	1.41	1.40
Diluted earnings per share - as reported	0.48	0.47	1.42	1.41
Diluted earnings per share - pro forma	0.47	0.47	1.39	1.37

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

Note 14 - Benefits

The Company has domestic and foreign pension plans covering substantially all employees. The Company also provides post-employment and postretirement benefits to certain eligible employees. The components of net periodic benefit cost for the nine-month periods ended September 30, 2005 and 2004 are shown in the following table:

Net Periodic Benefit Cost (in millions):

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$17.9	$16.5	$3.1	$3.0
Interest cost	30.3	28.4	5.9	6.3
Expected return on plan assets	(36.7)	(36.1)	—	—
Amortization of prior service cost	1.9	2.4	(1.6)	(1.6)
Recognized actuarial loss	10.7	8.0	0.7	1.0
Net periodic benefit cost	$24.1	$19.2	$8.1	$8.7

The Company made a voluntary $50.0 million contribution to its domestic defined benefit pension plans during the third quarter of 2005. In addition to the voluntary contribution, the Company made required additional contributions of approximately $7 million to its domestic and  foreign defined benefit pension plans during the nine months ended September 30, 2005. Contributions during the fourth quarter are expected to be approximately $0.5 million. The Company uses September 30th as its measurement date to value pension assets and set the applicable discount rate used in determining the projected benefit obligation and 2006 pension expense. Based on current economic conditions, it is anticipated that the Company will lower the domestic discount rate by 50 basis points and the foreign discount rates by 50 to 150 basis points. This would increase 2006 pension expense by approximately $7 million. Other factors including asset returns and plan experience will additionally increase pension expense by approximately $3 million in 2006. The Company expects full year 2006 pension expense to be approximately $42 million.

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

The Company incurred benefit payments of $9.2 million for the nine-month period ended September 30, 2005. Expected future benefit payments, including prescription drug benefits, are as follows (in millions):

Year
2005 (October 1 through December 31)	$3.1
2006	11.2
2007	10.6
2008	10.0
2009	9.4
2010 through 2014	44.0

The Company expects the following reimbursements under the subsidy portion of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (in millions):

Year
2005 (October 1 through December 31)	$—
2006	1.7
2007	1.9
2008	1.9
2009	2.0
2010 through 2014	8.3

Note 15 - Supplemental Information

The following table presents certain supplementary information to the Company’s “Condensed Consolidated Statements of Cash Flows”:

Supplementary Cash Flow Information (in millions):

	Nine Months Ended September 30,
	2005	2004
Materials Services related:
Change in assets and liabilities - source (use):
Receivables	$(2.1)	$(1.8)
Committed metal positions	(275.2)	(83.2)
Inventories	0.2	0.2
Other current assets	(0.4)	0.5
Accounts payable	3.6	39.1
Hedged metal obligations	246.0	(0.7)
Other current liabilities	(2.0)	(2.1)
Net cash flows from changes in assets and liabilities	$(29.9)	$(48.0)

	Nine Months Ended September 30,
	2005	2004
All Other:
Change in assets and liabilities - source (use):
Receivables	$(91.7)	$(39.5)
Inventories	(67.9)	(1.4)
Other current assets	1.5	(5.3)
Other noncurrent assets	(35.9)	6.4
Accounts payable	63.2	(2.8)
Other current liabilities	45.4	(6.8)
Noncurrent liabilities	(12.7)	(2.5)
Net cash flows from changes in assets and liabilities	$(98.1)	$(51.9)

Note 16 - Other Matters

The Company is involved in a value-added tax dispute in Peru. Management believes the Company was targeted by corrupt officials within a former Peruvian government. On December 2, 1999, Engelhard Peru, S.A., a wholly owned subsidiary, was denied refund claims of approximately $28 million. The Peruvian tax authority also determined that Engelhard Peru, S.A. is liable for approximately $63 million in refunds previously paid, fines and interest as of December 31, 1999. Interest and fines continue to accrue at rates established by Peruvian law. The Peruvian Tax Court ruled on February 11, 2003 that Engelhard Peru, S.A. was liable for these amounts, overruling precedent to apply a “form over substance” theory without any determination of fraudulent participation by Engelhard Peru, S.A. As part of its efforts to vigorously contest this determination, Engelhard Peru, S.A. filed a constitutional action against the Peruvian Tax agency and Tax Court. On May 3, 2004, the judge in this action ruled that none of the findings of the Peruvian tax authorities were properly applicable to Engelhard Peru, S.A. based on several grounds, including improper use of a presumption of guilt with no actual proof of irregularity in the transactions of Engelhard Peru, S.A. The government of Peru prevailed on appeal to the Superior Court and the matter is now on appeal to Peru's Constitutional Court. Management believes, based on consultation with counsel, that Engelhard Peru, S.A. is entitled to all refunds claimed and is not liable for any additional taxes, fines or interest. In late October 2000, a criminal proceeding alleging tax fraud and forgery related to this value-added tax dispute was initiated against two Lima-based officials of Engelhard Peru, S.A. In September 2005, a Superior prosecutor concluded that there was no basis for the criminal proceedings against several defendants, including both officials of Engelhard Peru S.A. Final dismissal of those criminal charges remains subject to judicial review and determination of the Supreme Prosecutor. Although Engelhard Peru, S.A. is not a defendant, it may be civilly liable in Peru if its representatives are found responsible for criminal conduct. In its own investigation, and in detailed review of the materials presented in Peru, management has not seen any evidence of tax fraud by these officials. Accordingly, Engelhard Peru, S.A. is assisting in the vigorous defense of this proceeding. Management believes the maximum economic exposure is limited to the aggregate value of all assets of Engelhard Peru, S.A. That amount, which is approximately $30 million, including unpaid refunds, has been fully provided for in the accounts of the Company.

Note 17 - Income Taxes

The Company’s effective tax rate (“ETR”) is dependent upon many factors including (1) the impact of enacted tax laws in jurisdictions in which the Company operates, (2) the amount of earnings by jurisdiction due to varying tax rates by country, (3) the amount of depletion deductions related to the Company's mining activities, (4) the ability to utilize minimum tax credits, foreign tax credits and research and development tax credits and (5) the amount of extraterritorial income and domestic production related benefits.

The ETR on continuing operations for the nine months ended September 30, 2005 was 20%. Based upon the Company’s assessment of the above factors and considering tax settlements and changes in estimate to date, the tax rate for the full year 2005 is expected to approximate this rate.

In the first quarter of 2005, the Company recorded a $2.7 million reduction of tax expense resulting from an agreement with the IRS relating to the audit of the Company’s tax return for 2001. The Company is currently under examination for the 2002 and 2003 tax periods with the IRS, and the Company also seeks resolution with tax authorities in foreign jurisdictions in which the Company operates.

In the second quarter, the Company recorded a benefit of $5.7 million related to prior tax periods in the Netherlands and a tax expense of $3.3 million related to prior tax periods in Germany, due to changes in estimates based upon information obtained during the audit process.

In the current quarter, as a result of the Company filing its 2004 federal income tax return, the Company recorded a tax benefit of approximately $6 million due to a change in estimate in the current period associated with the American Jobs Creation Act (the "Act") in respect of foreign tax credits relating to its minority investments in certain foreign corporations which had previously been subject to a valuation allowance. In addition, due to the expiration of a tax closing agreement covering the tax years 1998-2004 with the state of New Jersey which the state has not agreed to extend to 2005 and beyond, the Company recorded an additional state income tax expense of approximately $2 million (after federal income tax effect). Finally, the Company has decided not to repatriate any amounts from its foreign subsidiaries at a reduced tax rate under the Act due to its intention to increase its investments outside of the United States.

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

One of the strengths of the Company is that its segments serve diverse markets, which is important for assessing the variability of future cash flows. The following economic comments also provide a useful context for evaluating the Company’s performance: (1) worldwide auto builds continue to be relatively flat, albeit at fairly high levels - industry growth for auto-emission catalysts will benefit from tougher environmental regulation throughout the world over the next 5-10 years as well as developing economies, especially new Asian production; (2) more stringent diesel-emission regulations are being phased in, affording the Company additional opportunities for catalyst solutions; (3) worldwide petroleum refineries are generally operating close to capacity (recently they are operating at capacity due to Gulf Coast hurricanes) generating demand for the extra yields provided by the Company’s advanced fluid cracking catalysts and performance additives; (4) markets for effect pigments, colors and active ingredients in cosmetics, auto finishes and coatings have remained positive during the recent economic downturns and tend to be less cyclical; however, the Company is currently experiencing growing competition from Asian producers; (5) the coated, free-sheet paper market has strengthened, but pricing and related market share loss continue to negatively impact the Company; (6) inflationary pressures for raw materials and energy, particularly natural gas, are expected to have a negative impact across the Company’s technology segments compared to the recent low inflationary period, which the Company will attempt to mitigate via price increases and (7) margins related to the supply of metal to industrial customers have been lower in recent years because of changes in pricing and supply arrangements.

Results of Operations

The information in the discussion of each segment’s results discussed below is derived directly from the internal financial reporting system used for management purposes. Items allocated to each segment’s results include the majority of corporate operating expenses. Unallocated items include interest expense, interest income, certain royalty income, sale of precious metals accounted for under the last-in, first-out (LIFO) method, certain special charges and credits, income taxes, certain information technology development costs and other miscellaneous corporate items.

Comparison of the Third Quarter of 2005 with the Third Quarter of 2004

Net earnings from continuing operations decreased to $58.6 million in the third quarter of 2005 compared with $59.8 million in the third quarter of 2004. Operating earnings decreased to $70.7 million in the third quarter of 2005 compared with $74.8 million in the same period last year, due to decreased earnings in the Appearance and Performance Technologies segment, decreased earnings in the Materials Services segment and higher unallocated corporate and other expenses, partially offset by higher earnings from the Process Technologies segment. Earnings from equity method joint ventures increased in the quarter, reflecting strength from the Company’s Asian equity method joint ventures. These Asian joint ventures are an integral component of the Company’s growth strategy, and serve as the Company’s presence in the Japanese and Korean automotive markets. Loss from discontinued operations decreased in the quarter due to gains realized on the sale of equipment.

Hurricane and Natural Gas Impacts

In the current quarter, the Company experienced a negative economic impact from hurricanes Katrina and Rita. The Company operates a number of facilities in Georgia, and some facilities in Louisiana, Mississippi and Texas that were affected by these hurricanes. Additionally, many of the Company’s suppliers, customers and logistics network providers were directly impacted by these hurricanes. Direct impacts from these hurricanes such as customer and supplier force majeure declarations, lost production time, and facility damage are readily quantifiable and were approximately $1 million in the current quarter. In the third quarter of 2004, the Company experienced similar negative impacts from hurricanes. Indirect impacts, such as higher natural gas and other energy costs, higher raw material costs as a result of supplier difficulties, higher logistics costs due to fuel and disrupted distribution networks and short-term productivity costs exist but are not readily quantifiable. Already high natural gas prices have further increased because of Gulf Coast hurricanes. Natural gas prices have negatively impacted the Company by approximately $4 million in the current quarter compared to the same quarter last year. Natural gas prices are expected to negatively impact the Company by approximately $25 million for the full year ending December 31, 2005 compared to the prior full year.

Equity Earnings

The Company’s share of equity earnings from affiliates was $8.7 million in the third quarter of 2005 compared with $6.1 million in the same period last year, reflecting strength in the Asian automotive markets, and an increased ownership percentage in NECC. European and North American automobile builds were down in the third quarter, but automobile builds in Asia were higher compared with the same period last year. The Company serves the Japanese and Korean mobile-source emissions control markets through its Asian joint ventures NECC and Heesung, respectively. The Company expects these operations to produce earnings near current levels for the remainder of 2005 and the first half of 2006. It should be noted that growth in Asia is primarily driven by the expanding China economy, which the Company serves through consolidated subsidiaries included in the Environmental Technologies segment.

Interest Income and Expense

Interest expense increased to $11.1 million in the third quarter of 2005 compared with $5.1 million in the third quarter of 2004 due to both higher short-term borrowing rates and higher average debt levels. Interest income increased to $3.7 million in the third quarter of 2005 compared with $1.2 million in the third quarter of 2004. In 2002, the Company established a cash-pooling program, which has been expanded significantly over the past year. While this program allows for the efficient and cost effective funding of the Company’s foreign subsidiaries, primarily in Europe, it has the effect of increasing both interest income and interest expense in proportion to the changes in the underlying cash and short-term debt balances. In the current quarter, approximately $2.5 million of the increase in interest expense and interest income is due to the use of the cash pooling system. Higher debt levels were also driven by acquisitions and working capital requirements (please see the section on Liquidity and Capital Resources).

Income Taxes

The Company’s effective tax rate (“ETR”) is dependent upon many factors including (1) the impact of enacted tax laws in jurisdictions in which the Company operates, (2) the amount of earnings by jurisdiction due to varying tax rates by country, (3) the amount of depletion deductions related to the Company's mining activities, (4) the ability to utilize minimum tax credits, foreign tax credits and research and development tax credits and (5) the amount of extraterritorial income and domestic production related benefits.

The ETR on continuing operations for the nine months ended September 30, 2005 was 20%. Based upon the Company’s assessment of the above factors and considering tax settlements and changes in estimate to date, the tax rate for the full year 2005 is expected to approximate this rate.

In the first quarter of 2005, the Company recorded a $2.7 million reduction of tax expense resulting from an agreement with the IRS relating to the audit of the Company’s tax return for 2001. The Company is currently under examination for the 2002 and 2003 tax periods with the IRS, and the Company also seeks resolution with tax authorities in foreign jurisdictions in which the Company operates.

In the second quarter, the Company recorded a benefit of $5.7 million related to prior tax periods in the Netherlands and a tax expense of $3.3 million related to prior tax periods in Germany, due to changes in estimates based upon information obtained during the audit process.

In the current quarter, as a result of the Company filing its 2004 federal income tax return , the Company recorded a tax benefit of approximately $6 million due to a change in estimate in the current period associated with the American Jobs Creation Act (the "Act") in respect of foreign tax credits relating to its minority investments in certain foreign corporations which had previously been subject to a valuation allowance. In addition, due to the expiration of a tax closing agreement covering the tax years 1998-2004 with the state of New Jersey, which the state has not agreed to extend to 2005 and beyond, the Company recorded an additional state income tax expense of approximately $2 million (after federal income tax effect). Finally, the Company has decided not to repatriate any amounts from its foreign subsidiaries at a reduced tax rate under the Act due to its intention to increase its investments outside of the United States.

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

Results of Operations (in millions)

	Q3 2005	Q3 2004	% change
Sales	$254.7	$213.4	19.4%
Operating earnings	33.3	34.0	-2.1%

Discussion

Results from this segment were as expected, driven primarily by operations serving the overseas mobile-source environmental markets.

Revenues from mobile-source markets increased 19% in the third quarter of 2005 compared with the same period in 2004. Approximately 90% of this increase was due to increased pass-through substrate costs. Substrate costs were higher primarily due to increased demand for catalyzed soot filters (CSF) to the European light duty diesel market. This significantly increased the segment’s working capital requirements for the second consecutive quarter. This trend of increasing substrate costs, revenues and associated working capital requirements is expected to continue in the near term, as the Company continues to grow its CSF business. The Company serves a wide customer base, and changes in the mix of sales to these markets are common. In the third quarter of 2005 compared with the third quarter of 2004, sales to North American automotive customers decreased, while sales to European, Asian and emerging market automotive customers increased. Sales to the motorcycle, diesel retrofit and other niche mobile-source environmental markets increased compared with the year ago quarter.

Operating earnings from mobile-source markets decreased in the third quarter of 2005 compared with the third quarter of 2004. Items negatively impacting earnings comparisons include: absence of warranty accrual reversals of $1.5 million in 2004, higher operating costs of approximately $1 million and an increase in the allowance for doubtful accounts of $0.7 million due to the bankruptcy of Delphi. The Company will continue to assess counterparty risk on sales to the North American automotive market and establish credit limits and assess collectibility accordingly. Currency impacts totaling approximately $2 million positively impacted earnings compared to the year ago quarter. Profits from automotive markets were flat compared to the third quarter last year, as the above-mentioned increased demand for light duty diesel applications (primarily in Europe) was offset by decreased demand for gasoline applications (primarily in North America). The Company expects this trend to continue near-term, as previously disclosed. The Company serves the large Asian markets of Japan and Korea through joint ventures accounted for under the equity method. Accordingly, the results of those operations, reflecting continued strength in the Asian markets, are included on the equity earnings line. Operating earnings from heavy-duty diesel OEM markets decreased against the year ago quarter, which also included a warranty accrual reversal of $1.5 million, as mentioned above. These diesel OEM volumes are expected to remain at or below current levels until the latter half of 2006, when regulations taking effect in 2007 begin to impact the market. Profits from motorcycle, diesel retrofit and other niche markets improved, as the Company continues to diversify its served market base. Diesel retrofit markets are largely dependent on state legislative actions, and the associated funding for these projects.

Sales to industrial product markets increased in the third quarter of 2005 compared with the third quarter of 2004. Sales to power-generation customers increased in the period, but are not indicative of a rebound in the power-generation market. Sales to other industrial markets were relatively flat compared with the same quarter last year. Results from the Company’s Carteret, NJ manufacturing facility are no longer included in this discussion, as these results are now included in discontinued operations.

Operating earnings from industrial product markets increased in the third quarter of 2005 compared with the third quarter of 2004, and have resulted in positive earnings in the current period. Earnings from sales to most served markets were modestly higher, with the exception of temperature sensing operations, which incurred higher costs compared to flat revenues due to the mix of products sold. The temperature-sensing market, while relatively small, represents a niche growth area for the Company. While sales and earnings from the Company’s thermal spray and coating operations serving the aerospace and power generation markets improved, more work needs to be done, and the Company has recently augmented operational management. The Company expects continued near-term improvement in overall earnings from industrial product markets, but continues to evaluate the long-term viability of these operations.

Process Technologies

The Process Technologies segment enables customers to make their processes more productive, efficient, environmentally sound and safer through the supply of advanced chemical-process catalysts, additives and sorbents.

Results of Operations (in millions)

	Q3 2005	Q3 2004	% change
Sales	$167.0	$147.8	13.0%
Operating earnings	23.3	20.7	12.6%

Discussion

This segment experienced strong results in the third quarter of 2005 as productivity improvements in operations serving the petroleum refining business yielded strong results, and catalyst sales to the major chemical markets increased.

Sales to the petroleum-refining market increased 14% in the third quarter of 2005 compared with the third quarter of 2004. Higher volumes and prices of petroleum-refining catalyst drove the improvement, as demand remained strong for catalyst based on the Company’s Distributed Matrix Structure (DMS) technology platform. DMS technology allows refiners to increase yields, and accordingly, these products sell at premium prices. In the second quarter of 2005, the Company announced price increases to this market, which have been successful. The Company experienced decreased demand in the quarter for certain older product offerings. Demand for these older product offerings is expected to remain near current levels for the near-term. Sales of additives, which have been a source of growth over the past two years, increased modestly, as these markets have been substantially penetrated at this point in time.

Operating earnings from products sold to petroleum-refining markets increased in the third quarter of 2005 compared with the third quarter of 2004 due primarily to the aforementioned increase in prices and volumes. These improvements were partially offset by higher natural gas costs of approximately $1 million, other hurricane Katrina impacts (please see the section on Hurricane and Natural Gas Impacts), higher raw material costs and higher selling costs. During 2004, strong demand for DMS technology began to exceed existing capacity at the operating facilities that produce these products. In the second quarter of 2005, the Company completed and implemented a project to reduce costs and increase capacity at these facilities, resulting in lower per unit manufacturing costs compared to the third quarter of last year. The Company plans to maintain an asset utilization rate of approximately 90% for DMS offerings for the foreseeable future. Higher natural gas expense is expected to negatively impact this business by approximately $3 million in the fourth quarter of 2005 compared with the fourth quarter of 2004.

Sales of catalysts to the chemical-process markets increased in the third quarter of 2005 compared with the third quarter of 2004. The increase in revenues came from the oleochemical, petrochemical and fine chemical markets, and was partially offset by decreased sales to the polyolefin markets. The second quarter acquisition of the catalyst business of Nanjing Chemical Industry Corporation accounted for $4.0 million of sales increases in the third quarter. The increased demand experienced in the quarter is expected to continue into the near future, although not at the levels of increase experienced this quarter. Volumes of polypropylene catalysts decreased in the third quarter of 2005 compared with the same period in 2004. Tightness in the Asian supply of monomer, and some decreased domestic demand negatively impacted the Company’s revenues from products sold to the polyolefin market in the current quarter. Price increases initiated in 2004 and 2005 accounted for $1.3 million of higher revenues from the chemical-process markets.

Operating earnings from products sold to chemical-process markets were flat in the third quarter of 2005 compared with the third quarter of 2004. Increased earnings from higher volumes and prices of products sold to the fine chemical and petrochemical markets were offset by decreased earnings on sales to the oleochemical and polyolefin markets. Earnings from oleochemical markets were lower due to higher fixed costs and absorption compared to the year ago period. The second quarter acquisition of the catalyst business of Nanjing Chemical Industry Corporation contributed modestly to operating earnings in the current quarter. Results for the quarter were also negatively impacted by higher SG&A spending of approximately $1 million, and higher raw material costs compared with the same period last year.

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

Results of Operations (in millions)

	Q3 2005	Q3 2004	% change
Sales	$188.2	$172.2	9.3%
Operating earnings	17.0	19.3	-11.9%

Discussion

Results from this segment were down, as higher costs in operations serving the paper and effect materials markets more than offset the impact of higher revenues from the personal care actives, colors and specialty minerals markets.

Sales from the Company’s mineral-based operations increased 1% in the third quarter of 2005 compared with the third quarter of 2004. This modest increase is due to improved sales of kaolin-based products to non-paper specialty markets mostly offset by lower volumes of kaolin-based products to the paper market. Lower sales to the paper market were partially attributable to a continuing strike in Canada and some product rationalization, somewhat offset by higher prices. The Company has implemented price increases for mineral-based products in the current year, and has seen some positive results. Overall, volumes to the paper market were off approximately 10% versus the same quarter last year. The Company continues to focus on non-paper kaolin markets to maximize cash flows from these assets. These markets include plastics, construction, automotive, agriculture, coatings and refining catalysts.

Operating earnings from mineral-based products decreased significantly in the third quarter of 2005 compared with the same period of 2004. Increased sales of kaolin-based products to specialty markets yielded flat results due to higher manufacturing and distribution costs. Earnings from kaolin-based products to the paper market decreased as a result of higher natural gas prices of approximately $2.5 million in the quarter. Natural gas prices, exacerbated by Hurricanes Katrina and Rita, are expected to remain high for the remainder of 2005, and will negatively impact these businesses by as much as $15 million for the full year, despite a successful hedging strategy. Cash flows from kaolin-based operations remain substantial, and these assets continue to be monitored with respect to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Sales of effect materials, colors and personal care actives collectively increased 19% in the third quarter of 2005 compared with the same period in 2004. Earlier in the year, the Company strengthened its position in the personal care market by acquiring Coletica, S.A., a European company that develops performance-based, skin-care compounds and related technologies. In 2004, the Company acquired The Collaborative Group, a domestic company serving similar markets. These operations, along with previously existing operations, serve the cosmetics and personal care markets. The recent acquisitions, with third quarter sales increases of $10.4 million, accounted for most of the increase in sales in the third quarter of 2005 compared with the third quarter of 2004, with the remaining increase coming from sales of colorants. Colorant sales, which had decreased earlier this year versus prior periods due to excess customer inventory levels, have rebounded this quarter, but are expected to be below last year levels for the full year of 2005.

Operating earnings from effect materials, colors and personal care actives increased modestly in total in the third quarter of 2005 compared with the same period in 2004, in relation to the increase in sales to these markets. Earnings from the above mentioned acquisitions along with increased sales of colorants were partially offset by higher costs in operations serving the effect materials markets. The combination of higher operating costs in the operations serving the effect materials markets and increased competition from Asian producers of effect pigments has negatively impacted the Company’s margins and volumes.

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

Results of Operations (in millions)

	Q3 2005	Q3 2004	% change
Sales	$578.4	$446.6	29.5%
Operating earnings	5.8	6.7	-13.4%

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

While many customers of the Company’s platinum-group-metal catalysts purchase the metal from Materials Services, some choose to deliver metal from other sources prior to manufacture. In such cases, precious metal values are not included in sales. The mix of such arrangements and extent of market price fluctuations can significantly affect the reported level of sales and cost of sales. Consequently, there is no necessary direct correlation between year-to-year changes in reported sales and operating earnings. The revenue increase in the third quarter of 2005 was due to higher prices and volumes of platinum group metals.

Earnings from metal sourcing operations declined in the third quarter of 2005 compared with the third quarter of 2004 due to lower base metal dealing results, but remained at relatively high levels. Refining and related service operations were improved compared with the same period last year, as the Company’s domestic refinery experienced improved volumes and operating efficiencies.

Comparison of the First Nine Months of 2005 with the First Nine Months of 2004

Net earnings from continuing operations increased to $181.3 million in the first nine months of 2005 compared with $178.8 million in the same period of 2004. Operating earnings increased to $221.0 million in the first nine months of 2005 compared with $213.6 million in the same period last year, primarily due to higher earnings from the Materials Services segment, the Process Technologies segment and the Environmental Technologies segment, partially offset by lower earnings from the Appearance and Performance Technologies segment and higher unallocated corporate and other expenses. Earnings from equity method joint ventures increased to $24.2 million in the first nine months of 2005 compared with $19.4 million in the same period last year, due to improved earnings from the Company’s Asian joint ventures.

Environmental Technologies

Results of Operations (in millions)

	First Nine Months 2005	First Nine Months 2004	% change
Sales	$738.4	$667.9	10.6%
Operating earnings	108.3	104.3	3.8%

Discussion

Revenues from mobile-source markets increased 10% in the first nine months of 2005 compared with the same period in 2004, as increased sales of light duty diesel automotive applications outpaced decreased sales of domestic gasoline applications. The majority of this increase was due to increased pass-through substrate costs. Substrate costs were higher primarily due to increased demand for catalyzed soot filters (CSF) to the light duty diesel market. Sales to the motorcycle, diesel OEM and the diesel retrofit markets increased in the first nine months of 2005 compared with the same period last year.

Operating earnings from mobile-source markets slightly decreased in the first nine months of 2005 compared with the first nine months of 2004. Profits from automotive markets were flat compared with last year, driven by the above-mentioned decreased demand for gasoline applications, higher operating costs, absence of warranty accrual reversals in 2004 and an increase in the allowance for doubtful accounts due to the bankruptcy of Delphi, offset by increased demand for light duty diesel applications, higher royalty income and favorable impact from foreign currency changes. Earnings from diesel OEM markets declined against a strong nine-month period last year, while earnings from the diesel retrofit and motorcycle markets improved.

Sales to industrial product markets increased in the first nine months of 2005 compared with the first nine months of 2004. Sales to power-generation customers increased in the period, but are not reflective of a market recovery. Sales to most other industrial markets were modestly higher compared with the same period last year.

Operating earnings from industrial product markets increased in the first nine months of 2005 compared with the same period last year. Earnings from the power-generation market improved versus the prior year, commensurate with the above-mentioned increased sales. Earnings improved modestly from operations serving the temperature-sensing market due to an acquisition completed in 2004.

Process Technologies

Results of Operations (in millions)

	First Nine Months 2005	First Nine Months 2004	% change
Sales	$487.6	$439.2	11.0%
Operating earnings	65.6	60.1	9.2%

Discussion

Sales to the petroleum-refining market increased in the first nine months of 2005 compared with the first nine months of 2004. This increase is largely due to the increase in demand for catalyst based on the Company’s DMS technology platform. Sales for certain older product offerings declined in the period, while sales of additives increased. Operating earnings from products sold to petroleum-refining markets increased in the first nine months of 2005 compared with the same period of 2004, primarily due to the aforementioned increase in sales of DMS catalyst products and additives. These improvements were offset by higher natural gas costs of approximately $3 million and other raw material cost of approximately $2 million.

Sales of catalysts to the chemical-process markets increased 14% in the first nine months of 2005 compared with the same period last year. The increase in revenues came from most served markets including the oleochemical, petrochemical and fine chemical markets. Sales of approximately $6 million from the acquisition of the catalyst business of Nanjing Chemical Industry Corporation contributed to this increase. Price increases initiated in 2004 and 2005 accounted for approximately $4 million of higher revenues from the chemical-process markets. Operating earnings from products sold to chemical-process markets increased in the first nine months of 2005 compared with the first nine months of 2004 primarily due to absence of Tarragona start-up costs of $2.3 million in the first quarter last year. Margins were negatively impacted due to the mix of products sold. Results for the first nine months of 2005 were also negatively impacted by higher SG&A spending of approximately $3 million, as well as higher raw material costs compared with the same period last year.

Appearance and Performance Technologies

Results of Operations (in millions)

	First Nine Months 2005	First Nine Months 2004	% change
Sales	$548.7	$523.7	4.8%
Operating earnings	55.5	58.1	-4.5%

Discussion

Sales from the Company’s mineral-based operations decreased 1% in the first nine months of 2005 compared with the first nine months of 2004. This decrease is due to lower volumes of kaolin-based products to the paper market, partially offset by an increase in sales of kaolin- and attapulgite-based products to specialty markets. Lower sales to the paper market are partially attributable to industry strikes in Finland in the second quarter of this year, as well as strikes in Canada during the second and third quarters of this year, somewhat offset by higher prices. Operating earnings from mineral-based products decreased significantly in the first nine months of 2005 compared with the same period of 2004. Despite increased sales of kaolin- and attapulgite-based products to specialty markets, earnings decreased as a result of higher manufacturing and distribution costs. Earnings from kaolin-based products to the paper market decreased as a result of the aforementioned strike-related negative impact on volumes of approximately $3 million in the first nine months of 2005, as well as a negative impact from natural gas prices of approximately $7 million.

Sales of effect materials, colors and personal care actives increased 11% in the first nine months of 2005 compared with the same period in 2004. The recent acquisitions serving the personal care materials markets accounted for all of the increase in sales and were partially offset by decreased sales to other served markets.

Operating earnings from personal care actives increased in the first nine months of 2005 compared with the first nine months of 2004, due entirely to the above-mentioned acquisitions, partially offset by decreased earnings from effect materials and colorants.

Materials Services

Results of Operations (in millions)

	First Nine Months 2005	First Nine Months 2004	% change
Sales	$1,501.5	$1,453.6	3.3%
Operating earnings	16.7	13.4	24.6%

Discussion

Revenues in the first nine months of 2005 increased compared with the first half of 2004 due to higher prices of platinum group metals. Earnings from metal sourcing operations improved in the first nine months of 2005 compared with the first nine months of 2004. Refining and related service operations were improved compared with the same period last year, as the Company’s domestic refinery experienced improved volumes and operating efficiencies, partially offset by higher administrative costs.

Liquidity and Capital Resources

Liquidity

Working capital was $447.7 million at September 30, 2005, compared with $655.5 million at December 31, 2004. The current ratio was 1.3 and 1.7 at September 30, 2005 and December 31, 2004, respectively. This reflects the Company’s utilization of existing cash balances to fund three acquisitions (see Note 3, “Acquisitions”). Also impacting the current ratio are corresponding increases in the Company’s committed metal positions and hedged metal obligations, and an increase in the working capital requirements of the Company’s Environmental Technologies (ET) segment. The overall working capital of the Company’s technology segments (Environmental Technologies, Process Technologies and Appearance and Performance Technologies) is not subject to significant fluctuations from period to period; however, in the current year, ET has experienced a fundamental increase in working capital employed. This increase is due to ET’s recent market penetration into catalyzed soot filter technology for light duty diesel applications to the mobile-source environmental markets (see Environmental Technologies section for further discussion). This trend is expected to continue, and will negatively impact net cash provided by operating activities through 2006. The working capital of the Materials Services segment may vary due to the timing of metal contracts, but is monitored closely by senior management. In the recent period, committed metal positions and hedged metal obligations have increased due to the effects of higher prices and usage as well as a shift in the mix of metals. The current levels are expected to continue. While long-term working capital requirements cannot be readily predicted, it is expected that they will grow proportionally with the revenues of the technology segments.

Cash balances were $29.5 million and $126.2 million at September 30, 2005 and December 31, 2004, respectively. The majority of this cash is held by foreign subsidiaries. Where economically feasible, the Company finances its foreign subsidiaries locally. The Company maintains cash pooling systems among certain foreign operations, most notably in Europe, that allow for effective inter-subsidiary financing.

On March 7, 2005, the Company replaced existing committed credit facilities with a new $800 million, five-year committed credit facility. This facility is available for general corporate purposes, including, without limitation, to provide liquidity support for the issuance of commercial paper and acquisition financing. As of September 30, 2005, the Company had $77.0 million of commercial paper outstanding, all of which matured on October 1, 2005.

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

On August 12, 2005, the Company issued a third tranche of Japanese yen 5.5 billion notes (approximately $50 million) bearing a coupon of 0.75% in the private placement market. In addition to the low coupon rate, these notes serve as an effective net investment hedge of a portion of the Company’s yen-denominated investments.

Early in the fourth quarter of 2005, the Company entered into a cross-currency swap with a notional amount of $150 million. This transaction effectively swaps the Company’s US dollar floating rate exposure for a euro floating rate exposure. The notional euro amount has been designated as a net investment hedge of a portion of the Company’s euro-denominated investments.

The Company’s total debt increased to $645.2 million at September 30, 2005 from $525.7 million at December 31, 2004 due to acquisitions, higher working capital requirements and a voluntary pension contribution. The percentage of total debt to total capitalization was 31% at September 30, 2005 compared with 27% at December 31, 2004.

The Company maintains a shelf registration of $450 million to facilitate the Company’s ability to raise cash for general corporate purposes. The Company maintains investment-grade credit ratings that it considers important for cost-effective and ready access to the capital markets. Should the Company’s rating drop below investment grade, the Company would experience higher capital costs and may incur difficulty in procuring metals.

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

Net cash provided by operating activities was $136.9 million in the first nine months of 2005 compared with $169.9 million in the first nine months of 2004. In the current quarter, the Company voluntarily contributed $50 million to its domestic pension plans in response to current economic factors. Other variances in cash flows from operating activities occurred in the Materials Services segment and reflect changes in metal positions used to facilitate requirements of the Company, its metal customers and suppliers (see Note 15 “Supplemental Information,” for Material Services variations). Current levels of hedged metal obligations and committed metal positions are expected to prevail for the remainder of the year. Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, transactions are hedged on a daily basis. Hedging is accomplished primarily through forward, future and option contracts. However, in closely monitored situations for which exposure levels have been set by senior management, the Company, from time to time, holds large unhedged industrial commodity positions that are subject to future market price fluctuations. These positions are included in committed metal positions, along with hedged metal holdings. The bulk of hedged metal obligations represent spot short positions. Other than in closely monitored situations, these positions are hedged through forward purchases. Unless a forward counterparty fails to perform, there is no price risk for these transactions. In addition, the aggregate fair value of derivatives in a loss position is reported in hedged metal obligations (derivatives in a gain position are included in committed metal positions). Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Committed metal positions may include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined.

The Company’s joint ventures operate independently of additional Company financing. These joint ventures returned $10.8 million of cash to the Company in the first nine months of 2005. The Company does not anticipate significant additional cash proceeds from its joint ventures in 2005.

The Company also depends upon access to debt and equity markets, as discussed in the liquidity section, as a source of cash.

The Company continues to invest currently to develop future sources of cash through self-investment, alliances, licensing agreements and acquisition. Notably, during the first nine months of 2005, the Company invested $85.3 million in capital projects and $159.3 million in acquisitions and other investments. Capital expenditures for 2005 are expected to be approximately $120 million to $140 million. Acquisitions during the first nine months of 2005 included approximately $70 million, net of cash acquired, for the acquisition of Coletica, S.A. and related holdings (see Note 3 - “Acquisitions”). In the second quarter of 2005 the Company acquired the catalyst business of Nanjing Chemical Industry Corporation (NCIC) for approximately $20 million (see Note 3 - “Acquisitions”). The Company has paid $14 million of this to date, and expects to pay the remaining $6 million due to the former owners of NCIC within the next 12 months. In the third quarter of 2005, the Company acquired Almatis AC, Inc. for a total purchase price of $65 million (see Note 3 - “Acquisitions”). The Company actively pursues investment opportunities that meet risk and return criteria set by senior management. The Company expects to find opportunities in the future and will act upon these opportunities accordingly.

If sources of cash exceed opportunities for investment, the Company will return value to the shareholders. This is done through share buy-back programs, dividends and debt repayment. In the first nine months of 2005 the Company purchased approximately 2.8 million outstanding shares of common stock, net of stock options exercised. In May 2005, the Company’s Board of Directors authorized a share repurchase program of 6 million shares. In addition, the Company’s Board of Directors approved an increase in the quarterly dividend from $0.11 per share to $0.12 per share in the first quarter of 2005. The Company expects to find future investment opportunities, and will be able to reduce the future amount of shares purchased when this occurs.

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

Internal risks and uncertainties that could cause actual results to differ materially and negatively impact the Company include:

•
The Company’s ability to achieve and execute internal business plans. The Company is engaged in growth and productivity initiatives in all technology segments, led by the Strategic Technologies group. Failure to commercialize proprietary and other technologies or to acquire businesses or licensing agreements to serve targeted markets would negatively impact the Company.

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

•
Capacity constraints. Some of the Company’s businesses operate near current capacity levels, notably operations serving the petroleum refining operations. Should demand for certain products increase, the Company would experience short-term difficulty meeting the increased demand, hindering growth opportunities.

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

•	Exposure to product liability lawsuits. As a manufacturer, the Company is subject to end user product liability litigation associated with the Company’s products.

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

•
Changes in the solvency and liquidity of our customers. Although the Company believes it has adequate credit policies, the creditworthiness of customers could change. Certain customers of the Company, who supply parts to the North American automobile producers, have recently experienced financial difficulties, and bankruptcy of these customers remains a threat. These customers represent a substantial portion of the Environmental Technologies segment’s business. The Company actively establishes and monitors credit limits to all customers.

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

•
A decrease in the availability or an increase in the cost of energy, notably natural gas. The Company consumes more than 11 million MMBTUs of natural gas annually. Compared with other sources of energy, natural gas is subject to volatility in availability and price, due to transportation, processing and storage requirements. Recent hurricanes impacting the Gulf Coast have driven up natural gas prices and availability. A prolonged continuation of these higher prices, absent the ability to recover these costs via price increases or energy surcharges, will negatively impact the Company. Changes could include customer and product rationalization, plant closures and asset impairments, particularly in certain minerals operations serving the paper market.

•	The availability and price of rare earth compounds. The Company uses certain rare earth compounds, produced in limited locations worldwide.

•
The availability and price of other raw materials. The Company’s products contain a broad array of raw materials for which increases in price or decreases in availability could negatively impact the Company.

•
The impact of increased employee benefit costs and/or the resultant impact on employee relations and human resources. The Company employs approximately 7,000 employees worldwide and is subject to recent adverse trends in benefit costs, notably pension and medical benefits.

•
Higher interest rates. A portion of the Company’s debt is exposed to short-term interest rate fluctuations. An increase in long-term debt rates would impact the Company when the current long-term debt instruments mature, or if the Company requires additional long-term debt.

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

•
Economic downturns and inflation. The diversity of the Company’s markets has substantially insulated the Company’s profitability from economic downturns in recent years. The Company is exposed to overall economic conditions. Recent inflationary pressures have resulted in higher material costs. The inability of the Company to pass these higher costs to customers via price increases and surcharges would have a negative impact on the Company.

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

•
The impact of the repeal of the U.S. export sales tax incentive and the enactment of the American Jobs Creation Act of 2004. The Company has decided not to repatriate any amounts from its foreign subsidiaries at a reduced tax rate under the Act due to its intention to increase its investments outside of the United States.

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

•	The impact of natural disasters. Natural disasters causing damage to the Company and our customers and suppliers would negatively impact the Company.

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

A discussion and analysis of the Company’s market risk is included in Item 7A. ‘Quantitave and Qualitative Disclosures About Market Risk,’ Note 2 ‘Derivatives and Hedging’ and Note 11 ‘Committed Metal Positions and Hedged Metal Obligations’ of the Company’s 2004 Form 10-K. There have been no significant changes to these market risks as of September 30, 2005. For more information on the Company’s market risk, please see Item 2. ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’ Note 8 ‘Derivatives and Hedging’ and Note 11 ‘Committed Metal Positions and Hedged Metal Obligations.’

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of September 30, 2005, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of September 30, 2005 were effective to provide reasonable assurance that material information related to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings would be communicated to them on a timely basis. There was no change in the Company’s internal control over financial reporting during the Company’s third fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the reality that judgments and estimates can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of the Company’s disclosure control system are met and, as set forth above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2005, that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the objectives of the Company’s disclosure control system were met.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(e)
The Company has Board authorized programs for the repurchase of the Company’s stock. The following table represents repurchases under these programs for each of the three months of the quarter ended September 30, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
7/1/05 - 7/31/05	10,000	(b)	$28.13	10,000	6,059,532
8/1/05 - 8/31/05	241,700		28.19	241,700	5,817,832
9/1/05 - 9/30/05	48,300		28.30	48,300	5,769,532
Total	300,000		$28.21	300,000

(a)	Share repurchase program of 6 million shares authorized in October 2003 and the share repurchase program of 6 million shares authorized by the Board of Directors in May 2005.

(b)	Excludes 337 shares obtained through dividend reinvestment by the Rabbi Trust under the Deferred Compensation Plan for Key Employees of Engelhard Corporation.

Item 6.	Exhibits
		Pages
(31)(a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.	38

(31)(b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.	39

(32)	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. *	40

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

ENGELHARD CORPORATION
(Registrant)

Date:	November 8, 2005	/s/ Barry W. Perry
Barry W. Perry
Chairman and Chief
Executive Officer

Date:	November 8, 2005	/s/ Michael A. Sperduto
Michael A. Sperduto
Vice President and Chief
Financial Officer

Date:	November 8, 2005	/s/ Alan J. Shaw
Alan J. Shaw
Controller