Form 10-K
period 2005-12-31
ENGELHARD CORP
filed 2006-03-03
CIK 352947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒.  No ☐.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐.  No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒.  No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒.  No ☐.

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐.  No ☒

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2005 was approximately $3,429,142,955.

As of February 28, 2006, 123,758,521 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference to the Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed by May 4, 2006.

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

On January 9, 2006, BASF Aktiengesellschaft (“BASF”), acting through its indirect wholly owned subsidiary Iron Acquisition Corporation, commenced an unsolicited tender offer (the “BASF Offer”) in which it offered to purchase all of the outstanding shares of the Company for $37.00 per share, subject to certain conditions. On January 23, 2006, the Company announced that the Company’s Board of Directors had voted unanimously to recommend that the Company’s stockholders reject the BASF Offer as inadequate and not in the best interests of the Company’s stockholders. The full text of the Board’s recommendation is contained in the Company’s Schedule 14D-9 filed with the SEC. In connection with the BASF Offer, BASF filed a preliminary proxy statement to solicit proxies from the Company’s stockholders to elect two BASF nominees to the Company’s Board of Directors at the 2006 Annual Meeting of Shareholders, and has indicated its intent to solicit written consents from the Company’s stockholders to amend the Company’s bylaws to expand the size of the Board and fill the newly created vacancies with BASF nominees. Copies of these filings by the Company and BASF with the SEC may be viewed on the SEC’s web site at www.sec.gov. A description of litigation filed against the Company and its directors that is related to the BASF Offer is described below under “Item 3. Legal Proceedings.”

The Company develops, manufactures and markets value-adding technologies based on surface and materials science for a wide spectrum of industrial customers. The Company also provides its technology segments, their customers and others with precious and base metals and related services.

The Company employed approximately 7,100 people as of January 1, 2006 and operates on a worldwide basis with corporate headquarters in the United States, and manufacturing facilities, mineral reserves and other operations in Asia, the European community, North America, the Russian Federation, South Africa and Brazil.

The Company’s businesses are organized into four reportable segments — Environmental Technologies, Process Technologies, Appearance and Performance Technologies and Materials Services.

Within the “All Other” category, sales to external customers and operating earnings are derived primarily from the Ventures business. The sale of precious metals accounted for under the LIFO method, royalty income, results from the Strategic Technologies group and other miscellaneous income and expense items not related to the reportable segments are included in the “All Other” category.

The following information on the Company is included by segment in Note 20, “Business Segment and Geographic Area Data,” of the Notes to Consolidated Financial Statements: net sales to external customers; operating earnings (loss); special charge (credit), net; depreciation, depletion and amortization; equity in earnings of affiliates; total assets; equity investments and capital expenditures. Interest income, interest expense and income taxes are included in total.

Environmental Technologies

The Environmental Technologies segment markets cost-effective compliance with environmental regulations, enabled by sophisticated emission-control technologies and systems. The segment also provides other products made from precious metals, as well as thermal spray and coating technologies.

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

The manufacturing operations of the Environmental Technologies segment are carried out in the United States, Italy, Germany, India, South Africa, Brazil, China, Thailand, Sweden and the United Kingdom, with equity investments located in South Korea and the United States. Although not included in this segment, the Japanese mobile-source environmental markets are served by the Company’s N.E. Chemcat equity joint venture. The products are sold principally through the Company’s sales organizations or those of its equity investments, supplemented by independent distributors and representatives.

Principal raw materials used by the Environmental Technologies segment include precious metals (primarily platinum group metals), procured by the Materials Services segment and/or supplied by customers, substrates and a variety of minerals and chemicals that are generally available.

As of January 1, 2006, the Environmental Technologies segment had approximately 1,800 employees worldwide. Most hourly employees are not covered by collective bargaining agreements. Employee relations have generally been good.

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

The manufacturing operations of the segment are carried out in the United States, Italy, The Netherlands, China and Spain. The products are sold principally through the Company’s sales organizations supplemented by independent representatives.

The principal raw materials used by the segment include metals, procured by the Materials Services segment and from third parties; kaolin-based intermediates supplied by the Appearance and Performance Technologies segment; and a variety of other minerals and chemicals that are generally readily available. The segment also uses certain raw materials that are sourced primarily from China.

As of January 1, 2006, the Process Technologies segment had approximately 2,400 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

Appearance and Performance Technologies

The Appearance and Performance Technologies segment provides effect materials, personal care active ingredients, paper coating and pigment extenders and performance additives that enable its customers to market enhanced image and functionality in their products. This segment serves a broad array of end markets, including cosmetics, personal care, coatings, plastic, automotive, construction and paper. The segment’s products help customers improve the look, functionality, performance and overall cost of their products. In addition, the segment is the internal supply source of precursors for most of the Company’s advanced petroleum-refining catalysts.

The segment’s principal products include special-effect materials and films, personal care actives, color pigments and dispersions, paper coatings and pigment extenders and specialty performance additives. The segment’s special-effect pigments and film provide a range of aesthetic and functional effects in coatings, personal care and cosmetic products, packaging, plastics, inks, glitter, gift wrap, textiles and other applications. Personal care materials include materials used for skin care delivery systems and active ingredients. Color pigments include a broad range of organic and inorganic products, dispersions and universal colorants. Kaolin products are used as coating and pigment extenders to improve the opacity, brightness, gloss and printability of coated and uncoated papers. Specialty performance additives are used to improve the functionality, appearance and value of liquid and powder coatings, plastics, rubber, adhesives, inks, concrete and cosmetics.

The products of the Appearance and Performance Technologies segment compete in the marketplace on the basis of value, performance and cost. No single competitor is dominant in the markets in which this segment operates.

The manufacturing operations of the segment are carried out in the United States, South Korea, China, France and Finland. Subsidiary sales and distribution centers are located in France, Hong Kong, Japan, Mexico and The Netherlands, in addition to the manufacturing site locations noted above. Products are sold through the Company’s sales organization supplemented by independent distributors and representatives.

The principal raw materials used by the Appearance and Performance Technologies segment include naturally occurring minerals such as kaolin, attapulgite and mica, which are mined from mineral reserves owned or leased by the Company, and a variety of other minerals and chemicals that are readily available.

As of January 1, 2006, the Appearance and Performance Technologies segment had approximately 2,000 employees worldwide. Most hourly employees are covered by collective bargaining agreements. Employee relations have generally been good.

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

Operations are located in the United States, Italy, Japan, the Russian Federation, Switzerland and the United Kingdom. As of January 1, 2006, the Materials Services segment had 84 employees worldwide.

Equity Investments

The Company has equity investments in affiliates that are accounted for under the equity method. These investments are N.E. Chemcat Corporation (NECC), Heesung-Engelhard, H. Drijfhout & Zoon’s Edelmetaalbedrijen (HDZ) and Prodrive-Engelhard. N.E. Chemcat is a 42.1%-owned, publicly traded Japanese corporation and a leading producer of automotive and chemical catalysts, electronic chemicals and other precious-

metal-based products in Japan. Heesung-Engelhard, a 49%-owned joint venture in South Korea, primarily manufactures and markets catalyst products for automobiles. HDZ is a 45%-owned former subsidiary of Engelhard-CLAL, which manufactured and marketed certain products containing precious metals. Prodrive-Engelhard, a 50%-owned joint venture in the United States, specializes in the design, development and testing of vehicle emission systems.

During the first quarter of 2005, the Company exchanged a 7.5% interest in its Chinese automotive catalyst operations for approximately 2.6% of N.E. Chemcat. This transaction was recorded as an exchange of similar productive assets in accordance with APB29, “Accounting for Nonmonetary Transactions.” The Company also acquired an additional 0.7% of N.E. Chemcat through a public tender offer. These transactions increased the Company’s ownership percentage in N.E. Chemcat from 38.8% to 42.1%.

Major Customers

No customer accounted for more than 10% of the Company’s net sales for the years ended December 31, 2005, 2004 or 2003.

Research and Patents

At December 31, 2005, the Company employed approximately 540 scientists, technicians and auxiliary personnel engaged in research and development in the fields of surface chemistry and materials science. These activities are conducted in the United States and abroad. Research and development expenses were $108.2 million in 2005, $99.9 million in 2004 and $93.1 million in 2003.

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

In addition, as of December 31, 2005, 14 sites have been identified at which the Company believes liability as a potentially responsible party is probable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination and natural resource damages resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund imposes strict, joint and several liability under certain circumstances. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de minimis contributor of hazardous substances at a number of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances, discovery of new information or natural resource damages, the Company has settled a number of other cleanup proceedings. The Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

The accruals for environmental cleanup-related costs reported in the consolidated balance sheets at December 31, 2005 and 2004 were $18.0 million and $19.1 million, respectively, including $0.1 million at December 31, 2005 and 2004 for Superfund sites. These amounts represent those undiscounted costs that the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company’s accrual represents approximately 39% of what it believes are the reasonably possible environmental cleanup-related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

Cash payments for environmental cleanup-related matters were $1.2 million in 2005, $1.3 million in 2004 and $1.8 million in 2003. In 2003, the Company recognized a $2.0 million liability for a facility in France.

For the past three-year period, environmental-related capital projects have averaged less than 10% of the Company’s total capital expenditure programs, and the expense of environmental compliance (e.g., environmental testing, permits, consultants and in-house staff) was not material.

There can be no assurances that environmental laws and regulations will not change or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and current environmental laws and regulations, cash payments for environmental cleanup-related matters are projected to be $2.5 million for 2006, which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. The Company has an Environmental, Health and Safety (EH&S) department that implements and assesses compliance to policies, procedures and controls around the Company’s environmental exposures and possible liabilities. These policies, procedures and controls are intended to assure that the Corporate EH&S department is aware of all issues that may have a potential impact on the Company. While it is not possible to predict with certainty, management believes environmental cleanup-related reserves at December 31, 2005 are reasonable and adequate, and environmental matters are not expected to have a material adverse effect on financial condition.

ITEM 1A.	RISK FACTORS

There are a number of risk factors faced by the Company. These are primarily addressed in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in connection with the presentation of recent results and projections which include forward-looking statements. In particular, readers should review the following:

•	“Overview” on page 15 which summarizes specific economic factors.

•	“Critical Accounting Policies and Estimates” on pages 30-34 which includes assumptions and estimates that form the basis for certain financial statement amounts.

•	“Risk Factors” on pages 35-38 which detail both internal and external risks.

•	“Key Assumptions” on pages 38-41 which list the underlying basis for projections made in the various "Outlook" sections.

Additionally, ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK discusses risk with respect to interest rates, foreign currency and commodities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company leases a building on approximately seven acres of land with an area of approximately 271,000 square feet in Iselin, NJ. This building serves as the principal executive and administrative office of the Company and its operating segments. The Company owns approximately eight acres of land and three buildings with a combined area of approximately 160,000 square feet in Iselin, NJ. These buildings serve as the major research and development facilities for the Company’s operations. The Company also owns or leases research facilities in Gordon, GA; Union, NJ; Buchanan, Ossining and Stony Brook, NY; Beachwood, OH; Pasadena, TX; Lyon, France; Hannover, Germany; and De Meern, The Netherlands. The Company is currently constructing a research and development facility on Company-owned property in Shanghai, China.

The Environmental Technologies segment operates company-owned plants in Huntsville, AL; East Windsor, CT; Wilmington, MA; Duncan, SC; East Newark, NJ; Fremont, CA; Nienburg, Germany; Chennai, India; Port Elizabeth, South Africa; Rome, Italy; Indiatuba, Brazil; Shanghai, China; Rayoung, Thailand; Solvesborg, Sweden; and Cinderford in the United Kingdom. The manufacturing operations at the Carteret, NJ facility have been discontinued. See Note 7, “Discontinued Operations,” for more information.

The Process Technologies segment operates company-owned plants in Attapulgus and Savannah, GA; Elyria, OH; Erie, PA; Seneca, SC; Jackson, MS; Pasadena, TX; Nanjing, China; Rome, Italy; De Meern, The Netherlands; and Tarragona, Spain.

The Appearance and Performance Technologies segment operates company-owned attapulgite processing plants in Quincy, FL near the area containing its attapulgite reserves, plus mica mine and processing facilities in Hartwell, GA. In addition, the segment operates three company-owned kaolin mines and three milling facilities in Middle Georgia, which serve a 70-mile network of pipelines to three processing plants. It also operates on company-owned land containing kaolin and leases on a long-term basis kaolin mineral rights to additional acreage. The segment also operates company-owned sales and manufacturing facilities in Kotka and Rauma, Finland and Shanxi, China in addition to owning and operating color, pearlescent pigment, personal care and film manufacturing facilities and sales facilities in Sylmar, CA; Louisville, KY; Eastport, ME; Peekskill and Setauket, NY; New York, NY; Elyria, OH; Charleston, SC; Lyon, France; Paris, France; Tokyo, Japan; Mexico City, Mexico; Haarlem, The Netherlands; and Inchon, South Korea. Management believes the Company’s kaolin, attapulgite and mica reserves will be sufficient to meet its needs for the foreseeable future.

The Materials Services segment’s operations are conducted at leased facilities in Iselin, NJ; Lincoln Park, MI; Tokyo, Japan; Moscow, Russia; Zug, Switzerland; and London, the United Kingdom. In addition, the segment’s operations are conducted at company-owned facilities in Seneca, SC; Carteret, NJ; and Rome, Italy.

The Ventures Group operates company-owned plants in Port Allen and Vidalia, LA; Jackson, MS; and Nienburg, Germany. The Company operates mines in Cheto, AZ.

Management believes that the Company’s processing and refining facilities, plants and mills are suitable and have sufficient capacity to meet its normal operating requirements for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

The Company is one of a number of defendants in numerous proceedings that allege that the plaintiffs were injured from exposure to hazardous substances purportedly supplied by the Company and other defendants or that existed on Company premises. The Company is also subject to a number of environmental contingencies (see Note 22, “Environmental Costs,” for further detail) and is a defendant in a number of lawsuits covering a wide range of other matters. In some of these matters, the remedies sought or damages claimed are substantial. While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition.

The Company is involved in a value-added tax dispute in Peru. Management believes the Company was targeted by corrupt officials within a former Peruvian government. On December 2, 1999, Engelhard Peru, S.A., (now Engelhard Peru S.A.C. en liquidaciόn or “Engelhard Peru”), a wholly owned subsidiary, was denied refund claims of approximately $28 million. The Peruvian tax authority also determined that Engelhard Peru is liable for approximately $63 million in refunds previously paid, fines and interest as of December 31, 1999. Interest and fines continue to accrue at rates established by Peruvian law. The Peruvian Tax Court ruled on February 11, 2003 that Engelhard Peru was liable for these amounts, overruling precedent to apply a “form over substance” theory without any determination of fraudulent participation by Engelhard Peru. Engelhard Peru filed a constitutional action against the Peruvian tax authority and Tax Court. On May 3, 2004, the judge in this action ruled that none of the findings of the Peruvian tax authorities were properly applicable to Engelhard Peru based on several grounds, including improper use of a presumption of guilt with no actual proof of irregularity in the transactions of Engelhard Peru. The government of Peru prevailed on appeal to the Superior Court and prevailed again on appeal to Peru’s Constitutional Court. Although management believes, based on consultation with counsel, that this is an extraordinary decision that is plainly inconsistent with the law and the facts, no further appeal in Peru is likely to be productive. Management believes, based on consultation with counsel, that the maximum economic exposure is limited to the aggregate value of all assets of Engelhard Peru. That amount, which is approximately $30 million, including unpaid refunds, has been fully provided for in the accounts of the Company.

In late October 2000, a criminal proceeding alleging tax fraud and forgery related to this value-added tax dispute was initiated against two Lima-based officials of Engelhard Peru. In September 2005, a Superior prosecutor concluded that there was no basis for the criminal proceedings against several defendants, including both officials of Engelhard Peru. Final dismissal of those criminal charges remains subject to judicial review and determination of the Supreme Prosecutor. Although Engelhard Peru is not a defendant, it may be civilly liable in Peru if its representatives are found responsible for criminal conduct. In its own investigation, and in detailed review of the materials presented in Peru, management has not seen any evidence of tax fraud by these officials. Accordingly, Engelhard Peru is assisting in the vigorous defense of this proceeding. As noted above, management believes the economic exposure is limited to the aggregate of all assets of Engelhard Peru, which has been fully provided for in the accounts of the Company.

On January 4, 2006, Scott Sebastian, who alleges that he is a stockholder of the Company, commenced a purported class action on behalf of the stockholders of the Company against the Company and all of its directors in the Chancery Division of the New Jersey Superior Court for Middlesex County. The complaint alleges that the defendants breached their fiduciary duties in connection with their response to BASF’s proposal to acquire the Company and seeks declaratory and injunctive relief and damages. On January 4, 2006, Hindy Silver, who alleges that she is a stockholder of the Company, commenced a purported class action on behalf of the stockholders of the Company against the Company and all of its directors in the Chancery Division of the New Jersey Superior Court for Mercer County. The complaint alleges that the defendants breached their fiduciary duties in connection with their response to BASF’s proposal to acquire the Company and seeks injunctive relief and an accounting. On January 17, 2006, the plaintiffs in the Sebastian and Silver actions moved to transfer the Sebastian action to the New Jersey Superior Court for Mercer County and to consolidate the two actions in that Court. The defendants cross-moved to stay the New Jersey actions until the Delaware actions, described below, have been resolved or, in the alternative, to dismiss the New Jersey actions for failure to state a claim, and plaintiffs moved for expedited discovery. Plaintiffs opposed defendants’ cross-motions and requested leave to file an amended complaint if the Court was inclined to grant defendants’ motion to dismiss. The proposed amended complaint adds, among other things, allegations that the Schedule 14D-9 filed by the Company with the SEC fails to disclose material information that the proposed amended complaint alleges is needed by Engelhard shareholders to be able to make an informed decision concerning whether to tender their shares to BASF. The proposed amended complaint seeks declaratory and injunctive relief and damages. Defendants opposed plaintiffs’ motion for expedited discovery and motion to amend their complaint. Argument on all motions and cross-motions was held on February 9, 2006 in the New Jersey Superior Court for Mercer County. The Court stated that the motion to consolidate would be granted and took the other matters under advisement.

On January 5, 2006, Laura Benjamin and Sam Cohn, and on January 6, 2006, Stewart Simon, all of whom purport to be stockholders of the Company, each commenced a purported class action on behalf of the stockholders of the Company against the Company and all of its directors in the Delaware Court of Chancery for New Castle County. Each complaint alleged that the defendants breached their fiduciary duties in connection with their response to BASF’s proposal to acquire the Company and sought injunctive relief. The Benjamin and Cohn complaints also sought damages and the Simon complaint sought an accounting. On January 13, 2006 these three actions were consolidated under the caption In re: Engelhard Corporation Shareholders Litigation, Consolidated C.A. No. 1871-N, in the Delaware Court of Chancery for New Castle County, and a Consolidated Amended Complaint was filed and served which names the same defendants and contains allegations similar to those made in the complaints initially filed in the underlying actions, and seeks injunctive relief and damages. On the same day, plaintiffs served a request for production of documents. On January 17, 2006, the court entered an order governing the protection and exchange of confidential information. On January 24, 2006, the Court entered a case management order. Defendants have begun to produce documents to plaintiffs. On January 25, 2006, with defendants’ consent, the Court granted plaintiffs leave to file a Second Consolidated Amended Complaint. The Second Consolidated Amended Complaint adds, among other things, allegations that the Schedule 14D-9 filed by the Company with the SEC fails to disclose material information concerning what the Company and its Board of Directors are doing with respect to the exploration of strategic alternatives to BASF’s offer and fails to disclose information that is material to evaluating the opinion Merrill Lynch provided to the Company’s Board of Directors that BASF’s offer is inadequate from a financial point of view.

The Company and the individual defendants believe the claims made in each of the putative class action suits described above are without merit and intend to vigorously defend against these suits.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

GAVIN A. BELL
Age 44. Vice President, Investor Relations effective July 16, 2004. Director, Investor Relations, American Standard Companies, Inc. (global, diversified manufacturer) from 2002 to 2004. Director, Investor Relations, Becton, Dickinson and Company (global medical technology company) from 2001 to 2002. Director, Investor Relations, Coca-Cola Beverages plc, a London, UK subsidiary of The Coca-Cola Company (global beverage company) from prior to 2001.

ARTHUR A. DORNBUSCH, II	Age 62. Vice President, General Counsel and Secretary of the Company from prior to 2001.

MARK DRESNER	Age 54. Vice President, Corporate Communications from prior to 2001.

JOHN C. HESS	Age 54. Vice President, Human Resources from prior to 2001.

MAC C.P. MAK
Age 57. Treasurer, effective April 7, 2003. Senior Vice President, Strategic Planning and Corporate Development, Coty Inc. (global cosmetics company) from December 2001 to April 2003. Vice President, Strategic Planning and Corporate Development, Coty Inc. from prior to 2001.

BARRY W. PERRY *	Age 59. Chairman and Chief Executive Officer of the Company since January 2001. Mr. Perry is also a director of Arrow Electronics, Inc. and Cookson Group plc.

ALAN J. SHAW	Age 57. Controller of the Company effective January 1, 2003. Vice President-Finance of Materials Services from prior to 2001.

MICHAEL A. SPERDUTO	Age 48. Vice President and Chief Financial Officer of the Company effective August 2, 2001. Controller of the Company from prior to 2001.

DR. EDWARD T. WOLYNIC
Age 57. Vice President and Chief Technology Officer of the Company effective August 5, 2005. Group Vice President, Strategic Technologies and Chief Technology Officer effective March 1, 2001. Group Vice President, Strategic Technogies from prior to 2000.

* Also a director of the Company.

Officers of the Company are elected at the meeting of the Board of Directors held after the annual meeting of shareholders and serve until their successors shall be elected and qualified and shall serve as such at the pleasure of the Board.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) As of February 28, 2006, there were 4,125 holders of record of the Company’s common stock, which is traded on the New York Stock Exchange (ticker symbol “EC”), as well as on the Swiss Stock Exchange.

The range of market prices and cash dividends paid for each quarterly period were as follows:

	NYSE Market Price		Cash dividends paid
	High	Low	per share
2005
First quarter	$30.82	$28.64	$0.12
Second quarter	31.37	27.68	0.12
Third quarter	29.96	27.35	0.12
Fourth quarter	31.11	26.80	0.12

2004
First quarter	$30.29	$26.66	$0.11
Second quarter	32.31	27.55	0.11
Third quarter	32.72	26.63	0.11
Fourth quarter	30.98	26.49	0.11

(c) The Company has Board authorized plans or programs for the repurchase of the Company’s stock. The following table represents repurchases under these plans or programs for each of the three months of the quarter ended December 31, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
10/1/05 - 10/31/05	4,000(b)	$26.98	4,000	5,765,532
11/1/05 - 11/30/05	24,000	$28.42	24,000	5,741,532
12/1/05 - 12/31/05	—	—	—	5,741,532
	28,000	$28.21	28,000

(a)	Share repurchase program of 6 million shares authorized in May 2005.

(b)	Excludes 286 shares obtained through dividend reinvestment by the Rabbi Trust under the Deferred Compensation Plan for Key Employees of Engelhard Corporation.

ITEM 6.	SELECTED FINANCIAL DATA

Selected Financial Data
($ in millions, except per-share amounts)

	2005	2004	2003	2002	2001
Net sales	$4,597.0	$4,136.1	$3,687.8	$3,753.6	$5,096.9
Net earnings from continuing operations	246.3	237.2	237.1	171.4	225.6
Earnings per share from continuing operations - basic	2.05	1.93	1.89	1.34	1.73
Earnings per share from continuing operations - diluted	2.02	1.89	1.86	1.31	1.71
Total assets	3,879.0	3,178.6	2,933.0	3,020.7	2,995.5
Long-term debt	430.5	513.7	390.6	247.8	237.9
Shareholders’ equity	1,489.2	1,414.3	1,285.4	1,077.2	1,003.5
Cash dividends paid per share	0.48	0.44	0.41	0.40	0.40
Return on average shareholders’ equity	17.0%	17.6%	20.0%	16.5%	24.0%

Net earnings from continuing operations in 2005 include a tax provision benefit of $2.7 million resulting from an agreement with the Internal Revenue Service with respect to the Company’s tax returns for 2001.

Net earnings from continuing operations in 2004 include the following: a tax provision benefit of $8.0 million resulting from an agreement reached with the Internal Revenue Service with respect to the Company’s tax returns for 1998 through 2000, a charge of $4.1 million resulting from the consolidation of certain manufacturing operations to improve efficiency and a credit of $0.8 million related to the reversal of prior year special charge accruals (see Note 6, “Special Charges and Credits,” for further detail).

Net earnings from continuing operations in 2003 include the following: a royalty settlement gain of $17.6 million, a charge of $4.8 million for the fair value of the remaining lease costs of certain minerals-storage facilities that the Company ceased to use and restructuring charges of $5.6 million (see Note 6, “Special Charges and Credits,” for further detail). In addition, a transition charge of $2.3 million was recorded on January 1, 2003 as the cumulative effect of an accounting change (see Note 4, “Accounting for Asset Retirement Obligations,” for further detail).

Net earnings from continuing operations in 2002 include the following: an impairment charge of $57.7 million associated with the Engelhard-CLAL joint venture, an impairment charge of $4.1 million associated with an investment in fuel-cell developer Plug Power Inc., a charge of $1.9 million related to a manufacturing consolidation plan and a $6.8 million insurance settlement gain.

The following tables provide information related to the adoption of Statement of Financial Accounting Standards (SFAS) No. 143, “Accounting for Asset Retirement Obligations” (see Note 4, “Accounting for Asset Retirement Obligations,” for further detail):

Selected Financial Data
($ in millions, except per-share amounts)

	2005	2004	2003	2002	2001
Net earnings from continuing operations before cumulative effect of a change in accounting principle	$246.3	$237.2	$239.4	$171.4	$225.6
Cumulative effect of a change in accounting principle, net of tax of $1,390	—	—	(2.3)	—	—
Net earnings from continuing operations	$246.3	$237.2	$237.1	$171.4	$225.6

Earnings per share from continuing operations - basic:
Earnings from continuing operations before cumulative effect of a change in accounting principle	$2.05	$1.93	$1.91	$1.34	$1.73
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.02)	—	—
Earnings per share from continuing operations - basic	$2.05	$1.93	$1.89	$1.34	$1.73

Earnings per share from continuing operations - diluted:
Earnings from continuing operations before cumulative effect of a change in accounting principle	$2.02	$1.89	$1.88	$1.31	$1.71
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.02)	—	—
Earnings per share from continuing operations - diluted	$2.02	$1.89	$1.86	$1.31	$1.71

Pro forma amounts assuming the provisions of SFAS No. 143 were applied retroactively:	2005	2004	2003	2002	2001
Net earnings from continuing operations	$246.3	$237.2	$239.4	$170.8	$225.0
Basic earnings per share from continuing operations	2.05	1.93	1.91	1.33	1.73
Diluted earnings per share from continuing operations	2.02	1.89	1.88	1.31	1.70

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated, all per-share amounts are presented as diluted earnings per share, as calculated under SFAS No. 128, “Earnings per Share.”

For a discussion of the Company’s critical accounting policies and estimates, see page 30.

Overview

The Company develops, manufactures and markets value-adding technologies based on surface and materials science for a wide spectrum of served markets. The Company also provides its technology segments, their customers and others with precious and base metals and related services. The Company’s businesses are organized into four reportable segments that are discussed individually below. Additional detailed descriptive material is included in “ITEM 1. BUSINESS” and NOTE 20, “BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA” in this Form 10-K.

One of the strengths of the Company is that its segments serve diverse markets, which is important for assessing the variability of future cash flows. The following economic comments also provide a useful context for evaluating the Company’s performance: (1) worldwide auto builds continue to be relatively flat, albeit at fairly high levels - industry growth for auto-emission catalysts will benefit from tougher environmental regulation throughout the world over the next 5-10 years as well as developing economies, especially new Asian production; (2) more stringent diesel-emission regulations are being phased in, affording the Company additional opportunities for catalyst solutions; (3) worldwide petroleum refineries are generally operating close to capacity generating demand for the extra yields provided by the Company’s advanced fluid cracking catalysts and performance additives; (4) markets for effect pigments, colors and active ingredients in cosmetics, auto finishes and coatings have remained positive during the recent economic downturns and tend to be less cyclical; however, the Company is currently experiencing growing competition from Asian producers; (5) the coated, free-sheet paper market has strengthened, but market share loss continues to negatively impact the Company; and (6) inflationary pressures for raw materials and energy, particularly natural gas, are expected to have a negative impact across the Company’s technology segments compared to the recent low inflationary period, which the Company will attempt to mitigate via price increases.

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

In 2005, the Company discontinued operations at its Carteret, NJ manufacturing facility. The discussion below excludes the impact of these discontinued operations. Prior period operating earnings of the Environmental Technologies segment reflect the reclassification of the facility as a discontinued operation.

Environmental Technologies

The majority of this segment’s sales is derived from technologies to control harmful emissions from mobile sources, including gasoline- and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and motorcycles. This segment’s customers are driven by increasingly stringent environmental regulations, for which the Company provides sophisticated emission-control technologies. The remainder of this segment’s sales is derived from products sold into a variety of industrial markets, including aerospace, power generation, process industries, temperature sensing and utility engines. The Company supplies these industrial markets with sophisticated emission-control technologies, high-value material products made primarily from platinum group metals and thermal spray and coating technologies.

Results of Operations (in millions)

	2005	2004	2003	% change 2004 to 2005	% change 2003 to 2004
Sales	$1,008.7	$883.3	$814.8	14.2%	8.4%
Operating earnings before special items	140.9	138.1	129.2	2.0%	6.9%
Special charge (credit)	—	(0.2)	5.2
Operating earnings	140.9	138.3	124.0	1.9%	11.5%

Discussion

Results from this segment were as expected, driven primarily by operations serving the overseas mobile-source environmental markets.

Revenues from mobile-source markets increased 15% in 2005 compared with 2004. Approximately 95% of this increase was due to increased pass-through substrate costs. Substrate costs were higher primarily due to increased demand for catalyzed soot filters (CSF) for the European light duty diesel market. This also increased the segment’s working capital requirements by approximately $50 million, which is about half of the overall increase in this segment’s working capital requirements of $100 million compared to last year. This trend of increasing substrate costs, revenues and associated working capital requirements is expected to continue in the near term, as the Company continues to grow its CSF business. The Company serves a wide customer base, and changes in the mix of sales to these markets are common. In 2005 compared with 2004, sales to North American automotive customers decreased significantly, while sales to European and Asian automotive customers increased. In North America, demand for the vehicles for which the Company provides catalytic solutions declined more rapidly than the overall demand for light-duty vehicles in North America. The Company expects this trend to continue near-term. The Company continues to experience improved market penetration from operations located in emerging markets such as China, India, Brazil and Thailand. Sales from these emerging market operations increased over 20% in 2005 compared to 2004. Sales to the motorcycle market more than doubled, but represent less than 2% of the segment’s sales. Sales of catalyst to the heavy-duty diesel original equipment manufacturers (OEMs) were flat compared to last year, as US regulatory requirements will change for 2007 model year vehicles, and overall demand for these vehicles remained relatively flat in 2005. Diesel retrofit sales, which are largely dependent on government funding for projects, declined modestly.

Operating earnings from mobile-source markets decreased 1% in 2005 compared with 2004. Operating earnings from light-duty markets were consistent with the above mentioned sales mix, as increased earnings from European and emerging markets were offset by decreased earnings from US light duty markets. Modest productivity improvements were offset by higher selling, general and administrative expenses driven by higher heavy-duty diesel research and development expenses of $2 million and higher bad debt expense of $1 million due to the bankruptcy of Delphi. The Company continues to assess counterparty risk on sales to the North American automotive market and establish credit limits and assess collectibility accordingly. Heavy-duty diesel earnings were down due to the aforementioned diesel research and development expense of $2.0 million and absence of warranty reversals of $1.5 million, which occurred in 2004. Sales to the motorcycle market now contribute to earnings, with operating margin percentages similar to those experienced in other mobile source markets. The Company serves the large Asian markets of Japan and Korea through joint ventures accounted for under the equity method. Accordingly, the results of those operations, reflecting continued strength in the Asian markets, are included on the equity earnings line.

Sales to industrial markets increased 7% in 2005 compared with 2004. Approximately half of this increase was to the temperature-sensing market. The Company continues to invest in the operations serving the temperature-sensing market, and anticipates significant growth from this small market. Sales to the aerospace market increased, while sales of catalyst to the small engine market declined due to the loss of a customer. Results from the Company’s Carteret, NJ manufacturing facility are no longer included in this discussion, as these results are now included in discontinued operations.

Operating earnings from industrial markets increased in 2005 compared with 2004. Earnings from sales to most served markets were higher. Notably, earnings from sales of ozone converting catalyst to the aerospace industry, increased on higher volumes sold. The temperature-sensing market represents a niche growth area for the Company, and experienced higher earnings, although volumes need to increase substantially to meet the Company’s long term growth projections. While sales and earnings from the Company’s thermal spray and coating operations serving the aerospace and power generation markets improved modestly in 2005, more work needs to be done, and the Company augmented operational management in 2005. The Company expects continued near-term improvement in overall earnings from industrial markets.

Outlook

Please see the section labeled “Key Assumptions” on page 38 for a detailed discussion of the Company’s basis for the discussion below.

Demand for the Company’s products sold to mobile-source markets is expected to remain at 2005 levels for the first half of 2006, with a stronger second half relative to 2005, as customers ramp up for the 2007 model year. Worldwide automobile builds for 2006 are forecast to grow at 4%, and at 2% CAGR through 2010. The Company expects a 6% CAGR in light-duty automotive catalyst sales through 2010, driven by the aforementioned growth in automobile builds, penetration in the light-duty diesel market, and stricter worldwide environmental regulations. Demand for diesel-emission technologies is expected to increase, as stricter regulations for light-duty and heavy-duty vehicles come into effect, and more light-duty vehicles are sold. Additionally, the Company expects an increase in market share from the light-duty diesel markets. Diesel retrofit markets are expected to remain at current levels driven by local political pressure to reduce emissions from existing vehicles in urban areas. Demand for the Company’s technology to mobile-source markets is subject to changes in mix, the level of worldwide auto builds and competitive pressures. The Company maintains a strong technology position in these markets and continues to invest significantly in research and development.

In businesses serving stationary-source markets, demand is expected to remain soft for technologies related to peak-power generation due to the current lack of funding for these projects. The overall power-generation industry has experienced difficulty in recent years due to deregulation and cyclicality. The Company maintains the technical ability and capacity to serve the power-generation market when demand returns. These businesses also serve the food service market. Sales to the food service market are expected to grow from approximately $3 million in 2005 to $10 million in 2010, representing about half the growth expected from this business.

The Company’s thermal spray operation, which serves the power-generation and aerospace markets, has seen a modest improvement in demand. The Company expects this trend to continue, but does not expect these markets to return to pre-2001 levels. In response, this operation will focus on cost reduction efforts and will continue to develop applications of its technology for previously unserved markets.

Other industrial markets served include temperature-sensing. The Company has positioned itself via acquisition in 2004 and internal development to participate in the projected 6% worldwide growth of the temperature-sensing market through 2010. The Company also expects an increase in market share from the temperature-sensing markets.

2004 compared with 2003

Sales to mobile-source markets increased 10% in 2004 compared with 2003. Approximately half this increase related to higher substrate costs. Substrate costs rose in 2004 due to an increase in demand for emission-control systems for diesel engines. Foreign currency translation of sales of the Company’s foreign operations accounted for 40% of the sales increase to mobile-source markets in 2004 compared with 2003. In 2004 compared with 2003, increased sales to diesel engine OEMs were largely offset by decreased sales to the diesel retrofit market, which, in 2003, included low-margin sales from a canning facility the Company closed in 2003.

Operating earnings from mobile-source markets increased 9% in 2004 compared with 2003. The largest reason for this increase was absence of a $4.6 million restructuring charge recorded in 2003. Favorable impacts from foreign currency translation of $4.7 million and reversal of warranty reserves of $1.5 million were mostly offset by higher information technology expenses of $4.0 million and higher diesel research and development expense of $1.4 million. In 2004, profits from mobile-source diesel markets increased while profits from other mobile-source markets decreased compared with 2003. These improvements were partially offset by a decline in earnings from diesel retrofit markets. In 2003, the Company experienced strong profitability from a diesel retrofit project in Hong Kong, which was completed early in 2004. Operating earnings from traditional light-duty vehicle markets declined in 2004. Although light-duty automobile builds in North America and Europe were flat in 2004 compared with 2003, operating earnings declined due to the mix of vehicle platforms for which the Company provided catalyst.

Sales to industrial product markets decreased 4% as a decline in sales to power-generation customers more than offset improved sales to the aerospace, temperature-sensing and refining markets. The decline in demand from the power-generation market was expected, and costs were reduced accordingly. Earnings from industrial product markets improved significantly in 2004 compared with 2003 primarily due to productivity initiatives. Earnings from the aerospace market improved versus the prior year, but have not returned to levels experienced prior to 2001. Profits from temperature sensing markets were flat in 2004 versus 2003.

Process Technologies

The Process Technologies segment enables customers to make their processes more productive, efficient, environmentally sound and safer through the supply of advanced chemical-process catalysts, additives and sorbents.

Results of Operations (in millions)

	2005	2004	2003	% change 2004 to 2005	% change 2003 to 2004
Sales	$687.1	$615.2	$569.2	11.7%	8.1%
Operating earnings before special items	98.0	87.3	98.5	12.3%	-11.4%
Special charge	—	—	2.6
Operating earnings	98.0	87.3	95.9	12.3%	-9.0%

Discussion

This segment experienced strong results in 2005 as productivity improvements coupled with continuing demand in operations serving the petroleum-refining business yielded strong results, and catalyst sales to the major chemical markets increased.

Sales to the petroleum-refining market increased 10% in 2005 compared with 2004. Higher volumes and prices of petroleum-refining catalysts drove the improvement, as demand remained strong for catalyst based on the Company’s Distributed Matrix Structure (DMS) technology platform. DMS technology allows refiners to increase yields, and accordingly, these products sell at premium prices. In 2005, the Company completed a productivity initiative that reduced the cost, and increased the capacity of the Company’s DMS products. The Company operates at or near capacity in these operations. Approximately 80% of the Company’s product mix to this market is now DMS-based. In 2005, the Company implemented price increases and energy surcharges to this market, which accounted for approximately $3 million of increased revenues. The Company experienced decreased demand in the year for certain older product offerings. Demand for these older product offerings is expected to remain at current levels for the near-term, and decrease over the long-term. Sales of additives, which have been a source of growth over the past two years, increased significantly, due to increased fourth quarter volumes of product sold to potential new customers who are assessing the effectiveness of these additives in their processes.

Operating earnings from products sold to petroleum-refining markets increased in 2005 compared with 2004 primarily due to the aforementioned increase in additive volumes and improved pricing and volumes of catalysts sold. These improvements were partially offset by higher natural gas costs of approximately $5 million, net of the aforementioned energy surcharges, other Hurricane Katrina impacts (see the section on Hurricane and Natural Gas Impacts), higher selling, general and administrative expense of approximately $3 million and higher raw material costs. During 2004, strong demand for DMS technology began to exceed existing capacity at the operating facilities that produce these products. In the second quarter of 2005, the Company completed and implemented a project to reduce costs and increase capacity at these facilities, resulting in lower per-unit manufacturing costs compared to 2004. The Company plans to maintain an asset utilization rate of approximately 90% for DMS offerings for the foreseeable future.

Sales of catalysts to the chemical-process markets increased 13% in 2005 compared with 2004. The increase in revenues came from the oleochemical, petrochemical and fine chemical markets, and was partially offset by decreased sales to the polyolefins markets. Sales of precious metal included in products sold accounted for approximately $7 million of the increase in revenues. The second-quarter acquisition of the catalyst business of Nanjing Chemical Industry Corporation accounted for $9 million of increased revenues. Demand in 2006 is expected to increase compared to 2005, as customers continue to drive more volume through their reactors with capacity utilization rates near 90%. Volumes of polypropylene catalysts were flat in 2005 compared with 2004. Tightness in the Asian supply of monomer in the first half of 2005 and some decreased domestic demand negatively impacted the Company’s revenues from products sold to the polyolefins market. Price increases initiated in 2004 and 2005 accounted for $5 million of higher revenues from the chemical-process markets.

Operating earnings from products sold to chemical-process markets were higher in 2005 compared with 2004, as all served markets experienced improved results. The aforementioned price increases and the positive results of productivity initiatives were somewhat offset by higher selling, general and administrative expense spending of approximately $5 million and higher raw material costs. Margins as a percent of sales were somewhat lower due to higher sales of lower margin products, and the impact of higher precious metal costs which are passed through to customers, but are included in revenue and cost of sales.

Outlook

Please see the section labeled “Key Assumptions”on page 38 for a detailed discussion of the Company’s basis for the discussion below.

The outlook for operations serving the petroleum-refining markets is strong for 2006 and beyond. Demand for premium-priced catalysts and additives is expected to remain high due to external factors, including high crude-oil prices, absence of additional worldwide refining capacity, increased demand for gasoline and environmental-fuel compliance. The Company operates at utilization rates of approximately 90%, and therefore near-term growth is dependent upon maximizing the profitability of the Company’s product mix. The Company continues to invest in research and development to maintain the competitive advantage derived from its unique DMS technology platform, as demonstrated by the recent introduction of the next generation fluid cracking catalyst, Napthamax II. Over the long term, sales of refining catalyst are expected to grow modestly at approximately 2% CAGR through 2010. Additives sold to these markets remain a growth area, and the Company expects significant growth through 2010, driven predominantly by new product offerings, as existing additives are not expected to increase at growth rates experienced in recent years. Additionally, the Company expects to leverage existing technologies and market presence to serve the diesel, distillate and petrochemical feedstock markets. These newly served markets are expected to contribute approximately $38 million in revenues in 2010.

The outlook for operations serving chemical-process markets is good for 2006, as sales levels experienced in the second half of 2005 to the Company’s existing customer base are expected to continue. Long-term growth to existing markets will be relatively modest, while growth to previously unserved petrochemical markets, the emerging gas economy catalyst market, and continued expansion into the polyethylene catalyst market will drive overall revenue growth of 8% CAGR. Growth in the polypropylene market will be driven by increased commercial relationships and licensing arrangements.

2004 compared with 2003

Sales of catalyst and additives to the petroleum-refining market increased in 2004 compared with 2003. The increase was driven by strong demand for products derived from the Company’s DMS technology platform. Higher volumes of petroleum-refining additives also positively impacted sales. These improvements were modestly offset by decreased demand for older product offerings displaced by DMS technology.

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

Appearance and Performance Technologies

The Appearance and Performance Technologies segment provides coatings and pigment extenders, effect materials, personal care active ingredients and performance additives that enable its customers to market enhanced image and functionality in their products. This segment serves a broad array of end markets, including cosmetics and personal care, coatings, plastics, automotive, packaging, construction and paper. The segment’s products help customers improve the look, functionality, performance and overall cost of their products. In addition, the segment is the internal supply source of precursors for most of the Company’s advanced petroleum-refining catalysts.

Results of Operations (in millions)

	2005	2004	2003	% change 2004 to 2005	% change 2003 to 2004
Sales	$726.1	$690.2	$653.8	5.2%	5.6%
Operating earnings before special items	65.6	75.1	77.3	-12.6%	-2.8%
Special charge	—	6.6	7.8
Operating earnings	65.6	68.5	69.5	-4.2%	-1.4%

Discussion

Results from this segment were down, as higher costs in operations serving the paper and effect materials markets more than offset the impact of higher revenues from the personal care actives and specialty minerals markets.

Sales from the Company’s mineral-based operations increased 1% in 2005 compared with 2004. This modest increase is due to improved sales of kaolin-based products to non-paper specialty markets and higher attapulgite volumes mostly offset by lower volumes of kaolin-based products to the paper market. Lower sales to the paper market were partially attributable to customer strikes in Finland and Canada. The Company has implemented price increases and energy surcharges for mineral-based products late in 2005, and has seen some positive results, but expects 2006 pricing to be substantially better than 2005. Overall, volumes to the paper market were off approximately 8% versus last year. The Company continues to focus on non-paper kaolin markets to maximize cash flows from these assets. These markets include plastics, construction, automotive, agriculture, coatings and refining catalysts.

Operating earnings from mineral-based products decreased significantly in 2005 compared with 2004 in spite of absence of restructuring charges totaling $6.6 million in 2004. Earnings from kaolin-based products to the paper market decreased as a result of higher natural gas prices, exacerbated by Hurricanes Katrina and Rita, of approximately $12 million in 2005 compared to 2004. The Company has initiated price increases and energy surcharges to these markets, and expects significant improvement in 2006. Increased sales of kaolin-based products to specialty markets yielded improved results. Cash flows from kaolin-based operations remain substantial, and these assets continue to be monitored with respect to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Sales of effect materials, colors and personal care actives collectively increased 10% in 2005 compared with 2004. Earlier in the year, the Company strengthened its position in the personal care market by acquiring

Coletica, S.A., a French company that develops performance-based, skin-care compounds and related technologies. In 2004, the Company acquired The Collaborative Group, a domestic company serving similar markets. These operations, along with certain previously existing operations, serve the personal care markets. The recent acquisitions accounted for $44 million of sales increases in 2005 compared to 2004. Effect materials sales were lower due to lower sales of cosmetic-grade borosilicate products compared to strong volumes in 2004, lower cosmetic mica sales, and lower iridescent film sales due to competitive pressure in Asia. Colorant sales were down modestly in 2005 compared to 2004, as a significant customer built inventory late in 2004, resulting in lower volumes for 2005.

Operating earnings from personal care actives increased in 2005, while earnings from effect materials and colorant markets decreased compared to 2004. Increased earnings from the above mentioned personal care acquisitions of $7.7 million were partially offset by lower volumes of colorants, lower effect materials sales, discussed above, and increased operating costs.

Outlook

Please see the section labeled “Key Assumptions” on page 38 for a detailed discussion of the Company’s basis for the discussion below.

Earnings from the sale of minerals-based products are expected to improve in 2006 as the Company expects significantly improved pricing from paper customers, and continued diversification away from traditional paper markets. In addition to price increases, the Company has also implemented energy surcharges to paper and other kaolin customers. These operations are currently profitable, and generate significant cash flows. The Company expects these operations to remain profitable, but changes in volumes, pricing or energy costs could cause this situation to change. These businesses experience significant competition from Brazilian and other kaolin producers and not-in-kind competition from calcium carbonate. The Company expects modest long-term growth from these operations as a result of diversification efforts, specifically penetration into crop protectants and other high-margin kaolin applications.

The Company is in the process of implementing EITF 04-6, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” As a result of EITF 04-6, the Company expects an equity charge of approximately $29 million in the first quarter of 2006. The Company does not expect this standard to have an impact on the Company’s future cash flows.

Recent investments in assets serving the personal care market are expected to improve earnings, as the Company continues to further develop its position in this market. The Company’s two recent acquisitions serving these markets are substantially integrated and are positioned to increase revenues due to their combined global presence. In 2010, the Company expects revenues from these operations to be double their current levels.

The Company expects long-term growth from operations serving the effect materials and colorants markets to grow at approximately 6% CAGR through 2010. The Company will continue to manage competitive risks, including increasing pressures from producers in Asia, through cost management, innovation and continued expansion of its market presence in China.

2004 compared with 2003

Sales of minerals-based products decreased 1% in 2004 compared with 2003 as decreased volumes to the paper market were mostly offset by significant sales growth of non-paper kaolin applications. In late 2003, the Company attempted to maintain pricing and implement an energy surcharge. Certain paper customers responded by contracting with other kaolin providers, and the Company’s market share decreased in 2004. During 2004, the Company rationalized certain products for the paper market and aggressively pursued other specialty, kaolin-based applications. Sales of kaolin-based products to markets other than paper increased significantly in 2004 compared with 2003.

Operating earnings from minerals-based products decreased 26% in 2004 compared with 2003. Included in the 2004 results is a restructuring charge of $6.6 million related to consolidation of certain manufacturing facilities that included asset impairment charges of $5.3 million and severance charges of $1.3 million. Results for 2003 include a charge of $7.8 million for the fair value of remaining lease costs of certain minerals-storage facilities the

 Company ceased to use. These businesses incurred higher information technology costs of approximately $3 million in 2004 compared with 2003. Decreased earnings from mineral-based products to the paper market were partially offset by earnings from mineral-based products to other markets as discussed above.

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

Operating earnings from effect materials, colors and personal care actives increased approximately 4% in 2004 compared with 2003, due primarily to the above-mentioned acquisition. The impact of higher volumes mentioned above was offset by increased information technology costs of approximately $3 million and higher costs associated with product development and commercialization.

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

Results of Operations (in millions)

	2005	2004	2003	% change 2004 to 2005	% change 2003 to 2004
Sales	$2,096.3	$1,895.0	$1,598.2	10.6%	18.6%
Operating earnings	28.4	16.8	10.1	69.0%	66.3%

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

While many customers of the Company’s platinum-group-metal catalysts purchase the metal from Materials Services, some choose to deliver metal from other sources prior to manufacture. In such cases, precious metal values are not included in sales. The mix of such arrangements and extent of market price fluctuations can significantly affect the reported level of sales and cost of sales. Consequently, there is no necessary direct correlation between year-to-year changes in reported sales and operating earnings. The revenue increase in 2005 was due to higher prices and volumes of platinum group metals.

Operating earnings in 2004 include $3.6 million of legal provisions related to litigation, while 2005 included recovery of $0.7 million of legal fees resulting from settlement of litigation. Earnings from metal sourcing operations increased 19% in 2005 compared with 2004 due to increased platinum group metal prices and volumes partially driven by demand related to pending diesel regulations. These earnings and volumes are at levels higher than the Company anticipates going forward. Refining and related service operations were improved compared with the same period last year. Increased volumes and improved operating efficiencies at the Company’s refinery drove the improvement. The Company’s operations within the Process Technologies segment serving the petrochemical industry are an indicator of refining volume, as customers requiring new catalyst generally refine their spent catalyst upon change out.

Outlook

Operating earnings from this segment are expected to approach $20 million in 2006 as strong demand for platinum group metals is expected to continue. Sourcing and recycling opportunities are difficult to predict, but the Company maintains industry knowledge to seek out and capitalize on opportunities.

2004 compared with 2003

Operating earnings in 2004 include $3.6 million of legal provisions related to litigation. Operating earnings in 2003 benefited from a contract settlement of $9.3 million and reversal of a $2.8 million accrual that is no longer necessary. Earnings from metal sourcing operations improved in 2004 compared with 2003. Refining and related service operations also improved in 2004 compared with 2003 as the Company’s U.S. refinery resolved certain performance difficulties. These refining operations, which are strategically important to the operations of the Company’s Environmental Technologies and Process Technologies segments, returned to profitability.

Ventures

Please see the section labeled “Key Assumptions” on page 38 for a detailed discussion of the Company’s basis for the discussion below.

The Ventures group, which is not a reportable segment as defined in SFAS 131, “Disclosures about Segment of an Enterprise and Related Information,” develops opportunities that leverage attractive markets, new technologies and the Company’s core competencies in surface and materials science. Through its existing Separation Systems business, this group also serves a broad array of end markets with adsorbents, agents and desiccants which purify liquids and gases. In September 2005, the Company acquired U.S.-based Almatis AC, Inc., a major developer and producer of alumina-based adsorbents and purification catalysts for approximately $65 million. In addition, this group is currently developing market positions that will serve the oil and gas field services, fuel cell and battery materials markets in the future. Current expectations for the oil and gas field services market include opening a plant in the second half of 2006, while fuel cell and battery material remain in development stages. In 2005, this group earned $6.1 million of operating earnings on $76.0 million of revenues.

Hurricane and Natural Gas Impacts

In the current year, the Company experienced a negative economic impact from Hurricanes Katrina and Rita. The Company operates a number of facilities in Georgia, and some facilities in Louisiana, Mississippi and Texas that were affected by these hurricanes. Additionally, many of the Company’s suppliers, customers and logistics network providers were directly impacted by these hurricanes. Direct impacts from these hurricanes, such as customer and supplier force majeure declarations, lost production time and facility damage, are readily quantifiable and were approximately $1 million. Indirect impacts, such as higher natural gas and other energy costs, higher raw material costs as a result of supplier difficulties, higher logistics costs due to fuel and disrupted distribution networks and short-term productivity costs, exist but are not readily quantifiable. Already high natural gas prices further increased because of Gulf Coast hurricanes. Natural gas prices negatively impacted the Company by approximately $20 million in 2005 compared with 2004.

Acquisitions

Counter party	Business arrangement	Transaction date	Business opportunity

Almatis AC, Inc.	Acquired alumina-based adsorbents and catalyst business for $65 million	September 2005	Expand adsorbent and purification portfolio to include aluminas

Nanjing Chemical Industry Corporation	Acquired syngas catalyst business for $20 million	June 2005	Expand syngas growth strategy

Coletica S.A.	Acquired manufacturing, research and development and distribution facilities for $73 million, net of cash acquired	March 2005	Expand personal care actives business to include major European presence

The Collaborative Group, Ltd.	Acquired manufacturing and research and development facilities for $62 million	July 2004	Expand personal care business to include active ingredients

Platinum Sensors, SrL	Acquired manufacturing and distribution facilities for $6.6 million	April 2004	Expand temperature-sensing business globally

Consolidated Gross Profit

Gross profit as a percentage of sales was 15.6% in 2005, compared with 16.2% in 2004 and 17.2% in 2003. The following table represents gross margin percentages of the Materials Services segment and the Company’s technology segments (Environmental, Process and Appearance and Performance Technologies) and the “All Other” category for the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Materials Services	2.9%	2.5%	2.3%
Technology segments and the “All Other” category	26.3%	27.8%	28.7%
Total Company	15.6%	16.2%	17.2%

The overall decrease in 2005 compared to 2004 was primarily due to lower margins in all technology segments (see Management’s Discussion and Analysis sections on Environmental Technologies, Process Technologies, and Appearance and Performance Technologies for further discussion), partially offset by higher margins in the Materials Services segment (see Management’s Discussion and Analysis section on Materials Services for a further discussion on the lack of correlation between sales and earnings in Materials Services). As described earlier, the lower margins on Materials Services sales are driven by the inclusion of the value of precious metals in both sales and cost of sales. The trend of lower margins in the Environmental Technologies segment from 2003 through 2005 is primarily a result of catalyzed soot filter (CSF) substrate costs, which are passed through to customers (see Management’s Discussion and Analysis section on Environmental Technologies). Gross profit as a percentage of sales is expected to improve in 2006, as improved pricing on kaolin-based products sold to the paper market will impact the Appearance and Performance Technologies segment.

Selling, Administrative and Other Expenses

Selling, administrative and other expenses were $419.4 million in 2005 compared with $389.1 million in 2004 and $361.8 million in 2003. The increase in 2005 was primarily due to incremental operating expenses from acquisitions of $18.0 million, higher compensation and employee benefit costs of $10.6 million, increased research and development expense of $8.3 million, increased information technology expenses of $4.1 million, partially offset by decreased rent expense of $3.0 million and decreased legal fees of $3.2 million.

The increase in 2004 was primarily due to increased benefit and pension expenses of $8.7 million, increased research and development expenses of $6.8 million, incremental Sarbanes-Oxley compliance related expenses of approximately $5 million, $3 million in incremental operating expenses from the Collaborative acquisition, increased freight, shipping, and railcar related expenses of $2.9 million, increased legal fees of $2.5 million and the impact of foreign currency translation on selling, administrative and other expenses of approximately $2 million partially offset by higher royalty income of $4.8 million and lower bad debt expense of $3.6 million.

The Company expects selling, administrative and other expenses to increase in 2006 compared to 2005. Key drivers will be the new SFAS No. 123(R), “Share-Based Payment,” requirements regarding stock option expense, information technology expenses, full-year operating expenses from the acquisitions, the inflationary impact on other expenses and expenses associated with the BASF hostile tender offer.

Equity Earnings

Equity in earnings of affiliates was $32.6 million in 2005 compared to $37.6 million in 2004 and $39.4 million in 2003.

The Company recognized earnings from its Asian joint ventures (N.E. Chemcat Corporation and Heesung-Engelhard) of $30.9 million in 2005, $27.8 million in 2004 and $18.2 million in 2003. The Company participates in these joint ventures primarily to serve the Japanese and Korean mobile-source environmental markets. The strong improvements from 2003 through 2005 are primarily due to improved sales to these mobile-source markets. The Company maintains active alliances with these joint ventures to improve its overall position in these markets. During the first quarter of 2005, the Company exchanged a 7.5% interest in its Chinese automotive catalyst operations for approximately 2.6% of N.E. Chemcat Corporation (NECC), a publicly-traded joint venture. This transaction was recorded as an exchange of similar productive assets in accordance with APB 29, “Accounting for Nonmonetary Transactions.” The Company also acquired an additional 0.7% of NECC through a public tender offer. These transactions increase the Company’s ownership percentage in NECC from 38.8% to 42.1%. The Company expects earnings from these operations to remain at current levels, as the Japanese and Korean automotive markets are not anticipated to grow substantially.

The Company currently owns 45% of HDZ, a former subsidiary of Engelhard-CLAL. The Company recognized earnings from this joint venture and related holdings of $0.1 million in 2005, $7.9 million in 2004 and $19.6 million in 2003. Prior years’ earnings resulted primarily from the sale of platinum inventories at favorable prices, realized gains on the sale of an inactive facility, and the strengthening of the Euro versus the U.S. dollar. The Company has substantially liquidated this joint venture and related holdings.

Interest Income and Expense

Interest expense increased to $33.7 million in 2005 compared with $23.7 million in 2004 due to both higher short-term borrowing rates and higher average debt levels, partially offset by the issuance of yen-denominated notes at low interest rates. Interest income increased to $8.2 million in 2005 compared with $5.2 million in 2004. Higher debt levels were driven by acquisitions and working capital requirements.

Income Taxes

The worldwide income tax expense was $59.1 million in 2005 compared with $57.4 million in 2004 and $65.9 million in 2003.

The effective tax rate was 19.3% in 2005, 19.5% in 2004 and 21.6% in 2003.

The Company believes that its effective tax rate on future recurring business operations will be approximately 24%.

The Company’s effective tax rate is dependent upon many factors including (1) the impact of enacted tax laws in jurisdictions in which the Company operates, (2) the amount of earnings by jurisdiction due to varying tax rates by country, (3) the amount of depletion deductions related to the Company's mining activities, (4) the ability to utilize minimum tax credits, foreign tax credits and research and development tax credits , (5) the ability to utilize state tax net operating losses and various state tax credits and (6) the amount of extraterritorial income and domestic production related benefits.

In respect of certain provisions of the American Jobs Creation Act of 2004 (the "Act"), the Company decided not to repatriate certain offshore earnings from its foreign subsidiaries at a reduced tax rate due to its intention to increase its investments outside of the United States.

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

In the third quarter, as a result of the Company filing its 2004 federal income tax return, the Company recorded a tax benefit of approximately $6 million associated with the American Jobs Creation Act in respect of foreign tax credits relating to its minority investments in certain foreign corporations which had previously been subject to a valuation allowance. In addition, due to the expiration of a tax closing agreement covering the tax years 1998-2004 with the state of New Jersey, which the state has not agreed to extend to 2005 and beyond, the Company recorded an additional state income tax expense of approximately $2 million (after federal income tax effect).

In the fourth quarter, the Company recorded a net tax benefit of approximately $5.2 million. Of this amount, $4.1 million relates to the reversal of a FTC valuation allowance based upon earnings and profit analyses and foreign source income analyses for 2005, both of which were completed in the fourth quarter.

Liquidity and Capital Resources

Liquidity

Working capital was $513.8 million at December 31, 2005, compared with $659.8 million at December 31, 2004. The current ratio was 1.3 and 1.7 at December 31, 2005 and December 31, 2004, respectively. This reflects the Company’s utilization of existing cash balances to fund three acquisitions (see Note 5, “Acquisitions”). Also impacting the current ratio are corresponding increases in the Company’s committed metal positions and hedged metal obligations, and an increase in the working capital requirements of the Company’s Environmental Technologies segment. The overall working capital of the Company’s technology segments (Environmental Technologies, Process Technologies and Appearance and Performance Technologies) has not been subject to significant fluctuations from period to period; however, in the current year, Environmental Technologies has experienced a fundamental increase in working capital employed of approximately $100 million. This increase is primarily due to Environmental Technologies' recent market penetration into catalyzed soot filter (CSF) technology for light-duty diesel applications to the mobile-source environmental markets (see Environmental Technologies section for further discussion). This trend is expected to continue, and will negatively impact net cash provided by operating activities through 2006. The working capital of the Materials Services segment may vary due to the timing of metal contracts, but is monitored closely by senior management. In the recent period, committed metal positions and hedged metal obligations have increased due to the effects of higher prices and usage, a shift in the mix of metals and inclusion of significant advances made for the purchase of precious metals that have been received but for which the final price has yet to be determined. While long-term working capital requirements cannot be readily predicted, it is expected that they will grow proportionally with the revenues of the technology segments.

On March 7, 2005, the Company replaced existing committed credit facilities with a new $800 million, five-year committed credit facility. This facility is available for general corporate purposes, including, without limitation, to provide liquidity support for the issuance of commercial paper and acquisition financing. As of December 31, 2005, the Company had $28.0 million of commercial paper outstanding, all of which matured on January 3, 2006.

In May 2005, the Company entered into a five-year committed credit facility for approximately $33 million (270 million Chinese Renminbi) with three major foreign banks. The facility is available for general corporate purposes for various subsidiaries within China. In addition, in March 2006 the Company replaced an existing $12 million credit facility with a new $17 million, five-year committed, dual currency revolving credit facility for its Environmental Technologies business within China.

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

The Company’s total debt increased to $600.1 million at December 31, 2005 from $525.7 million at December 31, 2004 due to acquisitions, higher working capital requirements and a voluntary pension contribution of $50 million. The percentage of total debt to total capitalization was 29% at December 31, 2005 compared with 27% at December 31, 2004.

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

In January of 2006, BASF announced a tender offer for all of the outstanding shares of the Company’s stock, for $37.00 per share. Since then, the Company’s stock has traded above $40.00 per share. As a result, many employees and former employees exercised vested stock options resulting in proceeds of $59.7 million and an increase in the shares outstanding of 2.8 million as of February 21, 2006. As a result of the BASF Offer, the Company was required to fund a trust account for certain previously unfunded retirement programs for current and former senior executives and directors, resulting in a cash payment to this trust of approximately $111 million in January 2006. Should a change in control of the Company occur at a price of $37.00 per share, additional cash payments of approximately $85 million will be due to certain employees.

The Company’s available cash and unused committed credit lines represent a measure of the Company’s short-term liquidity position. The Company’s Materials Services segment provides sufficient cash to fund the Company’s committed metal positions, as discussed in the Capital Resources section. The Company believes that its short-term liquidity position is sufficient to meet the cash requirements of the Company. The Company’s investment grade rating, $450 million shelf registration and access to debt and equity markets are sufficient to meet the long-term liquidity requirements of the Company.

Capital Resources

The Company’s technology segments represent the most significant internal capital resource of the Company. The Company’s technology segments contain businesses that generate significant cash flow. Cash flows from the Materials Services segment tend to fluctuate from period to period due to the timing of metal contracts. The “All Other” category includes the Ventures group, the Strategic Technologies group and other corporate functions, which collectively use cash. The Strategic Technologies group develops technologies to commercial levels to generate future sources of cash.

Net cash provided by operating activities was $258.1 million in 2005 compared with $323.4 million in 2004. The Company voluntarily contributed $50 million to its domestic defined benefit pension plans in response to economic factors in 2005. The Environmental Technologies segment experienced reduced cash flows from operations of approximately $100 million primarily due to an increase in working capital requirements associated with the segment’s diesel catalyzed soot filter business. Other variances in cash flows from operating activities occurred in the Materials Services segment and reflect changes in metal positions used to facilitate requirements of the Company, its metal customers and suppliers (see Note 25 “Supplemental Information,” for Material Services variations). Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, transactions are hedged on a daily basis. Hedging is accomplished primarily through forward, future and option contracts. However, in closely monitored situations for which exposure levels have been set by senior management, the Company, from time to time, holds large unhedged industrial commodity positions that are subject to future market price fluctuations. These positions are included in committed metal positions, along with hedged metal holdings. The bulk of hedged metal obligations represent spot short positions. Other than in closely monitored situations, these positions are hedged through forward purchases. Unless a forward counterparty fails to perform, there is no price risk for these transactions. In addition, the aggregate fair value of derivatives in a loss position is reported in hedged metal obligations (derivatives in a gain position are included in committed metal positions). Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Committed metal positions may include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined. As of December 31, 2005, the fair value of precious metal received but not priced exceeded provisional payments by $138.9 million.

The Company’s joint ventures operate independently of additional Company financing. These joint ventures returned $15.4 million of cash to the Company in 2005. The Company anticipates cash proceeds from its joint ventures to remain at this level in 2006.

The Company also depends upon access to debt and equity markets, as discussed in the liquidity section, as a source of cash.

The Company continues to invest currently to develop future sources of cash through self-investment, alliances, licensing agreements and acquisitions. Notably, during 2005, the Company invested $108.2 million in research and development, $141.6 million in capital projects and $166.0 million in acquisitions and other investments. Capital expenditures for 2006 are expected to approximate $150 million. Acquisitions during 2005 included approximately $73 million, net of cash acquired, for the acquisition of Coletica, S.A. and related holdings (see Note 5 “Acquisitions”). In the second quarter of 2005, the Company acquired the catalyst business of Nanjing Chemical Industry Corporation (NCIC) for approximately $20 million (see Note 5 “Acquisitions”). The Company has paid $14 million of this to date, and expects to pay the remaining $6 million due to the former owners of NCIC in 2006. In the third quarter of 2005, the Company acquired Almatis AC, Inc. for a total purchase price of $65 million (see Note 5 “Acquisitions”). The Company actively pursues investment opportunities that meet risk and return criteria set by senior management. The Company expects to find opportunities in the future and will act upon these opportunities accordingly.

In addition to investment opportunities, the Company will return value to the shareholders through effective capital structure management. This is done through share buy-back programs and dividends. In 2005, the Company purchased approximately 2.1 million outstanding shares of common stock, net of stock options exercised. In May 2005, the Company’s Board of Directors authorized a share repurchase program of 6 million shares. In addition, the Company’s Board of Directors approved an increase in the quarterly dividend from $0.11 per share to $0.12 per share in the first quarter of 2005. The Company expects to find future investment opportunities, and will be able to reduce the future amount of shares purchased when this occurs.

The following table is a representation of the Company’s contractual obligations as of December 31, 2005 (the notes below provide further detail with regard to the Company’s contractual obligations):

PAYMENTS DUE BY PERIOD

CONTRACTUAL OBLIGATIONS	Total	Less than 1 year	2-3 years	4-5 years	More than 5 years
(in millions)
Short-term borrowings	$48.8	$48.8	$—	$—	$—
Accounts payable	562.0	562.0	—	—	—
Other current liabilities	265.4	265.4	—	—	—
Hedged metal obligations	640.8	640.8	—	—	—
Long-term debt, including interest payments (a)	764.4	140.1	33.1	170.5	420.7
Other long-term liabilities reflected on the balance sheet under GAAP (b)	319.1	1.0	45.2	39.1	233.8
Purchase obligations - metal supply contracts (c)	5,355.4	874.8	1,823.4	1,328.6	1,328.6
Pool accounts (d)	455.2	455.2	—	—	—
Operating leases	180.1	24.9	48.7	44.9	61.6
PGM leases (e)	108.3	108.3	—	—	—
Other purchase obligations (f)	100.3	82.4	17.9	—	—
Total contractual obligations	$8,799.8	$3,203.7	$1,968.3	$1,583.1	$2,044.7

(a) Future interest payments calculated using the December 31, 2005 LIBOR rate and foreign exchange rates as of December 31, 2005.

(b) Amounts relate to postretirement/postemployment obligations (see Note 17, “Benefits,” for further detail), with the remainder consisting of executive deferred compensation, SFAS No. 143 asset retirement obligations (see Note 4, “Accounting for Asset Retirement Obligations,” for further detail) and the long-term portion of the environmental reserve (see Note 22, “Environmental Costs,” for further detail). The ‘More than 5 years’ category includes $81.7 million related to the Company’s minimum pension liability (see Note 17, “Benefits”), as well as $58.1 million of other noncurrent liabilities for which the timing of payment is not readily determinable.

(c) These amounts reflect minimum purchase obligations for the purchase of platinum group metals (PGM) assuming the December 31, 2005 prices for the various metals continue into the specified future periods. However, these are not fixed price arrangements; the prices are based on future market prices. As a result, the Company will be able to hedge the purchases with sales at those future prices.

(d) Represents the December 31, 2005 value of precious metals deposited with the Company, principally for the manufacture of catalysts utilizing those metals

(e) Represents the December 31, 2005 value of PGM which the Company has leased from third parties and then onward leased to industrial customers.

(f) Amounts primarily relate to purchase orders for raw material purchases and warehousing- and transportation-related costs.

In the normal course of business, the Company incurs obligations with regard to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit. At December 31, 2005, the aggregate outstanding amount of letters of credit supporting such obligations amounted to $121.4 million, of which $114.7 million will expire in less than one year, $1.0 million will expire in two to three years, $0.2 million will expire in four to five years and $5.5 million will expire after five years.

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

The Company may enter into transactions in which it advances funds after receipt of metal as provisional payment for the metal which is to be finally priced under market-based pricing formulae that will result in a determination of that price. If the final price is less than the provisional price paid, the supplier will be obligated to return the difference to the Company. Therefore, if the market price (and the anticipated final price) falls below the provisional price, the Company is exposed to the potential credit risk associated with the possibility of non-payment by the supplier, although no payment is due until after the final price is determined. As of December 31, 2005, the aggregate market value of metals purchased under a contract for which a provisional price had been paid was in excess of the amounts advanced by a total of $138.9 million. As a result, this amount was recorded in committed metal positions and accounts payable at December 31, 2005, and no credit risk existed.

Commitments and Contingencies

For information about commitments and contingencies, see Note 22, “Environmental Costs” and Note 23, “Litigation and Contingencies.”

Dividends and Capital Stock

Common stock dividends paid were $0.48 per share in 2005, $0.44 per share in 2004 and $0.41 per share in 2003.

Peru Update

See Note 23, “Litigation and Contingencies,” for a discussion of Peru.

Special Charges and Credits

See Note 6, “Special Charges and Credits,” for a discussion of the Company’s special charges and credits.

Other Matters

See Note 1, “Summary of Significant Accounting Policies,” for a discussion of new accounting pronouncements.

Related Party Transactions

See Note 16, “Related Party Transactions,” for a discussion of related party transactions.

Critical Accounting Policies and Estimates

Certain key policies and estimates are explained below to assist in understanding the Company’s consolidated financial statements. More detailed explanations may be found elsewhere in Management’s Discussion and Analysis of Financial Condition and Results of Operations section and in the Notes to Consolidated Financial Statements.

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

Customers of the Environmental and Process Technologies segments who purchase products that improve efficiency and yields are often unable to precisely predict the dates that catalysts will be required. Accordingly, they may request that product that has already been ordered, manufactured and prepared for shipment at the agreed upon date be temporarily held by the Company until that customer’s manufacturing facility is prepared to accept the new charge of catalyst. In cases where the customer requests the Company to hold the goods, agrees to be invoiced and to pay the invoices on normal terms, as well as to accept title to the goods, the Company will recognize the sale prior to shipment. Stringent procedures and controls are in place to ensure that these sales are only recognized in accordance with the applicable revenue recognition guidance.

Mark-to-market

Materials Services procures physical metal from third parties for resale and enters into forward contracts and other relatively straight-forward hedging derivatives that are recorded as either assets or liabilities at their fair value. By acting in its capacity as a distributor and materials service provider to the Company’s technology businesses and their customers and by taking closely monitored unhedged positions as described below, Materials Services takes on the attributes of a dealer in commodities. Both spot metal and derivative instruments used in hedging (i.e., forwards, futures, swaps and options) are stated at fair value. The Company values platinum, palladium, gold and silver based on the daily closing New York Mercantile Exchange settlement prices. There are no so-called “terminal” markets for rhodium. The Company values rhodium based upon prices published in “Metals Week,” an independent trade journal. Values for base metals come from the closing prices of the London Metals Exchange.

In closely monitored situations, for which exposure levels and transaction size limits have been set by senior management, the Company holds unhedged metal positions that are subject to future market fluctuations. Such positions may include varying levels of derivative instruments. At times, these positions can be significant. All unhedged metal transactions are monitored and marked-to-market daily. This metal that has not been hedged is therefore subject to price risk and is disclosed in Note 12, “Committed Metal Positions and Hedged Metal Obligations.”

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

Certain quantities of precious metals are carried at historical cost using the LIFO method. Because most of the metal was acquired some time ago, the market value of this metal, while fluctuating from year to year, has generally been substantially above cost. While this excess of market over cost is useful in evaluating the consolidated balance sheet from a credit perspective, the annual changes are not reflected in the income statement except to the extent that periodic liquidations of LIFO layers produce book profits. LIFO liquidation profits are separately disclosed and not included in the operating earnings of the technology or Materials Services segments but are included in the “All Other” category.

Provision for environmental remediation

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

In addition, as of December 31, 2005, 14 sites have been identified at which the Company believes liability as a potentially responsible party is probable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination and natural resource damages resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund imposes strict, joint and several liability under certain circumstances. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de minimis contributor of hazardous substances at a number of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances, discovery of new information or natural resource damages, the Company has settled a number of other cleanup proceedings. The Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

The accruals for environmental cleanup-related costs reported in the consolidated balance sheets at December 31, 2005 and 2004 were $18.0 million and $19.1 million, respectively, including $0.1 million at December 31, 2005 and 2004 for Superfund sites. These amounts represent those undiscounted costs that the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company’s accrual represents approximately 39% of what it believes are the reasonably possible environmental cleanup-related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

Cash payments for environmental cleanup-related matters were $1.2 million in 2005, $1.3 million in 2004 and $1.8 million in 2003. In 2003, the Company recognized a $2.0 million liability for a facility in France.

For the past three-year period, environmental-related capital projects have averaged less than 10% of the Company’s total capital expenditure programs, and the expense of environmental compliance (e.g., environmental testing, permits, consultants and in-house staff) was not material.

There can be no assurances that environmental laws and regulations will not change or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and current environmental laws and regulations, cash payments for environmental cleanup-related matters are projected to be $2.5 million for 2006, which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. The Company has an Environmental, Health and Safety (EH&S) department that implements and assesses compliance to policies, procedures and controls around the Company’s environmental exposures and possible liabilities. These policies, procedures and controls are intended to assure that the Corporate EH&S department is aware of all issues that may have a potential impact on the Company. While it is not possible to predict with certainty, management believes environmental cleanup-related reserves at December 31, 2005 are reasonable and adequate, and environmental matters are not expected to have a material adverse effect on financial condition. However, if these matters are resolved in a manner different from the estimates, they could have a material adverse effect on the Company’s operating results or cash flows.

Goodwill

As of December 31, 2005, the Company had $400.7 million of goodwill that, based on impairment testing in 2005, is not impaired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company completes an impairment test of goodwill annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of its reporting units below their carrying value. The impairment test requires the Company to estimate the fair values of its reporting units, which is done by using a discounted cash flow model. Significant estimates used in the Company’s discounted cash flow model include future cash flows and long-term rates of growth of its reporting units and a discount rate based on the Company’s weighted-average cost of capital. Assumptions used in determining future cash flows include current and expected market conditions and future sales forecasts.

Approximately 95% of the Company’s goodwill is attributable to reporting units with fair values that exceed the carrying values of the reporting units by a substantial margin. The use of different estimates and assumptions, within the range of predictable possibilities, employed in the discounted cash flow model that measures the fair value of these reporting units, would not be expected to result in an impairment of goodwill. The remaining 5% of the goodwill resides in reporting units with fair values that modestly exceed the carrying values of the reporting units. The use of different estimates and assumptions employed in the discounted cash flow model that measures the fair value of these reporting units could result in an impairment of goodwill. However, the maximum value exposed to changes in estimates and assumptions, based upon the current range of predictable possibilities, is $19.9 million. Included in this amount is $15.9 million of goodwill acquired with the industrial products business within the Environmental Technologies segment and $4.0 million of goodwill related to two acquisitions that provide minerals-based products within the Appearance and Performance Technologies segment.

Certain long-lived assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company reviews its property, plant and equipment for impairment whenever events or circumstances indicate that their carrying amount may not be recoverable. Impairment reviews require a comparison of the estimated future undiscounted cash flows to the carrying value of the asset. If the total of the undiscounted cash flows is less than the carrying value, an impairment charge is recorded for the difference between the estimated fair value and the carrying value of the asset. Significant assumptions used in the Company’s undiscounted cash flow model include future cash flows attributed to the group of assets, the group of assets subject to the impairment and the time period for which the assets will be held and used. Assumptions used in determining future cash flows include current and expected market conditions and future sales forecasts. The use of different estimates or assumptions within the Company’s undiscounted cash flow model could result in undiscounted cash flows lower than the current value of the Company’s assets, thereby requiring the need to compare the carrying values to their fair values. The use of different estimates or assumptions when determining the fair value of the Company’s property, plant and equipment may result in different values for our property, plant and equipment, and any related impairment charges.

Income taxes

As of December 31, 2005, net deferred tax assets are approximately $100.1 million. The Company determines its current and deferred taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The tax effect of the reversal of tax differences is recorded at rates currently enacted for each jurisdiction in which it operates. To the extent that temporary differences will result in future tax benefit, the Company must estimate the timing of their reversal, and whether taxable operating income in future periods will be sufficient to fully recognize any deferred tax assets of the Company. The future impact on income taxes from earnings that may result from using different assumptions and/or estimates cannot be reasonably quantified due to the number of scenarios and variables that are present.

As of December 31, 2005, the Company had approximately $400.0 million of state net operating loss carryforwards that expire at various intervals between 2006 and 2025. The probability of not being able to utilize these net operating loss carryforwards is low under a wide range of scenarios. Due to shortened available carryover periods in certain state jurisdictions, the Company has recorded a valuation allowance of approximately $52 million of the state net operating loss carryforwards.

It is the Company’s policy to establish reserves for taxes that may become payable in future years as a result of tax examinations. The Company establishes reserves for taxes based upon management’s assessment of tax exposures under applicable accounting principles and pronouncements. The tax reserves are analyzed on a quarterly basis and adjustments are recorded as events occur that warrant changes to individual exposure items and to the overall tax reserve balance. As of December 31, 2005, the Company has recorded appropriate reserves for tax exposures it has determined are probable.

The Company is regularly audited by the Internal Revenue Service (IRS) and the various foreign and state tax authorities in the jurisdictions in which the Company does business. The IRS has examined the Company’s tax returns through 2001 and it is currently examining the Company’s tax returns for 2002 and 2003.

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

The Company has determined that its net pension cost is projected to be approximately $41 million in 2006, compared with $33 million in 2005 and $26 million in 2004. Based on a review of the current environment, the Company used a long-term rate of return assumption of 8.9% (domestic) and 7% (foreign) to value its net periodic pension expense in 2005 and expects to maintain these assumptions in 2006. A 1% change in the long-term rate of return assumption would increase or decrease net periodic pension expense by approximately $6 million in 2006. The Company lowered its domestic discount rate for determining net periodic pension expense from 6.25% in 2004 to 6.0% in 2005. Further adjustments are being made in 2006 to lower the domestic rate to 5.5%. This adjustment reflects industry trends and the current interest rate environment. A 25 basis-point increase in the discount rate would decrease pension expense by approximately $3 million in 2006 and decrease the 2005 projected benefit obligation (PBO) by approximately $25 million. A 25 basis-point decrease in the discount rate would increase pension expense by approximately $3 million in 2006 and increase the 2005 PBO by approximately $27 million. The Company used September 30, 2005 as the measurement date for its assets and liabilities. Assets on this date were $640 million. The value of the assets increased to $651 million at December 31, 2005. The Company expects its postretirement/postemployment benefit costs to be $12 million in 2006.

Forward-Looking Statements

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. A summary of key assumptions used to develop these forward looking statements is included below under the caption “Key Assumptions”. These forward-looking statements involve risks and uncertainties, internal and external, that may cause the Company’s actual future activities and results of operations to be materially different from those suggested or described in this document. A discussion of these risk factors is included below under the caption “Risk Factors”. Investors are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of their dates.

Risk Factors

Internal risks and uncertainties that could cause actual results to differ materially and negatively impact the Company include:

•
The Company’s ability to achieve and execute internal business plans. The Company is engaged in growth and productivity initiatives in all technology segments. Specifically, the Company has major growth initiatives in businesses serving the personal care, energy materials, polyethylene, diesel emissions and gas-to-liquids markets. These initiatives represent forays into relatively new markets for the Company, and therefore are subject to greater risk than the Company’s traditional markets. Additionally, failure to commercialize proprietary and other technologies or to acquire businesses or licensing agreements to serve targeted markets would negatively impact the Company.

•
Future divestitures and restructurings. The Company may experience changes in market conditions that cause the Company to consider divesting or restructuring operations, which could impact future earnings.

•
The success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved. The Company’s future cash flows depend upon the creation, acquisition and commercialization of new technologies to replace obsolete technologies.

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

•
Litigation and legal claims. The Company is currently engaged in various legal disputes, including litigation related to the BASF Offer. Unfavorable resolution of these disputes would negatively impact the Company. Still unidentified future legal claims could also negatively impact the Company.

•	Contingencies related to actual or alleged environmental contamination to which the Company may be a party (see Note 22, “Environmental Costs”).

•
Uncertainty regarding the outcome of the BASF Offer may affect the Company’s stock price and future business. The uncertainty as to the outcome of the BASF Offer may have an adverse effect on employee retention and recruitment, and may negatively impact supplier and customer relationships.

•	Exposure to product liability lawsuits. As a manufacturer, the Company is subject to end-user product liability litigation associated with the Company’s products.

External risks, uncertainties and changes in market conditions that could cause actual results to differ materially and negatively impact the Company include:

•
Competitive pricing or product development activities affecting demand for our products. The Company operates in a number of markets where overcapacity, low-priced foreign competitors, and other factors create a situation where competitors compete for business by reducing their prices, notably the kaolin to paper market, some effect pigments markets, the colorant market, certain chemical process markets and certain components of the mobile-source environmental markets.

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

•
Changes in the solvency and liquidity of our customers. Although the Company believes it has adequate credit policies, the creditworthiness of customers could change. Certain customers of the Company, who supply parts to the North American automobile producers, have recently experienced financial difficulties, including bankruptcy. Bankruptcy of other customers remains a threat. These customers represent a substantial portion of the Environmental Technologies segment’s business. The Company actively establishes and monitors credit limits to all customers.

•
Fluctuations in the supply and prices of precious and base metals and fluctuations in the relationships between forward prices to spot prices. The Company depends upon a reliable source of precious metals, used in the manufacture of its products, for itself and its customers. These precious metals are sourced from a limited number of suppliers. A decrease in the availability of these precious metals could impact the profitability of the Company. In closely monitored situations, for which exposure levels and transaction size limits have been set by senior management, the Company holds unhedged metal positions that are subject to future market fluctuations. Such positions may include varying levels of derivative instruments. At times, these positions can be significant. Significant changes in market prices could negatively impact the Company.

•
A decrease in the availability or an increase in the cost of energy, notably natural gas. The Company consumes more than 11 million MMBTUs of natural gas annually. Compared with other sources of energy, natural gas is subject to volatility in availability and price, due to transportation, processing and storage requirements. Recent hurricanes impacting the Gulf Coast have driven up natural gas prices and have limited availability. A prolonged continuation of these higher prices, absent the ability to recover these costs via price increases or energy surcharges, will negatively impact the Company. Changes could include customer and product rationalization, plant closures and asset impairments, particularly in certain minerals operations serving the paper market.

•	The availability and price of rare earth compounds. The Company uses certain rare earth compounds, produced in limited locations worldwide.

•
The availability of substrates. In the Environmental Technologies segment, the Company purchases large quantities of catalyst substrates from a limited number of suppliers. These substrates are specifically designed and manufactured to requirements established by the Company’s customers. An inability to obtain substrates in sufficient volumes to meet customer demand would negatively impact the Company.

•
The availability and price of other raw materials. The Company’s products contain a broad array of raw materials for which increases in price or decreases in availability could negatively impact the Company.

•
The impact of increased employee benefit costs and/or the resultant impact on employee relations and human resources. The Company employs approximately 7,100 employees worldwide and is subject to recent adverse trends in benefit costs, notably pension and medical benefits.

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

•
Government legislation and/or regulation particularly on environmental and taxation matters. The Company maintains manufacturing facilities and, as a result, is subject to environmental laws and regulations. The Company will be impacted by changes in these laws and regulations. The Company operates in tax jurisdictions throughout the world, and, as a result, is subject to changes in tax laws, notably in the United States, the United Kingdom, Germany, the Netherlands, Italy, Switzerland, France, Spain, South Africa, Brazil, Mexico, China, Korea, Japan, India and Thailand.

•
A slowdown in the expected rate of environmental regulations. The Company’s Environmental Technologies segment’s customers, and to a lesser extent, the Process Technologies segment’s customers, are generally driven by increasingly stringent environmental regulations. A slowdown or repeal of regulations could negatively impact the Company.

•	The impact of natural disasters. Natural disasters causing damage to the Company and our customers and suppliers would negatively impact the Company.

Key Assumptions

The Company does not as a matter of course make detailed public projections as to future performance or earnings. After BASF commenced its $37 per share tender offer, the Board of Directors, on January 20, 2006, unanimously determined that the BASF Offer was inadequate and not in the best interest of the Company’s stockholders (other than BASF and its affiliates). This determination was in part based on the Board’s belief that the offer did not fully reflect the value of the Company’s businesses, particularly its future growth prospects. As a result, the Company decided to publicly release information regarding its annual management operation plans that was developed in August 2005, prior to the BASF Offer. The key assumptions used in developing these plans, arranged by businesses within the Company’s segments, are set forth below.

The Company's internal financial forecasts are prepared solely for internal use and capital budgeting and other management decisions and are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments. The projections were not prepared with a view to public disclosure or compliance with the published guidelines of the SEC or the guidelines established by the American Institute of Certified Public Accountants regarding projections or forecasts. The Company's independent accountants have not examined, compiled or otherwise applied procedures to the projections and, accordingly, do not express an opinion or any other form of assurance with respect to the projections.

The projections also reflect numerous assumptions made by management of the Company with respect to industry performance, general business, economic, market and financial conditions and other matters, all of which are difficult to predict and many of which are beyond the Company's control. Accordingly, there can be no assurance that the assumptions made in preparing the projections will prove accurate. It is expected that there will be differences between actual and projected results, and actual results may be materially greater or less than those contained in the projections. The inclusion of the projections herein should not be regarded as an indication that the Company or its affiliates or representatives considered or considers the projections herein should be relied upon as such.

Neither the Company nor any of its affiliates or representatives have made or makes any representations to any person regarding the ultimate performance of the Company compared to the information contained in the projections.

Environmental Technologies

Light Duty Vehicles
•	Light duty vehicle builds will grow globally at 2% over the plan period, from 62 million vehicles in 2005 to 68 million by 2010, driven primarily by increasing living standards in emerging markets.
•
N. America with strictest regulation and largest engines averages almost three catalysts per vehicle. Europe, with increasing penetration rates of catalyzed soot filters (CSF) will increase to slightly over two catalysts per vehicle. Tightening regulatory standards in developing countries will bring the average in these regions up to one catalyst per vehicle.

•	Increasingly strict regulatory standards and fluctuating precious metal pricing will require more advanced technology with related value pricing.
•
Net effect of the above is that the global market for light duty emission control catalysts will grow at a 5% CAGR, from $1.5 billion in 2005 to $1.9 billion by 2010. Of the $1.9 billion in 2010, $1.4 billion relates to gasoline with the remaining $0.5 billion relating to light-duty diesel, primarily in Europe.

•	Gasoline:
o	Global segment will grow from 103 million catalysts in 2005 to 115 million by 2010, a 2.2% CAGR, with an average catalyst manufacturing charge of $12/catalyst.
o	N. America and Europe will show minimal growth with Japan and Korea flat. Most of the growth will come from emerging markets, led by China.
o
Stricter regulations will be adopted in the emerging markets over the plan period. China and India will begin Euro 3 this year and Euro 4 by 2008-10. Brazil will adopt a US Tier 2 program in 2009. Russia will begin to implement Euro 2 this year and Euro 3 by 2008.

•	Light-duty Diesel:
o
Europe, which accounts for 75% of the market, will grow from 9.4 million vehicles in 2005 to almost 12 million by 2010, a 5% CAGR. A large percentage of the remaining 25% is produced in Japan and Korea for export into Europe.

o	The biggest driver for this growth is the diesel penetration rate growing from 46% this year to 50% by 2010.
o	The catalyst market for light-duty diesels in Europe is currently forecasted to be almost $400 million by the end of 2010. The largest growth opportunity is the accelerated adoption rate of CSF’s.
o
Euro 4, which began phasing in during 2004 (2005 new platforms) has not been filter (CSF) forcing. However, several European countries became aware that ambient air quality standards were being exceeded in urban areas, primarily due to particulate matter. Driving restrictions on unfiltered vehicles were discussed as a possible solution which prompted OEMs to “voluntarily” install filters.

o
Awareness of particulate matter has forced the EU to accelerate the adoption of Euro 5 for light-duty diesel (now projected for 2009). Euro 5 reduces particulate emissions by 80% vs. Euro 4 and will be filter forcing for a majority of diesel vehicles.

o	Grow EC’s market share in Europe from 24% to 35% by 2008.

Heavy-Duty Diesel
•	Heavy-duty diesel engine demand will increase only 1% per year, from 1.6 million engines in 2005 to 1.7 million engines in 2010 in the U.S., Europe and Japan.
•	However, tightening regulations will increase the catalyst market from 1.4 million units in 2005 to 5 million units in 2010.
•	Revenues (ex-PGM/ex-substrate) are projected to grow from $100 million in 2005 to $330 million in 2010.
•	For On-Road, US 2007 & 2010, Euro 4 & 5 and Japan 2005 & 2009 are “On Track” for implementation.
•	Successful fleet testing of US07 emission systems in 2006.
•	Non-vanadium SCR will be required in US, Europe and Japan.
•	European tax incentive programs will drive early adoption of CSF’s.
•	New off-road regulations begin in 2008 and are not included in revenues or earnings estimates.

Stationary Source
•
The Food Service market will grow from $3 million in 2005 to $10 million in 2010 driven by pending charbroiler regulations (2007). Addresses fine particulate control and health and safety benefits for ventless ovens.

•	Successful development of differentiated mercury sorbent technology for coal-fired power plants assumed for 2008-2010.

Temperature Sensing
•	Market will grow from $225 million in 2005 to $300 million in 2010, a CAGR of 6%.
•	EC will improve on its 8% market share through three growth strategies:
•	Accelerate optical thermometry commercialization by penetrating new markets.
•	Continue Asia geographic expansion.
•	Add wafer thermocouple technology to complete EC temperature measurement portfolio.

Process Technologies

Chemicals
•	Gas economy catalyst market forecast to approximate $350 million in 2006 with a CAGR of 15%.
•	Additional Gas economy catalyst growth from:
o	Planned expansion from current “gas-to-liquids” (GTL) customer.
o	Leveraging Fischer-Tropsch catalyst technology to other major GTL players.

o	Leverage our syngas position from Nanjing acquisition.
•
Successful entry into unserved petrochemical markets, including ethane-based styrene, ethane-based acetic acid, propane-based acrylic acid and propane-based propylene oxide, based on current commercial agreements.

•	Growth rates for catalyst markets for oleochemicals, petrochemicals and fine chemicals range from 2% to 10% over the plan period.

Petroleum Refining
•	FCC additives growth approximating 22% over the plan period.
•	Underlying market growth of 10% over the plan period.
•
Additional growth from the expansion into environmental and gasoline conversion additive technologies to meet increasing global demands of propylene and petrochemical feedstocks and regulatory compliance.

•	Entry into new refining market areas by leveraging EC technology through prospective licensing agreements, including hydrocracking, deep catalytic cracking and reforming.
•	FCC market growth only projected at 2% over the plan period with additional income from productivity gains.
•	Natural gas price used was $7.25 per MMBTU. Adverse variances are expected to be substantially covered by surcharges and other pricing actions.

Polyolefins
•	Polypropylene growth approximating 26% over the plan period.
•
Assumed growth of 7% over the plan period in proprietary catalyst representing underlying market growth of 5-6% and remaining growth through differentiation and acceleration of our technology development into the packaging and film markets.

•	Growth in volume from new licenses.
•	Continuation of entry into polyethylene market.

Appearance and Performance Technologies

Personal Care Materials
•
7% growth per year in delivery systems for personal care through 2009. In the case of commodity vitamins (30% of market) where we don’t participate, the rate is 5%. For more specialized actives, such as unique extracts from plants, the growth rate is closer to 10%.

•	Additional revenues/earnings from expanding the product offerings globally from the acquisitions made in the U.S. and France in 2004 and 2005.

Additional earnings from optimizing synergies in technology, manufacturing and sales as we continue to integrate the two acquisitions.

Effects
•	Market for effects pigments in cosmetics and personal care will grow at 7% per year. The market growth rate for industrial applications will be 4-5%. Growth in the automotive market will be lower.
•
Expanding our innovation track into new programs beyond mica and borosilicate glass, bismuth and film by focusing research and development on technology platforms and away from line extensions will add $15 million to revenues by 2010.

•	Cost reductions will add $10 million to earnings by 2010.
•	Faster innovation and an applications lab in China will work to counter Chinese competition, and cost management.

Kaolin
•	Recover $10 million in revenue and $4 million in earnings from customer strikes in Finland and Canada.
•	$24 million in revenue in 2010 from Décor Growth Program (decorative laminate paper market with substitution for TiO2).
•	Crop protectants (Surround) will add $28 million of revenues and $10 millions of earnings by 2010.
•	Cost reduction initiatives will add $12 million in earnings by 2010.
•	Natural gas price used was $7.25 per MMBTU. Adverse variances are expected to be substantially covered by surcharges and other pricing actions.

Ventures
•	Alumina business acquired in 2005 accounts for $12 million of 2010 operating earnings with modest growth rates.
•	Proppants accounts for $9 million of 2010 operating earnings and depends mostly on continued demand from the energy sector.
•	Aseptrol/water treatment are slated to generate $7 million of operating earnings by 2010 related to health requirements.
•	Nothing included in revenues and earnings for ceramic proppants and battery materials programs.

Corporate
•	Share buy-back programs, enabled by operating cash flows, will offset the dilutive impact of employee benefit plans. Diluted shares outstanding for Operating Plan period are 122 million.
•	The average effective tax rate for the Operating Plan period is 23%, with the 2010 period at 24%.
•
Equity earnings from the Company’s equity method joint ventures, which primarily serve the Japanese and Korean automotive catalyst markets, have conservatively been held constant throughout the plan period, despite a 25% CAGR over the past three years.

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

Interest rate risk

The Company uses a sensitivity analysis to assess the market risk of its debt-related financial instruments and derivatives. Market risk is defined here as the potential change in the fair value of debt resulting from an adverse movement in interest rates. The fair value of the Company’s total debt was $564.2 million and $520.8 million at December 31, 2005 and 2004, respectively, based on prevailing interest rates at those dates. A 100 basis-point increase in interest rates could result in a reduction in the fair value of total debt of $8.1 million at December 31, 2005, compared with $13.6 million at December 31, 2004.

The Company also uses interest rate derivatives that are designated as fair value hedges to help achieve its fixed and floating rate debt objectives. The Company currently has three interest rate swap agreements with a total notional value of $150 million maturing in May 2013. These agreements effectively change fixed rate debt obligations into floating rate debt obligations. The total notional values and maturity dates of these agreements are equal to the face values and the maturity dates of the related debt instruments. For these fair value hedges, there was no gain or loss recognized from hedged firm commitments no longer qualifying as fair value hedges for the years ending December 31, 2005, 2004 and 2003.

In December 2005, the Company entered into an interest rate derivative contract, referred to as a Forward Rate Agreement (FRA) contract. This derivative economically hedged the Company’s interest rate exposure for the May 15, 2006 Euribor rate reset under two US dollar to Euro cross-currency interest rate derivative swap agreements.

In September 2005, the Company terminated two interest rate swap agreements, with a total notional value of $100 million maturing in August 2006, that were designated as fair value hedges. The accumulated gain of $0.4 million resulting from the termination of these two interest rate swap agreements will be amortized to earnings over the remaining term of the underlying debt instrument.

In June 2005, the Company terminated two interest rate swap agreements, with a total notional value of $120 million maturing in June 2028, that were designated as fair value hedges. The termination of these two interest rate swap agreements resulted in an accumulated gain of $20.1 million that will be amortized to earnings over the remaining term of the underlying debt instrument.

In January 2005, the Company entered into two additional FRA contracts, which economically hedged the Company’s interest rate exposure for the May 16, 2005 and the June 1, 2005 LIBOR rate reset under two pre-existing interest rate swap agreements. The FRA contracts were terminated in March 2005 due to favorable market conditions and the gain was reflected in earnings.

In January 2005, the Company entered into a derivative agreement with a total notional value of $74.7 million maturing in January 2012. This agreement effectively changes a rental obligation that varies directly with short-term commercial paper rates to a fixed payment obligation. The total notional value and other terms of this agreement are equal to the rental payments and other terms of an operating lease for machinery and equipment used in the Process Technologies segment that was renewed in January 2005. This derivative is designated as a cash flow hedge, and as such, it is marked-to-market with the gain/loss reflected in other comprehensive income. As of December 31, 2005, the Company reported an after tax gain of $1.2 million in accumulated other comprehensive income. There was no gain or loss reclassified from accumulated comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transactions not occurring or hedge ineffectiveness.

In June 2004, the Company entered into two additional FRA contracts, which economically hedged the Company’s interest rate exposure for the December 1, 2004 LIBOR rate reset under a pre-existing interest rate swap agreement. This FRA is marked-to-market with the gain/loss being reflected in earnings.

In March 2004, the Company entered into a FRA contract, which hedged the Company’s interest rate exposure for the May 15, 2004 LIBOR rate reset under a pre-existing interest rate swap agreement. In June 2004, the Company entered into two additional FRA contracts, which economically hedged the Company’s interest rate exposure for the December 1, 2004 LIBOR rate reset under a pre-existing interest rate swap agreement. These FRAs have been marked-to-market with the gain/loss being reflected in earnings.

Approximately 33% and 76% of the Company’s borrowings had variable interest rates as of December 31, 2005 and 2004, net of related interest rate swaps, respectively.

Foreign currency exchange rate risk

The Company uses a variety of strategies, including foreign currency derivative contracts, to minimize or eliminate foreign currency exchange rate risk associated with its foreign currency transactions, including metal-related transactions denominated in other than U.S. dollars.

The Company uses a sensitivity analysis to assess the market risk associated with its foreign currency derivative contracts. Market risk is defined here as the potential change in fair value resulting from an adverse movement in foreign currency exchange rates. A 10% adverse movement in foreign currency rates could result in a net loss of $19.2 million at December 31, 2005, compared with $19.5 million at December 31, 2004, on the Company’s foreign currency derivative contracts. However, since the Company limits the use of foreign currency derivative contracts to the hedging of contractual and anticipated foreign currency payables and receivables, this loss in fair value for those contracts generally would be offset by a gain in the value of the underlying payable or receivable.

A 10% adverse movement in foreign currency rates could result in an unrealized loss of $42.9 million at December 31, 2005, compared with $59.1 million at December 31, 2004, on the Company’s net investment in foreign subsidiaries and affiliates. However, since the Company views these investments as long term, the Company would not expect such a gain or loss to be realized in the near term.

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

The Company performed a “value-at-risk” analysis on all of its metal-related commodity assets and liabilities. The “value-at-risk” calculation is a statistical model that uses historical price and volatility data to predict market risk on a one-day interval with a 95% confidence level. While the “value-at-risk” models are relatively sophisticated, the quantitative information generated is limited by the historical information used in the calculation. For example, the volatility in the platinum and palladium markets in 2001 and 2000 was much greater than historical norms. Therefore, the Company uses this model only as a supplement to other risk management tools and not as a substitute for the experience and judgment of senior management and dealers who have extensive knowledge of the markets and adjust positions and revise strategies as the markets change. Based on the “value-at-risk” analysis in the context of a 95% confidence level, the maximum potential one-day loss in fair value was approximately $4.8 million at December 31, 2005, compared with $2.3 million as of December 31, 2004. The actual one-day changes in fair value of the Company’s metal-related commodity assets and liabilities never exceeded the average of the “value-at-risk” amounts as of the yearly open and close for each of the Company’s 2005 and 2004 fiscal years.

The Company is also exposed to commodity price risk on the unhedged portion of its natural gas purchases related to its purchase of natural gas that is used in the manufacture of its products. As of December 31, 2005, the Company has hedged approximately 30% of its expected natural gas purchases for 2006. At December 31, 2005, a uniform one-dollar increase in the price of natural gas would result in a decrease in operating earnings of approximately $8.2 million for the year ending December 31, 2006 based upon the Company’s unhedged portion of its expected natural gas purchases for 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENGELHARD CORPORATION
CONSOLIDATED STATEMENTS OF EARNINGS

Year ended December 31 (in thousands, except per-share amounts)	2005	2004	2003
Net sales	$4,597,016	$4,136,109	$3,687,821
Cost of sales	3,879,014	3,465,509	3,051,778
Gross profit	718,002	670,600	636,043
Selling, administrative and other expenses	419,397	389,095	361,765
Special charge (credit), net	—	5,304	(11,978)
Operating earnings	298,605	276,201	286,256
Equity in earnings of affiliates	32,564	37,582	39,368
Loss on investment	(239)	(663)	—
Interest income	8,205	5,205	4,035
Interest expense	(33,709)	(23,704)	(24,330)
Earnings before income taxes	305,426	294,621	305,329
Income tax expense	59,078	57,405	65,934
Net earnings from continuing operations before cumulative effect of a change in accounting principle	246,348	237,216	239,395
Cumulative effect of a change in accounting principle, net of tax of $1,390	—	—	(2,269)
Net earnings from continuing operations	246,348	237,216	237,126
Loss from discontinued operations, net of tax	(8,106)	(1,688)	(2,903)
Net Earnings	$238,242	$235,528	$234,223
Earnings per share - basic:
Earnings from continuing operations before cumulative effect of a change in accounting principle	$2.05	$1.93	$1.91
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.02)
Earnings from continuing operations	2.05	1.93	1.89
Loss from discontinued operations, net of tax	(0.07)	(0.01)	(0.02)
Earnings per share - basic	$1.98	$1.91	$1.87
Earnings per share - diluted:
Earnings from continuing operations before cumulative effect of a change in accounting principle	$2.02	$1.89	$1.88
Cumulative effect of a change in accounting principle, net of tax	—	—	(0.02)
Earnings from continuing operations	2.02	1.89	1.86
Loss from discontinued operations, net of tax	(0.07)	(0.01)	(0.02)
Earnings per share - diluted	$1.95	$1.88	$1.84
Average number of shares outstanding - basic	120,291	123,155	125,359
Average number of shares outstanding - diluted	122,215	125,350	127,267

See accompanying Notes to Consolidated Financial Statements.

ENGELHARD CORPORATION
CONSOLIDATED BALANCE SHEETS

December 31 (in thousands)	2005	2004

Assets
Cash and cash equivalents	$41,619	$126,229
Receivables, net of allowances of $14,466 and $12,411, respectively	526,962	406,962
Committed metal positions	904,953	457,498
Inventories	532,638	458,020
Other current assets	145,392	140,740
Total current assets	2,151,564	1,589,449
Investments	204,495	179,160
Property, plant and equipment, net	936,193	902,751
Goodwill	400,719	330,798
Other intangible assets, net and other noncurrent assets	186,007	176,434
Total assets	$3,878,978	$3,178,592
Liabilities and shareholders’ equity
Short-term borrowings	$48,784	$11,952
Current maturities of long-term debt	120,852	73
Accounts payable	561,955	375,343
Hedged metal obligations	640,812	292,880
Other current liabilities	265,359	249,419
Total current liabilities	1,637,762	929,667
Long-term debt	430,500	513,680
Other noncurrent liabilities	321,554	320,933
Total liabilities	2,389,816	1,764,280
Shareholders’ equity
Preferred stock, no par value, 5,000 shares authorized but unissued	—	—
Common stock, $1 par value, 350,000 shares authorized and 147,295 shares issued	147,295	147,295
Additional paid-in capital	39,782	34,334
Retained earnings	1,980,893	1,800,531
Treasury stock, at cost, 27,172 and 25,393 shares, respectively	(634,116)	(572,815)
Accumulated other comprehensive (loss) income	(44,692)	4,967
Total shareholders’ equity	1,489,162	1,414,312
Total liabilities and shareholders’ equity	$3,878,978	$3,178,592

See accompanying Notes to Consolidated Financial Statements.

ENGELHARD CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (in thousands)	2005	2004	2003

Cash flows from operating activities
Net earnings	$238,242	$235,528	$234,223
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	126,933	124,951	124,315
Amortization of intangible assets	5,463	3,736	3,357
Loss on investment	239	663	—
Equity results, net of dividends	(17,167)	(16,038)	(14,805)
Net change in assets and liabilities:
Materials Services related	6,152	(31,566)	107,590
All other	(101,768)	6,107	(48,696)
Net cash provided by operating activities	258,094	323,381	405,984

Cash flows from investing activities
Capital expenditures	(141,616)	(123,168)	(113,557)
Proceeds from sale of investments	—	1,988	6,651
Acquisitions and other investments, net of cash acquired	(165,970)	(68,640)	(1,000)
Net cash used in investing activities	(307,586)	(189,820)	(107,906)

Cash flows from financing activities
Proceeds from short-term borrowings	31,163	—	—
Repayment of short-term borrowings	—	(56,250)	(284,283)
Repayment of long-term debt	(73)	(73)	(184)
Proceeds from issuance of long-term debt	48,945	108,669	150,224
Purchase of treasury stock	(92,156)	(113,027)	(119,568)
Cash from exercise of stock options	23,395	24,420	32,880
Dividends paid	(57,880)	(54,281)	(51,576)
Net cash used in financing activities	(46,606)	(90,542)	(272,507)

Effect of exchange rate changes on cash	11,488	(4,679)	14,072
Net (decrease)increase in cash	(84,610)	38,340	39,643
Cash and cash equivalents at beginning of year	126,229	87,889	48,246
Cash and cash equivalents at end of year	$41,619	$126,229	$87,889

See accompanying Notes to Consolidated Financial Statements.

ENGELHARD CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except per-share amounts)	Common stock	Additional paid-in capital	Retained earnings	Treasury stock	Comprehensive income(loss)	Accumulated other comprehensive income(loss)	Total shareholders’ equity

Balance at December 31, 2002	$147,295	$20,876	$1,436,637	$(412,451)		$(115,190)	$1,077,167
Comprehensive income(loss):
Net earnings			234,223		$234,223		234,223
Other comprehensive income(loss):
Cash flow derivative adjustment, net of tax					(123)
Foreign currency translation adjustment					77,787
Minimum pension liability adjustment, net of tax					21,120
Investment adjustment, net of tax					527
Other comprehensive income					99,311	99,311	99,311
Comprehensive income					$333,534
Dividends ($0.41 per share)			(51,576)				(51,576)
Treasury stock acquired				(119,568)			(119,568)
Stock bonus and option plan transactions		5,880		39,962			45,842
Balance at December 31, 2003	147,295	26,756	1,619,284	(492,057)		(15,879)	1,285,399
Comprehensive income(loss):
Net earnings			235,528		$235,528		235,528
Other comprehensive income(loss):
Cash flow derivative adjustment, net of tax					(1,569)
Foreign currency translation adjustment					38,748
Minimum pension liability adjustment, net of tax					(16,008)
Investment adjustment, net of tax					(325)
Other comprehensive income					20,846	20,846	20,846
Comprehensive income					$256,374
Dividends ($0.44 per share)			(54,281)				(54,281)
Treasury stock acquired				(113,027)			(113,027)
Stock bonus and option plan transactions		7,578		32,269			39,847
Balance at December 31, 2004	147,295	34,334	1,800,531	(572,815)		4,967	1,414,312
Comprehensive income(loss):
Net earnings			238,242		$238,242		238,242
Other comprehensive income(loss):
Cash flow derivative adjustment, net of tax					11,001
Foreign currency translation adjustment					(49,927)
Minimum pension liability adjustment, net of tax					(10,733)
Other comprehensive loss					(49,659)	(49,659)	(49,659)
Comprehensive income					$188,583
Dividends ($.48 per share)			(57,880)				(57,880)
Treasury stock acquired				(92,156)			(92,156)
Stock bonus and option plan transactions		5,448		30,855			36,303
Balance at December 31, 2005	$147,295	$39,782	$1,980,893	$(634,116)		$(44,692)	$1,489,162

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Engelhard Corporation and its majority-owned subsidiaries (collectively referred to as Engelhard or the Company). All significant intercompany transactions and balances have been eliminated in consolidation. Certain prior year balances have been reclassified to conform to current year presentation, including the impact of the discontinued operations of the Company’s Carteret, NJ facility (See Note 7 “Discontinued Operations”).

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

Intangible Assets

Identifiable intangible assets, such as patents and trademarks, are amortized using the straight-line method over their estimated useful lives, which range from 3 to 15 years. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other intangible assets that have indefinite useful lives are not amortized, but are tested for impairment at least annually.

The Company continually evaluates the reasonableness of the carrying value of its intangible assets. For its identifiable intangible assets, an impairment would be recognized if the expected future undiscounted cash flows are less than their carrying amounts. For goodwill and other intangible assets that have indefinite useful lives, an impairment would be recognized if the carrying amount of a respective reporting unit exceeded the fair value of that reporting unit.

Committed Metal Positions and Hedged Metal Obligations

Committed metal positions reflect the fair value of the long spot metal positions (other than LIFO inventory) held by the Company plus the fair value of contracts that are in a gain position undertaken to economically hedge price exposures. Because most of the spot metal has been hedged through forward/future sales or other derivative arrangements (e.g., swaps), it is referred to as being “committed,” although the physical metal can be used by the Company until such time as the sales are settled. The portion of this metal that has not been hedged and, therefore, is subject to price risk is discussed below and disclosed in Note 12, “Committed Metal Positions and Hedged Metal Obligations.”

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

In closely monitored situations, for which exposure levels and transaction size limits have been set by senior management, the Company holds unhedged metal positions that are subject to future market fluctuations. Such positions may include varying levels of derivative instruments. At times, these positions can be significant. All unhedged metal transactions are monitored and marked-to-market daily. The metal that has not been hedged and is therefore subject to price risk is disclosed in Note 12, “Committed Metal Positions and Hedged Metal Obligations.”

Environmental Costs

In the ordinary course of business, like most other industrial companies, the Company is subject to extensive and changing federal, state, local and foreign environmental laws and regulations and has made provisions for the estimated financial impact of environmental cleanup-related costs. The Company’s policy is to accrue for environmental cleanup-related costs of a noncapital nature when those costs are believed to be probable and can be reasonably estimated. Environmental cleanup costs are deemed probable when litigation has commenced or a claim or an assessment has been asserted, or, based on available information, commencement of litigation or assertion of a claim or an assessment is probable, and, based on available information, it is probable that the outcome of such litigation, claim or assessment will be unfavorable. The quantification of environmental exposures requires an assessment of many factors, including changing laws and regulations, advancements in environmental technologies, the quality of information available related to specific sites, the assessment stage of each site investigation, preliminary findings and the length of time involved in remediation or settlement. For certain matters, the Company expects to share costs with other parties. The Company does not include anticipated recoveries from insurance carriers or other third parties in its accruals for environmental liabilities. The Company has an Environmental, Health and Safety (EH&S) department that implements and assesses compliance with policies, procedures and controls around the Company’s environmental exposures and possible liabilities. These policies, procedures and controls are intended to assure that the Corporate EH&S department is aware of all EH&S issues that may have a potential impact on the Company.

Revenue Recognition

Except for bill-and-hold situations discussed below, revenues are not recognized on sales of product unless the goods are shipped and title has passed to the customer. Sales of product include sales of catalysts, pigments, performance additives, sorbents and precious metal sold to industrial customers. Revenues for refining services are recognized on the contractually agreed settlement date. In limited situations, revenue is recognized on a bill-and-hold basis as title passes to the customer before shipment of goods. These bill-and-hold sales meet the criteria of Staff Accounting Bulletin No. 104, “Revenue Recognition,” for revenue recognition. Sales recognized on a bill-and-hold basis were approximately $13.8 million as of December 31, 2005, $15.3 million as of December 31, 2004 and $19.4 million as of December 31, 2003. With regard to the balance classified as bill-and-hold sales, the Company has collected $11.8 million of the outstanding balance as of February 23, 2006.

The Company accrues for warranty costs, sales returns and other allowances, based on experience and other relevant factors, when sales are recognized.

Costs incurred by the Company for shipping and handling fees are reported as cost of sales.

Sales and Cost of Sales

Some of the Company’s businesses use precious metals in their manufacturing processes. Precious metals are included in sales and cost of sales if the metal has been sold to the customer by the Company. Often, customers supply the precious metals for the manufactured product. In those cases, precious-metals values are not included in sales or cost of sales. The mix of such arrangements, the extent of market-price fluctuations and the general price level of platinum group and other metals can significantly affect the reported level of sales and cost of sales. Consequently, there is no direct correlation between year-to-year changes in reported sales and operating earnings.

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

Income Taxes

Income taxes are based on income(loss) for financial reporting purposes and reflect a current tax liability (asset) for the estimated taxes payable (recoverable) in the current year tax return and changes in deferred taxes. Deferred tax assets or liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax laws and rates. A valuation allowance is provided on deferred tax assets if it is determined that it is more likely than not that the asset will not be realized.

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

Stock Option Plans

The Company adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” in 1995 and adopted SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of Financial Accounting Standards Board (FASB) Statement No. 123,” in December 2002. The Company has applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” with pro forma disclosure of net income and earnings per share as if the fair-value-based method prescribed by SFAS No. 123 had been applied. In general, no compensation cost related to the Company’s stock option plans is recognized in the Company’s “Consolidated Statements of Earnings” as options are issued at market price on the date of grant. See “New Accounting Pronouncements” below for information relating to SFAS No. 123(R), “Share-Based Payment,” which was issued by the FASB in December 2004 and adopted by the Company on January 1, 2006.

Had compensation cost for the Company’s stock option plans been determined based on the fair value at grant date consistent with the provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” the Company’s net earnings and earnings per share would have been as follows:

PRO FORMA INFORMATION
(in millions, except per-share data)

	2005	2004	2003
Net earnings — as reported	$238.2	$235.5	$234.2
Deduct: Total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(6.8)	(7.4)	(5.8)
Net earnings — pro forma	$231.4	$228.1	$228.4

Earnings per share:
Basic earnings per share — as reported	$1.98	$1.91	$1.87
Basic earnings per share — pro forma	1.92	1.85	1.82
Diluted earnings per share — as reported	1.95	1.88	1.84
Diluted earnings per share — pro forma	1.89	1.82	1.79

Research and Development Costs

Research and development costs are charged to expense as incurred and were $108.2 million in 2005, $99.9 million in 2004 and $93.1 million in 2003. These costs are included within selling, administrative and other expenses in the Company’s “Consolidated Statements of Earnings.”

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for voluntary changes in accounting principle unless it is impracticable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after June 1, 2005. This did not impact the Company in 2005.

At the March 17, 2005 EITF (Emerging Issues Task Force) meeting, the Task Force reached a consensus on Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” In the mining industry, companies may be required to remove overburden and other mine waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as stripping costs. During the development of a mine (before production begins), it is generally accepted in practice that stripping costs are capitalized as part of the depreciable cost of building, developing, and constructing the mine. Those capitalized costs are typically amortized over the productive life of the mine using the units of production method. A mining company may continue to remove overburden and waste materials, and therefore incur stripping costs, during the production phase of the mine. The EITF has reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Board ratified this consensus at its March 30, 2005 meeting. The guidance in this consensus will be effective for financial statements issued for fiscal years beginning after December 15, 2005. The Company adopted EITF No. 04-06 on January 1, 2006 and is in the process of implementing it. The Company expects to record a charge to equity of approximately $29 million in the first quarter of 2006 as a result of the adoption of EITF No. 04-06. The Company does not expect this standard to have an effect on the Company’s future cash flows.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires compensation costs relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements based on their fair values. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statements. The Company adopted this statement on January 1, 2006. Prior to adoption, the Company measured compensation costs related to share-based payments under APB No. 25, as allowed by SFAS No. 123, and provided disclosure in the notes to financial statements as required by SFAS No. 123. SFAS No. 123(R) provides for two transition alternatives: Modified-Prospective transition and Modified-Retrospective transition. The Company will be using the Modified-Prospective transition method. Under this method, compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. The future impact on the Company's "Consolidated Statements of Earnings" is expected to approximate the "Pro Forma Information" provided on page 51. The Statement also requires the Company to include the benefits of tax deductions in excess of recognized compensation expense to be reported as financing activity in the Company's "Consolidated Statements of Cash Flows." The future impact on the Company's "Consolidated Statements of Cash Flows" cannot be accurately predicted.

2.	DERIVATIVE INSTRUMENTS AND HEDGING

The Company reports all derivative instruments on the balance sheet at their fair value. Foreign exchange contracts, commodity contracts and interest rate derivatives are recorded within the “Other current assets” and “Other current liabilities” lines on the Company’s “Consolidated Balance Sheets.” Changes in the fair value of derivatives designated as cash flow hedges are initially recorded in accumulated other comprehensive income and are reclassified to earnings in the period the hedged item is reflected in earnings. Changes in the fair value of derivatives that are not designated as either cash flow hedges or net investment hedges are reported immediately in earnings. Cash flows resulting from derivatives accounted for as cash flow or fair value hedges are classified in the same category as the cash flows from the underlying transactions.

In order to maintain an effective control environment and to achieve operating economies, certain economic hedge transactions are not designated as hedges for accounting purposes. In those cases, which primarily relate to precious and base metals, the Company will continue to mark-to-market both the hedge instrument and the related position constituting the risk hedged, recognizing the net effect in current earnings.

The Company documents all relationships between derivative instruments designated as hedging instruments and the hedged items at inception of the hedges, as well as its risk-management strategies for the hedges. For the years ended December 31, 2005, 2004 and 2003, there was no gain or loss recognized in earnings resulting from hedge ineffectiveness.

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

For the years ended December 31, 2005, 2004 and 2003, the Company reported after-tax gains of $1.4 million and losses of $1.5 million and $1.7 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as foreign exchange cash flow hedges. It is expected that cumulative gains of $1.4 million as of December 31, 2005 will be reclassified into earnings within the next 12 months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transactions not occurring. As of December 31, 2005, the maximum length of time over which the Company has hedged its exposure to movements in foreign exchange rates for forecasted transactions is 12 months.

A second group of foreign currency derivative contracts entered into to hedge the exposure to foreign currency fluctuations associated with certain monetary assets and liabilities is not designated as hedging instruments for accounting purposes. Changes in the fair value of these items are recorded in earnings offsetting the foreign exchange gains and losses arising from the effect of changes in exchange rates used to measure related monetary assets and liabilities.

Commodity Contracts

The Company enters into contracts that are designated as cash flow hedges to protect a portion of its exposure to movements in certain commodity prices. These contracts primarily relate to derivatives designated as natural gas and other commodity cash flow hedges. The ultimate maturities of the contracts are timed to coincide with the expected usage of these commodities.

For the year ended December 31, 2005, the Company reported an after-tax gain of $6.8 million in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as cash flow commodity hedges. The Company reported after-tax losses of $0.3 million and gains of $1.6 million in accumulated other comprehensive income for the years ended December 31, 2004 and 2003, respectively. It is expected that the cumulative gain of $6.5 million as of December 31, 2005 will be reclassified into earnings within the next 12 months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow commodity hedges due to the probability of the original forecasted transactions not occurring. As of December 31, 2005, the maximum length of time over which the Company has hedged its exposure to movements in commodity prices for forecasted transactions is 13 months.

The use of derivative metal instruments is discussed in Note 1, “Summary of Significant Accounting Policies,” under Committed Metal Positions and Hedged Metal Obligations. To the extent that the maturities of these instruments are mismatched, the Company may be exposed to market risk. This exposure is mitigated through the use of Eurodollar futures that are marked-to-market daily along with the underlying commodity instruments (see Note 12, “Committed Metal Positions and Hedged Metal Obligations”).

Interest Rate Derivatives

The Company uses interest rate derivatives that are designated as fair value hedges to help achieve its fixed and floating rate debt objectives. The Company currently has three interest rate swap agreements with a total notional value of $150 million maturing in May 2013. These agreements effectively change fixed rate debt obligations into floating rate debt obligations. The total notional values and maturity dates of these agreements are equal to the face values and the maturity dates of the related debt instruments. For these fair value hedges, there was no gain or loss recognized from hedged firm commitments no longer qualifying as fair value hedges for the years ending December 31, 2005, 2004 and 2003.

In December 2005, the Company entered into an interest rate derivative contract, referred to as a Forward Rate Agreement (FRA) contract. This derivative economically hedged the Company’s interest rate exposure for the

May 15, 2006 Euribor rate reset under two US dollar to euro cross-currency interest rate derivative swap agreements.

In September 2005, the Company terminated two interest rate swap agreements, with a total notional value of $100 million maturing in August 2006, that were designated as fair value hedges. The accumulated gain of $0.4 million resulting from the termination of these two interest rate swap agreements will be amortized to earnings over the remaining term of the underlying debt instrument.

In June 2005, the Company terminated two interest rate swap agreements, with a total notional value of $120 million maturing in June 2028, that were designated as fair value hedges. The termination of these two interest rate swap agreements resulted in an accumulated gain of $20.1 million that will be amortized to earnings over the remaining term of the underlying debt instrument.

In January 2005, the Company entered into two additional FRA contracts, which economically hedged the Company’s interest rate exposure for the May 16, 2005 and the June 1, 2005 LIBOR rate reset under two pre-existing interest rate swap agreements. The FRA contracts were terminated in March 2005 due to favorable market conditions and the gain was reflected in earnings.

In January 2005, the Company entered into a derivative agreement with a total notional value of $74.7 million maturing in January 2012. This agreement effectively changes a rental obligation that varies directly with short-term commercial paper rates to a fixed payment obligation. The total notional value and other terms of this agreement are equal to the rental payments and other terms of an operating lease for machinery and equipment used in the Process Technologies segment that was renewed in January 2005. This derivative is designated as a cash flow hedge, and as such, it is marked-to-market with the gain/loss reflected in other comprehensive income. As of December 31, 2005, the Company reported an after tax gain of $1.2 million in accumulated other comprehensive income. There was no gain or loss recorded to earnings as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transactions not occurring or hedge ineffectiveness.

In June 2004, the Company entered into two additional FRA contracts, which economically hedged the Company’s interest rate exposure for the December 1, 2004 LIBOR rate reset under a pre-existing interest rate swap agreement. This FRA is marked-to-market with the gain/loss being reflected in earnings.

In March 2004, the Company entered into a FRA contract, which hedged the Company’s interest rate exposure for the May 15, 2004 LIBOR rate reset under a pre-existing interest rate swap agreement.

Net Investment Hedges

The Company issued three tranches (the first tranche in April 2004, the second tranche in August 2004 and the third tranche in August 2005) of 5.5 billion Japanese yen notes (approximately $50 million for each tranche) with a blended coupon rate of 1.0% and maturity dates of April 2009. These notes are designated as an effective net investment hedge of a portion of the Company’s yen-denominated investments. As such, any foreign currency gains and losses resulting from these notes are accounted for as a component of accumulated other comprehensive income. As of December 31, 2004, a loss of $7.1 million represented the balance within accumulated other comprehensive income relating to the mark-to-market of these notes. In 2005, the Company recorded an after-tax gain of $12.8 million in comprehensive income, resulting in an after-tax gain balance of $5.7 million at December 31, 2005 relating to the mark-to-market of these notes.

In October 2005, the Company entered into two US dollar to Euro cross-currency interest rate derivative contracts with a total notional value of 124 million Euro (approximately $150 million). This transaction effectively swaps the Company’s US dollar floating rate exposure for a Euro floating rate exposure. The notional Euro liability of this cross-currency swap is designated as a net investment hedge of a portion of the Company’s Euro-denominated investments, and as such it is marked-to-market with the gain/loss reflected in accumulated other comprehensive income. As of December 31, 2005, the Company reported an after-tax gain of $2.0 million in accumulated other comprehensive income.

3.	GOODWILL AND OTHER INTANGIBLE ASSETS

Identifiable intangible assets, such as patents and trademarks, are amortized using the straight-line method over their estimated useful lives, which range from 3 to 15 years. Goodwill and other intangible assets that have indefinite useful lives are not amortized, but are tested for impairment based on the specific guidance of SFAS No. 142, “Goodwill and Other Intangible Assets.”

The following information relates to acquired amortizable intangible assets (in millions):

	As of December 31, 2005		As of December 31, 2004
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Acquired amortizable intangible assets
Usage right	$19.4	$6.8	$22.2	$6.3
Supply agreements	18.1	7.3	19.0	6.3
Technology licenses	11.5	4.8	9.1	3.5
Other	23.6	4.0	3.7	2.3
Total	$72.6	$22.9	$54.0	$18.4

Yearly 2005 amortization expense was in excess of the change in the accumulated amortization of intangible assets balance as of December 31, 2005 due to the negative impact of foreign exchange rate changes. The increase in the gross carrying amount balance as of December 31, 2005 represents approximately $24 million of additional intangibles primarily related to acquisitions, offset by a $4.8 million negative impact of foreign exchange rates. Intangible assets related to acquisitions include customer relationships and technology licenses. Intangible assets with indefinite useful lives, and thus not subject to amortization, are $2.1 million and $1.9 million at December 31, 2005 and 2004, respectively. Total accumulated amortization for goodwill amounted to $66.5 million and $65.5 million at December 31, 2005 and 2004, respectively. As of December 31, 2005, the estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Estimated Annual Amortization Expense:
2006	$5.6
2007	5.6
2008	5.6
2009	5.4
2010	5.0

The following table represents the changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 (in millions):

	Environmental Technologies	Process Technologies	Appearance & Performance Technologies	All Other	Total
Balance as of January 1, 2004	$13.7	$107.5	$153.4	$0.5	$275.1
Goodwill additions (a)	6.0	—	47.4	—	53.4
Foreign currency translation adjustment	0.7	0.6	1.7	—	3.0
Other	—	—	(0.7)	—	(0.7)
Balance as of December 31, 2004	$20.4	$108.1	$201.8	$0.5	$330.8
Goodwill additions (b)	—	1.5	51.8	29.7	83.0
Purchase accounting adjustments (c)	—	—	(4.5)	—	(4.5)
Foreign currency translation adjustment	(1.7)	—	(5.6)	—	(7.3)
Goodwill impairment (d)	(1.3)	—	—	—	(1.3)
Balance as of December 31, 2005	$17.4	$109.6	$243.5	$30.2	$400.7

(a)
Goodwill additions amount includes $6.0 million related to the Company’s acquisition of Platinum Sensors, SrL during the second quarter of 2004 and $47.4 million related to the Company’s acquisition of The Collaborative Group, Ltd., including its wholly owned subsidiary Collaborative Laboratories, Inc., during the third quarter of 2004. These amounts represent the excess of the purchase price paid over the fair market value of the net assets acquired.

(b)
Goodwill additions amount includes $51.8 million related to the Company’s acquisition of Coletica, S.A. during the first quarter of 2005, $29.7 million related to the acquisition of Almatis AC, Inc. during the third quarter and $1.5 million related to the acquisition of the catalyst business of Nanjing Chemical Industry Corporation (NCIC) during the second quarter of 2005. These amounts represent the excess of the purchase price paid over the fair market value of the net assets acquired. The Company is engaged in the process of assessing the fair value of these assets and liabilities, and thus the allocation of the purchase price is subject to revision.

(c)
Purchase accounting adjustments include $4.5 million related to a revision of the allocation of the purchase price of the Collaborative Group, Ltd., including its wholly owned subsidiary Collaborative Laboratories, Inc. All adjustments were made in accordance with SFAS No. 141, “Business Combinations.”

(d)
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

The following table represents the change in the Company’s asset retirement obligation liability for the years ended December 31, 2005 and 2004 (in millions):

	2005	2004
Asset retirement obligation at beginning of year	$10.8	$10.5
Liability recognized during the twelve-month period ended December 31	0.5	1.2
Accretion expense	0.6	0.6
Payments	(1.9)	(1.5)
Asset retirement obligation at end of year	$10.0	$10.8

5.	ACQUISITIONS

In September 2005, the Company acquired U.S.-based Almatis AC, Inc., formerly the adsorbents and catalyst business of Almatis Holdings 1.25 BV, for approximately $65 million. Almatis AC, Inc. is a major developer and producer of alumina-based adsorbents and purification catalysts for the natural gas, petrochemical, compressed air and hydrogen peroxide markets. The acquisition strengthens the Company’s leadership position in moisture control and purification for a variety of industries around the world. It expands the Company’s technology portfolio to include high-purity alumina products, catalyst supports and alumina-based adsorbents and desiccants. The Company also acquired new production capabilities, including two manufacturing facilities in Port Allen, LA and Vidalia, LA. The results of operations of this acquisition, integrated into the Ventures group of the “All Other” category, are included in the accompanying financial statements from the date of acquisition. A portion of the purchase price has been allocated to assets acquired based on their fair values, while the remaining balance was recorded as goodwill. The Company is completing its review and determination of these fair values, and thus the allocation of the purchase price is subject to revision. Pro forma information is not provided as the impact of the acquisition does not have a material effect on the Company’s results of operations, cash flow, or financial position.

In June 2005, the Company acquired the syngas catalyst business of Nanjing Chemical Industry Corporation (NCIC), a wholly owned subsidiary of SINOPEC, one of China’s largest integrated energy and chemical companies, for approximately $20 million. As of December 31, 2005, the Company has paid approximately 70% of the purchase price with the remaining 30% recorded in accounts payable and expected to be paid within the next 12 months. The Company acquired NCIC’s syngas business operations, catalyst technology and Nanjing-based manufacturing assets. The acquisition supports the Company’s growth strategy and broadens the competencies in surface and material sciences as it expands the Company’s portfolio of served markets and applications. The results of operations of this acquisition, integrated into the Process Technologies segment, are included in the accompanying consolidated financial statements from the date of acquisition. A portion of the purchase price has been allocated to assets acquired based on their fair values, while the remaining balance was recorded as goodwill. The Company is completing its review and determination of these fair values, and thus the allocation of the purchase price is subject to revision. Pro forma information is not provided as the impact of the acquisition does not have a material effect on the Company’s results of operations, cash flow, or financial position.

In March 2005, the Company acquired a majority stake in Coletica, S.A., a French company that develops performance-based, skin-care compounds and related technologies for the cosmetic and personal care industry. The Company purchased 77.87% of Coletica’s outstanding shares for approximately €50 million ($65 million). In the second quarter of 2005, the Company made a tender offer and acquired the remaining publicly held shares. The total purchase price of shares amounted to €65.5 million ($86 million), which included cash acquired of approximately $13 million, for 100% ownership. This acquisition further strengthens the Company’s position as a leading global supplier of materials technology to the cosmetic and personal care industries. Coletica has two facilities in Lyon, France and sales offices in Paris, New York and Tokyo. A portion of the purchase price has been allocated to assets acquired based on their fair values, while the remaining balance was recorded as goodwill. The results of operations of this acquisition, integrated into the Appearance and Performance Technologies segment, are included in the accompanying consolidated financial statements from the date of acquisition. The Company is completing its review and determination of these fair values, and thus the allocation of the purchase price is subject to revision. Pro forma information is not provided as the impact of the acquisition does not have a material effect on the Company’s results of operations, cash flows or financial position.

During the first quarter of 2005, the Company exchanged a 7.5% interest in its Chinese automotive catalyst operations for approximately 2.6% of N.E. Chemcat Corporation (NECC), a publicly-traded joint venture. This transaction was recorded as an exchange of similar productive assets in accordance with APB 29, “Accounting for Nonmonetary Transactions.” The Company also acquired an additional 0.7% of NECC through a public tender offer. These transactions increase the Company’s ownership percentage in NECC from 38.8% to 42.1%.

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
In April 2004, the Company acquired Platinum Sensors, SrL, a worldwide developer and manufacturer of temperature-sensing technologies for approximately $7 million. This acquisition strengthens the Company’s leading position in temperature sensing by expanding the Company’s technology-development capabilities and geographic reach. Platinum Sensors is based in Rome, Italy, and also has facilities in Singapore. The results of operations of this acquisition, integrated into the Environmental Technologies segment, are included in the accompanying consolidated financial statements from the date of acquisition. A portion of the purchase price has been allocated to assets acquired based on their fair values, while the remaining balance was recorded as goodwill. Pro forma information is not provided as the impact of the acquisition does not have a material effect on the Company’s results of operations, cash flows or financial position.

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

In the Appearance and Performance Technologies segment, the charge of $6.6 million relates to management’s consolidation of certain manufacturing operations to improve efficiency at its Middle Georgia operations, which manufacture kaolin-based products. These actions are consistent with the Company’s ongoing efforts to simplify processing and manage product mix to maximize profitability and growth opportunities. These actions resulted in the recording of a $1.3 million employee severance charge and an impairment charge of $5.3 million for idled equipment. The employee severance charges related to the actual reduction of 25 salaried employees. The actions undertaken by the Company in relation to this charge have been completed.

In the Environmental Technologies segment, the credit of $0.2 million relates to the reversal of the remaining liability associated with the 2003 charge resulting from the closure of the segment’s Coleford, United Kingdom plant, discussed below. The actions associated with this charge have been completed.

In the “All Other” category, the credit of $1.1 million relates to the reversal of a portion of the remaining liability associated with the 2000 charge resulting from the Company’s decision to exit from its desiccant-based, climate control systems business. Of this credit amount, $0.7 million relates to warranty reserve reversals due to expiration of warranties (see Note 8, “Guarantees and Warranties”).

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

The following table sets forth the components of the Company’s reserves for restructuring costs, excluding reserves for the Company’s Carteret, NJ facility that has been discontinued (see Note 7 “Discontinued Operations”):

RESTRUCTURING RESERVES
(in millions)

	Separations		Other
	Pre-2004	2004	Pre-2004	2004	Total
Balance at December 31, 2002	$0.5	$—	$4.3	$—	$4.8
Cash spending	(5.2)	—	(4.5)	—	(9.7)
Provision	5.3	—	3.3	—	8.6
Reserve reversals	(0.3)	—	(0.3)	—	(0.6)
Reserve reclasses	—	—	(0.8)	—	(0.8)
Balance at December 31, 2003	0.3	—	2.0	—	2.3
Cash spending	(0.2)	(0.1)	(0.6)	—	(0.9)
Provision	—	1.3	—	—	1.3
Reserve reversals	(0.1)	—	(0.4)	—	(0.5)
Reserve reclasses	—	—	(0.3)	—	(0.3)
Balance at December 31, 2004	—	1.2	0.7	—	1.9
Cash spending	—	(1.1)	(0.7)	—	(1.8)
Provision	—	—	—	—	—
Balance at December 31, 2005	$—	$0.1	$—	$—	$0.1

7.	DISCONTINUED OPERATIONS

In the second quarter of 2005, the Company committed to a plan to discontinue manufacturing operations at its Carteret, New Jersey facility, which manufactured specialty precious metal products. Operations at the Carteret, New Jersey facility ceased in the third quarter. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the results of this manufacturing operation as Discontinued Operations in the accompanying Consolidated Statements of Earnings. As of December 31, 2005, the Company recorded charges related to the discontinuance of operations at its Carteret facility of $11.2 million. These charges consist of $4.8 million related to severance and other employee expenses, $3.3 million related to the impairment of assets, $1.3 million related to the impairment of goodwill and $1.8 million related to work-in-process inventory not expected to be completed or sold. As of December 31, 2005, the Company made payments of approximately $3.8 million, resulting in a reserve provision balance of $1 million.

Net sales from discontinued operations and operating losses from discontinued operations were as follows (in millions):

	2005	2004	2003
Net sales	$21.1	$30.3	$26.7
Closure costs	(11.2)	—	—
Other operating loss	(1.9)	(2.7)	(4.7)
Total operating loss	(13.1)	(2.7)	(4.7)
After-tax loss from discontinued operations	(8.1)	(1.7)	(2.9)

The assets and liabilities related to the Carteret manufacturing operation have been aggregated and included within “Other current assets,” “Other intangible and noncurrent assets” and “Other current liabilities” in the accompanying “Consolidated Balance Sheets.” An analysis of these assets and liabilities follows (in millions):

	2005	2004
Receivables, net	$0.1	$3.4
Inventories	—	1.7
Other current assets	—	0.2
Current assets from discontinued operations	$0.1	$5.3
Property, plant and equipment, net	—	8.3
Noncurrent assets from discontinued operations	—	$8.3
Assets from discontinued operations	$0.1	$13.6

Accounts payable	—	$0.5
Accrued expenses	1.0	0.5
Liabilities from discontinued operations	$1.0	$1.0

8.	GUARANTEES AND WARRANTIES

In the normal course of business, the Company incurs obligations with regard to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit. At December 31, 2005, the aggregate outstanding amount of letters of credit supporting such obligations amounted to $121.4 million, of which $114.7 million will expire in less than one year, $1.0 million will expire in two to three years, $0.2 million will expire in four to five years and $5.5 million will expire after five years. In the opinion of management, such obligations will not significantly affect the Company's financial position or results of operations as the Company anticipates fulfilling its performance obligations.

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

The changes in the Company’s product warranty reserves for the years ended December 31, 2005, 2004 and 2003 are as follows (in millions):

	2005	2004	2003
Balance at beginning of year	$8.7	$10.0	$11.1
Payments	(2.2)	(4.5)	(4.0)
Provision	0.4	5.4	2.3
Reclass of reserve (a)	—	—	0.8
Reversal of reserve (b)	(2.7)	(2.2)	(0.2)
Balance at end of year	$4.2	$8.7	$10.0

(a)
In 2003, as a result of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees,” the Company reclassed $0.8 million from its restructuring reserves to its product warranty reserves related to the Company’s residual, desiccant-based, climate control systems business that was exited in 2000.

(b)
In 2005, the Company reversed $2.7 million of warranty accruals ($1.5 million due to favorable experience related to the Environmental Technologies segment and $1.2 million due to expiration of warranties). In 2004, the Company reversed a $2.2 million warranty accrual due to favorable experience ($1.5 million related to the Environmental Technologies segment and $0.7 million due to the expiration of warranties related to the Company’s residual, desiccant-based, climate control systems business, which was provided for in the 2000 special charge provision). In 2003, the Company reversed $0.2 million warranty accrual due to the expiration of a warranty.

9.	INVENTORIES

Inventories at December 31, 2005 and 2004 consist of the following:

INVENTORIES
(in millions)

	2005	2004
Raw materials	$174.4	$137.2
Work in process	54.6	49.3
Finished goods	287.7	253.8
Precious metals	15.9	17.7
Total inventories	$532.6	$458.0

The majority of the Company’s physical metal is carried in the committed metal positions line on the balance sheet at fair value with the remainder carried in the inventory line at historical cost. The inventory portion of precious metals is stated at LIFO cost. The market value of the precious metals recorded at LIFO exceeded cost by $125.7 million and $70.8 million at December 31, 2005 and 2004, respectively. Net earnings include after-tax gains of $1.5 million in 2005, $1.5 million in 2004 and $3.1 million in 2003 from the sale of precious metals accounted for under the LIFO method.

In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms. Metals held for the accounts of customers and suppliers are not reflected in the Company’s financial statements.

10.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2005 and 2004 consist of the following (in millions):
	2005	2004
Land	$46.9	$36.4
Buildings and building improvements	311.2	280.2
Machinery and equipment	1,824.4	1,749.5
Construction in progress	87.0	59.6
Mineral deposits and mine development costs	87.5	87.7
	2,357.0	2,213.4
Accumulated depreciation and depletion	1,420.8	1,310.6
Property, plant and equipment, net	$936.2	$902.8

Mineral deposits and mine development costs consist of industrial mineral reserves including kaolin, attapulgite and mica. The Company does not own any mining reserves or conduct any mining operations with respect to platinum, palladium or other metals. The Company capitalized interest of $3.0 million in 2005, $2.4 million in 2004 and $3.0 million in 2003.

11.	INVESTMENTS

The Company has investments in affiliates that are accounted for under the equity method. These investments are N.E. Chemcat Corporation (NECC), Heesung-Engelhard, H. Drijfhout & Zoon’s Edelmetaalbedrijen (HDZ) and Prodrive-Engelhard. NECC is a 42.1%-owned, publicly traded Japanese corporation and a leading producer of automotive and chemical catalysts, electronic chemicals and other precious-metals-based products in Japan. Heesung-Engelhard, a 49%-owned joint venture in South Korea, manufactures and markets catalyst products for automobiles. HDZ is a 45%-owned former subsidiary of Engelhard-CLAL, which manufactured and marketed certain products containing precious metals. As of December 31, 2005, the Engelhard-CLAL joint venture was substantially liquidated. Prodrive-Engelhard, a 50%-owned joint venture in the United States, specializes in the design, development and testing of vehicle emission systems.

During the first quarter of 2005, the Company exchanged a 7.5% interest in its Chinese automotive catalyst operations for approximately 2.6% of NECC. This transaction was recorded as an exchange of similar productive assets in accordance with APB29, “Accounting for Nonmonetary Transactions.” The Company also acquired an additional 0.7% of NECC through a public tender offer. These transactions increased the Company’s ownership percentage in NECC from 38.8% to 42.1%.

The unaudited financial information below represents an aggregation of the Company’s nonsubsidiary affiliates, excluding HDZ, on a 100% basis, unless otherwise noted:

FINANCIAL INFORMATION
(unaudited) (in millions)

	2005	2004	2003
Earnings data:
Revenue	$759.3	$638.1	$483.3
Gross profit	176.9	157.4	138.1
Income from continuing operations	68.1	65.8	43.4
Net earnings	68.1	65.8	43.4
Engelhard’s equity in net earnings	32.5	29.7	19.8
Balance sheet data:
Current assets	$420.1	$434.8	$345.1
Noncurrent assets	227.0	206.8	198.3
Current liabilities	159.5	166.8	125.6
Noncurrent liabilities	36.6	55.3	51.5
Net assets	451.0	419.5	366.3
Engelhard’s equity investment	196.0	177.0	152.5

The Company’s share of undistributed earnings of affiliated companies included in consolidated retained earnings was $109.0 million, $91.8 million and $75.8 million in 2005, 2004 and 2003, respectively. Dividends from affiliated companies, excluding proceeds from HDZ, were $15.3 million in 2005, $13.7 million in 2004 and $5.0 million in 2003.

In 2005 and 2004 the Company recorded a loss of $0.2 million ($0.1 million after tax) and $0.7 million ($0.4 million after tax), respectively, related to Plug Power, a non-equity investment in fuel-cell developer Plug Power, Inc. This loss represents the mark-to-market adjustment of this investment, classified as trading, to its fair value, based on quoted market prices, in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”

12.	COMMITTED METAL POSITIONS AND HEDGED METAL OBLIGATIONS

(in millions)	December 31, 2005	December 31, 2004
Committed metal positions were comprised of the following:
Metals in a net spot long position economically hedged with derivatives (primarily forward sales)	$572.2	$324.1
Fair value of hedging derivatives in a “gain” position	8.8	14.2
Unhedged metal positions, net (see analysis below)	72.1	19.3
Fair value of metals received with prices to be determined, net of hedged spot sales	251.9	99.9
Total committed metal positions	$905.0	$457.5

Both spot metal positions and derivative instruments are stated at fair value. Fair value is based on relevant published market prices. The following table sets forth the Company’s unhedged metal positions included in the “Committed metal positions” line on the Company’s “Consolidated Balance Sheets”:

Metal Positions Information (in millions):

	December 31, 2005		December 31, 2004
	Net position	Value	Net position	Value
Platinum group metals	Long	$66.3	Long	$19.4
Gold	Long	3.8	Flat	—
Silver	Short	(1.8)	Short	(0.9)
Base metals	Long	3.8	Long	0.8
Unhedged metal positions, net		$72.1		$19.3

Committed metal positions include significant advances made for the purchase of precious metals delivered to the Company, but for which final purchase price has not yet been determined. As of December 31, 2005 and 2004, the aggregate market value of the metals purchased under a contract for which a provisional price had been paid was in excess of the amounts advanced by a total of $138.9 million and $49.9 million, respectively, and is included in accounts payable.

(in millions)	December 31, 2005	December 31, 2004
Hedged metal obligations were comprised of the following:
Metals in a net spot short position economically hedged with derivatives (primarily forward purchases) - represents a payable for the return of spot metal to counterparties	$611.5	$265.1
Fair value of hedging derivatives in a “loss” position	29.3	27.8
Total hedged metal obligations	$640.8	$292.9

At December 31, 2005 and December 31, 2004, hedged metal obligations relating to 1,272,994 and 603,330 troy ounces of gold, respectively, were outstanding. These quantities were sold short on a spot basis generating cash approximating $619 million and $266 million, respectively. These spot sales were hedged with forward purchases for the same number of ounces at an average price of $486.22 at December 31, 2005 and $441.23 at December 31, 2004. Unless a forward counterparty failed to perform, there was no risk of loss in the event prices rose. All counterparties for such transactions are investment grade.

Derivative metal and foreign currency instruments are used to hedge metal positions and obligations. As of December 31, 2005, 98% of these instruments have settlement terms of less than one year, with the remaining instruments expected to settle within 54 months. The notional value of these derivative metal and foreign currency instruments is presented below:

Metal Hedging Instruments (in millions):

	December 31, 2005		December 31, 2004
	Buy	Sell	Buy	Sell
Metal forwards/futures	$1,022.6	$791.4	$625.2	$662.6
Eurodollar futures	89.2	95.9	11.2	136.6
Swaps	37.5	18.8	31.2	9.8
Options	10.0	7.5	3.9	—
Foreign exchange forwards/futures - Japanese yen	—	70.2	—	130.8
Foreign exchange forwards/futures - Euro	—	39.0	—	23.4
Foreign exchange forwards/futures - Other	4.5	—	5.5	—

13.	FINANCIAL INSTRUMENTS

The Company’s nonderivative financial instruments consist primarily of cash in banks, temporary investments, accounts receivable and debt. The fair value of financial instruments in working capital approximates book value. The fair value of long-term debt and current maturities of long-term debt was $564.2 million as of December 31, 2005 and $520.8 million as of December 31, 2004 based on prevailing interest rates at those dates, compared with a book value of $551.3 million as of December 31, 2005 and $513.8 million as of December 31, 2004.

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

Foreign Currency Instruments

Aggregate foreign exchange transaction gains and losses were not significant for any year presented. The following table sets forth, in U.S. dollars, the Company’s open foreign exchange contracts used for hedging other than metal-related transactions and  net investment hedges as of the respective year-ends (see Note 12, “Committed Metal Positions and Hedged Metal Obligations” and Note 2, “Derivative Instruments and Hedging,” for further detail):

FOREIGN EXCHANGE CONTRACTS INFORMATION
(in millions)

	December 31, 2005		December 31, 2004
	Buy	Sell	Buy	Sell
Japanese yen	$9.4	$7.3	$2.5	$9.0
Euro	77.9	106.4	24.5	40.1
Thai baht	—	7.7	—	—
South African rand	—	3.9	—	17.0
Brazilian real	—	2.2	—	0.7
British pound	0.3	41.8	—	0.5
Indian rupee	—	4.4	—	0.6
Singapore dollar	—	—	0.2	—
Total open foreign exchange contracts	$87.6	$173.7	$27.2	$67.9

None of these contracts exceed a year in duration. These contracts were marked-to-market at December 31, 2005 and 2004.

14.	SHORT-TERM BORROWINGS AND LONG-TERM DEBT

At December 31, 2005, the Company had a five-year revolving credit agreement in the amount of $800 million, expiring in March 2010. In connection with the credit facility, the Company has agreed to certain covenants, including maintaining a debt-to-EBITDA ratio of less than 3:1 (as defined in the credit agreement). At December 31, 2005, the Company was fully compliant with all of its debt covenants.

In May 2005, the Company entered into a new five-year committed revolving credit facility with three major foreign banks for RMB 270 million (approximately $33 million). The facility is available for general corporate purposes for various subsidiaries within China.

In 2003, the Company entered into a seven-year committed revolving credit facility with two major foreign banks for $12 million relating to a plant expansion in China. This credit facility expires in October 2010. Facility fees are paid to both banks for this credit line. As of December 31, 2005 and 2004, the Company borrowed $11.3 million under this credit facility.

At December 31, 2005 and 2004, short-term bank borrowings were $20.8 million and $12.0 million, respectively. At December 31, 2005, commercial paper borrowings were $28.0 million. The Company did not hold any commercial paper borrowings at December 31, 2004. Weighted-average interest rates were 3.5%, 7.6% and 12.4% during 2005, 2004 and 2003, respectively. Long-term debt due within one year was $120.9 million at December 31, 2005 and $0.1 million at December 31, 2004.

Unused, uncommitted lines of credit available were $320.5 million and $355.5 million at December 31, 2005, and 2004, respectively. The Company’s lines of credit with its banks are available in accordance with normal terms for prime commercial borrowers and are not subject to commitment fees or other restrictions.

The Company issued three tranches (the first tranche in April 2004, the second tranche in August 2004 and the third tranche in August 2005) of 5.5 billion Japanese yen notes (approximately $50 million for each tranche) with a blended coupon rate of 1.0% and maturity dates of April 2009. These notes are designated as an effective net investment hedge of a portion of the Company’s yen-denominated investments. As such, any foreign currency gains and losses resulting from these notes are accounted for as a component of accumulated other comprehensive income. As of December 31, 2004, a loss of $7.1 million represented the balance within accumulated other comprehensive income relating to the mark-to-market of these notes. In 2005, the Company recorded a net after-tax gain of $12.8 million in accumulated other comprehensive income, resulting in an after-tax gain balance of $5.7 million at December 31, 2005 relating to the mark-to-market of these notes.

The following table sets forth the components of long-term debt at December 31, 2005 and 2004:

DEBT INFORMATION
(in millions)

	2005	2004
Notes, with a weighted-average interest rate of 10.7%, due 2006	$14.0	$14.0
7.375% Notes, due 2006, net of discount	100.3	101.7
6.95% Notes, due 2028, net of discount	138.3	129.0
4.25% Notes, due 2013, net of discount	140.7	144.0
1.10% and 0.75% JPY Notes, due 2009, net of discount	140.2	107.0
Industrial revenue bonds, 5.375%, due 2006	6.5	6.5
Foreign bank loans with a weighted-average interest rate of 5.1% in 2005 and 3.8% in 2004 due 2010	11.3	11.3
Other, with a weighted-average rate of 7.0% in 2005 and 6.5% in 2004,due 2006-2009	0.1	0.3
	551.4	513.8
Amounts due within one year	120.9	0.1
Total long-term debt	$430.5	$513.7

As of December 31, 2005, the aggregate maturities of long-term debt for the succeeding five years are as follows: $120.9 million in 2006, $2.3 million in 2007, $3.4 million in 2008, $145.8 million in 2009 and $279.0 million thereafter.

Interest expense increased to $33.7 million in 2005 compared with $23.7 million in 2004 due to both higher short-term borrowing rates and higher average debt levels, partially offset by the issuance of yen-denominated notes at low interest rates. Higher debt levels were driven by acquisitions and working capital requirements.

15.	INCOME TAXES

The components of income tax expense are shown in the following table:

INCOME TAX EXPENSE
(in millions)

	2005	2004	2003
Current income tax expense
Federal	$23.2	$25.5	$21.1
State and local	13.4	6.0	5.4
Foreign	30.2	33.1	47.8
	66.8	64.6	74.3
Deferred income tax expense(benefit)
Federal	(6.3)	(10.5)	17.1
State and local	(1.1)	(0.8)	(6.0)
Foreign	(0.3)	4.1	(19.5)
	(7.7)	(7.2)	(8.4)
Income tax expense	$59.1	$57.4	$65.9

The foreign portion of earnings before income tax expense was $126.6 million in 2005, $143.6 million in 2004 and $120.1 million in 2003. Taxes on income of foreign consolidated subsidiaries and affiliates are provided at the tax rates applicable to their respective foreign tax jurisdictions.

The following table sets forth the components of the net deferred tax asset that results from temporary differences between the amounts of assets and liabilities recognized for financial reporting and tax purposes:

NET DEFERRED INCOME TAX ASSET
(in millions)

	2005	2004
Deferred tax assets
Accrued liabilities	$103.0	$117.5
Noncurrent liabilities	56.2	59.1
Unrealized net loss - pension liability	60.7	53.5
Tax credits/attribute carryforward amounts	125.3	121.5
Total deferred tax assets	345.2	351.6
Valuation allowance	(38.1)	(44.2)
Total deferred tax assets, net of valuation allowance	307.1	307.4
Deferred tax liabilities
Prepaid pension expense	(56.7)	(45.7)
Property, plant and equipment	(92.1)	(88.7)
Timing of dealing results	—	(23.9)
Other assets	(58.2)	(46.7)
Total deferred tax liabilities	(207.0)	(205.0)
Net deferred tax asset	$100.1	$102.4

Deferred income taxes reflect the tax effect of temporary differences between the amounts of assets and liabilities for financial reporting purposes and amounts as measured for tax purposes. The Company will establish a valuation allowance if it is more likely than not that the deferred tax assets will not be realized. The valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets.

Net current deferred tax assets of $102.6 million (net of a $38.1 million valuation allowance) and $99.1 million (net of a $28.4 million valuation allowance) at December 31, 2005 and December 31, 2004, respectively, are included in other current assets in the Company’s “Consolidated Balance Sheets.” Net noncurrent deferred tax liabilities of $2.5 million at December 31, 2005 are included in other noncurrent liabilities in the Company’s “Consolidated Balance Sheet.” Deferred tax assets of $3.3 million (net of a $15.8 million valuation allowance) at December 31, 2004 are included in other intangible and noncurrent assets in the Company’s “Consolidated Balance Sheets.”

At December 31, 2005, the Company had approximately $1.1 million of foreign tax credit carryforwards of which $0.6 million will expire in 2010 and $0.5 million will expire in 2011. The Company also had approximately $10.9 million of research and development credits, of which $2.6 million will expire in 2022, $3.3 million will expire in 2023, $3.0 million will expire in 2024 and $2.0 million will expire in 2025, and approximately $14.5 million of foreign net operating losses of which $0.1 million will expire in 2006, $0.4 million will expire in 2007, $1.2 million will expire in 2008, $1.4 million will expire in 2009, $2.8 million will expire in 2010 and $8.6 million will carryforward indefinitely. Minimum tax credits at December 31, 2005 totaled approximately $50.4 million and will carry forward indefinitely.

At December 31, 2005, the Company had approximately $1.1 million of capital loss carryforwards for U.S. Federal tax purposes, which will expire in 2009, and approximately $1.4 million of capital loss carryforwards for state tax purposes, which expire between 2006 and 2009. Approximately $1.2 million of the state capital loss carryforward amount is offset by a valuation allowance. The Company also has state net operating loss carryforwards of approximately $400 million, $52 million of which are offset by a valuation allowance, and which expire between 2006 and 2025. State investment, research, and other tax credit carryforwards are approximately $29.3 million, of which $28.0 million are offset by a valuation allowance. These state investment, research, and other tax credits expire between 2006 and 2013.

A reconciliation of the difference between the Company’s consolidated income tax expense and the expense computed at the federal statutory rate is shown in the following table:

CONSOLIDATED INCOME TAX EXPENSE RECONCILIATION
(in millions)

	2005	2004	2003
Income tax expense at federal statutory rate	$106.9	$103.1	$106.9
State income taxes, net of federal effect	12.3	6.4	2.9
Percentage depletion	(11.5)	(17.3)	(14.6)
Equity earnings	(6.8)	(5.0)	(0.9)
Domestic production deduction	(0.9)	—	—
Taxes on foreign income which differ from U.S. statutory rate	5.1	12.4	19.9
Tax credits	(39.3)	(31.7)	(51.7)
Export sales exclusion	(8.0)	(8.1)	(9.7)
Valuation allowance	3.0	(6.8)	10.9
Other items, net	(1.7)	4.4	2.2
Income tax expense	$59.1	$57.4	$65.9

The Company maintains reserves for taxes that may become payable in future years as a result of tax examinations. In 2005, the Company reduced such reserves by $2.7 million resulting from an agreement with the Internal Revenue Service (IRS) relating to the audit of the Company’s tax returns for 2001. Accordingly, the favorable adjustment relating to the agreement with the IRS reduced the Company’s effective tax rate below its normal level for the year.

The Company intends to indefinitely reinvest earnings from certain foreign operations. Accordingly, U.S. and non-U.S. income and withholding taxes for which deferred taxes might otherwise be required, have not been provided on a cumulative amount of temporary differences (including, for this purpose, any difference between the tax basis in the stock of a consolidated subsidiary and the amount of the subsidiary’s net equity determined for financial reporting purposes) related to investments in foreign subsidiaries of approximately $647 million and $529 million at December 31, 2005 and 2004, respectively. The additional U.S. and non-U.S. income and withholding tax that would arise on the reversal of the temporary differences could be offset, in part, by tax credits. Because the determination of the amount of available tax credits and the limitations imposed on annual utilization of such credits are subject to a highly complex series of calculations and expense allocations, it is impractical to estimate the amount of net income and withholding tax that might be payable.

16.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has related party transactions with its equity affiliates, including N.E. Chemcat, HDZ, and Heesung-Engelhard. The Company’s transactions with such entities amounted to: purchases-from of $34.8 million in 2005, $28.6 million in 2004 and $29.0 million in 2003; sales-to of $223.3 million in 2005, $226.6 million in 2004 and $154.5 million in 2003; other income earned-from of $3.1 million in 2005, $2.7 million in 2004 and $2.4 million in 2003 and metal leasing-to of $0.3 million in 2005, $0.6 million in 2004 and $0.6 million in 2003. Net amounts due from such entities totaled $8.8 million and $5.6 million at December 31, 2005 and 2004, respectively.

Citibank, N.A., a subsidiary of Citigroup Inc., which reported beneficial ownership of more than 5% of the Company’s Common Stock for a part of 2005, participated with other lenders in lines of credit available to the Company under revolving credit facilities. Citibank’s total commitment was $39,000,000 through March 2005, none of which was drawn in 2005. In 2003 and 2004, Citibank received initial fees of $10,000 and $6,000, respectively, for these facilities. Citibank received annual facility fees of approximately $6,400, $35,500 and $34,000 in 2005, 2004 and 2003, respectively, for these facilities. Citigroup received $85,000 in underwriting fees in the Company’s May 13, 2003 note offering. The Company uses subsidiaries of Citigroup, as well as other firms, to provide cash management services to the Company. Fees to subsidiaries of Citigroup for these services aggregated less than $15,000 in 2005 and less than $30,000 in each of 2004 and 2003. In addition, Barclays Global Investors, N.A., which reported beneficial ownership of more than 5% of the Company’s Common Stock prior to July 2003, provides certain investment management services to the Company’s pension plans. Fees for such services aggregated approximately $165,000 in 2005, $156,000 in 2004 and $135,000 in 2003.

Barclays Bank, plc, an affiliate of Barclays Global Investors, subsidiaries of Citigroup and other firms, engage in foreign exchange and commodities transactions with the Company in the ordinary course of business. All of these transactions are negotiated at arm’s length as principals in competitive markets. Foreign exchange transactions with subsidiaries of Citigroup aggregated approximately $17,000,000 in 2005, $57,000,000 in 2004 and $126,600,000 in 2003. Metals transactions with Barclays Bank, plc aggregated approximately $537,000,000 in 2005, $656,000,000 in 2004 and $330,000,000 in 2003. Metals transactions with Citigroup, Inc. aggregated approximately $145,000,000 in 2005. In addition, during 2004 and 2003, the Company provided services in precious metals financing transactions in which subsidiaries of Citigroup and Barclays Bank, plc received funds from third parties. The Company received approximately $160,000 in 2004 and $157,000 in 2003 from subsidiaries of Citigroup and net revenues of approximately $1,500 in 2004 and $8,000 in 2003 from these transactions in which Barclays Bank, plc participated.

Included in the assets held by the Company's pension trusts are approximately 65,000 and 108,000 shares of Citigroup Inc. common stock having a market value of $3.2 million and $5.2 million at December 31, 2005 and 2004, respectively. Citigroup paid an annualized dividend of $1.76 and $1.60 per share during 2005 and 2004, respectively. Purchases and sales of this security were made by independent investment managers and were not material.

State Street Bank and Trust Company (State Street), which reported beneficial ownership of more than 5% of the Company’s Common Stock for a part of 2005, provides asset management services for the Company’s domestic pension plans. Plan assets under State Street’s management are $52,857,328 and $51,721,370 at December 31, 2005 and 2004, respectively. Fees paid by the Company’s pension plan trust totaled $26,918 and $27,635 for the years ended December 31, 2005 and 2004, respectively.

Vanguard Group, an affiliate of Vanguard Windsor Funds, which reported beneficial ownership of more than 5% of the Company’s Common Stock for a part of 2005, received $97,353, $121,260 and $100,293 for administering 401(k) plans for the Company’s employees during 2005, 2004 and 2003, respectively.

17.	BENEFITS

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

The following table sets forth the plans’ funded status:

FUNDED STATUS (in millions)	2005			2004
CHANGE IN PROJECTED BENEFIT OBLIGATION	Domestic	Foreign	Total	Domestic	Foreign	Total
Projected benefit obligation at beginning of year	$547.3	$165.2	$712.5	$496.2	$144.3	$640.5
Service cost	20.1	4.3	24.4	18.7	3.2	21.9
Interest cost	32.0	8.3	40.3	30.2	7.9	38.1
Plan amendments	—	0.8	0.8	0.1	—	0.1
Employee contributions	—	0.6	0.6	—	0.6	0.6
Actuarial losses	64.6	19.3	83.9	32.3	4.3	36.6
Benefits paid	(32.4)	(6.8)	(39.2)	(30.2)	(6.6)	(36.8)
Foreign exchange	—	(19.8)	(19.8)	—	11.5	11.5
Projected benefit obligation at end of year	$631.6	$171.9	$803.5	$547.3	$165.2	$712.5

CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$421.8	$145.6	$567.4	$387.9	$125.2	$513.1
Actual gain on plan assets	47.3	22.1	69.4	49.2	11.1	60.3
Employer contribution	54.5	5.0	59.5	14.9	5.1	20.0
Employee contribution	—	0.6	0.6	—	0.6	0.6
Benefits paid	(32.4)	(6.8)	(39.2)	(30.2)	(6.6)	(36.8)
Foreign exchange	—	(17.0)	(17.0)	—	10.2	10.2
Fair value of plan assets at end of year	$491.2	$149.5	$640.7	$421.8	$145.6	$567.4

Funded status	$(140.4)	$(22.4)	$(162.8)	$(125.5)	$(19.6)	$(145.1)
Unrecognized net actuarial loss	257.1	51.1	308.2	214.5	51.8	266.3
Unrecognized prior service cost	9.1	3.5	12.6	10.1	3.6	13.7
Fourth quarter contribution	—	1.7	1.7	—	0.5	0.5
Prepaid pension asset	$125.8	$33.9	$159.7	$99.1	$36.3	$135.4

Amounts recognized in the consolidated financial statements consist of:
Prepaid benefit cost	$54.2	$33.9	$88.1	$47.7	$36.0	$83.7
Accrued benefit liability	(67.8)	(14.4)	(82.2)	(73.4)	(11.4)	(84.8)
Intangible asset	1.0	3.4	4.4	1.6	3.5	5.1
Accumulated other comprehensive loss	138.4	11.0	149.4	123.2	8.2	131.4
Net amount recognized	$125.8	$33.9	$159.7	$99.1	$36.3	$135.4

The prepaid benefit costs of $88.1 million and $83.7 million at December 31, 2005 and December 31, 2004, respectively, and the intangible asset balances of $4.4 million and $5.1 million at December 31, 2005 and 2004, respectively, are included in other intangible and noncurrent assets in the Company’s “Consolidated Balance Sheets.” The Company recorded a minimum pension liability loss of $17.9 million ($10.7 million after tax) in 2005 and a minimum pension liability loss of $26.8 million ($16.0 million after tax) in 2004. These adjustments were reported in “Accumulated other comprehensive income (loss)” within shareholders’ equity.

Included in the Projected Benefit Obligation is an unfunded liability of $38.4 million related to the Supplemental Retirement Program of Engelhard Corporation (SERP) and a liability of $13.5 million related to an unfunded plan in Germany, which does not have funding requirements or tax benefits. Excluding these two liabilities, the plan would be underfunded by $110.9 million, or 85% funded. The SERP is an unfunded program that provides enhanced benefits for certain executive officers, as well as makes up for the amount that cannot be paid out of the qualified plans due to Internal Revenue Service limitations.

The following table sets forth certain information regarding the Plans benefit obligations (in millions):

	2005			2004
	Domestic	Foreign	Total	Domestic	Foreign	Total
Accumulated Benefit Obligation	$550.4	$158.0	$708.4	$485.9	$150.3	$636.2
Aggregate Projected Benefit Obligation (PBO) for those plans with PBOs in excess of plan assets	538.1	70.9	609.0	466.7	62.2	528.9
Aggregate fair value of assets for those plans with PBOs in excess of plan assets	390.5	45.0	435.5	333.4	41.7	375.1
Aggregate Accumulated Benefit Obligation (ABO) for those plans with ABOs in excess of plan assets	419.3	59.9	479.2	391.1	50.3	441.4
Aggregate fair value of assets for those plans with ABOs in excess of plan assets	351.6	45.0	396.6	317.7	41.7	359.4

The components of net periodic pension expense for all plans are shown in the following table:

NET PERIODIC PENSION EXPENSE
(in millions)

	2005			2004			2003
	Domestic	Foreign	Total	Domestic	Foreign	Total	Domestic	Foreign	Total
Service cost	$20.1	$4.3	$24.4	$18.7	$3.2	$21.9	$15.6	$2.9	$18.5
Interest cost	32.0	8.3	40.3	30.2	7.9	38.1	28.6	5.9	34.5
Expected return on plan assets	(38.9)	(9.8)	(48.7)	(38.8)	(9.5)	(48.3)	(35.6)	(6.7)	(42.3)
Amortization of prior service cost	1.7	0.4	2.1	1.8	1.7	3.5	1.4	0.7	2.1
Recognized actuarial loss	12.7	1.8	14.5	8.7	2.1	10.8	6.4	2.2	8.6
Net periodic pension expense	$27.6	$5.0	$32.6	$20.6	$5.4	$26.0	$16.4	$5.0	$21.4

The Company uses September 30th as the measurement date for pension assets and liabilities. The assumptions chosen to measure the current year’s liabilities are also used to determine the subsequent years’ net periodic pension expense. The following table sets forth the key weighted-average assumptions used in determining the worldwide projected benefit obligation:

	2005		2004		2003
	Domestic	Foreign	Domestic	Foreign	Domestic	Foreign
Discount rate used to determine projected benefit obligation	5.50%	4.71%	6.00%	5.49%	6.25%	5.50%
Discount rate used to determine net periodic pension costs	6.00%	5.48%	6.25%	5.50%	6.75%	5.77%
Rate of compensation increase used to determine projected benefit obligation	3.75%	3.37%	3.75%	3.46%	3.75%	3.65%
Rate of compensation increase used to determine net periodic pension costs	3.75%	3.39%	3.75%	3.64%	3.75%	3.84%
Expected return on plan assets	8.90%	7.01%	9.00%	7.00%	9.00%	7.00%

The Company’s weighted-average asset allocations at December 31, 2005 and 2004 by asset category are as follows:

	2005			2004
	Domestic	Foreign	Total	Domestic	Foreign	Total
Equity Securities	72%	53%	67%	70%	44%	64%
Debt Securities	27%	47%	32%	29%	56%	35%
Other	1%	—	1%	1%	—	1%
	100%	100%	100%	100%	100%	100%

The following benefit payments, which reflect expected future service, are expected to be paid (in millions):

Year(s)	Domestic	Foreign	Total
2006	$31.5	$6.0	$37.5
2007	33.1	6.2	39.3
2008	34.3	6.1	40.4
2009	37.2	6.2	43.4
2010	37.9	6.5	44.4
2011 - 2015	233.6	37.2	270.8

The Pension and Employee Benefit Plans Committee, a committee currently comprised of four members of the Engelhard Corporation Board of Directors, is established to review pension-related matters, set corporate investment policy and monitor performance.

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

The Company used an 8.9% return to calculate its domestic net periodic pension expense in 2005 and will use an 8.9% return to calculate its domestic net periodic pension expense in 2006. This calculation was based on the following:

	Market expected return	Active management expectation	All-in expected return	Portfolio weight
Equity Securities	8.7%	1.0%	9.7%	73%
Debt Securities	6.1%	1.0%	7.1%	27%
Total Domestic Portfolio	7.9%	1.0%	8.9%	100%

The Company used the weighted-average 7% return to calculate its foreign net periodic pension expense in 2005 and will use the weighted-average 7% return to calculate its foreign net periodic pension expense in 2006. This calculation was based on the following:

	Market expected return	Active management expectation	All-in expected return	Portfolio weight
Equity Securities	9.3%	0.4%	9.7%	53%
Debt Securities	3.6%	0.3%	3.9%	47%
Total Foreign Portfolio	6.6%	0.4%	7.0%	100%

The Company expects to contribute approximately $3.0 million to its domestic pension plans and $4.6 million to its foreign pension plans during 2006.

The Company also sponsors three savings plans covering certain salaried and hourly paid employees. The Company’s contributions, which may equal up to 50% of certain employee contributions, were $4.8 million in 2005, $4.7 million in 2004 and $4.6 million in 2003. These amounts were recorded as an expense in the Company’s “Consolidated Statements of Earnings.”

Effective January 1, 2003, the Company Stock Fund of the Salary Deferral Savings Plan of Engelhard Corporation has been designated as an Employee Stock Ownership Plan (ESOP) as permitted under the Internal Revenue Code. Contributions to the plan may be made directly by the employee or as part of the employer matching contributions noted above. Employer contributions are recorded as expense at fair market value in the period in which they are earned. Dividends are paid on these shares to the extent a dividend is declared and paid on the Company's common stock. Dividends are charged to retained earnings when they are declared. As of December 31, 2005, the ESOP held 1,849,972 shares of Company Stock. These shares are considered outstanding for determining basic and diluted earnings per share.

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

The following table sets forth the components of the accrued postretirement and postemployment benefit obligation, all of which are unfunded.

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
(in millions)

	2005	2004
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$141.4	$159.7
Service cost	4.0	4.0
Interest cost	8.1	8.6
Actuarial (gains) losses	5.4	(18.8)
Foreign exchange	(0.4)	0.2
Benefits paid	(12.6)	(12.3)
Benefit obligation at end of year	$145.9	$141.4
Unrecognized net loss	(20.2)	(15.9)
Unrecognized prior service cost	0.7	2.9
Accrued benefit obligation	$126.4	$128.4

The postretirement and postemployment benefit balances of $126.4 million and $128.4 million at December 31, 2005 and December 31, 2004, respectively, are included in other noncurrent liabilities in the Company’s “Consolidated Balance Sheets.”

The components of the net expense for these postretirement and postemployment benefits are shown in the following table:

POSTRETIREMENT AND POSTEMPLOYMENT BENEFITS
(in millions)

	2005	2004	2003
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$4.0	$4.0	$3.4
Interest cost	8.1	8.6	9.3
Net amortization	(1.4)	(1.1)	(4.9)
Net periodic benefit cost	$10.7	$11.5	$7.8

The weighted-average discount rate used in determining the actuarial present value of the accumulated postretirement and postemployment benefit obligation is 5.50% for 2005 and 6.00% for 2004. The average assumed health care cost trend rate used for 2005 is 5% to 8%. A 1% increase in the assumed health care cost trend rate would have increased aggregate service and interest cost in 2005 by $0.4 million and the accumulated postretirement and postemployment benefit obligation as of December 31, 2005 by $2.8 million. A 1% decrease in the assumed health care cost trend rate would have decreased aggregate service and interest cost in 2005 by $0.4 million and the accumulated postretirement and postemployment benefit obligation as of December 31, 2005 by $2.5 million.

The following benefit payments, which reflect expected future service, are expected to be paid (in millions):

Year(s)	Domestic
2006	$12.9
2007	13.3
2008	13.7
2009	13.8
2010	14.1
2011 - 2015	75.5

On December 8, 2003, the President of the United States signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). This Act introduces a prescription drug benefit under Medicare (Medicare Part D), as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. After a review of the Company’s plan design, the Company and its consulting actuaries believe the Company’s plan is actuarially equivalent to Medicare Part D. In accordance with FASB Staff Position (FSP) No. 106-2, “Accounting and Disclosure Requirement Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” the Company revalued the benefit obligation and determined that the reduction in the accumulated postretirement benefit obligation for the subsidy related to benefits attributed to past service is $15 million. The Company was able to reduce its net postretirement benefit costs by $2.2 million as a result of the Act during 2005 and $1.6 million in 2004.

The Company expects the following reimbursements under the subsidy portion of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (in millions):

Year(s)
2006	$2.0
2007	2.2
2008	2.3
2009	2.4
2010	2.5
2011 - 2015	12.8

18.	STOCK OPTION AND BONUS PLANS

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

Options under all plans become exercisable in four installments beginning after one year, and no options may be exercised after 10 years from the date of grant. The Company amortizes the pro forma expense using the graded expense attribution method over four years. However, if an employee is eligible to retire, the pro forma expense is recognized on the date of the grant.

The weighted-average fair value at date of grant for options granted during 2005, 2004 and 2003 was $10.12, $9.83 and $8.42, respectively. Fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used:

	2005	2004	2003
Dividend yield	1.5 - 1.8%	1.5%	1.5 - 2.0%
Expected volatility	30 - 32%	32 - 34%	35 - 36%
Risk-free interest rate	3.9 - 4.5%	3.5 - 3.9%	3.2 - 3.8%
Expected life (years)	6.75	6 - 7	6 - 7

Stock option transactions under all plans are as follows:

	2005		2004		2003
	Number of shares	Weighted-average exercise price per share	Number of shares	Weighted-average exercise price per share	Number of shares	Weighted-average exercise price per share
Outstanding at beginning of year	10,738,154	$22.15	11,013,511	$20.98	11,520,857	$20.34
Granted	1,138,028	$29.96	1,119,856	$28.82	1,351,892	$24.28
Forfeited/expired	(116,516)	$20.79	(120,510)	$16.67	(111,459)	$19.39
Exercised	(1,081,605)	$21.76	(1,274,703)	$18.42	(1,747,779)	$19.36
Outstanding at end of year	10,678,061	$23.04	10,738,154	$22.15	11,013,511	$20.98
Exercisable at end of year	7,841,136	$21.27	7,677,476	$20.50	7,411,637	$19.57
Available for future grants	5,219,033		6,481,495		7,579,411

The following table summarizes information about fixed-price options outstanding at December 31, 2005:

		Options outstanding		Options exercisable
Range of exercise prices	Weighted-average remaining contractual life (years)	Number outstanding at 12/31/05	Weighted-average exercise price	Number exercisable at 12/31/05	Weighted-average exercise price
$18.56-23.88	1-2	1,467,454	$19.49	1,467,454	$19.49
17.34-21.69	3-4	2,386,034	18.72	2,386,034	18.72
16.84-26.90	5-6	2,026,190	21.17	2,026,190	21.17
20.47-29.99	7-8	2,571,344	25.04	1,659,883	25.23
27.29-30.09	9-10	2,227,039	29.40	301,575	28.82
		10,678,061	23.04	7,841,136	21.27

The Company’s Key Employee Stock Bonus Plan, as amended (the Bonus Plan) provides for the award of up to 15,187,500 common shares to key employees as compensation for future services, not exceeding 1,518,750 shares in any year (plus any canceled awards or shares available for award but not previously awarded). The Bonus Plan terminates on June 30, 2006. Shares awarded vest in five annual installments, provided the recipient is still employed by the Company on the vesting date. Compensation expense is measured on the date the award is granted and is amortized on a straight-line basis over five years. Shares awarded are considered issued and outstanding at the date of grant and are included in shares outstanding for purposes of computing diluted earnings per share. Employees have both dividend and voting rights on all unvested shares. In 2005, 2004 and 2003, the Company granted 118,620; 107,260 and 149,905 shares to key employees at a fair value of $30.09, $28.64 and $20.47, respectively, per share. Unvested shares were 415,255; 490,894 and 596,670 at December 31, 2005, 2004 and 2003, respectively. Shares available for grant under this plan are 1,124,215 at December 31, 2005.

Compensation expense relating to stock awards was $4.4 million in 2005, $5.2 million in 2004 and $4.7 million in 2003.

The Company has certain deferred compensation arrangements where shares earned under the Engelhard stock bonus plan are deferred and placed in a “Rabbi Trust.” Shares held in the trust are recorded as treasury stock with the corresponding liability recorded as a credit within shareholders’ equity. At December 31, 2005 and 2004, the Rabbi Trust held 519,939 and 513,518 shares, respectively, of Engelhard Corporation Common Stock. The value of the Rabbi Trust at historical cost was $12.8 million and $12.2 million at December 31, 2005 and 2004, respectively.

19.	EARNINGS PER SHARE

SFAS No. 128, “Earnings Per Share” specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share (EPS). The following table represents the computation of basic and diluted EPS as required by SFAS No. 128:

EARNINGS PER SHARE COMPUTATIONS
Year ended December 31
(in millions, except per-share data)

	2005	2004	2003
Basic EPS Computation
Income from continuing operations	$246.3	$237.2	$237.1
Loss from discontinued operations, net of tax	(8.1)	(1.7)	(2.9)
Net earnings applicable to common shares	$238.2	$235.5	$234.2
Average number of shares outstanding - basic	120.3	123.2	125.4
Basic earnings per share from continuing operations	$2.05	$1.93	$1.89
Basic earnings per share from discontinued operations	(0.07)	(0.01)	(0.02)
Basic earnings per share	$1.98	$1.91	$1.87

Diluted EPS Computation
Income from continuing operations	$246.3	$237.2	$237.1
Loss from discontinued operations, net of tax	(8.1)	(1.7)	(2.9)
Net earnings applicable to common shares	$238.2	$235.5	$234.2
Average number of shares outstanding - basic	120.3	123.2	125.4
Effect of dilutive stock options and other incentives	1.9	2.2	1.9
Average number of shares outstanding - diluted	122.2	125.4	127.3
Diluted earnings per share from continuing operations	$2.02	$1.89	$1.86
Diluted earnings per share from discontinued operations	(0.07)	(0.01)	(0.02)
Diluted earnings per share	$1.95	$1.88	$1.84

Options to purchase additional shares of common stock of 1,634,316 (at a price range of $29.36 to $30.09), 551,084 (at a price range of $29.36 to $29.99) and 1,820,004 (at a price range of $26.90 to $29.99) were outstanding at the end of 2005, 2004 and 2003, respectively, but were not included in the computation of diluted EPS because the options’ exercise prices were greater than the average annual market price of the common shares.

20.	BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA

The Company has four reportable business segments: Environmental Technologies, Process Technologies, Appearance and Performance Technologies and Materials Services.

The Environmental Technologies segment, located principally in the United States, Europe, South Africa, Brazil and Asia, markets cost-effective compliance with environmental regulations, enabled by sophisticated emission-control technologies and systems. The segment also provides products made principally from precious metals, as well as thermal spray and coating technologies.

The Process Technologies segment, located principally in the United States, Europe and China, enables customers to make their processes more productive, efficient, environmentally sound and safer through the supply of advanced chemical-process catalysts, additives and sorbents.

The Appearance and Performance Technologies segment, located principally in the United States, South Korea, China, France and Finland, provides pigments, effect materials, personal care and performance additives that enable its customers to market enhanced image and functionality in their products. This segment serves a broad array of end markets, including coatings, plastics, cosmetics and personal care, automotive, construction and paper. The segment’s products help customers improve the look, performance and overall cost of their products. In addition, the segment is the internal supply source of precursors for most of the Company’s advanced petroleum-refining catalysts.

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

Within the “All Other” category, sales to external customers and operating earnings are derived primarily from the Ventures business. The sale of precious metals accounted for under the LIFO method, royalty income, expenses from the Strategic Technologies group and other miscellaneous income and expense items not related to the reportable segments are included in the “All Other” category.

The majority of Corporate operating expenses have been charged to the segments on either a direct-service basis or as part of a general allocation. Environmental Technologies and, to a much lesser extent, Process Technologies, utilize metal in their factories in excess of that provided by customers. This metal is provided by Materials Services.

The following table presents certain data by business segment:

BUSINESS SEGMENT INFORMATION
(in millions)

	Environmental Technologies	Process Technologies	Appearance and Performance Technologies	Materials Services	Reportable Segments Subtotal	All Other (a)	Total
2005
Net sales to external customers	$1,008.7	$687.1	$726.1	$2,096.3	$4,518.2	$78.8	$4,597.0
Operating earnings (loss)	140.9	98.0	65.6	28.4	332.9	(b)(34.3)	298.6
Interest income	—	—	—	—	—	8.2	8.2
Interest expense	—	—	—	—	—	33.7	33.7
Depreciation, depletion and amortization	31.2	28.8	46.6	2.6	109.2	23.2	132.4
Equity in earnings of affiliates	15.2	0.5	—	—	15.7	16.9	32.6
Income taxes	—	—	—	—	—	59.1	59.1
Total assets	691.4	701.8	920.7	946.0	3,259.9	619.1	3,879.0
Equity investments	68.2	—	—	—	68.2	127.8	196.0
Capital expenditures	29.9	42.1	34.3	3.7	110.0	31.6	141.6
2004
Net sales to external customers	$883.3	$615.2	$690.2	$1,895.0	$4,083.7	$52.4	$4,136.1
Operating earnings (loss)	138.3	87.3	68.5	16.8	310.9	(b)(34.7)	276.2
Special charge (credit), net	(0.2)	—	6.6	—	6.4	(1.1)	5.3
Interest income	—	—	—	—	—	5.2	5.2
Interest expense	—	—	—	—	—	23.7	23.7
Depreciation, depletion and amortization	29.6	26.7	49.8	2.3	108.4	20.3	128.7
Equity in earnings of affiliates	14.1	0.3	—	—	14.4	23.2	37.6
Income taxes	—	—	—	—	—	57.4	57.4
Total assets	606.5	648.7	830.9	487.8	2,573.9	604.7	3,178.6
Equity investments	65.5	—	—	—	65.5	111.5	177.0
Capital expenditures	31.4	38.7	27.6	2.7	100.4	22.8	123.2

	Environmental Technologies	Process Technologies	Appearance and Performance Technologies	Materials Services	Reportable Segments Subtotal	All Other (a)	Total
2003
Net sales to external customers	$814.8	$569.2	$653.8	$1,598.2	$3,636.0	$51.8	$3,687.8
Operating earnings (loss)	124.0	95.9	69.5	10.1	299.5	(b) (13.2)	286.3
Special charge (credit), net	5.2	2.6	7.8	—	15.6	(27.6)	(12.0)
Interest income	—	—	—	—	—	4.0	4.0
Interest expense	—	—	—	—	—	24.3	24.3
Depreciation, depletion and amortization	29.6	26.0	49.1	1.9	106.6	21.1	127.7
Equity in earnings of affiliates	12.0	—	—	—	12.0	27.4	39.4
Income taxes	—	—	—	—	—	65.9	65.9
Total assets	574.1	614.3	783.0	369.5	2,340.9	592.1	2,933.0
Equity investments	49.6	—	—	—	49.6	102.9	152.5
Capital expenditures	20.8	29.5	30.6	7.0	87.9	25.7	113.6

(a)	All other includes total assets; depreciation, depletion and amortization; and capital expenditures from discontinued operations. See Note 7, “Discontinued Operations” for more information.

(b)	Includes pretax gains on the sale of certain precious metals accounted for under the LIFO method of $2.5 million in 2005, $2.6 million in 2004 and $5.2 million in 2003.

The following table presents certain data by geographic area:

GEOGRAPHIC AREA DATA
(in millions)

	2005	2004	2003
Net sales to external customers:
United States	$2,092.0	$1,964.2	$1,834.7
International	2,505.0	2,171.9	1,853.1
Total consolidated net sales to external customers	$4,597.0	$4,136.1	$3,687.8
Long-lived assets:
United States	$1,258.3	$1,162.1	$1,089.0
International	334.9	288.1	255.1
Total long-lived assets	$1,593.2	$1,450.2	$1,344.1

The Company’s international sales are predominantly to customers in Europe.

The following table reconciles segment operating earnings with earnings before income taxes as shown in the Company’s “Consolidated Statements of Earnings”:

SEGMENT RECONCILIATIONS
(in millions)

	2005	2004	2003
Net sales to external customers:
Net sales for reportable segments	$4,518.2	$4,083.7	$3,636.0
Net sales for other business units	76.0	50.3	43.5
All other	2.8	2.1	8.3
Total consolidated net sales to external customers	$4,597.0	$4,136.1	$3,687.8
Earnings before income taxes:
Operating earnings for reportable segments	$332.9	$310.9	$299.5
Operating earnings for Ventures business	6.1	3.2	—
Other operating loss - Corporate and other	(40.4)	(37.9)	(13.2)
Total operating earnings	$298.6	$276.2	$286.3
Interest income	8.2	5.2	4.0
Interest expense	(33.7)	(23.7)	(24.3)
Equity in earnings of affiliates	32.6	37.6	39.4
Loss on investment	(0.2)	(0.7)	—
Earnings before income taxes	$305.5	$294.6	$305.4
Total assets:
Total assets for reportable segments	$3,259.9	$2,573.9	$2,340.9
Assets for other business units	112.7	38.3	38.4
All other	506.4	566.4	553.7
Total consolidated assets	$3,879.0	$3,178.6	$2,933.0
Equity investments for reportable segments	$68.2	$65.5	$49.6
Equity investments - All other	127.8	111.5	102.9
Other investments not carried on the equity method	8.5	2.1	6.2
Total investments	$204.5	$179.1	$158.7

No customer accounted for more than 10% of the Company’s net sales in 2005, 2004 or 2003.

21.	LEASE COMMITMENTS

The Company rents real property and equipment under long-term operating leases. Rent expense and sublease income for all operating leases are summarized as follows:

(in millions)	2005	2004	2003
Rents paid	$33.8	$42.2	$44.4
Less: sublease income	(0.7)	(1.2)	(1.2)
Rent expense, net	$33.1	$41.0	$43.2

Future minimum rent payments at December 31, 2005, required under noncancellable operating leases, having initial or remaining lease terms in excess of one year, are as follows:

(in millions)
2006	$24.9
2007	24.1
2008	24.6
2009	21.8
2010	23.1
Thereafter	61.6
Total minimum lease payments	180.1
Less: minimum sublease income	(4.1)
Net minimum lease payments	$176.0

In January 2005, the Company renewed its operating lease for machinery and equipment that is used in the Process Technologies segment. The term of the lease is seven years. In 1998, the Company entered into a sale-leaseback transaction for $67.2 million for property that serves as the principal executive and administrative offices of the Company and its operating businesses. The term of this operating lease is 20 years.

22.	ENVIRONMENTAL COSTS

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

In addition, as of December 31, 2005, 14 sites have been identified at which the Company believes liability as a potentially responsible party is probable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination and natural resource damages resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund imposes strict, joint and several liability under certain circumstances. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. Based on existing information, the Company believes that it is a de minimis contributor of hazardous substances at a number of the sites referenced above. Subject to the reopening of existing settlement agreements for extraordinary circumstances, discovery of new information or natural resource damages, the Company has settled a number of other cleanup proceedings. The Company has also responded to information requests from EPA and state regulatory authorities in connection with other Superfund sites.

The accruals for environmental cleanup-related costs reported in the consolidated balance sheets at December 31, 2005 and 2004 were $18.0 million and $19.1 million, respectively, including $0.1 million at December 31, 2005 and 2004 for Superfund sites. These amounts represent those undiscounted costs that the Company believes are probable and reasonably estimable. Based on currently available information and analysis, the Company’s accrual represents approximately 39% of what it believes are the reasonably possible environmental cleanup-related costs of a noncapital nature. The estimate of reasonably possible costs is less certain than the probable estimate upon which the accrual is based.

Cash payments for environmental cleanup-related matters were $1.2 million in 2005, $1.3 million in 2004 and $1.8 million in 2003. In 2003, the Company recognized a $2.0 million liability for a facility in France.

For the past three-year period, environmental-related capital projects have averaged less than 10% of the Company’s total capital expenditure programs, and the expense of environmental compliance (e.g., environmental testing, permits, consultants and in-house staff) was not material.

There can be no assurances that environmental laws and regulations will not change or that the Company will not incur significant costs in the future to comply with such laws and regulations. Based on existing information and current environmental laws and regulations, cash payments for environmental cleanup-related matters are projected to be $2.5 million for 2006, which has already been accrued. Further, the Company anticipates that the amounts of capitalized environmental projects and the expense of environmental compliance will approximate current levels. The Company has an Environmental, Health and Safety (EH&S) department that implements and assesses compliance to policies, procedures and controls around the Company’s environmental exposures and possible liabilities. These policies, procedures and controls are intended to assure that the Corporate EH&S department is aware of all issues that may have a potential impact on the Company. While it is not possible to predict with certainty, management believes environmental cleanup-related reserves at December 31, 2005 are reasonable and adequate, and environmental matters are not expected to have a material adverse effect on financial condition. However, if these matters are resolved in a manner different from the estimates, they could have a material adverse effect on the Company’s operating results.

23.	LITIGATION AND CONTINGENCIES

The Company is one of a number of defendants in numerous proceedings that allege that the plaintiffs were injured from exposure to hazardous substances purportedly supplied by the Company and other defendants or that existed on company premises. The Company is also subject to a number of environmental contingencies (see Note 22, “Environmental Costs,” for further detail) and is a defendant in a number of lawsuits covering a wide range of other matters. In some of these matters, the remedies sought or damages claimed are substantial. While it is not possible to predict with certainty the ultimate outcome of these lawsuits or the resolution of the environmental contingencies, management believes, after consultation with counsel, that resolution of these matters is not expected to have a material adverse effect on financial condition. However, if these matters are resolved in a manner different from management’s current expectations, they could have a material adverse effect on the Company’s operating results or cash flows.

The Company is involved in a value-added tax dispute in Peru. Management believes the Company was targeted by corrupt officials within a former Peruvian government. On December 2, 1999, Engelhard Peru, S.A., (now Engelhard Peru S.A.C. en liquidaciόn or “Engelhard Peru”), a wholly owned subsidiary, was denied refund claims of approximately $28 million. The Peruvian tax authority also determined that Engelhard Peru is liable for approximately $63 million in refunds previously paid, fines and interest as of December 31, 1999. Interest and fines continue to accrue at rates established by Peruvian law. The Peruvian Tax Court ruled on February 11, 2003 that Engelhard Peru was liable for these amounts, overruling precedent to apply a “form over substance” theory without any determination of fraudulent participation by Engelhard Peru. Engelhard Peru filed a constitutional action against the Peruvian tax authority and Tax Court. On May 3, 2004, the judge in this action ruled that none of the findings of the Peruvian tax authorities were properly applicable to Engelhard Peru based on several grounds, including improper use of a presumption of guilt with no actual proof of irregularity in the transactions of Engelhard Peru. The government of Peru prevailed on appeal to the Superior Court and prevailed again on appeal to Peru’s Constitutional Court. Although management believes, based on consultation with counsel, that this is an extraordinary decision that is plainly inconsistent with the law and the facts, no further appeal in Peru is likely to be productive. Management believes based on consultation with counsel, that the maximum economic exposure is limited to the aggregate value of all assets of Engelhard Peru. That amount, which is approximately $30 million, including unpaid refunds, has been fully provided for in the accounts of the Company.

In late October 2000, a criminal proceeding alleging tax fraud and forgery related to this value-added tax dispute was initiated against two Lima-based officials of Engelhard Peru. In September 2005, a Superior prosecutor concluded that there was no basis for the criminal proceedings against several defendants, including both officials of Engelhard Peru. Final dismissal of those criminal charges remains subject to judicial review and determination of the Supreme Prosecutor. Although Engelhard Peru is not a defendant, it may be civilly liable in Peru if its representatives are found responsible for criminal conduct. In its own investigation, and in detailed review of the materials presented in Peru, management has not seen any evidence of tax fraud by these officials. Accordingly, Engelhard Peru is assisting in the vigorous defense of this proceeding. As noted above, management believes the economic exposure is limited to the aggregate of all assets of Engelhard Peru, which amount has been fully provided for in the accounts of the Company.

On January 4, 2006, Scott Sebastian, who alleges that he is a stockholder of the Company, commenced a purported class action on behalf of the stockholders of the Company against the Company and all of its directors in the Chancery Division of the New Jersey Superior Court for Middlesex County. The complaint alleges that the defendants breached their fiduciary duties in connection with their response to BASF’s proposal to acquire the Company and seeks declaratory and injunctive relief and damages. On January 4, 2006, Hindy Silver, who alleges that she is a stockholder of the Company, commenced a purported class action on behalf of the stockholders of the Company against the Company and all of its directors in the Chancery Division of the New Jersey Superior Court for Mercer County. The complaint alleges that the defendants breached their fiduciary duties in connection with their response to BASF’s proposal to acquire the Company and seeks injunctive relief and an accounting. On January 17, 2006, the plaintiffs in the Sebastian and Silver actions moved to transfer the Sebastian action to the New Jersey Superior Court for Mercer County and to consolidate the two actions in that Court. The defendants cross-moved to stay the New Jersey actions until the Delaware actions, described below, have been resolved or, in the alternative, to dismiss the New Jersey actions for failure to state a claim, and plaintiffs moved for expedited discovery. Plaintiffs opposed defendants’ cross-motions and requested leave to file an amended complaint if the Court was inclined to grant defendants’ motion to dismiss. The proposed amended complaint adds, among other things, allegations that the Schedule 14D-9 filed by the Company with the SEC fails to disclose material information that the proposed amended complaint alleges is needed by Engelhard shareholders to be able to make an informed decision concerning whether to tender their shares to BASF. The proposed amended complaint seeks declaratory and injunctive relief and damages. Defendants opposed plaintiffs’ motion for expedited discovery and motion to amend their complaint. Argument on all motions and cross-motions was held on February 9, 2006 in the New Jersey Superior Court for Mercer County. The Court stated that the motion to consolidate would be granted and took the other matters under advisement.

On January 5, 2006, Laura Benjamin and Sam Cohn, and on January 6, 2006, Stewart Simon, all of whom purport to be stockholders of the Company, each commenced a purported class action on behalf of the stockholders of the Company against the Company and all of its directors in the Delaware Court of Chancery for New Castle County. Each complaint alleged that the defendants breached their fiduciary duties in connection with their response to BASF’s proposal to acquire the Company and sought injunctive relief. The Benjamin and Cohn complaints also sought damages and the Simon complaint sought an accounting. On January 13, 2006 these three actions were consolidated under the caption In re: Engelhard Corporation Shareholders Litigation, Consolidated C.A. No. 1871-N, in the Delaware Court of Chancery for New Castle County, and a Consolidated Amended Complaint was filed and served which names the same defendants and contains allegations similar to those made in the complaints initially filed in the underlying actions, and seeks injunctive relief and damages. On the same day, plaintiffs served a request for production of documents. On January 17, 2006, the court entered an order governing the protection and exchange of confidential information. On January 24, 2006, the Court entered a case management order. Defendants have begun to produce documents to plaintiffs. On January 25, 2006, with defendants’ consent, the Court granted plaintiffs leave to file a Second Consolidated Amended Complaint. The Second Consolidated Amended Complaint adds, among other things, allegations that the Schedule 14D-9 filed by the Company with the SEC fails to disclose material information concerning what the Company and its Board of Directors are doing with respect to the exploration of strategic alternatives to BASF’s offer and fails to disclose information that is material to evaluating the opinion Merrill Lynch provided to the Company’s Board of Directors that BASF’s offer is inadequate from a financial point of view.

The Company and the individual defendants believe the claims made in each of the putative class action suits described above are without merit and intend to vigorously defend against these suits.

24.	COMPREHENSIVE INCOME

Changes in accumulated other comprehensive income(loss) are as follows:

(in millions)	Cash flow derivative adjustment, net of tax	Foreign currency translation adjustment	Minimum pension liability adjustment, net of tax	Investment adjustment, net of tax	Total accumulated other comprehensive income(loss)
Balance at December 31, 2002	$(0.2)	$(31.7)	$(83.1)	$(0.2)	$(115.2)
Period change	(0.1)	77.8	21.1	0.5	99.3
Balance at December 31, 2003	(0.3)	46.1	(62.0)	0.3	(15.9)
Period change	(1.5)	38.7	(16.0)	(0.3)	20.9
Balance at December 31, 2004	(1.8)	84.8	(78.0)	—	5.0
Period change	11.0	(50.0)	(10.7)	—	(49.7)
Balance at December 31, 2005	$9.2	$34.8	$(88.7)	$—	$(44.7)

The cash flow derivative adjustment is shown net of income tax (expense) benefit of $(7.6) million, $1.1 million and less than $0.1 million  in 2005, 2004 and 2003, respectively.

The foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. entities, however the balance as of December 31, 2005 is shown net of income tax expense of $5.1 million, related to the mark-to-market of the Company’s net investment hedges.

The minimum pension liability adjustment is shown net of income tax (expense) benefit of $7.2 million, $10.8 million and $(8.3) million in 2005, 2004 and 2003, respectively.

The investment adjustment is shown net of income tax (expense) benefit of $0.2 million and $(0.3) million in 2004 and 2003, respectively.

25.	SUPPLEMENTAL INFORMATION

The following table presents certain supplementary information to the Company’s “Consolidated Statements of Cash Flows”:

SUPPLEMENTARY CASH FLOW INFORMATION
(in millions)

	2005	2004	2003
Cash paid during the year for:
Interest	$33.7	$26.9	$25.9
Income taxes	44.0	55.9	46.2
Materials Services related:
Change in assets and liabilities - source(use):
Receivables	$3.3	$(2.7)	$11.8
Committed metal positions	(357.0)	(144.8)	341.8
Inventories	(0.1)	0.3	0.8
Other current assets	(0.7)	0.1	(0.2)
Other noncurrent assets	0.1	—	—
Accounts payable	11.5	124.1	4.6
Hedged metal obligations	346.5	(8.6)	(225.0)
Other current liabilities	2.6	—	(26.2)
Net cash flows from changes in assets and liabilities	$6.2	$(31.6)	$107.6

	2005	2004	2003
All Other:
Change in assets and liabilities - source(use):
Receivables	$(126.2)	$9.3	$(8.1)
Inventories	(73.0)	(2.4)	1.9
Other current assets	(9.2)	(3.9)	4.4
Other noncurrent assets	0.8	7.4	(29.6)
Accounts payable	82.4	(7.5)	(23.4)
Other current liabilities	30.0	(14.5)	0.4
Noncurrent liabilities	(6.6)	17.7	5.7
Net cash flows from changes in assets and liabilities	$(101.8)	$6.1	$(48.7)

The above changes in assets and liabilities exclude the impact of foreign currency changes on existing balances. Changes in foreign currency accounts are translated at appropriate average rates.

The following tables present certain supplementary information to the Company’s “Consolidated Balance Sheets”:

SUPPLEMENTARY BALANCE SHEET INFORMATION
Other current assets
(in millions)

	2005	2004
Prepaid insurance	$9.0	$9.3
Current deferred taxes	102.6	99.1
Fair value derivative instruments	14.9	10.5
Current assets from discontinued operations	0.1	5.3
Other	18.8	16.5
Other current assets	$145.4	$140.7

Other current liabilities (in millions)
	2005	2004
Income taxes payable	$62.2	$39.3
Payroll-related accruals	76.9	73.1
Deferred revenue	1.4	3.1
Interest payable	6.7	6.7
Non-income tax accruals	5.5	7.3
Restructuring reserves	0.1	1.9
Product warranty reserves	4.2	8.7
Fair value derivative instruments	—	7.3
Accrued professional fees	4.8	5.2
Accrued insurance expense	7.6	3.8
Current liabilities from discontinued operations	1.0	1.0
Other	95.0	92.0
Other current liabilities	$265.4	$249.4

26.	SUBSEQUENT EVENTS

In January of 2006, BASF announced a tender offer for all of the outstanding shares of the Company’s stock, for $37.00 per share. Since then, the Company’s stock has traded above $40.00 per share. As a result, many employees and former employees exercised vested stock options resulting in proceeds of $59.7 million and an increase in the shares outstanding of 2.8 million shares as of February 21, 2006. As a result of the BASF Offer, the Company was required to fund a trust account for certain previously unfunded retirement programs for current and former senior executives and directors, resulting in a cash payment to this trust of approximately $111 million in January 2006. Should a change in control of the Company occur at a price of $37.00 per share, additional cash payments of approximately $85 million will be due to certain employees.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Engelhard Corporation

We have audited the accompanying consolidated balance sheets of Engelhard Corporation as of December 31, 2005 and 2004, and the related consolidated statements of earnings, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Engelhard Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Engelhard Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2006 expressed an unqualified opinion thereon.

As described in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“Statement”) No. 143, Accounting for Asset Retirement Obligations, effective January 1, 2003.

/s/ Ernst & Young LLP
MetroPark, New Jersey
March 2, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Engelhard Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Engelhard Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Engelhard Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Engelhard Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Engelhard Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Engelhard Corporation and our report dated March 2, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
MetroPark, New Jersey
March 2, 2006

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)
($ in millions, except per-share amounts)

	First quarter	Second quarter	Third quarter	Fourth quarter
2005
Net sales	$1,018.7	$1,098.2	$1,208.3	$1,271.8
Gross profit	168.7	185.4	174.6	189.3
Net earnings	58.0	57.9	58.5	63.9
Basic earnings per share	0.48	0.48	0.49	0.53
Diluted earnings per share	0.47	0.47	0.48	0.53

2004
Net sales	$1,031.1	$1,099.3	$995.4	$1,010.3
Gross profit	159.4	169.7	169.7	171.8
Net earnings	50.3	68.0	59.1	58.1
Basic earnings per share	0.41	0.55	0.48	0.48
Diluted earnings per share	0.40	0.54	0.47	0.47

Results in the first quarter 2005 include a tax provision benefit of $2.7 million resulting from an agreement reached with the Internal Revenue Service with respect to the Company’s tax returns for 2001.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this annual report were effective to provide reasonable assurance that material information related to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings would be communicated to them on a timely basis. There was no change in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. There have been no significant changes in the Company’s internal control over financial reporting which could significantly affect internal control over financial reporting subsequent to the date the Company carried out its evaluation.

The Company’s management, including the CEO and CFO, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the reality that judgments and estimates can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met and, as set forth above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of December 31, 2005, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a) Directors -

Information concerning directors of the Company is included under the caption “Election of Directors,” “Information with Respect to Nominees and Directors Whose Terms Continue,” “Share Ownership of Directors and Officers,” and “Corporate Governance” in the Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

(b) Executive Officers - See information of Executive Officers under item 4A on page 11.

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

Information concerning executive compensation is included under the captions “Executive Compensation and Other Information,” “Pension Plans,” “Employment Contracts, Termination of Employment and Change in Control Arrangements” and the “Performance Graph” of the Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain beneficial owners and management is included under the captions “Information as to Certain Shareholders” and “Share Ownership of Directors and Officers” of the Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

Securities Authorized for Issuance under Equity Compensation Plans as of December 31, 2005

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

We have one plan that did not require approval by shareholders: The Engelhard Corporation Stock Option Plan of 1999.

EQUITY COMPENSATION PLAN INFORMATION

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	6,977,993 (2)	$22.12	5,769,824(3)(4)

Equity compensation plans not approved by security holders (5)	3,882,109	$24.65	700,989

Total	10,860,102	$23.04	6,470,813

(1)
The weighted-average exercise price of outstanding options, warrants and rights excludes phantom stock units discussed in item (2) below. These shares have already been earned by the participant and as such have no exercise price.

(2)
Includes 78,742 phantom stock units granted under the Deferred Stock Plan for Non-Employee Directors. This also includes 103,299 phantom stock units granted under the Deferred Compensation Plan for Directors.

(3)
Includes a combined 1,161,443 shares available under the Key Employee Stock Bonus Plan and the Stock Bonus Plan for Non-Employee Directors, both of which are restricted share programs. In addition, includes 88,388 phantom stock units available for grant under the Engelhard Corporation Deferred Stock Plan for Non-Employee Directors. The Engelhard Corporation 2002 Long Term Incentive Compensation Plan permits the issuance of up to 500,000 restricted shares, restricted share units, performance shares, performance units and other share-based awards.

(4)
The Deferred Compensation Plan for Directors of Engelhard Corporation permits non-employee directors to defer director fees. The deferred fees may at the election of the director be applied towards the purchase of deferred stock units based on a then current market price of the Company’s common stock. The directors make an irrevocable election as to the timing of when these deferred stock units will be converted into shares of the Company’s common stock. This plan, although approved by shareholders, did not provide a maximum number of shares to be issued under the plan. The Company filed a registration statement during 1991 under the Securities Act of 1933, as amended, which registered 168,750 shares (adjusted for stock splits). As of December 31, 2005, 148,331 shares have been used against this registration leaving 20,419 available for future issuance. This amount is included in the shares available for future issuance in column c above.

(5)
The Engelhard Corporation Stock Option Plan of 1999 was approved by the Company’s Board of Directors on December 16, 1999. This plan, as amended, reserved up to 5,500,000 shares of the Company’s common stock for issuance under the plan to key employees (excluding elected officers). Options granted are nonqualified stock options and the grant price is the fair market value of the Company’s stock on the date of grant. Options vest in equal installments over a four-year period. Options expire no later than the 10th anniversary from the date of grant. No option may be granted under the plan after December 16, 2009. Options outstanding under this plan are 3,882,109 as of December 31, 2005.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain transactions is included under the caption “Certain Transactions” of the Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning certain transactions is included under the caption “Independent Registered Public Accounting Firm” of the Proxy Statement for the 2006 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits			Pages

(a)	(1)	Financial Statements and Schedules

		Reports of Independent Auditors	87-88

		Consolidated Statements of Earnings for each of the three years in the period ended December 31, 2005	44

		Consolidated Balance Sheets at December 31, 2005 and 2004	45

		Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2005	46

		Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended December 31, 2005	47

		Notes to Consolidated Financial Statements	48-86

	(2)	Financial Statement Schedules

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
*

(10)	(dd)	Summary of the Compensation of Non-Employee Directors of Engelhard Corporation (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 11, 2005)	*

(10)	(ee)	Five-Year Credit Agreement, dated as of March 7, 2005 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 11, 2005)	*

(10)	(ff)	Amendment to Key Employees Stock Bonus Plan of Engelhard Corporation (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 8, 2005).	*

* Incorporated by reference as indicated.

Exhibits			Pages

(10)	(gg)	Enhanced Salary Continuation Policy (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 23, 2006).	*

(10)	(hh)	Salary Continuation Policy (incorporated by Reference to Form 8-K filed with the Securities and Exchange Commission on January 23, 2006).	*

(10)	(ii)	Form of letter agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 23, 2006).	*

(10)	(jj)	Change in Control Agreement for Edward Wolynic, effective January 21, 2006 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 23, 2006).	*

(10)	(kk)	Form of Directors Nonqualified Stock Option Agreement (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 8, 2005).	*

(10)	(11)	Amendment to Employment Agreement for Barry W. Perry, dated as of February 3, 2005 (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 3, 2005).	*

(10)	(mm)	Form of LTPU award letter under the Engelhard Corporation 2002 Long Term Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 3, 2005).	*

(10)	(nn)	Summary of Management Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 3, 2005).	*

(12)		Computation of the Ratio of Earnings to Fixed Charges.	101

(21)		Subsidiaries of the Registrant.	102-103

(23)		Consent of Independent Auditors.	104

(24)		Powers of Attorney.	105-109

(31)(a)		Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	110

(31)(b)		Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	111

(32)		Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. This certification accompanies this report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 or any other provision of the Securities Exchange Act of 1934, as amended.	112

* Incorporated by reference as indicated.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Iselin, New Jersey on the 3rd day of March 2006.

Engelhard Corporation
Registrant

/s/ Barry W. Perry
Barry W. Perry
(Chairman and Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry W. Perry	Chairman and Chief Executive Officer &	March 3, 2006
Barry W. Perry	Director (Principal Executive Officer)
_________________________________
/s/ Michael A. Sperduto	Vice President and Chief Financial	March 3, 2006
Michael A. Sperduto	Officer (Principal Financial Officer)

/a/ Alan J. Shaw	Controller (Principal Accounting Officer)	March 3, 2006
Alan J. Shaw

*	Director	March 3, 2006
Marion H. Antonini

*	Director	March 3, 2006
David L. Burner

*	Director	March 3, 2006
James V. Napier

*	Director	March 3, 2006
Henry R. Slack

*	Director	March 3, 2006
Douglas G. Watson

*
By this signature below, Arthur A. Dornbusch, II has signed this Form 10-K as attorney-in-fact for each person indicated by an asterisk pursuant to duly executed powers of attorney filed with the Securities and Exchange Commission included herein as Exhibit 24.

/s/ Arthur A. Dornbusch, II	March 3, 2006
Arthur A. Dornbusch, II