Form 10-K/A
period 2005-12-31
ENGELHARD CORP
filed 2006-04-28
CIK 352947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

Form 10-K/A
(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-8142
_____________

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes x. No. o.

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes o. No. x.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x. No. o.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. Yes x. No. o.

     Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check One):

     Large accelerated filer x      Accelerated filer o      Non-accelerated filer o

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes o. No. x.

     The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on the closing price on the New York Stock Exchange on June 30, 2005 was approximately $3,429,142,955.

     As of February 28, 2006, 123,758,521 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

     Explanatory Note to Amendment: The registrant hereby amends Part III of its Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission on March 3, 2006, solely to include information previously contemplated to be incorporated by reference.

PART III

Item 10.      Directors and Executive Officers of the Registrant

     (a) Directors

     Our Board of Directors consists of three classes, Class I, Class II and Class III. Each class currently consists of two members who serve for full three-year terms. The Class I Directors are scheduled to stand for reelection at the Annual Meeting. In addition, the Board will increase its size from six to nine members at the Annual Meeting, and shareholders will be asked to elect nominees for the three newly-created vacancies. These three nominees will be spread across our three Classes of directors as set forth below. As a result, shareholders will be asked to elect a total of five directors at the Annual Meeting. All of the Company’s nominees have consented to their nomination for election to the Board.

     Mr. Marion H. Antonini and Mr. Henry R. Slack are nominees for reelection as Class I Directors. If elected, they will serve until 2009. To fill the three vacancies created by the expansion of the Board at the Annual Meeting from six to nine seats, the Board has nominated Mr. Alain Lebec, Mr. Howard L. Minigh and Mr. Michael A. Sperduto. If elected, Mr. Sperduto will serve as a Class I Director with a term expiring in 2009, Mr. Minigh will serve as a Class II Director with a term expiring in 2008, and Mr. Lebec will serve as a Class III Director, with a term expiring in 2007. Each of Messrs. Minigh and Mr. Lebec will receive either (i) the standard director compensation, as described on page 8 of this Amendment, in the event they are elected as directors, or (ii) $40,000 for agreeing to serve as nominees, in the event they are not elected as directors. Mr. Sperduto will not receive any compensation for agreeing to serve as a nominee or as a director as Mr. Sperduto is currently our Vice President and Chief Financial Officer.

       The Board has determined that Mr. Minigh and Mr. Lebec are “independent” as defined by New York Stock Exchange (“NYSE”) Listing Standards and our Director Independent Standards. Mr. Sperduto, the Company’s Vice President and Chief Financial Officer, is not “independent” as defined by New York Stock Exchange (“NYSE”) Listing Standards and our Director Independent Standards.

     Directors will be elected by the affirmative vote of a majority of the votes cast at the Meeting.

INFORMATION WITH RESPECT TO NOMINEES AND
DIRECTORS WHOSE TERMS CONTINUE

     The following table sets forth the name and age of each nominee and each Director whose term continues, all other positions and offices, if any, now held with Engelhard and principal occupation during the last five years.

Nominees for Re-election at this Meeting,
Ages, Principal Business Experience During the
Past Five Years, Board Memberships (Class I)

MARION H. ANTONINI
Age 75. Mr. Antonini has been a director of Engelhard since 1985. He has been a Principal of Kohlberg & Co., a private merchant banking firm, since March 1998 and has served as a director and an executive for many companies in which Kohlberg & Co. held an interest. One of these, Printing Arts America, a private commercial printing company, filed a Chapter 11 bankruptcy petition in October 2001, within two years of Mr. Antonini’s resignation as its President. From 1989 to 1998, he was Chairman and Chief Executive Officer of Welbilt Corporation. He is also a director of Orion Food Systems.

HENRY R. SLACK
Age 56. Mr. Slack has been a director of Engelhard since 1981, resigned May 21, 1999, and was re-elected to the Board of Directors as a Class I director on June 3, 1999. He has been a director and the Chairman of Terra Industries Inc., a global nitrogen-based fertilizer company, since April 2001. From June 1999 to August 2002, he was Chairman of Task (USA) Inc., a private investment company. From 1991 to June 1999 he was the Chief Executive Officer of Minorco SA, an international natural resources company. From 1998 to 2002 he was a director of SABMiller plc. He is also a director of E. Oppenheimer & Son International.

Nominee for Election at this Meeting,
Upon the Board’s Increasing its Size at the Meeting to Nine Directors,
Age, Principal Business Experience During the
Past Five Years, Board Memberships (Class I)

MICHAEL A. SPERDUTO
Age 48. Mr. Sperduto has served as Engelhard’s Vice President and Chief Financial Officer since January 1, 2003. From August 2001 to December 2002, in addition to serving as Engelhard’s Vice President and Chief Financial Officer, Mr. Sperduto was also Engelhard’s Controller. From August 1998 to July 2001, Mr. Sperduto served as Engelhard’s Controller. From July 1998 to July 1999, Mr. Sperduto was Engelhard’s Vice President of Finance. Since 2003, Mr. Sperduto has served on the Advisory Board and as a Trustee for Rutgers University Business School.

Nominee for Election at this Meeting,
Upon the Board’s Increasing its Size at the Meeting to Nine Directors,
Age, Principal Business Experience During the
Past Five Years, Board Memberships (Class II)

HOWARD L. MINIGH
Age 57. Mr. Minigh has been the owner of HM Advisors, LLC, a management consulting firm, since July 2005, and a Partner in Trishul Capital Partners, a private equity firm, since July 2003. From September 2000 to June 2003, Mr. Minigh was Group Vice President, Agriculture & Nutrition Business Group of DuPont. From 1994 to June 2000, Mr. Minigh was President of the Cyanamid Global Agricultural Products division of American Home Products Corporation. Mr. Minigh is a director of MetaMorphix, Inc., an animal genomics and biotechnology company, and Saffron Rouge, an e-commerce retailer of cosmetics company.

Nominee for Election at this Meeting,
Upon the Board’s Increasing its Size at the Meeting to Nine Directors,
Age, Principal Business Experience During the
Past Five Years, Board Memberships (Class III)

ALAIN LEBEC
Age 56. Mr. Lebec has been a Member and Senior Managing Director of Brock Capital Group LLC, a private advisory and investment firm, since April 2003. From 1996 until February 2003, Mr. Lebec was Vice Chairman of Investment Banking for Merrill Lynch & Co., Inc. Mr. Lebec is a director of United Way of Greenwich, Inc., co-founder and director of Reading Excellence and Discovery Foundation and Trustee of Brunswick School, Inc.

Current Directors with Terms Expiring May 2007,
Ages, Principal Business Experience During the
Past Five Years, Board Memberships (Class II)

DAVID L. BURNER
Age 66. Mr. Burner has been a director of Engelhard since October 2003. He was the Chairman and Chief Executive Officer of Goodrich Corporation, an aerospace systems and services company, from prior to 2001 until his retirement in October 2003. He is also a director of Progress Energy, Inc., Milacron, Inc., Lance, Inc. and Briggs & Stratton Corporation.

JAMES V. NAPIER
Age 69. Mr. Napier has been a director of Engelhard since 1986. Currently retired, he was the Chairman of Scientific-Atlanta, Inc., a communications manufacturing company, from 1993 until his retirement in November 2000. He is also a director of Intelligent Systems Corporation, Vulcan Materials Company, McKesson Corporation and Wabtec Corporation.

Current Directors with Terms Expiring May 2008,
Ages, Principal Business Experience During the
Past Five Years, Board Memberships (Class III)

BARRY W. PERRY
Age 59. Mr. Perry has been a director of Engelhard since 1997. He has been the Chairman and Chief Executive Officer of Engelhard since January 2001. Prior to 2001, he was the President and Chief Operating Officer of Engelhard. Mr. Perry is also a director of Arrow Electronics, Inc. and Cookson Group plc.

DOUGLAS G. WATSON
Age 61. Mr. Watson has been a director of Engelhard since 1991. He has been the Chief Executive Officer of Pittencrieff Glen Associates, a leadership and management-consulting firm, since July 1999. From July 2000 to September 2001, he was the President and Chief Executive Officer of ValiGen N.V., a biotechnology company. He is also a director of Dendreon Corporation, InforMedix, Inc., Genta Inc. and BioElectronics Inc., and director and Chairman of Javelin Pharmaceuticals Inc. and OraSure Technologies, Inc.

SHARE OWNERSHIP OF DIRECTORS, NOMINEES AND OFFICERS

How much Common Stock do Engelhard’s Directors, Nominees and Executive Officers own?

     Set forth in the following table is the beneficial ownership of Common Stock as of March 1, 2006 for all nominees, Directors, each of the Executive Officers listed on the Summary Compensation Table and all Directors and Executive Officers as a group.

Name	Shares		Percent
Marion H. Antonini	107,394	(1)(2)(3)(4)(5)	*
David L. Burner	11,081	(1)(2)(5)	*
Arthur A. Dornbusch, II	754,787	(6)(7)	*
John C. Hess	300,731	(6)(7)	*
Alain Lebec	0		*
Howard L. Minigh	0		*
James V. Napier	69,755	(1)(2)(3)(5)	*
Barry W. Perry	1,955,071	(2)(6)(7)	1.54
Henry R. Slack	30,880	(1)(2)(4)(5)	*
Michael A. Sperduto	328,856	(6)(7)	*
Douglas G. Watson	85,520	(1)(2)(3)(5)	*
Edward T. Wolynic	242,030	(6)(7)	*
All Directors, Nominees and Executive Officers as a group	4,139,088	(1)(2)(3)(4)(5)(6)(7)	3.26

* Represents beneficial ownership of less than 1%.

(1)	Includes 22,500 shares of Common Stock subject to options granted to each of Messrs. Napier and Watson, 13,500 shares of Common Stock subject to options granted to Mr. Slack and 10,500 shares of Common Stock subject to options granted to Mr. Antonini and 2,250 shares of Common Stock subject to options granted to Mr. Burner under our Directors Stock Option Plan, all of which options may be exercised within 60 days from March 1, 2006.

(2)	Includes 23,456, 1,238, 18,549, 4,032 and 10,670 non-voting deferred stock units earned by Messrs. Antonini, Burner, Napier, Slack and Watson, respectively, under the Deferred Stock Plan for Non-employee Directors. Each deferred stock unit will be converted into a share of Common Stock upon termination of service. Also includes 21,470 non-voting restricted stock units for Mr.Perry.

(3)	Includes 59,843, 18,183 and 14,564 non-voting deferred stock units held by Messrs. Antonini, Napier and Watson, respectively, under the Deferred Compensation Plan for Directors of Engelhard. Each deferred stock unit will be converted into a share of Common Stock at a future date based on the prior written request of each respective Director as prescribed by the Plan.

(4)	Includes 1,000 and 3,225 shares as to which Messrs. Antonini and Slack, respectively, disclaim beneficial ownership.

(5)	Includes 7,593 shares of voting, but unvested, Common Stock for each of Messrs. Antonini, Burner, Napier, Slack and Watson granted under the Stock Bonus Plan for Non-employee Directors.

(6)	Includes 576,171, 259,815, 1,734,591, 274,701, 207,889 and 3,316,613 shares of Common Stock subject to options granted to Messrs. Dornbusch, Hess, Perry, Sperduto, Wolynic and all Directors and Executive Officers as a group, respectively, under our Stock Option Plan of 1991, the Stock Option Plan of 1999 for Certain Key Employees, the Directors Stock Option Plan and the 2002 Long Term Incentive Plan, all of which options may be exercised within 60 days from March 1, 2006.

(7)	Includes 15,606, 11,246, 85,581, 18,053, 13,448 and 160,875 shares of voting, but unvested, restricted Common Stock held by Messrs. Dornbusch, Hess, Perry, Sperduto, Wolynic and all Directors and Executive Officers as a group, respectively.

CORPORATE GOVERNANCE

How often did the Board of Directors meet during 2005?

     Our Board of Directors held a total of 8 meetings during 2005. During 2005, all of our Directors attended more than 75% of the meetings of the Board and meetings of committees of the Board on which they served.

     Engelhard’s Corporate Governance Guidelines provide that directors are expected to attend the annual meeting of shareholders. All then members of Engelhard’s Board of Directors, except Mr. Slack, attended the Annual Meeting of Shareholders in 2005.

What committees does the Board of Directors have?

     Among the standing committees of the Board of Directors are the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. Copies of the charters for these committees, as well as Engelhard’s Corporate Governance Guidelines, Engelhard’s Policies of Business Conduct and Senior Financial Officer Ethics Code, are available under the Corporate Governance portion of the Investor Relations section of our website at www.engelhard.com and without charge in print to any shareholder who requests them from our Corporate Secretary. The Board of Directors also has a Pension and Employee Benefit Committee and an Executive Committee.

Audit Committee

     The members of the Audit Committee are Mr. Watson (Chairman), Mr. Burner and Mr. Napier. The Audit Committee assists the Board of Directors’ oversight of (a) the integrity of Engelhard’s financial statements, (b) the independent auditor’s qualifications and independence, (c) the performance of Engelhard’s internal audit function and independent auditors and (d) Engelhard’s compliance with legal and regulatory requirements. The Audit Committee has the sole authority to appoint and terminate Engelhard’s independent auditors. The Board of Directors has determined that all three members of the Audit Committee are audit committee financial experts as described in Item 401(h) of Regulation S-K. In addition, the Board of Directors has determined that each of the members of the Audit Committee is “independent” as defined by the New York Stock Exchange (“NYSE”) Listing Standards and the rules of the SEC applicable to audit committee members and our Director Independence Standards, a copy of which is attached as Appendix A to this Proxy statement (the “Director Independence Standards”). The Audit Committee meets the definition of an audit committee as set forth in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Audit Committee held 10 meetings during 2005 and conducted a review and self-

assessment in 2005. Mr. Burner currently serves on three other audit committees, in addition to Engelhard’s. The Board of Directors has determined that such service would not impair Mr. Burner’s ability to effectively serve on Engelhard’s Audit Committee, and has approved such service pursuant to our Corporate Governance Guidelines.

Compensation Committee

     The members of the Compensation Committee are Messrs. Antonini (Chairman) Napier and Slack. The Compensation Committee assists the Board of Directors by taking direct responsibility for (a) reviewing and approving corporate goals and objectives relevant to the Chief Executive Officer’s compensation, evaluating the Chief Executive Officer’s compensation in light of these goals and objectives and, either as a committee or together with the other independent directors (as directed by the Board), determining and approving the Chief Executive Officer’s compensation level based on this evaluation, (b) reviewing and approving compensation for executives (other than the Chief Executive Officer) and reviewing and making recommendations to the Board with respect to incentive compensation and equity-based plans, and (c) producing an annual report on executive compensation for inclusion in the Company’s proxy statement in accordance with applicable laws, rules and regulations. The Board of Directors has determined that each member of the Compensation Committee is “independent” as defined by the NYSE Listing Standards and our Director Independence Standards. The Compensation Committee (and its predecessor) held six meetings during 2005 and conducted a review and self-assessment in 2005. See “Compensation Committee Report on Executive Compensation” on page 21 for more information.

Nominating and Governance Committee

     The members of the Nominating and Governance Committee are Messrs. Watson (Chairman) and Antonini. The Nominating and Governance Committee is primarily responsible for (a) identifying individuals qualified to become Board members and recommending to the Board the director nominees for the next annual meeting of shareholders or to be appointed by the Board to fill an existing or newly created vacancy on the Board, (b) overseeing the evaluation of the Board and management and (c) developing and recommending to the Board the Corporate Governance Guidelines applicable to the Company. The Board of Directors has determined that each member of the Nominating and Governance Committee is “independent” as defined by the NYSE Listing Standards and our Director Independence Standards. The Nominating and Governance Committee held three meetings in 2005 and conducted a review and self-assessment in 2005.

     The Nominating and Governance Committee selects each nominee based on the nominee’s skills, achievements and experience. As set forth in Engelhard’s Corporate Governance Guidelines, the following criteria will be considered in selecting candidates for the Board: independence, wisdom, integrity, an understanding and general acceptance of Engelhard’s corporate policy, valid business or professional knowledge and experience that can bear on Engelhard’s and the Board of Directors’ challenges and deliberations, a proven record of accomplishment with excellent organizations, an inquiring mind, a willingness to speak one’s mind, an ability to challenge and stimulate management, future orientation, a willingness to commit time and energy, diversity, and international/global experience. The Nominating and Governance Committee considered suggested nominees from a variety of sources, including directors, management and the Company’s independent financial advisor, Merrill Lynch & Co. Each of Mr. Minigh and Mr. Lebec were among candidates recommended for nomination by Merrill Lynch & Co.

     When seeking candidates for the Board, the Nominating and Governance Committee may solicit suggestions from incumbent Directors, management, shareholders or others. After conducting an initial evaluation of a candidate, the Nominating and Governance Committee may also ask the candidate to meet with management. If the Committee believes a candidate would be a valuable addition to the Board, it will recommend to the full Board that candidate’s election. The Nominating and Governance Committee has the authority under its charter to retain a search firm. The Company has engaged an executive recruitment firm, reporting to the Nominating and Governance Committee, to identify and conduct preliminary evaluations of potential nominees.

     Engelhard’s Corporate Governance Guidelines provide that the Governance and Nominating Committee will consider proposals for nominees for Director by shareholders, which are made in writing to Corporate Secretary, Engelhard Corporation, 101 Wood Avenue, Iselin, New Jersey 08830. In order to nominate a director at the Annual Meeting, Engelhard’s By-Laws require that a shareholder follow the procedures set forth in Article II, Section 7 of Engelhard’s By-Laws. In order to recommend a nominee for a director position, a shareholder must be a shareholder of record at the time it gives notice of recommendation and must be entitled to vote for the election of directors at the meeting at which such nominee will be considered. Shareholder recommendations must be made pursuant to written notice delivered to the Secretary at the principal executive offices of Engelhard (i) in the case of a nomination for election at an annual meeting, not less than 60 days prior to the first anniversary of the date of Engel-hard’s notice of annual meeting for the preceding year’s annual meeting; and (ii) in the case of a special meeting at which directors are to be elected, not later than the close of business on the later of the 90th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the meeting and of the nominees proposed by the Board to be elected at the special meeting. In the event that the date of the annual meeting is changed by more than 30 days from the anniversary date of the preceding year’s annual meeting, the shareholder notice described above will be deemed timely if it is received not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made.

The shareholder notice must set forth the following:
  As to each person the shareholder proposes to nominate for election as a director, all information relating to such person that would be required to be disclosed in solicitation of proxies for the election of such nominees as Directors pursuant to Regulation 14A under the Exchange Act, and such person’s written consent of the nominee to serve as a director if elected; and
  As to the nominating shareholder and the beneficial owner, if any, on whose behalf the nomination is made, such shareholder’s and beneficial owner’s, name and address as they appear on Engelhard’s books, the class and number of shares of Engelhard’s common stock which are owned of record and beneficially by such shareholder and such beneficial owner, and whether either such shareholder or such beneficial owner intends to deliver a proxy statement and form of proxy to shareholders.

     In addition to complying with the foregoing procedures, any shareholder nominating a director must also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder.

How does the Company make independence determinations for Directors?

     Under the Company’s Corporate Governance Guidelines, a majority of the Board must be comprised of directors who are independent under the Corporate Governance Standards of the New York Stock Exchange. To be deemed “independent,” the Board must determine, after due deliberation, that the director has no material relationship with the Company other than as a director. In making such determination, the Board adheres to all of the specific tests for independence included in the New York Stock Exchange listing standards and considers all other facts and circumstances it deems necessary or advisable and the standards of director independence established by the Board. During the course of a year, directors are expected to inform the Board of any material changes in their circumstances or relationships that may impact their designation by the Board as independent.

     The basis for a Board’s determination that a relationship is not material must be disclosed in the Company’s annual proxy statement. In this regard, pursuant to the Corporate Governance Standards of the New York Stock Exchange, the Board has adopted the Director Independence Standards to assist it in making determinations of independence. A copy of the Director Independence Standards used to determine is attached as Appendix A to this Proxy Statement. Any determination of independence for a director who does not meet these standards must be specifically explained.

     Each member of our Board of Directors and our Board nominees for seats to be created by the expansion of the Board at the Annual Meeting, other than Mr. Perry, our CEO and Chairman, and Mr. Sperduto, our Vice President and Chief Financial Officer (one of our Board nominees for a seat to be created by the expansion of the Board at the Annual Meeting), are “independent” as defined by the NYSE Listing Standards and our Director Independence Standards.

How can I communicate with Board members?

     Except as otherwise designated, the Chairman of the Nominating and Governance Committee will serve as the presiding Director of regularly scheduled meetings of the Non-Management Directors. Engelhard’s Corporate Governance Guidelines provide that shareholders of Engelhard and other interested parties may communicate with one or more of the Non-Management Directors by mail in care of General Counsel, 101 Wood Avenue, Iselin, New Jersey 08830. Such communications should specify the intended recipient or recipients. All such communications, other than unsolicited commercial solicitations or communications, will be forwarded to any specific addressee and any other appropriate Director or Directors for review. Unsolicited commercial materials will be available to any Non-Management Director who wishes to review it.

How are Directors compensated?

     Directors who are not our employees each receive a retainer at the annual rate of $50,000. In addition, Non-employee Directors receive a $1,500 fee for each Board meeting attended. Non-employee Directors also receive a $1,500 fee for each committee meeting attended; a $5,000 annual retainer for each committee on which they serve; and the chairman of the audit and compensation committee receives an additional $10,000 annual retainer, whereas the chairman of each other committee receives an additional $7,500 annual retainer. Directors who are employed by us do not receive any Directors’ fees or retainers.

     Pursuant to our Deferred Stock Plan for Non-Employee Directors (the “Deferred Stock Plan”), each Non-employee Director is credited with deferred stock units, each of which evidences the right to receive a share of Common Stock of Engelhard upon the Director’s termination of service. Deferred stock units had been credited to the accounts of the Non-employee Directors annually on each May 31 with an amount of deferred stock units calculated by dividing an amount equal to 40% of the annual retainer payable to such Non-employee Director then in effect by the average daily closing price per share of Common Stock of Engelhard for the 20 trading days ending two days prior to such date. For years beginning with 2003, the date deferred stock units are credited to accounts of Non-employee Directors has been changed to the record date for payment of dividends on shares of Common Stock of Engelhard oc-

curring in the last month of the second calendar quarter of each year, and deferred stock units will be credited only to Non-employee Directors serving on the May 31 immediately preceding the crediting date. When a regular cash dividend is paid on the Common Stock, the dividend equivalent on deferred stock units is reinvested in additional deferred stock units. The entire balance of a Non-employee Director’s account under the Deferred Stock Plan will be paid to the Non-employee Director, in either a lump sum or installments at the election of such Non-employee Director, in shares of our Common Stock upon the Non-employee Director’s termination of service. If a “change in control” occurs and the Non-employee Director ceases to be a Director or the Deferred Stock Plan is terminated, shares equal to the entire balance of the account will be distributed within 30 days.

     Pursuant to our Stock Bonus Plan for Non-Employee Directors (the “Directors Stock Bonus Plan”), each person who becomes a Non-employee Director prior to June 30, 2006 shall be awarded 7,593 shares of our Common Stock effective as of such person’s election to our Board of Directors. Such shares will tentatively vest in equal increments over a ten-year period. Directors are entitled to receive cash dividends on and to vote shares which are the subject of an award prior to their distribution or forfeiture. Upon termination of the Director’s service as a Non-employee Director, the Director (or, in the event of his or her death, his or her beneficiary) shall be entitled, in the discretion of the committee formed to administer the Directors Stock Bonus Plan, to receive the shares awarded to such Director which have tentatively vested up to the date of such termination of service. Shares may be received prior to such date if there has been a “change in control” (as defined in the Directors Stock Bonus Plan). If receipt of shares is accelerated due to a change in control, an additional payment will be made to compensate for the loss of the tax deferral.

     Pursuant to our 2002 Long Term Incentive Plan, each Non-employee Director in office on the date of the regular meeting of the Board in December of 2005 was granted an option to purchase 3,000 shares of Common Stock with an exercise price equal to the fair market value of such shares at the date of grant. Each option becomes exercisable in four equal installments, commencing on the first anniversary of the date of grant and annually thereafter. Each option terminates on the tenth anniversary of the date of grant. Each option held by a director will become fully exercisable upon termination if such termination is a result of disability, death or retirement after attaining age 65; options may become exercisable prior to such date if there has been a “change of control” (as defined in the 2002 Long Term Incentive Plan).

     Pursuant to our Deferred Compensation Plan for Directors, Non-employee Directors may elect to defer payment of all or a designated portion of their compensation for services as a Director into a cash or stock account. Under our Deferred Compensation Plan for Directors, deferred amounts will be paid at time of a “change in control” (as defined in the Deferred Compensation Plan) if the participant has made an advance election to that effect. In the event distribution of deferred amounts is so accelerated, an additional payment will be made in order to compensate for the loss of tax deferral resulting from the accelerated payment.

Audit Committee

     The members of the Audit Committee are Mr. Watson (Chairman), Mr. Burner and Mr. Napier. The Audit Committee assists the Board of Directors’ oversight of (a) the integrity of Engelhard’s financial statements, (b) the independent auditor’s qualifications and independence, (c) the performance of Engelhard’s internal audit function and independent auditors and (d) Engelhard’s compliance with legal and regulatory requirements. The Audit Committee has the sole authority to appoint and terminate Engelhard’s independent auditors. The Board of Directors has determined that all three members of the Audit Committee are audit committee financial experts as described in Item 401(h) of Regulation S-K. In addition, the Board of Directors has determined that each of the members of the Audit Committee is “independent” as defined by the New York Stock Exchange (“NYSE”) Listing Standards and the rules of the SEC applicable to audit committee members and our Director Independence Standards. The Audit Committee meets the definition of an audit committee as set forth in Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). The Audit Committee held 10 meetings during 2005 and conducted a review and self-assessment in 2005. Mr. Burner currently serves on three other audit committees, in addition to Engelhard’s. The Board of Directors has determined that such service would not impair Mr. Burner’s ability to effectively serve on Engelhard’s Audit Committee, and has approved such service pursuant to our Corporate Governance Guidelines.

How does the Company make independence determinations for Directors?

     Under the Company’s Corporate Governance Guidelines, a majority of the Board must be comprised of directors who are independent under the Corporate Governance Standards of the New York Stock Exchange. To be deemed “independent,” the Board must determine, after due deliberation, that the director has no material relationship with the Company other than as a director. In making such determination, the Board adheres to all of the specific tests for independence included in the New York Stock Exchange Listing Standards and considers all other facts and circumstances it deems necessary or advisable and the standards of director independence established by the Company. During the course of a year, directors are expected to inform the Board of any material changes in their circumstances or relationships that may impact their designation by the Board as independent.

     The basis for a Board’s determination that a relationship is not material must be disclosed in the Company’s annual proxy statement. In this regard, pursuant to the Corporate Governance Standards of the New York Stock Exchange, the Board adopted the Director Independence Standards to assist it in making determinations of independence. Any determination of independence for a director who does not meet these standards must be specifically explained.

     Each member of our Board of Directors and our Board nominees for seats to be created by the expansion of the Board at the Annual Meeting. Other than Mr. Perry, our CEO and Chairman, and Mr. Sperduto, our Vice President and Chief Financial Officer (one of our Board nominees for a seat to be created by the expansion of the Board at the Annual Meeting), are “independent” as defined by the NYSE Listing Standards and our Director Independence Standards.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our Executive Officers and Directors and persons who own more than 10% of a registered class of Engelhard’s equity securities to file initial reports of ownership and changes in ownership with the SEC and the NYSE. Such Executive Officers, Directors and shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to us and written representations from our Executive Officers and Directors, all persons subject to the reporting requirements of Section 16(a) filed the required reports on a timely basis for 2005, except that each of Messrs. Dornbusch and Napier inadvertently filed a Form 4 late.

     (b) Executive Officers — See information of Executive Officers under item 4A on page 11 of Form 10-K.

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

SUMMARY COMPENSATION TABLE

							Long-Term Compensation
	Annual Compensation						Awards (1)

					Other Annual		Restricted		All Other
					Compensation		Stock		Compensation
	Year	Salary ($)	Bonus ($)		($)		Awards ($)(2)	Options (#))	($)(1)(3)

Barry W. Perry	2005	1,130,000	1,300,000		279,874	(5)	1,102,013	200,000	238,810	(7)
Director, Chairman	2004	1,100,000	1,760,000		238,066	(5)	465,067	258,688	679,691	(7)
and Chief Executive	2003	1,000,000	2,014,900	(4)	169,881	(5)	1,000,288	238,388	375,398
Officer

Michael A. Sperduto	2005	343,786	533,401		—		303,940	45,424	—
Vice President and	2004	333,773	330,000		—		169,198	67,852	31,339
Chief Financial Officer	2003	307,625	243,400		—		143,434	61,168	29,581

Arthur A. Dornbusch, II	2005	340,125	448,040		16,108	(6)	230,351	34,112	192,589	(7)
Vice President,	2004	333,456	265,000		13,771	(6)	142,657	60,172	576,558	(7)
General Counsel	2003	325,323	218,100		12,092	(6)	135,209	57,460	100,607
and Secretary

Edward T. Wolynic	2005	307,467	465,220		—		242,582	35,284	—
Vice President and	2004	298,512	265,000		—		130,442	55,732	38,180
Chief Technology	2003	267,800	166,700		—		91,342	38,508	36,038
Officer

John C. Hess	2005	277,700	345,637		—		182,650	18,996	96,294	(7)
Vice President,	2004	272,255	215,000		—		101,941	38,660	113,128	(7)
Human Resources	2003	261,783	167,400		—		91,486	36,208	54,658

(1)	Our Key Employees Stock Bonus Plan, our Stock Option Plans, our 2002 Long Term Incentive Plan and our 2003 Share Performance Incentive Plan provide for acceleration of vesting in the event of a “change in control.” For information on what constitutes a “change in control,” see “Employment Contracts, Termination of Employment and Change in Control Arrangements” on page 17.

(2)	As of December 31, 2005, Messrs. Perry, Sperduto, Dornbusch, Wolynic and Hess held 74,613, 15,310, 16,091, 11,126 and 10,638 unvested shares, respectively, of stock and stock units, which were awarded pursuant to our Key Employees Stock Bonus Plan and 2002 Long Term Incentive Plan having a market value of $2,249,582, $461,597, $485,144, $335,449 and $320,736, respectively. These amounts do not include the grants of restricted stock which were made in 2006 for services rendered during 2005. Restricted stock awards of Engelhard’s Common Stock granted under the Key Employees Stock Bonus Plan and the restricted stock units granted under the 2002 Long Term Incentive Plan vest in five equal annual installments commencing in the year following the grant (or in the case of the January 2002 award of 29,300 shares to Mr. Perry, such award vests entirely on the fifth anniversary of the date of grant). Vesting will be accelerated upon the occurrence of a “change in control.” We pay dividends on restricted stock and credit dividend equivalents on restricted stock units, if and to the extent paid on Common Stock generally, but pay no dividends on stock options. For information on what constitutes a “change in control,” see “Employment Contracts, Termination of Employment and Change in Control Arrangements” on page 17.

(3)	All amounts for 2003 represent payouts pursuant to restricted cash awards made in 2000 under the Restricted Cash Incentive Compensation Plan. Amounts for 2004 include payments to Messrs. Perry, Sperduto, Dornbusch, Wolynic and Hess of $397,707, $31,339, $106,585, $38,180 and $57,906, respectively, pursuant to the Restricted Cash Incentive Compensation Plan.

(4)	Includes $750,000 awarded under the 2003 Share Performance Incentive Plan. Under this plan, Mr. Perry was entitled to a formula-based cash award if Engelhard’s average closing stock price from January 1, 2003 through December 31, 2003 exceeded $28 and the average return on Engelhard’s Common Stock during that period exceeded the average return on the S&P All Chemicals Index, or, if greater, an award of $750,000 if Engelhard’s average closing stock price for the last twenty trading days of 2003 exceeded 115% of the average closing price for the same period in 2002. The average closing price condition was met, and Mr. Perry’s award has been credited to a deferred compensation account, and will vest in three equal annual installments beginning on the first anniversary of the date of grant. The amount of any vested bonus, together with interest credited thereon, will generally be payable upon termination of Mr. Perry’s employment. Vesting will accelerate upon a termination of Mr. Perry’s employment due to disability, retirement or death, and the award will continue to vest if Mr. Perry’s employment is terminated by Engelhard other than for cause.

Vesting will also be accelerated upon the occurrence of a “change in control.” This award is not included in computation of Mr. Perry’s pension benefits.

(5)	Includes $100,000 for financial and tax planning, legal services and life insurance in 2005 and 2004. Also includes $25,000 for life insurance in 2003, $39,376 for supplemental disability insurance coverage in 2005 and $47,068 for supplemental disability insurance coverage in each of 2004 and 2003.

(6)	Represents interest accrued during 2005, 2004 and 2003 in excess of 120% of the applicable federal interest rate with respect to salary deferrals.

(7)	In light of the expiration of certain options held by Messrs. Perry, Dornbusch and Hess during a company-mandated blackout period in 2005 and 2004, the Board authorized cash awards to Messrs. Perry, Dornbusch and Hess, of $238,810, $192,589 and $96,294 in 2005 and awards of $281,984, $469,973, and $55,222 in 2004, respectively, which represented the economic value of the expired options as of the expiration date of the options. These amounts are included in the “All Other Compensation” amount reflected in the Summary Compensation Table.

     The following table sets forth information concerning individual grants of stock options made under the 2002 Long Term Incentive Plan in December 2005 for services rendered during 2005 by each of the named Executive Officers.

Option Grants in Last Fiscal Year

	Individual Grants				Grant Date
					Value

	Number of	% of Total
	Securities	Options Granted
	Underlying	to Employees for	Exercise or		Grant Date
	Options	Services Rendered	Base Price	Expiration	Present Value
Name	Granted (#)(1)	During 2005	($/Sh)	Date	($)(2)

Barry W. Perry	200,000	38%	29.95	12/07/2015	1,978,000

Michael A. Sperduto	45,424	9%	29.95	12/07/2015	449,243

Arthur A. Dornbusch, II	34,112	6%	29.95	12/07/2015	337,368

Edward T. Wolynic	35,284	7%	29.95	12/07/2015	348,959

John C. Hess	18,996	4%	29.95	12/07/2015	187,870

(1)	Options have a ten-year term and vest in four equal annual installments beginning on the first anniversary of the date of grant. Vesting will be accelerated upon the occurrence of a “change in control.” For information as to what constitutes a “change in control,” see “Employment Contracts, Termination of Employment and Change in Control Arrangements” on page 17.

(2)	The Black-Scholes option pricing model was chosen to estimate the grant date present value of the options set forth in this table. Our use of this model should not be construed as an endorsement of its accuracy at valuing options. All stock option valuation models, including the Black-Scholes model, require a prediction about the future movement of the stock price. The real value of the options in this table depends upon the actual changes in the market price of the Common Stock during the applicable period. The model assumes:

	(a)	an option term of 6.75 years, which represents anticipated exercise trends for the named Executive Officers;

	(b)	interest rate of 4.37% that represents the current yield curve as of the grant date;

	(c)	an average volatility of approximately 29.87% calculated using average weekly stock prices for the 6.75 years prior to the grant date; and

	(d)	dividend yield of 1.60% (the annual dividend rate on the grant date divided by the option exercise price).

The following table sets forth information concerning each exercise of stock options during 2005 by each of the named Executive Officers and the value of unexercised options at December 31, 2005.

Aggregate Option Exercises in 2005 and Values at December 31, 2005

			Number of Securities
			Underlying		Value of Unexercised
	Shares		Unexercised Options at		In-The-Money Options at
	Acquired on	Value	December 31, 2005 (#)		December 31, 2005 ($)
	Exercise	Realized
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Barry W. Perry	77,500	417,321	1,635,029	686,110	13,786,106	1,196,834

Michael A. Sperduto	20,550	109,118	247,790	173,715	1,930,693	346,097

Arthur A. Dornbusch, II	51,250	330,819	548,870	156,152	5,223,024	349,695

Edward T. Wolynic	4,275	26,126	207,297	127,585	1,688,624	229,298

John C. Hess	6,900	45,615	287,064	96,715	2,655,709	216,542

Long-Term Incentive Plan – Awards in Fiscal 2005

     The table below sets forth information concerning the grant of performance units to each of the named Executive Officers.

	Number of
	Shares,
	Units
	or Other		Estimated Future Payout(1)
	Rights	Performance
	Granted	Period Until	Threshold	Target	Maximum
Name	(1)	Payout	($)	($)	($)

Barry W. Perry	1,000,000	12/31/2007	0	1,000,000	2,000,000
Michael A. Sperduto	171,893	12/31/2007	0	171,893	343,786
Arthur A. Dornbusch, II	170,063	12/31/2007	0	170,063	340,126
Edward T. Wolynic	153,734	12/31/2007	0	153,734	307,468
John C. Hess	83,310	12/31/2007	0	83,310	166,620

(1)	The long-term performance units were granted as performance units under the 2002 Long Term Incentive Plan. The performance period for the long-term performance units began on January 1, 2005. The value of each long-term performance unit was initially set at $1.00 per unit, and it will increase or decrease based on the performance of the Company in relation to the performance metrics specified annually by the Compensation Committee of the Board of Directors and set forth in the form of long-term performance unit award letter, a form of which is filed as an exhibit to Engelhard’s 2005 Form 10-K filed with the SEC. Upon a change in control (as defined in the 2002 Long Term Incentive Plan) of the Company each long-term performance unit will be valued at $2.00, its maximum value, and that value will be paid in cash at the time of the change in control.

PENSION PLANS

     The following table shows estimated annual pension benefits payable to a covered participant at normal retirement age under our qualified defined benefit pension plan, as well as the non-qualified supplemental retirement program. This non-qualified plan provides benefits that would otherwise be denied to participants by reason of certain Internal Revenue Code limitations on qualified plan benefits and provides enhanced benefits for certain named key executives, including the individuals named in the Summary Compensation Table, based on remuneration that is covered under the plans and years of service with Engelhard and its subsidiaries.

Pension Plan Table

	Years of Service

Final Average Pay	15 Years	20 Years	25 Years	30 Years	35 Years

$400,000	$132,294	$180,294	$228,294	$276,294	$276,294
600,000	204,294	276,294	348,294	420,294	420,294
800,000	276,294	372,294	468,294	564,294	564,294
1,000,000	348,294	468,294	588,294	708,294	708,294
1,200,000	420,294	564,294	708,294	852,294	852,294
1,400,000	492,294	660,294	828,294	996,294	996,294
1,600,000	564,294	756,294	948,294	1,140,294	1,140,294
1,800,000	636,294	852,294	1,068,294	1,284,294	1,284,294
2,000,000	708,294	948,294	1,188,294	1,428,294	1,428,294
2,200,000	780,294	1,044,294	1,308,294	1,572,294	1,572,294
2,400,000	852,294	1,140,294	1,428,294	1,716,294	1,716,294
2,600,000	924,294	1,236,294	1,548,294	1,860,294	1,860,294
2,800,000	996,294	1,332,294	1,668,294	2,004,294	2,004,294
3,000,000	1,068,294	1,428,294	1,788,294	2,148,294	2,148,294
3,200,000	1,140,294	1,524,294	1,908,294	2,292,294	2,292,294
3,400,000	1,212,294	1,620,294	2,028,294	2,436,294	2,436,294
3,600,000	1,284,294	1,716,294	2,148,294	2,580,294	2,580,294

     A participant’s remuneration covered by our pension plans is his or her average monthly earnings, consisting of base salary and regular cash bonuses, if any (as reported in the Summary Compensation Table), for the highest 60 consecutive calendar months out of the 120 completed calendar months next preceding termination of employment. With respect to each of the individuals named in the Summary Compensation Table on page 11, credited years of service under the plans as of December 31, 2005 are as follows: Mr. Perry, 17 years; Mr. Sperduto, 22 years; Mr. Dornbusch, 29 years; Mr. Wolynic, 10 years; and Mr. Hess, 21 years. Benefits shown are computed as a straight line single life annuity beginning at age 65 and the benefits listed in the Pension Plan Table are not subject to any deduction for Social Security or other offset amounts.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT
AND CHANGE IN CONTROL ARRANGEMENTS

     Engelhard entered into an employment agreement with Mr. Perry dated as of August 2, 2001. The initial term of the agreement was extended until December 31, 2003. Mr. Perry’s employment agreement is automatically extended for successive periods so that the remaining term shall always be twelve months, unless notice of intention not to extend shall have been given in writing twelve months prior to the expiration of any extended term. The agreement will terminate no later than December 31, 2011. The agreement provides for an annual salary of not less than $750,000 for calendar year 2001, $900,000 for calendar year 2002 and $1,000,000 for calendar year 2003, with increases thereafter to be determined by the Compensation Committee of the Board of Directors. In addition, the employment agreement provides for participation in Engelhard’s annual incentive program with target award amounts (not less than one-third of which shall be in the form of a cash bonus) of 75% of the annual salary for 2001, 100% of the annual salary for 2002, and 125% of the annual salary for 2003 and thereafter. The agreement (and similar arrangements established by the Compensation Committee) also provided for a formula-based grant of additional equity awards for 2001, 2002, 2003 and 2004 if Engelhard’s average closing stock price and the total return on Engelhard’s Common Stock met designated targets. Mr. Perry received awards under these arrangements for 2001 and 2003. Mr. Perry also received an additional five years of credited service under our supplemental retirement program, is entitled to participate in the benefit plans of Engelhard and is entitled to certain other perquisites. The agreement as amended also provides for payment of $100,000 per year to be used by Mr. Perry for financial planning, legal, tax planning and similar services or for life insurance in lieu of any death benefit or survivors’ coverage other than that generally available to all executives, to be allocated as determined by Mr. Perry.

     In the event Engelhard terminates Mr. Perry’s employment other than for cause (as defined in the agreement) or in the event Mr. Perry terminates his employment for good reason (as defined in the agreement), the employment agreement provides that Mr. Perry will receive an amount equal to two times the lesser of (i) 4.5 times his then current annual base salary or (ii) the average for the three calendar years preceding such calculation of the sum of Mr. Perry’s annual base salary, annual bonus and the grant date cash value of equity based awards. Amounts payable pursuant to this termination provision will be reduced, but not below zero, by certain severance amounts paid to Mr. Perry under the Change in Control Agreements described below. Upon any such termination, Mr. Perry will also be entitled to continued benefits for two years following such termination.

     Pursuant to our Change in Control Agreements, we will provide severance benefits in the event of a termination of an Executive (as defined), except a termination:

(1)	because of death,

(2)	because of “Disability,”

(3)	by Engelhard for “Cause,” or

(4)	by the Executive other than for “Good Reason,”

for the period beginning on the date of a “Potential Change in Control” (as such terms are defined in the Change in Control Agreement) or “change in control” (as defined below) and ending on the third anniversary of the date on which a “change in control” occurs. The severance benefits include:

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

     Each of Messrs. Perry, Sperduto, Dornbusch and Hess is defined as an Executive.

     On January 20, 2006, our Board, upon recommendation of the Company’s Compensation Committee, approved a Change in Control Agreement with our Vice President and Chief Technology Officer, Dr. Wolynic. Pursuant to this agreement, we will provide severance benefits to Dr. Wolynic in the event of termination of his employment, except a termination: (1) by Engelhard for “Cause,” or (2) by Dr. Wolynic other than for “Good Reason,” within the period beginning on the date of a “Potential Change in Control” (as such terms are defined in the Change in Control Agreement) or “change in control” (as defined below) and ending on the third anniversary of the date on which a “change in control” occurs.

The severance benefits include:

(1)	the payment of salary through the date of termination together with salary in lieu of accrued vacation;

(2)	an amount equal to two times the sum of his base salary and the cash value of his target incentive compensation awards for the year of the change in control, determined as set forth in the agreement;

(3)	continued participation in the Company’s group medical and dental plans for up to two years following the date of termination; and

(4)	an amount sufficient, after taxes, to reimburse the Executive for any excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended.

     Approximately $63.5 million would be payable to all officers, including approximately $59.9 million which would be payable to Executive Officers, assuming a qualifying termination occurred on May 4, 2006 and a share price of $37.00. Amounts payable under the agreements are in addition to the amounts payable under the other plans described herein.

     In order to address the uncertainty in the application of the recently adopted rules under the Internal Revenue Code of 1986 governing deferred compensation and to ensure that any amendments necessary to bring the Company’s plans and agreements into compliance with those rules are timely made, on January 20, 2006 our Board, upon recommendation of the Compensation Committee, approved letter agreements with each of the Executive Officers with a Change in Control Agreement with the Company. The letter agreements:

(1)	obligate the Company to make timely amendments necessary to bring the Company’s plans and agreements into compliance with the new deferred compensation rules in a manner that does not reduce the economic value to the executives;

(2)	obligate the Executive Officers to not unreasonably withhold their consent to such amendments and report for tax purposes on a basis consistent with the Company’s reporting; and

(3)	provide that the Company will indemnify the Executive Officers, on an after-tax basis, against any additional tax or interest imposed due to failure to comply with the deferred compensation rules.

In addition, if compliance with the rules requires that payment of amounts to the Executive Officers be deferred from the date otherwise payable, the deferred amounts would be deposited in the Company’s Supplemental Retirement Trust for the benefit of the Executive Officer.

     For purposes of our Change in Control Agreements, a “change in control” is triggered if one of the following occurs:

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

(a) a complete liquidation or dissolution of Engelhard or

(b) a sale or other disposition of all or substantially all of the assets of Engelhard, other than to a corporation, with respect to which following such sale or other disposition, more than 60% of Engelhard’s outstanding securities entitled to vote generally in the election of directors are thereafter beneficially owned, in substantially the same proportions, by all or substantially all of the individuals and entities who were the beneficial owners of such securities prior to such sale or other disposition.

Stock Option, Stock Bonus and 2002 Long Term Incentive Plans

     Our Key Employees Stock Bonus Plan, our Stock Option Plans and our 2002 Long Term Incentive Plan, in which all of the Executive Officers participate, provide for the acceleration of vesting of awards granted in the event of a “change in control” as defined above, except that a “change in control” is triggered by twenty percent, rather than twenty-five percent, beneficial ownership of Engelhard’s outstanding securities entitled to vote in the election of directors, directly or indirectly, by any person or group of persons, other than the groups presently owning the same. If vesting of awards under the Key Employees Stock Bonus Plan is accelerated, an additional payment will be made to compensate for the loss of tax deferral.

     Pursuant to the terms of the plans as previously approved by the Company’s shareholders, upon a change in control of the Company:

(1)	1,189,161 unvested options to purchase shares held by directors and executive officers, with a weighted average exercise price of $28.63 per share, will vest and become exercisable;

(2)	160,875 unvested shares of restricted stock held by executive officers will vest and no longer be subject to forfeiture; and

(3)	12,882 unvested restricted stock units held by an executive officer will vest and shares will be distributed pursuant thereto at the time of a change in control.

     In the case of restricted stock units and restricted shares, aggregate additional payments of approximately $350,000 (assuming a change in control date of May 4, 2006 and a share price of $37.00) will be made to executive officers to compensate for the lost tax deferral.

     Also, pursuant to the terms of the plan under which they were granted, which was previously approved by the Company’s shareholders, 3,737,567 long-term performance units held by executive officers will vest and will each be valued at $2.00. Such value will be paid in cash at the time of the change in control.

Deferred Compensation Plans; Supplemental Retirement Program

     Unless a contrary advance election is made, amounts deferred under our Deferred Compensation Plan for Key Employees will be paid in a lump sum upon a “change in control” (a “change in control” for this purpose will occur if either (1) or (2) in the above definition of “change in control” under the Change in Control Agreements occurs). If payments are so accelerated, an additional payment will be made in order to compensate for the loss of tax deferral. Under our Directors and Executives Deferred Compensation Plans, which provided for elective deferrals of compensation earned for years from 1986 through 1993, deferred amounts will be paid at the time of an “acquisition of a control interest” if the participant has made an advance election to that effect. In the event distribution of deferred amounts is so accelerated, aggregate additional payments of approximately $7.0 million (assuming a change in control date of May 4, 2006 and a share price of $37.00) will be made to current executive officers and directors in order to compensate for the loss of tax deferral resulting from the accelerated payment. In addition, certain supplemental retirement benefits under our Supplemental Retirement Program will vest upon a “change in control” (defined as described above in the case of the Change in Control Agreements).

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Under the overall direction of the Compensation Committee of the Board of Directors and in accordance with our Stock Option Plans and Long Term Incentive Plan approved by our shareholders, we have developed and implemented compensation programs designed to:

  Attract and retain key employees who can build and continue to grow a successful company;

  Provide incentives to achieve high levels of company, business, and individual performance; and

  Maintain and enhance alignment of employee and shareholder interests.

     The Compensation Committee is composed entirely of Non-employee Directors individually noted as signatories to this report.

     The Compensation Committee is responsible for overseeing the development and for review and approval of:

  Overall compensation policy;

  Salaries for the Chief Executive Officer and for approximately 18 other senior managers worldwide;

  Aggregate cash incentive awards for Engelhard and specific individual cash awards under the annual plan for the Chief Executive Officer and approximately 18 other senior managers worldwide;

  Plan design and policies related to senior management and employee awards of options and restricted stock; and

  Individual grants under the Stock Option Plans, Stock Bonus Plan and other awards under the Incentive Compensation Plan for Key Employees to the Chief Executive Officer and other senior employees worldwide.

     In exercising those responsibilities and in determining the compensation in particular of Mr. Perry and in general of other senior managers individually reviewed, the Committee examines and sets:

     1.           Base Salary

     The Compensation Committee reviews salaries annually against industry practices as determined by a number of professional outside consultants who conduct annual surveys. Our current competitive target is to pay at or above the median for positions of comparable level. This target is being achieved on average for the professional, technical, and managerial salaried work force. Salary structures are set each year based on our target and its actual competitive position. A market analysis was done on the existing salary structure in 2005 and it was determined that no major structure adjustments were necessary. Likewise, merit budgets are established based on a competitive target, actual competitive position, and our desire to recognize and reward individual contribution. For international employees and non-exempt salaried employees in the United States, structure adjustments and merit budgets are determined based on local market conditions.

     Individual merit adjustments are based upon the managers’ quantitative and qualitative evaluation of individual performance, including feedback from customers served, against business objectives such as earnings, return on capital, free cash flow, market share, new customers, and development of new commercial products. Performance is also considered in the context of expectations for behavior and the individuals’ positions in their respective salary-ranges.

     Mr. Perry’s salary was increased 3.1% for 2006 in accordance with competitive practice. Base salary continues to be less than one-fourth of total compensation for Mr. Perry and generally less than one-half of total compensation for other senior management. This reflects our emphasis on non-fixed compensation, which varies with Engelhard performance, and on other equity vehicles which are closely aligned with shareholder interests.

     2.           Annual Cash and Long Term Incentive Compensation

     In October 2004, the Compensation Committee adopted a new Incentive Compensation Plan, applicable to key employees worldwide, to replace the prior Management Incentive Plan. The redesigned Plan essentially reduced the amount of equity (stock options and restricted stock) with an approximately corresponding increase to cash bonuses and the introduction of a new Long-Term Performance Unit program.

     Our Incentive Compensation Plan integrates incentive compensation vehicles (cash bonus awards, long-term performance units, restricted stock and stock options) to link total compensation for the participant with both competitive practice and the performance of Engelhard and/or the applicable business unit and the individual. The Plan facilitates clarity of performance expectations and encourages the identification and commitment to exceptional results.

     Overall incentive pools are established consisting of cash, restricted stock and stock options. The level of the pool generated for Engelhard overall and each business group depends upon actual performance against targets established at the beginning of each year (which, for executive officers, is based on Engelhard’s earnings per share). The pools are determined by a formula based on the base salary and band level of each eligible employee in the pool (including specific designations for Mr. Perry) and the actual performance of Engelhard and/or its business units against specific predetermined levels of earnings targets. A threshold level is established for each pool below which incentives will not normally be paid. Engelhard’s Compensation Committee may adjust these pools up or down in its sole discretion. Once each group’s pool is established, individual performance based awards are made based on the individual’s performance and the performance of the group. In addition, through awards of long-term performance units, eligible plan participants will have the opportunity to earn additional cash compensation contingent upon the attainment of cumulative three-year weighted performance objectives. The initial grant is based upon a percentage of base salary, which varies depending on band level.

     The value of total direct compensation, which includes both base salary and awards made for services in 2005 under Engelhard’s Incentive Compensation Plan, for all managers eligible under the Plan increased by 11% from 2004. As provided under the Plan, the level of the pool generated for Engelhard overall and each business group depends upon that group’s actual performance against targets established at the beginning of 2005. Once each group’s pool was established, awards were made as described above. In assessing the appropriate level of compensation for Mr. Perry, the Compensation Committee retained an independent compensation consultant, which was charged with reviewing both competitive practice and the Company’s performance against applicable comparator companies to ensure that Mr. Perry’s compensation was properly aligned with shareholders’ interests and to further ensure that his compensation was aligned with performance. As part of this process the Company’s performance against a peer group of companies was assessed; among the measures reviewed were one and three year results for operating margin, return on invested capital, total shareholder return, and return on average assets. In addition to these measures the Compensation Committee considered certain other factors in determining Mr. Perry’s compensation. Among those other factors were his organizational leadership, strategic focus Board, shareholder and analyst relationships and succession planning. As a result of all these considerations the

Compensation Committee decided that Mr. Perry’s total direct compensation, which includes base salary plus the value of all awards and grants under the Incentive Compensation Plan, should be generally consistent with the target compensation established by the Compensation Committee for 2005. In addition, the Compensation Committee directed that the same independent compensation consultant retained to assess Mr. Perry’s compensation prepare a similar assessment for all senior executives, using similar methodologies and market data. The Compensation Committee considered the results of that assessment in determining executives’ 2006 base salaries and incentive compensation for 2005.

a.           Annual Cash Incentive Program

     This program is designed to provide focus on expected annual results and recognition of accomplishment for the year.

     For 2005, actual cash payments determined under the Incentive Compensation Plan, including the cash incentive payments to all Executive Officers, were 94% of the competitively defined pool as factored for performance.

     For the year 2005, Mr. Perry received a cash incentive award of $1,300,000, compared with $1,760,000 for 2004. Total cash compensation paid to eligible participants reflects competitive practice for results achieved and is projected to be around the 75th percentile of competitive practice for those employees in businesses whose achievement of targeted results and whose individual performance warrants such compensation.

b.           Restricted Stock

     Providing for vesting of shares in equal amounts over a period of five years, the Key Employees Stock Bonus Plan is designed to align key employee and shareholder long-term interests by providing designated employees an equity interest in Engelhard. Eligible employees are reviewed annually for award grants determined in the manner previously described.

     The total restricted stock value under the Incentive Compensation Plan granted to Executive Officers and other participants for 2005 was 87% of the plan generated pool. The Committee determines the dollar amount of the restricted stock pool for the year, which is then converted to restricted stock.

     For the year 2005, Mr. Perry received a restricted stock award of 27,030 shares under the Key Employees Stock Bonus Plan. For 2004, Mr. Perry received a restricted stock award of 15,420 shares under the Key Employees Stock Bonus Plan.

c.           Stock Options

     Our Stock Option Plans have been designed to link employee compensation growth directly to growth in share price. Senior managers worldwide, including all the Executive Officers, are reviewed for annual stock option grants determined under the Incentive Compensation Plan in the manner previously described. Options vest in equal increments over four years, are granted with an exercise price equal to the fair market value per share on the date of grant, and normally have a ten-year life. Options granted for 2005 under the Incentive Compensation Plan were 87% of the pool generated.

     For the year 2005, Mr. Perry received 200,000 stock option awards under the Incentive Compensation Plan. He received 258,688 stock options for 2004.

     In light of the expiration of certain options held by employees during a company-mandated blackout period in 2005, the Compensation Committee authorized cash awards to those employees in an aggregate amount of $895,537, which represented the economic value of the expired options as of the expiration date of the options.

d.           Long-Term Performance Units

     As part of the Incentive Compensation Plan, long-term performance units were granted to key employees, including all of the Executive Officers. The long-term performance units were granted as performance units under the 2002 Long Term Incentive Plan. The performance period for the long-term performance units began on January 1, 2005 and will end on December 31, 2007. The value of each long-term performance unit was initially set at $1.00 per unit, and it will increase or decrease based on the performance of the Company in relation to the performance metrics set forth in the award agreements. An aggregate of 1,854,440 long-term performance units were awarded to Executive Officers for 2005, including an award of 1,000,000 units to Mr. Perry. Upon a “change in control” of the Company each long-term performance unit will be valued at $2.00, its maximum value, and that value will be paid in cash at the time of the change in control.

     The Committee directs the purchase of compensation survey information from several independent professional consultants in order to review the base, annual cash incentive, and total compensation of Mr. Perry and other individual senior managers and employee groups. The Committee is generally satisfied that relevant competitive data and achievements of Engelhard indicate the compensation design supported the objectives of attracting and retaining key talent, providing incentives for superior performance, and aligning employee and shareholder interests.

     Section 162(m) of the Internal Revenue Code generally limits the deductible amount of annual compensation paid to certain individual executive officers (i.e., the chief executive officer and the four other most highly compensated executive officers of Engelhard) to no more than $1 million each. The Committee is aware of this limitation and will continue to consider tax consequences as well as other relevant factors in connection with compensation decisions.

Compensation Committee

Marion H. Antonini	James V. Napier	Henry R. Slack

Performance Graph

Comparison of Five-Year Cumulative Total Returns
Among Engelhard Corporation, S&P 500 Index
and All S&P Chemicals

	December 31,

	2000	2001	2002	2003	2004	2005

Engelhard Corporation	100.00	138.00	113.15	154.07	160.08	159.98
S&P 500 Index	100.00	88.11	68.64	88.33	97.94	102.75
All S&P Chemicals	100.00	103.09	98.55	124.76	151.03	149.76

a	Assumes $100 invested on December 31, 2000 in each referenced group with reinvestment of dividends.

b	The All S&P Chemicals index includes all 41 companies (including Engelhard) in all chemical subindices from the S&P 1500.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Who are the largest owners of Engelhard’s Common Stock?

     Set forth below is certain information with respect to the only shareholders known to us who owned  beneficially more than five percent (5%) of our voting securities as of March 15, 2006.

	Amount and Nature of
	Beneficial Ownership	Percent of Class

Dodge & Cox (1)	15,838,050	13.2%
555 California Street
40th Floor
San Francisco, California 94104
CAM North America, LLC (2)	7,715,311	6.43%
Salomon Brothers Asset Management Inc.
Smith Barney Fund Management LLC
TIMCO Asset Management Inc.
399 Park Avenue
New York, New York 10022
FMR Corp. (3)	7,459,021	6.22%
82 Devonshire Street
Boston, Massachusetts 02109
Wellington Management Company, LLP (4)	6,307,993	5.26%
75 State Street
Boston, Massachusetts 02109

(1)	As reported by Dodge & Cox on an amendment to its Schedule 13G filed with the SEC on February 6, 2006. The Schedule 13G reports that Dodge & Cox has sole dispositive power with respect to all of the reported shares, has sole voting power with respect to 14,838,950 of such shares and shares voting power with respect to 159,900 of such shares.

(2)	As reported by on a Schedule 13G filed with the SEC on February 14, 2006. The Schedule 13G reports that CAM North America, LLC, Salomon Brothers Assets Management Inc., Smith Barney Fund Management LLC and TIMCO Asset Management Inc. hold the reported shares as follows: CAM North America, LLC, 5,362,427 (shares dispositive power with respect to all of the reported shares; shares voting power with respect to 1,266,732 shares), Salomon Brothers Asset Management Inc., 124,084 (shares dispositive power and voting power with respect to all of the reported shares), Smith Barney Fund Management LLC, 2,205,341 (shares dispositive power and voting power with respect to all of the reported shares), TIMCO Asset Management Inc., 23,459 (shares dispositive power and voting power with respect to all of the reported shares).

(3)	As reported by FMR Corp. on its Schedule 13G filed with the SEC on February 14, 2006. The Schedule 13G reports that FMR Corp. has sole dispositive power with respect to all of the reported shares and has sole voting power with respect to 108,321 of such shares.

(4)	As reported by Wellington Management Company, LLP on an amendment to its Schedule 13G filed with the SEC on January 10, 2006. The Schedule 13G reports that Wellington Management Company, LLP shares dispositive power with respect to all of the reported shares, and shares voting power with respect to 1,102,169 of such shares.

SHARE OWNERSHIP OF DIRECTORS, NOMINEES AND OFFICERS

How much Common Stock do Engelhard’s Directors, Nominees and Executive Officers own?

     Set forth in the following table is the beneficial ownership of Common Stock as of March 1, 2006 for all nominees, Directors, each of the Executive Officers listed on the Summary Compensation Table and all Directors and Executive Officers as a group.

Name	Shares		Percent
Marion H. Antonini	107,394	(1)(2)(3)(4)(5)	*
David L. Burner	11,081	(1)(2)(5)	*
Arthur A. Dornbusch, II	754,787	(6)(7)	*
John C. Hess	300,731	(6)(7)	*
Alain Lebec	0		*
Howard L. Minigh	0		*
James V. Napier	69,755	(1)(2)(3)(5)	*
Barry W. Perry	1,955,071	(2)(6)(7)	1.54
Henry R. Slack	30,880	(1)(2)(4)(5)	*
Michael A. Sperduto	328,856	(6)(7)	*
Douglas G. Watson	85,520	(1)(2)(3)(5)	*
Edward T. Wolynic	242,030	(6)(7)	*
All Directors, Nominees and Executive Officers as a	4,139,088	(1)(2)(3)(4)(5)(6)(7)	3.26
group

* Represents beneficial ownership of less than 1%.

(1)	Includes 22,500 shares of Common Stock subject to options granted to each of Messrs. Napier and Watson, 13,500 shares of Common Stock subject to options granted to Mr. Slack and 10,500 shares of Common Stock subject to options granted to Mr. Antonini and 2,250 shares of Common Stock subject to options granted to Mr. Burner under our Directors Stock Option Plan, all of which options may be exercised within 60 days from March 1, 2006.

(2)	Includes 23,456, 1,238, 18,549, 4,032 and 10,670 non-voting deferred stock units earned by Messrs. Antonini, Burner, Napier, Slack and Watson, respectively, under the Deferred Stock Plan for Non-employee Directors. Each deferred stock unit will be converted into a share of Common Stock upon termination of service. Also includes 21,470 non-voting restricted stock units for Mr. Perry.

(3)	Includes 59,843, 18,183 and 14,564 non-voting deferred stock units held by Messrs. Antonini, Napier and Watson, respectively, under the Deferred Compensation Plan for Directors of Engelhard. Each deferred stock unit will be converted into a share of Common Stock at a future date based on the prior written request of each respective Director as prescribed by the Plan.

(4)	Includes 1,000 and 3,225 shares as to which Messrs. Antonini and Slack, respectively, disclaim beneficial ownership.

(5)	Includes 7,593 shares of voting, but unvested, Common Stock for each of Messrs. Antonini, Burner, Napier, Slack and Watson granted under the Stock Bonus Plan for Non-employee Directors.

(6)	Includes 576,171, 259,815, 1,734,591, 274,701, 207,889 and 3,316,613 shares of Common Stock subject to options granted to Messrs. Dornbusch, Hess, Perry, Sperduto, Wolynic and all Directors and Executive Officers as a group, respectively, under our Stock Option Plan of 1991, the Stock Option Plan of 1999 for Certain Key Employees, the Directors Stock Option Plan and the 2002 Long Term Incentive Plan, all of which options may be exercised within 60 days from March 1, 2006.

(7)	Includes 15,606, 11,246, 85,581, 18,053, 13,448 and 160,875 shares of voting, but unvested, restricted Common Stock held by Messrs. Dornbusch, Hess, Perry, Sperduto, Wolynic and all Directors and Executive Officers as a group, respectively.

Securities Authorized for Issuance under Equity Compensation Plans of December 31, 2005

     We have seven plans approved by shareholders: The Engelhard Corporation Stock Option Plan of 1991, the Engelhard Corporation 2002 Long Term Incentive Compensation Plan, the Engelhard Corporation Directors Stock Option Plan, the Key Employee Stock Bonus Plan of Engelhard Corporation, the Engelhard Corporation Deferred Stock Plan for Non–Employee Directors, the Stock Bonus Plan for Non–Employee Directors of Engelhard Corporation and the Deferrred Compensation Plan for Directors of Engelhard Corporation.

     We have one plan that did not require approval by shareholders: The Engelhard Corporation Stock Option Plan of 1999.

EQUITY COMPENSATION PLAN

	(a)	(b)	(c)
Plan Category	Number of securitues to be	Weighted-average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance
	outstanding options, warrants	outstanding options,	under equity compensation
	and rights	warrants and rights (1)	plans, (excluding securities
			reflected in column (a))

Equity compensation
plans approved by
security holders	6,977,993 (2)	$22.12	5,769,824(3)(4)

Equity compensation
plans not approved by
security holders (5)	3,882,109	$24.65	700,989

Total	10,860,102	$23.04	6,470,813

(1)	The weighted–average exercise price of outstanding options, warrants and rights excludes phantom stock units discussed in item (2) below. These shares have already been earned by the participant and as such have no exercise price.

(2)	Includes 78,742 phantom stock units granted under the Deferred Stock Plan for Non–Employee Directors. This also includes 103,299 phantom stock units granted under the Deferred Compensation Plan for Directors.

(3)	Includes a combined 1,161,443 shares available under the Key Employee Stock Bonus Plan and the Stock Bonus Plan for Non-–Employee Directors, both of which are restricted share programs. In addition, includes 88,388 phantom stock units available for grant under the Engelhard Corporation Deferred Stock Plan for Non–Employee Directors. The Engelhard Corporation 2002 Long Term Incentive Compensation Plan permits the issuance of up to 500,000 restricted shares, restricted share units, performance shares, performance units and other share–based awards.

(4)	The Deferred Compensation Plan for Directors of Engelhard Corporation permits non–employee directors to defer director fees. The deferred fees may at the election of the director be applied towards the purchase of deferred stock units based on a then current market price of the Company’s common stock. The directors make an irrevocable election as to the timing of when these deferred stock units will be converted into shares of the Company’s common stock. This plan, although approved by shareholders, did not provide a maximum number of shares to be issued under the plan. The Company filed a registration statement during 1991 under the Securities Act of 1933, as amended, which registered 168,750 shares (adjusted for stock splits). As of December 31, 2005, 148,331 shares have been used against this registration leaving 20,419 available for future issuance. This amount is included in the shares available for future issuance in column c above.

(5)	The Engelhard Corporation Stock Option Plan of 1999 was approved by the Company’s Board of Directors on December 16, 1999. This plan, as amended, reserved up to 5,500,000 shares of the Company’s common stock for issuance under the plan to key employees (excluding elected officers). Options granted are nonqualified stock options and the grant price is the fair market value of the Company’s stock on the date of grant. Options vest in equal installments over a four–year period. Options expire no later than the 10th anniversary from the date of grant. No option may be granted under the plan after December 16, 2009. Options outstanding under this plan are 3,882,109 as of December 31, 2005.

Item 13.      Certain Relationships and Related Transactions

     Citibank, N.A., a subsidiary of Citigroup Inc., which reported beneficial ownership of more than 5% of our Common Stock for part of 2005, participated with other lenders in lines of credit available to Engelhard under revolving credit facilities. Citibank’s total commitment was $39,000,000 through March 2005, none of which was drawn in 2005. In 2005, Citibank received an annual facility fees of approximately $6,400 for these facilities. The Company uses subsidiaries of Citigroup, as well as other firms, to provide cash management services to Engelhard. Fees to subsidiaries of Citigroup for these services aggregated less than $15,000 in 2005.

     Subsidiaries of Citigroup and other firms, engage in foreign exchange and commodities transactions with Engelhard in the ordinary course of business. All of these transactions are negotiated at arm’s length as principals in competitive markets. During 2005, foreign exchange transactions with subsidiaries of Citigroup aggregated approximately $17,000,000 and metals transactions with subsidiaries of Citigroup aggregated approximately $537,000,000.

     Included in the assets held by the Company's pension trusts are approximately 65,000 shares of Citigroup Inc. common stock having a market value of $3.2 million at December 31, 2005. Citigroup paid an annualized dividend of $1.76 per share during 2005. Purchases and sales of Citigroup shares were made by independent investment managers and were not material to the Company.

     Vanguard Group, an affiliate of Vanguard Windsor Funds, which reported beneficial ownership of more than 5% of our Common Stock for part of 2005, received $97,353 for administering 401(k) plans for our employees during 2005.

     State Street Bank and Trust Company, which reported beneficial ownership of more than 5% of our Common Stock for part of 2005, provides asset management services for our domestic pension plans. Plan assets under State Street’s management were $52,857,328 at December 31, 2005. Fees paid by the Company’s pension plan trust totaled $26,918 for the year ended December 31, 2005.

Item 14.      Principal Accountant Fees and Services

Fees Billed to Engelhard by E&Y during each of the fiscal years ended December 31, 2005 and December 31, 2004

     Audit Fees

     The aggregate audit fees billed to Engelhard by E&Y, which consists principally of services rendered in connection with the audit of Engelhard’s financial statements included in Engelhard’s Annual Report on Form 10-K and internal controls over financial reporting for Fiscal Year 2005, the review of Engelhard’s financial statements included in Engelhard’s Quarterly Reports on Form 10-Q during the fiscal year ended December 31, 2005 and statutory audits in non-U.S. locations, totaled $5,369,000 as compared to $5,199,000 for the fiscal year ended December 31, 2004.

     Audit-Related Fees

     The aggregate fees billed to Engelhard by E&Y during each of the fiscal years ended December 31, 2005 and December 31, 2004 for audit-related services totaled $614,000 and $400,000, respectively. Audit-related fees consist principally of fees for due diligence reviews, audits of financial statements of certain employee benefit plans and audits of government research programs.

     Tax Fees

     The aggregate fees billed to Engelhard by E&Y during each of the fiscal years ended December 31, 2005 and December 31, 2004 for tax services totaled $892,000 and $762,000, respectively. Tax fees consist of tax planning and tax compliance services.

     All Other Fees

     No other fees were incurred or billed to Engelhard by E&Y during each of the fiscal years ended December 31, 2005 and December 31, 2004, other than those described above.

Audit Committee Pre-Approval Policies and Procedures

     The Audit Committee considered and concluded that the provision of non-audit services by E&Y is compatible with maintaining auditor independence.

     Audit fees are reviewed and explicitly approved by the Audit Committee on an annual basis. Engelhard’s Audit Committee has established detailed policies and procedures for the pre-approval of audit, audit-related, tax and other services. These procedures include review and approval of the nature of permissible services in 31 specific service categories. The Audit Committee has pre-approved fees within nine service categories. Additionally, and notwithstanding any pre-approval, any individual service for $100,000 or more requires explicit review and approval of the Audit Committee before the auditor is engaged. The Chairman of the Audit Committee has authority to approve engagements within permitted service categories on an interim basis, subject to review at the next Audit Committee meeting.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

Exhibits		Pages

(3) (a)	Certificate of Incorporation of the Company (incorporated by reference to Form 10,	*
as amended on Form 8-K filed with the Securities and Exchange Commission on
May 19, 1981).

(3) (b)	Certificate of Amendment to the Restated Certificate of Incorporation of the	*
Company (incorporated by reference to Form 10-K for the year ended December 31,
1987).

(3) (c)	Certificate of Amendment to the Restated Certificate of Incorporation of the	*
Company (incorporated by reference to Form 10-Q for the quarter ended March 31,
1993).

(3) (d)	Amendment to the Restated Certificate of Incorporation of the Company, filed with	*
the State of Delaware, Office of the Secretary of State on May 2, 1996 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on
May 14, 1996).

(3) (e)	Certificate of Designation relating to Series A Junior Participating Preferred Stock,	*
filed with the State of Delaware, Office of the Secretary of State on November 12,
1998 (incorporated by reference to Form 10-K filed with the Securities and
Exchange Commission on March 19, 1999).

(3) (f)	Composite By-Laws of the Company as amended through October 2002	*
(incorporated by reference to Form 10-Q filed with the Securities and Exchange
Commission on May 7, 2004).

(10) (a)	Form of Agreement of Transfer entered into between Engelhard Minerals &	*
Chemicals Corporation and the Company, dated May 18, 1981 (incorporated by reference to Form 10, as amended on Form 8 filed with the Securities and Exchange
Commission on May 19, 1981).

(10) (b)	Rights Agreement, dated as of October 1, 1998 between the Company and	*
ChaseMellon Shareholder Services, L.L.C., as Rights Agent (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on
October 29, 1998).

(10) (c)	Employment Agreement for Barry W. Perry, effective August 2, 2001 (incorporated	*
by reference to Form 10-Q filed with the Securities and Exchange Commission on
August 13, 2001).

(10) (d)	Amendment to Employment Agreement for Barry W. Perry, effective February 13,	*
2002 (incorporated by reference to Form 10-K filed with the Securities and
Exchange Commission on March 21, 2002).

(10) (e)	Amendment to Employment Agreement for Barry W. Perry, effective February 3,	*
2005 (incorporated by reference to Form 8-K filed with the Securities and Exchange
Commission on February 3, 2005).

Exhibits		Pages

(10) (f)	2004 Share Performance Incentive Plan for Barry W. Perry, effective February 12,	*
2004 (incorporated by reference to Form 10-K filed with the Securities and
Exchange Commission on March 11, 2004).

(10) (g)	Engelhard Corporation Form of Change in Control Agreement (incorporated by	*
reference to Form 10-Q filed with the Securities and Exchange Commission on
May 8, 2003).

(10) (h)	Engelhard Corporation Annual Restricted Cash Incentive Compensation Plan,	*
effective as of December 15, 2000 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 30, 2001).

(10) (i)	Engelhard Corporation 2002 Long Term Incentive Plan, effective May 2, 2002	*
(incorporated by reference to the 2001 Proxy Statement filed with the Securities and
Exchange Commission on March 26, 2002).

(10) (j)	Engelhard Corporation Stock Option Plan of 1991 – conformed copy includes	*
amendments through March 2002 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).

(10) (k)	Engelhard Corporation Stock Option Plan of 1999 for Certain Key Employees (Non	*
Section 16(b) Officers), effective February 1, 2001 – conformed copy includes amendments through March 2001 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).

(10) (l)	Deferred Compensation Plan for Key Employees of Engelhard Corporation,	*
effective August 1, 1985 – conformed copy includes amendments through October
2001 (incorporated by reference to Form 10-K filed with the Securities and
Exchange Commission on March 25, 2003).

(10) (m)	Deferred Compensation Plan for Directors of Engelhard Corporation, as restated as	*
of May 7, 1987 – conformed copy includes amendments through December 2002
(incorporated by reference to Form 10-K filed with the Securities and Exchange
Commission on March 25, 2003).

(10) (n)	Key Employees Stock Bonus Plan of Engelhard Corporation, effective July 1, 1986	*
– conformed copy includes amendments through March 2002 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on
March 25, 2003).

(10) (o)	Stock Bonus Plan for Non-Employee Directors of Engelhard Corporation, effective	*
July 1, 1986 – conformed copy includes amendments through October 1998
(incorporated by reference to Form 10-K filed with the Securities and Exchange
Commission on March 25, 2003).

(10) (p)	Amendment to Key Employees Stock Bonus Plan of Engelhard Corporation	*
Employees (incorporated by reference to Form 10-Q filed with the Securities and
Exchange Commission on November 8, 2004).

Exhibits		Pages

(10) (q)	Engelhard Corporation Directors and Executives Deferred Compensation Plan	*
(1986-1989) – conformed copy includes amendments through December 2001
(incorporated by reference to Form 10-K filed with the Securities and Exchange
Commission on March 25, 2003).

(10) (r)	Engelhard Corporation Directors and Executives Deferred Compensation Plan	*
(1990-1993) – conformed copy includes amendments through December 2001
(incorporated by reference to Form 10-K filed with the Securities and Exchange
Commission on March 25, 2003).

(10) (s)	Retirement Plan for Directors of Engelhard Corporation, effective January 1, 1985 –	*
conformed copy includes amendments through April 2000 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on
March 25, 2003).

(10) (t)	Supplemental Retirement Program of Engelhard Corporation as amended and	*
restated, effective January 1, 1989 – conformed copy includes amendments through
February 2001 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 25, 2003).

(10) (u)	Amendment to the Supplemental Retirement Program of Engelhard Corporation,	*
effective as of October 2, 2003 (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on November 13, 2003).

(10) (v)	Supplemental Retirement Trust Agreement, effective April 2002 (incorporated by	*
reference to Form 10-K filed with the Securities and Exchange Commission on
March 25, 2003).

(10) (w)	Engelhard Corporation Directors Stock Option Plan as amended and restated,	*
effective May 4, 1995 – conformed copy includes amendments through March 2001
(incorporated by reference to Form 10-K filed with the Securities and Exchange
Commission on March 25, 2003).

(10) (x)	Engelhard Corporation Employee Stock Option Plan as amended and restated,	*
effective May 4, 1995 (incorporated by reference to Form 10-K filed with the
Securities and Exchange Commission on March 25, 2003).

(10) (y)	Engelhard Corporation Deferred Stock Plan for Non-Employee Directors –	*
conformed copy includes amendments made through December 2002 (incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on
March 25, 2003).

(10) (z)	Instruments with respect to other long-term debt of Engelhard and its consolidated	*
subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K since the amount of debt authorized under each such omitted instrument does not exceed 10 percent of the total assets of Engelhard and its subsidiaries on a consolidated basis.
Engelhard hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

(10) (aa)	Form of Stock Option Agreement used pursuant to the Engelhard Corporation Stock	*
Option Plan of 1999 for Certain Key Employees (incorporated by reference to Form
10-Q filed with the Securities and Exchange Commission on August 6, 2004).

Exhibits		Pages

(10) (bb)	Form of Stock Option Agreement used pursuant to the Engelhard Corporation 2002	*
Long Term Incentive Plan (incorporated by reference to Form 10-Q filed with the
Securities and Exchange Commission on August 6, 2004).

(10) (cc)	Form of Restricted Share Unit Agreement used pursuant to the Engelhard	*
Corporation 2002 Long Term Incentive Plan Employees (incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 6,
2004).

(10) (dd)	Summary of the Compensation of Non-Employee Directors of Engelhard	*
Corporation (incorporated by reference to Form 10-K filed with the Securities and
Exchange Commission on March 11, 2005)

(10) (ee)	Five-Year Credit Agreement, dated as of March 7, 2005 (incorporated by reference	*
to Form 10-K filed with the Securities and Exchange Commission on March 11,
2005)

(10) (ff)	Amendment to Key Employees Stock Bonus Plan of Engelhard Corporation	*
(incorporated by reference to Form 10-Q filed with the Securities and Exchange
Commission on August 8, 2005).

(10) (gg)	Enhanced Salary Continuation Policy (incorporated by reference to Form 8-K filed	*
with the Securities and Exchange Commission on January 23, 2006).

(10) (hh)	Salary Continuation Policy (incorporated by Reference to Form 8-K filed with the	*
Securities and Exchange Commission on January 23, 2006).

(10) (ii)	Form of letter agreement (incorporated by reference to Form 8-K filed with the	*
Securities and Exchange Commission on January 23, 2006).

(10) (jj)	Change in Control Agreement for Edward Wolynic, effective January 21, 2006	*
(incorporated by reference to Form 8-K filed with the Securities and Exchange
Commission on January 23, 2006).

(10) (kk)	Form of Directors Nonqualified Stock Option Agreement (incorporated by reference	*
to Form 8-K filed with the Securities and Exchange Commission on December 8,
2005).

(10) (11)	Amendment to Employment Agreement for Barry W. Perry, dated as of February 3,	*
2005 (incorporated by reference to Form 8-K filed with the Securities and Exchange
Commission on February 3, 2005).

(10) (mm)	Form of LTPU award letter under the Engelhard Corporation 2002 Long Term	*
Incentive Plan (incorporated by reference to Form 8-K filed with the Securities and
Exchange Commission on February 3, 2005).

(10) (nn)	Summary of Management Incentive Plan (incorporated by reference to Form 8-K	*
filed with the Securities and Exchange Commission on February 3, 2005).

(12)	Computation of the Ratio of Earnings to Fixed Charges (incorporated by reference	*
to Form 10-K for the year ended December 31, 2005).

Exhibits		Pages

(21)	Subsidiaries of the Registrant (incorporated by reference to Form 10-K for the year	*
ended December 31, 2005).

(23)	Consent of Independent Auditors (incorporated by reference to Form 10-K for the	*
year ended December 31, 2005).

(24)	Powers of Attorney (incorporated by reference to Form 10-K for the year ended	*
December 31, 2005).

(31) (a)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (incorporated by	*
reference to Form 10-K for the year ended December 31, 2005).

(31) (b)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (incorporated by	*
reference to Form 10-K for the year ended December 31, 2005).

(31) (c)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	[ ]

(31) (d)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	[ ]

(32)	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer.	*
This certification accompanies this report pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of
Section 18 or any other provision of the Securities Exchange Act of 1934, as amended (incorporated by reference to Form 10-K for the year ended December 31,
2005).

*                Incorporated by reference as indicated.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Iselin, New Jersey on the 28th day of April 2006.

Engelhard Corporation

Registrant

/s/ Barry W. Perry

Barry W. Perry
(Chairman and Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry W. Perry	Chairman and Chief Executive Officer &	April 28, 2006
Director (Principal Executive Officer)
Barry W. Perry

/s/ Michael A. Sperduto	Vice President and Chief Financial	April 28, 2006
Officer (Principal Financial Officer)
Michael A. Sperduto

/a/ Alan J. Shaw	Controller (Principal Accounting Officer)	April 28, 2006

Alan J. Shaw

*	Director	April 28, 2006

Marion H. Antonini

*	Director	April 28, 2006

David L. Burner

*	Director	April 28, 2006

James V. Napier

*	Director	April 28, 2006

Henry R. Slack

*	Director	April 28, 2006

Douglas G. Watson

*	By this signature below, Arthur A. Dornbusch, II has signed this Form 10-K/A as attorney-in-fact for each person indicated by an asterisk pursuant to duly executed powers of attorney filed with the Securities and Exchange Commission included herein as Exhibit 24.

/s/ Arthur A. Dornbusch, II	April 28, 2006

Arthur A. Dornbusch, II