Form 10-Q
period 2006-03-31
ENGELHARD CORP
filed 2006-05-09
CIK 352947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large filer, an accelerated filer or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check One):

Large accelerated filer  ☒     Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock $1 par value	Outstanding at April 28, 2006 124,011,840

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Thousands, except per-share data)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net sales	$1,455,327	$1,018,711
Cost of sales	1,244,551	849,990
Gross profit	210,776	168,721
Selling, administrative and other expenses	117,159	98,482
Expenses related to BASF offer	6,875	-
Operating earnings	86,742	70,239
Equity in earnings of affiliates	7,656	8,109
(Loss) gain on investment	(32)	119
Interest income	3,678	1,232
Interest expense	(10,093)	(6,012)
Earnings before income taxes	87,951	73,687
Income tax expense	18,823	15,231
Net earnings from continuing operations	69,128	58,456

Loss from discontinued operations, net of tax	(135)	(504)
Net earnings	$68,993	$57,952

Earnings per share from continuing operations:
Basic	$0.56	$0.48
Diluted	$0.55	$0.47

Earnings per share from discontinued operations:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

Earnings per share:
Basic	$0.56	$0.48
Diluted	$0.55	$0.47

Cash dividends per share	$0.12	$0.12
Average number of shares outstanding - basic	122,582	121,702
Average number of shares outstanding - diluted	125,712	123,905

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Thousands)
(Unaudited)
	March 31, 2006	December 31, 2005
Cash and cash equivalents	$64,573	$41,619
Cash in trust	112,377	-
Receivables, net	631,791	526,962
Committed metal positions	1,004,646	904,953
Inventories	561,658	532,638
Other current assets	137,941	145,392
Total current assets	2,512,986	2,151,564
Investments	203,369	204,495
Property, plant and equipment, net	909,612	936,193
Goodwill	406,252	400,719
Other intangible assets, net and noncurrent assets	184,309	186,007
Total assets	$4,216,528	$3,878,978
Short-term borrowings	$167,876	$48,784
Current maturities of long-term debt	106,737	120,852
Accounts payable	799,773	561,955
Hedged metal obligations	533,477	640,812
Other current liabilities	246,928	265,359
Total current liabilities	1,854,791	1,637,762
Long-term debt	432,247	430,500
Other noncurrent liabilities	321,545	321,554
Shareholders’ equity	1,607,945	1,489,162
Total liabilities and shareholders’ equity	$4,216,528	$3,878,978

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ENGELHARD CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities
Net earnings	$68,993	$57,952
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and depletion	33,154	31,368
Amortization of intangible assets	1,594	1,117
Loss (gain) on investment	32	(119)
Equity results, net of dividends	(5,855)	(5,050)
Net change in assets and liabilities:
Materials Services related	(23,899)	(14,662)
Funding of retirement trust	(112,377)	-
Excess tax benefits from share-based arrangements	(15,527)	-
All other	(65,948)	(28,982)
Net cash (used in) provided by operating activities	(119,833)	41,624
Cash flows from investing activities
Capital expenditures	(32,918)	(24,967)
Acquisitions and other investments, net of cash acquired	-	(55,084)
Net cash used in investing activities	(32,918)	(80,051)
Cash flows from financing activities
Increase in short-term borrowings	118,805	20,532
(Decrease) increase in long-term debt	(8,993)	69
Purchase of treasury stock	-	(46,016)
Cash from exercise of stock options	66,732	2,709
Excess tax benefits from share-based arrangements	15,527	-
Dividends paid	(14,859)	(14,636)
Net cash provided by (used in) financing activities	177,212	(37,342)
Effect of exchange rate changes on cash and cash equivalents	(1,507)	2,202
Net increase (decrease) in cash and cash equivalents	22,954	(73,567)
Cash and cash equivalents at beginning of year	41,619	126,229
Cash and cash equivalents at end of period	$64,573	$52,662

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

ENGELHARD CORPORATION
BUSINESS SEGMENT INFORMATION
(Thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2005
Net Sales
Environmental Technologies	$320,222	$237,458
Process Technologies	171,048	147,981
Appearance and Performance Technologies	206,332	173,875
Technology segments	697,602	559,314
Materials Services	727,788	446,424
All Other	29,937	12,973
Total net sales	$1,455,327	$1,018,711
Operating Earnings
Environmental Technologies	$41,530	$36,981
Process Technologies	26,263	19,057
Appearance and Performance Technologies	21,512	18,063
Technology segments	89,305	74,101
Materials Services	17,205	4,725
All Other	(19,768)	(8,587)
Total operating earnings	86,742	70,239
Equity in earnings of affiliates	7,656	8,109
(Loss) gain on investments	(32)	119
Interest income	3,678	1,232
Interest expense	(10,093)	(6,012)
Earnings before income taxes	87,951	73,687
Income tax expense	18,823	15,231
Net earnings from continuing operations	69,128	58,456
Loss from discontinued operations, net of taxes	(135)	(504)
Net earnings	$68,993	$57,952

See the Accompanying Notes to the Unaudited Condensed Consolidated Financial Statements

Notes to the Unaudited Condensed Consolidated Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements of Engelhard Corporation and subsidiaries (the “Company”) contain all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. The financial statement results for interim periods are not necessarily indicative of financial results for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2005 Form 10-K. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2 - Acquisitions

In January 2006, the Company increased its ownership percentage of Engelhard Environmental Systems (India) Private Limited (EESIPL), an environmental technologies joint venture in the State of Tamil Nadu, India, from 60% to 90%. The Company purchased the additional 30% share, previously owned by UCAL Fuel Systems Limited, for $6.5 million. This cash was held in escrow at December 31, 2005 and was reflected as a cash outflow in the 2005 Consolidated Statement of Cash Flows. EESIPL produces emission-control technologies for automotive and motorcycle applications. The operations primarily serve the growing Indian market. This transaction will enable the Company to fully integrate the operations into its global growth strategy. EESIPL is a majority-owned subsidiary that is consolidated in the financial statements of the Company and for which minority interest is recorded. In accordance with SFAS No. 141, “Business Combinations” and APB No. 16, “Business Combinations,” the acquisition of some or all of the stock held by minority stockholders of a subsidiary whether acquired by the parent, the subsidiary itself, or another affiliate should be accounted for by the purchase method. As such, the Company reduced minority interest, representing UCAL’s share (30%), which had historically been recorded in consolidation and recorded the excess of the purchase price over the minority interest acquired as goodwill.

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

The following table represents the change in the Company’s asset retirement obligation liability (in millions):

	March 31, 2006	March 31, 2005
Balance at beginning of year	$10.0	$10.8
Accretion expense	0.3	0.2
Payments	(0.3)	(0.3)
Asset retirement obligation at end of period	$10.0	$10.7

Note 4 - Inventories

Inventories consist of the following (in millions):

	March 31, 2006	December 31, 2005
Raw materials	$171.3	$174.4
Work in process	60.3	54.6
Finished goods	313.9	287.7
Precious metals	16.2	15.9
Total inventories	$561.7	$532.6

The majority of the Company’s physical metal is carried in the committed metal positions line on the balance sheet at fair value with the remainder carried in the inventory line at historical cost. The inventory portion of precious metals is stated at LIFO cost. The market value of the precious metals recorded at LIFO exceeded cost by $164.3 million and $125.7 million at March 31, 2006 and December 31, 2005, respectively.

In the normal course of business, certain customers and suppliers deposit significant quantities of precious metals with the Company under a variety of arrangements. Equivalent quantities of precious metals are returnable as product or in other forms. Metals held for the accounts of customers and suppliers are not reflected in the Company’s financial statements.

Note 5 - Comprehensive Income

Comprehensive income is summarized as follows (in millions):

	Three Months Ended March 31,
	2006	2005
Net earnings	$69.0	$58.0
Other comprehensive income (loss):
Foreign currency translation adjustment	9.6	(1.4)
Cash flow derivative adjustment, net of tax	(9.5)	8.5
Minimum pension liability adjustment, net of tax	(0.1)	0.2
Other	—	1.7
Comprehensive income	$69.0	$67.0

The foreign currency translation adjustments are not currently adjusted for income taxes as they relate to permanent investments in non-U.S. entities, however the balances as of March 31, 2006 and 2005 are shown net of income tax benefit of $1.6 million and $1.2 million, respectively, related to the mark-to-market of the Company’s net investment hedges.

The cash flow derivative adjustment is shown net of income tax (expense) benefit of $6.6 million and $(5.9) million for the three-month periods ended March 31, 2006 and 2005, respectively.

The minimum pension liability adjustment is shown net of income tax (expense) benefit of less than $0.1 million and $(0.1) million for the three-month periods ended March 31, 2006 and 2005, respectively.

Note 6 - Earnings Per Share

SFAS No. 128 “Earnings Per Share” specifies the computation, presentation and disclosure requirements for basic and diluted earnings per share (EPS). The following table represents the computation of basic and diluted EPS as required by SFAS No. 128:

	Three Months Ended March 31,
(in millions, except per-share data):	2006	2005
Basic EPS Computation
Income from continuing operations	$69.1	$58.5
Loss from discontinued operations, net of tax	(0.1)	(0.5)
Net earnings applicable to common shares	$69.0	$58.0
Average number of shares outstanding - basic	122.6	121.7
Basic earnings per share from continuing operations	$0.56	$0.48
Basic earnings per share from discontinued operations	(0.00)	(0.00)
Basic earnings per share	$0.56	$0.48

Diluted EPS Computation
Income from continuing operations	$69.1	$58.5
Loss from discontinued operations, net of tax	(0.1)	(0.5)
Net earnings applicable to common shares	$69.0	$58.0
Average number of shares outstanding - basic	122.6	121.7
Effect of dilutive stock options and other incentives	3.1	2.2
Average number of shares outstanding - diluted	125.7	123.9
Diluted earnings per share from continuing operations	$0.55	$0.47
Diluted earnings per share from discontinued operations	(0.00)	(0.00)
Diluted earnings per share	$0.55	$0.47

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

The Company documents all relationships between derivative instruments designated as hedging instruments and the hedged items at inception of the hedges, as well as its risk-management strategies for the hedges. For the three-month periods ended March 31, 2006 and 2005, there was no gain or loss recognized in earnings resulting from hedge ineffectiveness.

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

For the three-month periods ended March 31, 2006 and 2005, the Company reported an after-tax gain balance of $0.3 million and an after-tax loss balance of $0.5 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as foreign exchange cash flow hedges. The Company reported an after-tax gain balance of $1.4 million in accumulated other comprehensive income for the year ended December 31, 2005. It is expected that cumulative losses of $1.1 million as of March 31, 2006 will be reclassified into earnings within the next 12 months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transactions not occurring. As of March 31, 2006, the maximum length of time over which the Company has hedged its exposure to movements in foreign exchange rates for forecasted transactions is 12 months.

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

For the three-month periods ended March 31, 2006 and 2005, the Company reported an after-tax loss balance of $2.7 million and an after-tax gain balance of $6.1 million, respectively, in accumulated other comprehensive income relating to the change in the fair value of derivatives designated as cash flow commodity hedges. The Company reported an after-tax gain balance of $6.5 million in accumulated other comprehensive income for the year-ended December 31, 2005. It is expected that the cumulative loss of $9.2 million as of March 31, 2006 will be reclassified into earnings within the next 12 months. There was no gain or loss reclassified from accumulated other comprehensive income into earnings as a result of the discontinuance of cash flow commodity hedges due to the probability of the original forecasted transactions not occurring. As of March 31, 2006, the maximum length of time over which the Company has hedged its exposure to movements in commodity prices for forecasted transactions is 12 months.

Interest Rate Derivatives

The Company uses interest rate derivatives that are designated as fair value hedges to help achieve its fixed and floating rate debt objectives. The Company currently has three interest rate swap agreements with a total notional value of $150 million maturing in May 2013. These agreements effectively change fixed rate debt obligations into floating rate debt obligations. The total notional values and maturity dates of these agreements are equal to the face values and the maturity dates of the related debt instruments. For these fair value hedges, there was no gain or loss recognized from hedged firm commitments no longer qualifying as fair value hedges for the three-month periods ended March 31, 2006 and 2005.

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

In January 2005, the Company entered into a derivative agreement with a total notional value of $74.7 million maturing in January 2012. This agreement effectively changes a rental obligation that varies directly with short-term commercial paper rates to a fixed payment obligation. The total notional value and other terms of this agreement are equal to the rental payments and other terms of an operating lease for machinery and equipment used in the Process Technologies segment that was renewed in January 2005. This derivative is designated as a cash flow hedge, and as such, it is marked-to-market with the gain/loss reflected in other comprehensive income. As of March 31, 2006, the Company reported an after-tax gain balance of $2.0 million in accumulated other comprehensive income. The Company reported an after-tax gain balance of $1.2 million in accumulated other comprehensive income for the year-ended December 31, 2005. There was no gain or loss recorded to earnings as a result of the discontinuance of cash flow hedges due to the probability of the original forecasted transactions not occurring or hedge ineffectiveness.

 Net Investment Hedges

The Company issued three tranches (the first tranche in April 2004, the second tranche in August 2004 and the third tranche in August 2005) of 5.5 billion Japanese yen notes (approximately $50 million for each tranche) with a blended coupon rate of 1.0% and maturity dates of April 2009. These notes are designated as an effective net investment hedge of a portion of the Company’s yen-denominated investments. As such, any foreign currency gains and losses resulting from these notes are accounted for as a component of accumulated other comprehensive income. As of December 31, 2005, a gain of $5.7 million represented the balance within accumulated other comprehensive income relating to the mark-to-market of these notes. During the first quarter of 2006, the Company recorded a net after-tax loss of $0.2 million in accumulated other comprehensive income, resulting in an after-tax gain balance of $5.5 million at March 31, 2006 relating to the mark-to-market of these notes.

In October 2005, the Company entered into two US dollar to Euro cross-currency interest rate derivative contracts with a total notional value of 124 million Euro (approximately $150 million). This transaction effectively swaps the Company’s US dollar floating rate exposure for a Euro floating rate exposure. The notional Euro liability of this cross-currency swap is designated as a net investment hedge of a portion of the Company’s Euro-denominated investments, and as such it is marked-to-market with the gain/loss reflected in accumulated other comprehensive income. As of December 31, 2005, a gain of $2.0 million represented the balance within accumulated other comprehensive income relating to the mark-to-market of this cross-currency swap. During the first quarter of 2006, the Company recorded an after-tax loss of $2.1 million, resulting in an after tax loss balance of $0.1 million at March 31, 2006 relating to the mark-to-market of this cross-currency swap.

Note 8 - Guarantees and Warranties

In the normal course of business, the Company incurs obligations with regard to contract completion, regulatory compliance and product performance. Under certain circumstances, these obligations are supported through the issuance of letters of credit. At March 31, 2006, the aggregate outstanding amount of letters of credit supporting such obligations amounted to $119.3 million, of which $112.9 million will expire in less than one year, $0.7 million will expire in two to three years, $0.1 million will expire in four to five years and $5.6 million will expire after five years. In the opinion of management, such obligations will not significantly affect the Company’s financial position or results of operations as the Company anticipates fulfilling its performance obligations.

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

The change in the Company’s product warranty reserves is as follows (in millions):

	March 31, 2006	March 31, 2005
Balance at beginning of year	$4.2	$8.7
Payments	(0.2)	(0.1)
Provision	0.1	0.1
Reversal of reserve	—	(0.2)
Balance at end of period	$4.1	$8.5

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

The following information relates to acquired amortizable intangible assets (in millions):

	As of March 31, 2006		As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired Amortizable Intangible Assets
Usage rights	$19.9	$7.3	$19.4	$6.8
Supply agreements	18.5	7.8	18.1	7.3
Technology licenses	18.3	5.7	11.5	4.8
Other	25.4	4.1	23.6	4.0
Total	$82.1	$24.9	$72.6	$22.9

Intangible assets, other than goodwill, with indefinite useful lives, and thus not subject to amortization, are $2.1 million as of March 31, 2006 and December 31, 2005. The increase in the gross carrying amount balance as of March 31, 2006 is primarily due to approximately $8 million of additional intangibles related to acquisitions. These intangibles include customer relationships and technology licenses.

As of March 31, 2006, the estimated aggregate amortization expense for each of the five succeeding years is as follows (in millions):

Estimated Annual Amortization Expense:
2006	$6.5
2007	6.5
2008	6.4
2009	6.0
2010	5.5

The following table represents the changes in the carrying amount of goodwill for the three-month period ended March 31, 2006 (in millions):

	Environmental Technologies	Process Technologies	Appearance & Performance Technologies	All Other	Total
Balance as of January 1, 2006	$17.4	$109.6	$243.5	$30.2	$400.7
Goodwill additions (a)	4.5	-	-	-	4.5
Purchase accounting adjustments (b)	-	-	(1.1)	(0.1)	(1.2)
Foreign currency translation adjustment	0.3	0.1	1.9	-	2.3
Balance as of March 31, 2006	$22.2	$109.7	$244.3	$30.1	$406.3

(a)
Goodwill additions amount of $4.5 million is related to the Company’s acquisition of 30% minority interest of Engelhard Environmental (India) Private Limited during the first quarter. This amount represents the excess of the purchase price paid over the minority interest acquired, in accordance with SFAS No. 141, “Business Combinations.”

(b)
Purchase accounting adjustments include $1.1 million and $0.1 million related to a revision of the allocation of the purchase price of Coletica, S.A. and Almatis AC, Inc., respectively. All adjustments were made in accordance with SFAS No. 141, “Business Combinations.”

Note 10 - Committed Metal Positions and Hedged Metal Obligations

	March 31, 2006	December 31, 2005
Committed Metal Positions were comprised of the following (in millions):
Metals in a net spot long position economically hedged with derivatives (primarily forward sales)	$892.7	$572.2
Fair value of hedging derivatives in a “gain” position	16.4	8.8
Unhedged metal positions, net (see analysis below)	83.8	72.1
Fair value of metals received with prices to be determined, net of
hedged spot sales.	11.7	251.9
Total committed metal positions	$1,004.6	$905.0

Both spot metal positions and derivative instruments are stated at fair value. Fair value is based on relevant published market prices. The following table sets forth the Company’s unhedged metal positions included in the committed metal positions line on the Company’s “Condensed Consolidated Balance Sheets.”

Metal Positions Information (in millions):

	March 31, 2006		December 31, 2005
	Net Position	Value	Net Position	Value
Platinum group metals	Long	$70.1	Long	$66.3
Gold	Long	0.8	Long	3.8
Silver	Long	0.4	Short	(1.8)
Base metals	Long	12.5	Long	3.8
Total unhedged metal positions		$83.8		$72.1

Committed metal positions may include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined. As of March 31, 2006 and December 31, 2005, the aggregate market value of the metals purchased under a contract for which a provisional price has been paid was in excess of the amounts advanced by a total of $11.7 million and $138.9 million, respectively, and is included in accounts payable.

	March 31, 2006	December 31, 2005
Hedged Metal Obligations were comprised of the following (in millions):
Metals in a net spot short position economically hedged with derivatives (primarily forward purchases) - represents a payable for the return of spot metal to counterparties	$474.4	$611.5
Fair value of hedging derivatives in a “loss” position	59.1	29.3
Total hedged metal obligations	$533.5	$640.8

At March 31, 2006 and December 31, 2005, hedged metal obligations relating to 938,096 and 1,272,994 troy ounces of gold, respectively, were outstanding. These quantities were sold short on a spot basis generating cash approximating $489 million and $619 million, respectively. These spot sales were hedged with forward purchases for the same number of ounces at an average price of $521.33 at March 31, 2006 and $486.22 at December 31, 2005. Unless a forward counterparty failed to perform, there was no risk of loss in the event prices rose. All counterparties for such transactions are investment grade.

Derivative metal and foreign currency instruments are used to hedge metal positions and obligations. As of March 31, 2006, 96% of these instruments have settlement terms of less than one year, with the remaining instruments having settlement terms within 51 months. These derivative metal and foreign currency instruments consist of the following:

Metal Hedging Instruments (in millions):

	March 31, 2006		December 31, 2005
	Buy	Sell	Buy	Sell
Metal forwards/futures	$1,156.1	$984.5	$1,022.6	$791.4
Eurodollar futures	333.2	94.7	89.2	95.9
Swaps	55.6	25.1	37.5	18.8
Options	0.3	-	10.0	7.5
Foreign exchange forwards/futures - Japanese yen	-	98.7	-	70.2
Foreign exchange forwards/futures - Euro	-	49.5	-	39.0
Foreign exchange forwards/futures - Other	6.5	-	4.5	-

 Note 11 - New Accounting Pronouncements

Servicing of Financial Assets

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. By electing this option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities in the same accounting period. An entity should adopt this Statement as of the beginning of its fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this Statement. The Company does not expect this Statement to have a material impact on its financial statements.

Certain Hybrid Financial Instruments

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This Statement simplifies the accounting for certain hybrid financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This Statement also eliminates the interim guidance in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” which provides that beneficial interests in securitized financial assets are not subject to the provisions of Statement 133. The primary objective of this Statement with respect to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” is to eliminate a restriction on the passive derivative instruments that a qualifying special-purpose entity (SPE) may hold. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect this Statement to have a material impact on its financial statements.

Stripping Costs

At the March 17, 2005 EITF (Emerging Issues Task Force) meeting, the Task Force reached a consensus on Issue No. 04-06, “Accounting for Stripping Costs Incurred during Production in the Mining Industry.” In the mining industry, companies may be required to remove overburden and other mine waste materials to access mineral deposits. The costs of removing overburden and waste materials are referred to as stripping costs. During the development of a mine (before production begins), it is generally accepted in practice that stripping costs are capitalized as part of the depreciable cost of building, developing, and constructing the mine. Those capitalized costs are typically amortized over the productive life of the mine using the units of production method. A mining company may continue to remove overburden and waste materials, and therefore incur stripping costs, during the production phase of the mine. The EITF has reached a consensus that stripping costs incurred during the production phase of a mine are variable production costs that should be included in the costs of the inventory produced during the period that the stripping costs are incurred. The Board ratified this consensus at its March 30, 2005 meeting. The guidance in this consensus is effective for financial statements issued for fiscal years beginning after December 15, 2005. The Company adopted EITF No. 04-06 on January 1, 2006. The Company recorded a charge to equity of $29.8 million, net of tax, in the first quarter of 2006 as a result of the adoption of EITF No. 04-06.

Stock Option Expense

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock

Issued to Employees.” SFAS No. 123(R) requires compensation costs relating to share-based payment transactions, including grants of employee stock options, be recognized in the financial statements based on their fair values. The pro forma disclosure previously permitted under SFAS No. 123 is no longer an acceptable alternative to recognition of expenses in the financial statements. The Company adopted SFAS 123(R) on January 1, 2006. Prior to this, the Company accounted for these plans under the recognition and measurement provisions of APB Opinion No. 25, and related Interpretations, as permitted by SFAS No. 123. No stock-based employee compensation costs related to the granting of stock options were recognized in the Consolidated Statements of Earnings for the year ended December 31, 2005, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Note 12 - Stock Option and Bonus Plans

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified-prospective transition method. Under this transition method, compensation costs recognized during the first quarter of 2006 include: (a) compensation costs for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results of prior periods have not been restated.

As a result of adopting SFAS 123(R), the Company’s earnings before income taxes and net earnings for the three-month period ended March 31, 2006 are $1.1 million and $0.6 million lower, respectively, than if the Company had continued to account for share-based compensation under APB No. 25. Basic earnings per share would have been $0.57 for the three-month period ended March 31, 2006 had the Company not adopted SFAS 123(R), compared to reported basic earnings per share of $0.56.  Diluted earnings per share would have remained the same as the reported amount of $0.55 per share.

Prior to the adoption of SFAS 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for these options (excess tax benefits) to be classified as financing cash flows. The $15.5 million excess tax benefit classified as a financing cash flow in the Consolidated Statement of Cash Flows for the three-month period ended March 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123(R).

The following table represents a comparison of reported net earnings for the three-month periods ended March 31, 2006 and 2005, and pro-forma net earnings for the three-month period ended March 31, 2005, including effects of expensing stock options:

(in millions, except per-share data)	Three Months Ended March 31,
	2006	2005
Net earnings — as reported	$69.0	$58.0

Basic earnings per share, as reported	0.56	0.48
Diluted earnings per share, as reported	0.55	0.47

Stock option expense included in net earnings	0.6	-
Total stock option expense	0.6	2.3
Pro-forma effects
Net earnings — pro forma		55.7

Basic earnings per share — pro forma		0.46
Diluted earnings per share — pro forma		0.45

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

Options under all plans become exercisable in four installments beginning after one year, and no options may be exercised after 10 years from the date of grant. The Company amortizes the expense using the graded expense attribution method over four years. However, if an employee is eligible to retire, the expense is recognized on the date of the grant.

There were no options granted during the three-month period ended March 31, 2006. The weighted-average fair value at date of grant for options granted during the three-month period ended March 31, 2005 was $10.41. Fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used:

Three Months Ended March 31, 2005
Dividend yield	1.46%
Expected volatility	32.30%
Risk-free interest rate	3.94%
Expected life (years)	6.75

A summary of stock option activity under all Plans as of March 31, 2006 is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Outstanding at January 1, 2006	10,678,061	$23.04
Granted	-	$-
Exercised	(3,158,901)	$21.15
Forfeited	(772)	$29.24
Expired	(1,376)	$23.88
Outstanding at March 31, 2006	7,517,012	$23.83	5.7	$118,585,724
Exercisable at March 31, 2006	5,267,269	$21.89	4.6	$93,339,464

The total intrinsic value of options exercised during the three months ended March 31, was $56.5 million. As of March 31, 2006, there was $5.0 million of total unrecognized compensation cost related to non-vested options. That cost is expected to be recognized over a weighted average period of 2 years and 6 months.

The Company’s Key Employee Stock Bonus Plan, as amended (the Bonus Plan) provides for the award of up to 15,187,500 common shares to key employees as compensation for future services, not exceeding 1,518,750 shares in any year (plus any canceled awards or shares available for award but not previously awarded). The Bonus Plan terminates on June 30, 2006. As previously mentioned, the 2002 Long-Term Incentive Plan provides for the granting of equity awards to employees and directors for future services.  Shares awarded vest in five annual installments, provided the recipient is still employed by the Company on the vesting date. Compensation expense is measured on the date the award is granted and is amortized on a straight-line basis over five years. Shares awarded are considered issued and outstanding at the date of grant and are included in shares outstanding for purposes of computing diluted earnings per share. Employees have both dividend and voting rights on all unvested shares. In February 2006, the Company granted 173,500 shares at a price of $40.69.

A summary of Restricted Stock Awards activity as of March 31, 2006 is as follows:

	Number of Shares	Weighted-Average Price Per Share	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Unvested at January 1, 2006	415,255	$26.42
Granted	173,500	$40.69
Vested	(157,480)	$40.30
Forfeited	(591)	$29.40
Unvested at March 31, 2006	430,684	$32.72	2.3	$17,059,393

The total intrinsic value of the Restricted Stock Awards vested during the three months ended March 31, 2006 was $6.3 million. As of March 31, 2006, there was $3.9 million of total unrecognized compensation cost related to unvested stock awards. That cost is expected to be recognized over a weighted average period of 2 years and 4 months.

Note 13 - Benefits

The Company has domestic and foreign pension plans covering substantially all employees. The Company also provides post-employment and postretirement benefits to certain eligible employees. The components of net periodic benefit cost for the three-month periods ended March 31, 2006 and 2005 are shown in the following table:

Net Periodic Benefit Cost (in millions):
	Pension Benefits		Other Benefits
	2006	2005	2006	2005
Service cost	$6.6	$6.0	$1.0	$1.0
Interest cost	10.5	10.2	1.9	2.0
Expected return on plan assets	(13.0)	(12.3)	-	-
Amortization of prior service cost	0.5	0.6	(0.2)	(0.6)
Recognized actuarial loss	5.4	3.6	0.3	0.2
Net periodic benefit cost	$10.0	$8.1	$3.0	$2.6

The effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 will reduce the net periodic benefit cost by $3.3 million for the year ended December 31, 2006.

The Company does not anticipate any significant changes to the 2006 contributions disclosed in the December 31, 2005 Form 10-K.

The Company incurred benefit payments of $3.1 million for the three-month period ended March 31, 2006. Expected future benefit payments, including prescription drug benefits, are as follows (in millions):

Year
2006 (April 1 through December 31)	$10.0
2007	13.4
2008	13.8
2009	14.0
2010	14.3
2011 through 2015	76.4

The Company expects the following reimbursements under the subsidy portion of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (in millions):

Year
2006 (April 1 through December 31)	$2.0
2007	2.2
2008	2.3
2009	2.4
2010	2.5
2011 through 2015	12.8

Note 14 - Supplemental Information

The following table presents certain supplementary information to the Company’s “Condensed Consolidated Statements of Cash Flows”:

Supplementary Cash Flow Information (in millions):

	Three Months Ended March 31,
	2006	2005
Materials Services related:
Change in assets and liabilities - source (use):
Receivables	$(28.2)	$(6.6)
Committed metal positions	(197.1)	54.2
Inventories	(0.1)	0.4
Other current assets	1.1	(0.4)
Accounts payable	342.7	(63.6)
Hedged metal obligations	(137.1)	3.7
Other current liabilities	(5.2)	(2.4)
Net cash flows from changes in assets and liabilities	$(23.9)	$(14.7)

	Three Months Ended March 31,
	2006	2005
All Other:
Change in assets and liabilities - source (use):
Receivables	$(69.4)	$(38.3)
Inventories	(24.1)	(13.5)
Other current assets	6.6	(6.7)
Other noncurrent assets	6.6	5.7
Accounts payable	18.8	23.3
Other current liabilities	13.0	19.4
Noncurrent liabilities	(17.4)	(18.9)
Net cash flows from changes in assets and liabilities	$(65.9)	$(29.0)

Note 15 - Legal and Environmental Matters

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

In April 2006, an additional site has been identified, resulting in a total of 15 sites, at which the Company believes liability as a potentially responsible party is probable under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, or similar state laws (collectively referred to as Superfund) for the cleanup of contamination and natural resource damages resulting from the historic disposal of hazardous substances allegedly generated by the Company, among others. Superfund imposes strict, joint and several liability under certain circumstances. In many cases, the dollar amount of the claim is unspecified and claims have been asserted against a number of other entities for the same relief sought from the Company. At this time, management cannot reasonably estimate a probable cost associated with this newly identified site.

The Company has been involved in a value-added tax dispute in Peru. Management believes the Company was targeted by corrupt officials within a former Peruvian government. On December 2, 1999, Engelhard Peru, S.A., (now Engelhard Peru S.A.C. en liquidaciόn or “Engelhard Peru”), a wholly owned subsidiary, was denied refund claims of approximately $28 million. The Peruvian tax authority also determined that Engelhard Peru is liable for approximately $63 million in refunds previously paid, fines and interest as of December 31, 1999. Interest and fines continue to accrue at rates established by Peruvian law. The Peruvian Tax Court ruled on February 11, 2003 that Engelhard Peru was liable for these amounts, overruling precedent to apply a “substance over form” theory without any determination of fraudulent participation specific to Engelhard Peru. Engelhard Peru filed a constitutional action against the Peruvian tax authority and Tax Court but the government of Peru prevailed on final appeal to Peru’s Constitutional Court. Although management believes, based on consultation with counsel, that this is an extraordinary decision that is plainly inconsistent with the law and the facts, no further appeal in Peru is likely to be productive. Management believes based on consultation with counsel, that the maximum economic exposure is limited to the aggregate value of all assets of Engelhard Peru. That amount, which is approximately $30 million, including unpaid refunds, has been fully provided for in the accounts of the Company.

In late October 2000, a criminal proceeding alleging tax fraud and forgery related to this value-added tax dispute was initiated against two Lima-based officials of Engelhard Peru. In September 2005, a Superior prosecutor concluded that there was no basis for the criminal proceedings against several defendants, including both officials of

Engelhard Peru. Final dismissal of those criminal charges remains subject to judicial review and determination of the Supreme Prosecutor. Although Engelhard Peru is not a defendant, it may be civilly liable in Peru if its representatives are found responsible for criminal conduct. In its own investigation, and in detailed review of the materials presented in Peru, management has not seen any evidence of tax fraud by these officials. Accordingly, Engelhard Peru is assisting in the vigorous defense of this proceeding and will support appeal of any conviction not based on the evidence. Convictions involving violation of human rights may be appealed to international organizations which may also afford an opportunity for further appeal of the value added tax loss discussed above to a non-Peruvian tribunal. As noted above, management believes the economic exposure is limited to the aggregate of all assets of Engelhard Peru, which amount has been fully provided for in the accounts of the Company.

On January 4, 2006, Scott Sebastian, who alleges that he is a stockholder of the Company, commenced a purported class action on behalf of the stockholders of the Company against the Company and all of its directors in the Chancery Division of the New Jersey Superior Court for Middlesex County. The complaint alleges that the defendants breached their fiduciary duties in connection with their response to BASF’s proposal to acquire the Company and seeks declaratory and injunctive relief and damages. On January 4, 2006, Hindy Silver, who alleges that she is a stockholder of the Company, commenced a purported class action on behalf of the stockholders of the Company against the Company and all of its directors in the Chancery Division of the New Jersey Superior Court for Mercer County. The complaint alleges that the defendants breached their fiduciary duties in connection with their response to BASF’s proposal to acquire the Company and seeks injunctive relief and an accounting. On January 17, 2006, the plaintiffs in the Sebastian and Silver actions moved to transfer the Sebastian action to the New Jersey Superior Court for Mercer County and to consolidate the two actions in that Court. The defendants cross-moved to stay the New Jersey actions until the Delaware actions, described below, have been resolved or, in the alternative, to dismiss the New Jersey actions for failure to state a claim, and plaintiffs moved for expedited discovery. Plaintiffs opposed defendants’ cross-motions and requested leave to file an amended complaint if the Court was inclined to grant defendants’ motion to dismiss. The proposed amended complaint adds, among other things, allegations that the Schedule 14D-9 filed by the Company with the SEC fails to disclose material information that the proposed amended complaint alleges is needed by Engelhard shareholders to be able to make an informed decision concerning whether to tender their shares to BASF. The proposed amended complaint seeks declaratory and injunctive relief and damages. Defendants opposed plaintiffs’ motion for expedited discovery and motion to amend their complaint. Argument on all motions and cross-motions was held on February 9, 2006 in the New Jersey Superior Court for Mercer County. The Court stated that the motion to consolidate would be granted and took the other matters under advisement. On March 7, 2006 the Court issued an Order with a statement of reasons. The Order granted plaintiffs' motion to transfer the Sebastian action to the Court and to consolidate it with the Silver action, granted defendants' motion to stay the consolidated actions pending disposition of the action in Delaware captioned, In re: Engelhard Corporation Shareholders Litigation, and, in view of the stay, denied both defendants' motion to dismiss and plaintiffs' motion for expedited discovery without prejudice.

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

Note 16 - Income Taxes

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

The ETR on continuing operations for the three months ended March 31, 2006 was 21.4%. Based upon the Company’s assessment of the above factors and the resolution of certain tax issues in the quarter (see discussion below), the ETR on continuing operations for the full year 2006 is expected to be 24%.

The Company is currently under examination for the 2002 and 2003 tax periods with the IRS, and the Company also seeks resolution with tax authorities in foreign jurisdictions in which the Company operates.

In the first quarter of 2006, the Company recorded a net $2.5 million reduction of tax expense resulting from an agreement with the IRS on certain tax issues relating to the audit of the Company’s tax return for 2002 and 2003. The IRS examination of 2002-2003 is expected to be completed in the second half of 2006 and the examination of the Company’s 2004-2005 federal income tax returns will likely commence before the end of the year.

Note 17 - Other Matters

In January of 2006, BASF announced a tender offer for all of the outstanding shares of the Company’s stock, for $37.00 per share, and subsequently increased this offer to $38.00 per share. Since then, the Company’s stock has traded above $38.00 per share. As a result, many employees and former employees exercised vested stock options resulting in proceeds of $66.7 million and an increase in the shares outstanding of 3.2 million as of March 31, 2006. As a result of the BASF tender offer, the Company was required to fund a trust account for certain previously unfunded retirement programs for current and former senior executives and directors, resulting in a cash payment to this trust of approximately $111 million in January 2006. Should a change in control of the Company occur at a price of $38.00 per share, additional cash payments of approximately $87 million will be due to certain employees.

In response to the BASF tender offer, which the Company’s Board of Directors believes is inadequate, the Company has proposed a recapitalization plan. The recapitalization plan is comprised of a $45 per share self-tender offer for up to 26 million shares (approximately 20% of the Company’s outstanding shares including shares underlying exercisable options), continued execution of the Company’s business strategy and incremental cost savings the Company expects will deliver $15 million annually beginning in 2007. The Company commenced the $45 per share self-tender offer on May 5, 2006, and the offer will expire on June 5, 2006 unless earlier terminated or extended pursuant to its terms. The Company anticipates that it will obtain long-term financing, but will initially finance the transaction with a bridge loan. This recapitalization plan will increase debt by approximately $1.2 billion and decrease equity by a similar amount. Upon issuance of the long-term debt, this transaction will increase interest expense by approximately $85 million ($53 million, net of tax) and decrease dividend payments by approximately $12 million annually, resulting in reduced cash flows of approximately $41 million.  The Company expects to maintain an investment grade credit rating after consummation of the recapitalization plan. Should the Company not meet its expected earnings and cash flow goals, the recapitalization plan would have a negative impact on the Company’s liquidity. Additional information about the recapitalization plan is contained in the Company’s Tender Offer Statement on Schedule TO filed with the SEC on May 5, 2006. Investors may obtain a free copy of the Schedule TO at the SEC’s website at http://www.sec.gov.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless otherwise indicated, all per-share amounts are presented as diluted earnings per share, as calculated under SFAS No. 128, “Earnings per Share.”

Overview

The Company develops, manufactures and markets value-adding technologies based on surface and materials science for a wide spectrum of served markets. The Company also provides its technology segments, their customers and others with precious and base metals and related services. The Company's businesses are organized into four reportable segments that are discussed individually below. Additional detailed descriptive material is included in “ITEM 1. BUSINESS” and NOTE 20, “BUSINESS SEGMENT AND GEOGRAPHIC AREA DATA” in the Company’s 2005 Form 10-K.

One of the strengths of the Company is that its segments serve diverse markets, which is important for assessing the variability of future cash flows. The following economic comments also provide a useful context for evaluating the Company's performance: (1) worldwide auto builds continue to be relatively flat, albeit at fairly high levels - industry growth for auto-emission catalysts will benefit from tougher environmental regulation throughout the world over the next 8 years as well as developing economies, especially new Asian production; (2) more stringent diesel-emission regulations are being phased in, affording the Company additional opportunities for catalyst solutions; (3) worldwide petroleum refineries are generally operating close to capacity generating demand for the extra yields provided by the Company's advanced fluid cracking catalysts and performance additives; (4) markets for effect pigments, and colors have remained positive during the recent economic downturns and tend to be less cyclical; however, the Company is currently experiencing growing competition from Asian producers; (5) inflationary pressures for raw materials and energy, particularly natural gas, are expected to have a negative impact across the Company's technology segments compared to the recent low inflationary period, which the Company will mitigate via price increases and energy surcharges; and (6) the Company is expanding into previously unserved and growing markets such as energy and personal care actives that are expected to grow at rates exceeding the growth rates of most developed economies.

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

Comparison of the First Quarter of 2006 with the First Quarter of 2005

Net earnings from continuing operations increased to $69.1 million in the first quarter of 2006 compared to $58.5 million in the first quarter of 2005. Operating earnings increased to $86.7 million in the first quarter compared to $70.2 million in the same period last year. Operating earnings for the first quarter of 2006 included $6.9 million of expenses, primarily legal and other professional fees, related to the BASF hostile tender offer. Improvements in operating earnings came from all of the Company’s segments and the Ventures group as the Company continues to leverage its technology platforms across increasingly diverse markets. These improvements were modestly offset by higher unallocated corporate expenses.

The first quarter of 2006 includes stock option expense of $0.6 million, net of tax,  compared to no expense in the prior period (see Note 12 “Stock Option and Bonus Plans”). Full year stock option expense is expected to be approximately $4 million, net of tax, with the majority of this expense occurring in the fourth quarter when the Company grants stock options to employees.

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

The ETR on continuing operations for the three months ended March 31, 2006 was 21.4%. Based upon the Company’s assessment of the above factors and the resolution of certain tax issues in the quarter (see discussion below), the ETR on continuing operations for the full year 2006 is expected to be 24%.

The Company is currently under examination for the 2002 and 2003 tax periods with the IRS, and the Company also seeks resolution with tax authorities in foreign jurisdictions in which the Company operates.

In the first quarter of 2006, the Company recorded a net $2.5 million reduction of tax expense resulting from an agreement with the IRS on certain tax issues relating to the audit of the Company’s tax return for 2002 and 2003. The IRS examination of 2002-2003 is expected to be completed in the second half of 2006 and the examination of the Company’s 2004-2005 federal income tax returns will likely commence before the end of the year.

The Company’s share of equity earnings from affiliates was $7.7 million in the first quarter of 2006 compared to $8.1 million in the same period last year. These continued strong earnings reflect the strength of the Asian automotive markets. The Company considers these joint ventures to be an integral component of the Company’s operations, as they service the large Japanese and Korean automotive markets.

Interest expense increased to $10.1 million in the first quarter of 2006 compared to $6.0 million in the first quarter of 2005 due to higher short-term borrowings and higher short-term interest rates. Interest income increased to $3.7 million compared to $1.2 million in the first quarter of 2005 primarily due to a cash in trust balance from the funding of a trust account for certain previously unfunded retirement programs for current and former senior executives and directors. Higher debt levels were driven by the funding of this trust in addition to higher working capital requirements (please see Liquidity and Capital Resources section).

Environmental Technologies

The majority of this segment's sales is derived from technologies to control harmful emissions from mobile sources, including gasoline- and diesel-powered passenger cars, sport-utility vehicles, trucks, buses and motorcycles. This segment's customers are driven by increasingly stringent environmental regulations, for which the Company provides sophisticated emission-control technologies. The remainder of this segment's sales is derived from products sold into a variety of industrial markets, including aerospace, power generation, process industries, temperature sensing and utility engines. The Company supplies these industrial markets with sophisticated emission-control technologies, high-value material products made primarily from platinum group metals and thermal spray and coating technologies.

Results of Operations (in millions)

	Q1 2006	Q1 2005	% change
Sales	$320.2	$237.5	34.8%
Operating earnings	41.5	37.0	12.2%

Discussion

Results from this segment were strong, as operating earnings increased 12% compared to the same quarter last year.

Revenues from mobile-source markets increased approximately 40% in the first quarter of 2006 compared with the same period in 2005. Increased substrate costs accounted for approximately 75% of this increase. Substrate costs were higher primarily due to increased demand for catalyzed soot filters (CSF) for the European light-duty diesel market. Overall volumes of catalyst solutions sold to the light-duty markets were higher, driven by European light-duty diesel demand and strong growth from emerging markets such as India and China. Also in the quarter, the Company increased its interest in its India operations from 60% to 90%. While this operation is relatively modest, it represents a presence in geographical areas that are expected to grow significantly in future years. Volumes of light-duty gasoline solutions in North America decreased modestly. Revenues from motorcycle applications increased compared to the year ago quarter, as the Company experienced a step change in motorcycle business which commenced in the second quarter of 2005. Motorcycle revenues are expected to approximate 2005 full year levels in 2006. Diesel retrofit revenues were modestly higher, and revenues from sales to heavy-duty diesel original equipment manufacturers (OEMs) were flat compared to the same quarter last year. Sales to OEMs are expected to improve in the fourth quarter of 2006, and will continue into 2007, as tougher environmental regulations are implemented.

Operating earnings from mobile-source markets increased approximately 15% in the first quarter of 2006 compared with the first quarter of 2005, driven by the aforementioned improvements in revenues, with the exception of increased revenues due to higher pass-through substrate costs. Increased revenues due to higher pass-through substrate costs do not improve profitability, as the Company’s customers establish substrate prices directly with substrate providers. This arrangement has the effect of reducing operating margin percentages when substrate costs are increasing. It also insulates the Company’s results from rising substrate costs, as the Company’s profitability is not associated with substrate costs. The negative impact from the translation of foreign currency denominated earnings was $1.8 million compared to the same quarter last year, as the dollar strengthened compared to the Euro. These businesses also experienced reduced royalty income of $1.5 million and higher selling and research and development expenses in the current quarter compared to the same quarter last year.

Sales to industrial product markets decreased in the first quarter of 2006 compared to the first quarter of 2005. Sales to power-generation customers in the first quarter of last year were positively impacted by one large order in that period, as previously mentioned. Sales to other industrial markets were mixed, as decreased sales to the temperature-sensing market were more than offset by increased sales to other served markets.

Earnings from industrial product markets decreased in the first quarter of 2006 compared with the first quarter of 2005 due to the aforementioned 2005 sale to a single power-generation customer, and a decrease in revenues from the operations serving the European temperature-sensing market.

Process Technologies

The Process Technologies segment enables customers to make their processes more productive, efficient, environmentally sound and safer through the supply of advanced chemical-process catalysts, additives and sorbents.

Results of Operations (in millions)

	Q1 2006	Q1 2005	% change
Sales	$171.0	$148.0	15.5%
Operating earnings	26.3	19.1	37.7%

Discussion

This segment experienced strong results in the first quarter of 2006 compared to the same period last year.

Sales of catalyst and additives to the petroleum-refining market increased approximately 20% in the first quarter of 2006 compared with the first quarter of 2005. The increase was driven by continued strong demand for catalyst products derived from the Company’s Distributed Matrix Structure (DMS) technology platform. In 2005, the Company successfully implemented additional price increases and energy surcharges to this market, which accounted for approximately $3 million of increased revenues compared to the same quarter last year. DMS technology allows refiners to increase yields within their existing capacity. Also in the current quarter, the Company experienced increased demand for an older product offering due to a customer experiencing operating difficulties. Sales of this older product offering tend to fluctuate due to a limited customer base, and were significantly higher in the current quarter. Higher volumes of additives, particularly sulfur-reducing additives, also positively impacted sales as gasoline-producing customers are required to meet increasingly stringent sulfur content requirements.

Operating earnings from products sold to petroleum-refining markets increased significantly in 2006 compared with 2005. Earnings from increased demand for DMS technologies were driven by the aforementioned price increases, and improved operating efficiencies. As previously mentioned, in the second quarter of 2005, the Company completed and implemented a project to reduce costs and increase capacity at these facilities, resulting in lower per-unit manufacturing costs. The Company continues to benefit from this project compared to the same quarter last year, and has also focused on other more modest productivity initiatives. Earnings from increased sales of additives, while relatively high compared to the same quarter last year, contributed modestly to the overall improvement in earnings. Operating earnings increased $2.8 million due to the above mentioned increased sales of older product offerings.

Sales of catalysts to the chemical-process markets increased approximately 10% in the first quarter of 2006 compared with the first quarter of 2005. The 2005 second-quarter acquisition of the catalyst business of Nanjing Chemical Industry Corporation accounted for $3.3 million of increased revenues.  Higher precious metal costs on sales to certain European customers increased revenues approximately $2.5 million compared to the first quarter of 2005. Improved pricing and energy surcharges totaled approximately $1 million compared to the same quarter last year. Increased volumes of Lynx 1000, the Company’s leading technology offering to the polyolefins market, drove higher revenues from this market. Sales of catalyst to the oleochemical (edible oils) market were lower, reflecting continuing trends in this market.

Operating earnings from products sold to chemical-process markets increased slightly compared to the same period last year. The earnings impact of improved pricing and increased volumes to petrochemical, gas economy and polyolefins markets were offset by decreased royalty income of $1.0 million. The decrease in royalty income represents the end of a contractual agreement, and will impact comparable quarterly results for the next two quarters.

Appearance and Performance Technologies

The Appearance and Performance Technologies segment provides coatings and pigment extenders, effect materials, personal care active ingredients and performance additives that enable its customers to market enhanced image and functionality in their products. This segment serves a broad array of end markets, including cosmetics and personal care, coatings, plastics, automotive, packaging, construction and paper. The segment's products help customers improve the look, functionality, performance and overall cost of their products. In addition, the segment is the internal supply source of precursors for most of the Company's advanced petroleum-refining catalysts.

Results of Operations (in millions)

	Q1 2006	Q1 2005	% change
Sales	$206.3	$173.9	18.6%
Operating earnings	21.5	18.1	18.8%

Discussion

Results from this segment were solid, as sales from strong demand and price actions increased earnings.

Sales of minerals-based products increased greater than 10% in the first quarter of 2006 compared with the first quarter of 2005, as the Company experienced increased revenues to all served markets including higher prices to the paper market. The Company continues to focus on non-paper kaolin markets to maximize cash flows from these assets, and accordingly, sales to non-paper kaolin markets increased at a greater rate than sales to other markets. These markets include plastics, construction, automotive, agriculture, coatings and the precursors for refining catalysts. Additionally, the Company has implemented energy surcharges to paper and non-paper kaolin customers, to offset rising energy costs. This resulted in increased revenues of approximately $3 million dollars. The Company will continue to pass higher energy costs to customers, based upon contractually agreed terms.

Operating earnings from minerals-based products increased approximately 30% in the first quarter of 2006 compared with the first quarter of 2005. Decreased earnings from kaolin-based products to the paper market were more than offset by higher earnings from kaolin-based and attapulgite-based products to other markets as discussed above. Higher natural gas prices negatively impacted these operations in the quarter, but were largely offset by energy surcharges. Cash flows from kaolin-based operations remain substantial, and these assets continue to be monitored with respect to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Currently, these assets are not impaired.

Sales of effect materials, colors and personal care actives increased approximately 25% in the first quarter of 2006 compared with the same period in 2005. In late March of 2005, the Company strengthened its position in the personal care market by acquiring Coletica, S.A., a European company that develops performance-based, skin-care compounds and related technologies. In 2004, the Company acquired The Collaborative Group, a domestic company serving similar markets. These operations, along with previously existing operations, serve the cosmetics and personal care markets. The 2005 acquisition accounted for approximately $9 million in increased sales in the first quarter of 2006 compared to the first quarter of 2005. Colorant volumes increased approximately 50%, as a major customer built inventory in the current quarter in advance of a new and innovative product packaging introduction, compared to the same quarter last year when the same customer reduced inventory levels.

Operating earnings from effect materials, colors and personal care actives increased approximately 15% in the first quarter of 2006 compared with the first quarter of 2005, due primarily to the above-mentioned 2005 acquisition, and earnings from sales of colorants driven by the above-mentioned increased volumes. These businesses also benefited from lower manufacturing and administrative expenses.

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

Results of Operations (in millions)

	Q1 2006	Q1 2005	% change
Sales	$727.8	$446.4	63.0%
Operating earnings	17.2	4.7	264.0%

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

While many customers of the Company’s platinum-group-metal catalysts purchase the metal from Materials Services, some choose to deliver metal from other sources prior to manufacture. In such cases, precious metal values are not included in sales. The mix of such arrangements and extent of market price fluctuations can significantly affect the reported level of sales and cost of sales. Consequently, there is no necessary direct correlation between year-to-year changes in reported sales and operating earnings. Revenues in the first quarter of 2006 increased compared to the first quarter of 2005. Approximately one-third of this increase is due to higher volumes, and approximately two-thirds of this increase is due to higher precious metal prices, primarily platinum group metals.

Earnings from metal sourcing operations and refining operations increased significantly in the first quarter of 2006 compared with the first quarter of 2005, driven by overall industrial demand for platinum group metals and related services, and favorable platinum-group-metal market conditions.

Ventures

The Ventures group, which is not a reportable segment as defined in SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” develops opportunities that leverage attractive markets, new technologies and the Company's core competencies in surface and materials science. Through its existing Separation Systems business, this group also serves a broad array of end markets with adsorbents, agents and desiccants which purify liquids and gases. In September 2005, the Company acquired U.S.-based Almatis AC, Inc., a major developer and producer of alumina-based adsorbents and purification catalysts for approximately $65 million. In addition, this group is currently developing market positions that will serve the oil and gas field services, fuel cell and battery materials markets in the future. Current expectations for the oil and gas field services market include opening a plant in the second half of 2006, while fuel cell and battery material remain in development stages. In the first quarter of 2006, this group recognized sales of $29.9 million and operating earnings of $2.1 million. The Almatis acquisition accounted for $15 million of the sales and $1.9 million of the operating earnings.

Liquidity and Capital Resources

Liquidity

Working capital was $658.2 million at March 31, 2006, compared with $513.8 million at December 31, 2005. The current ratio was 1.4 and 1.3 at March 31, 2006 and December 31, 2005, respectively. The overall working capital of the Company’s technology segments (Environmental Technologies, Process Technologies and Appearance and Performance Technologies) has not been subject to significant fluctuations prior to 2005. However, in the current quarter and in 2005, Environmental Technologies has experienced a fundamental increase in working capital employed. This increase is primarily due to Environmental Technologies’ recent market penetration into catalyzed soot filter (CSF) technology for light-duty diesel applications to the mobile-source environmental markets (see Environmental Technologies section for further discussion). The increase in working capital for the Environmental Technologies segment was approximately $50 million in the first quarter of 2006. The working capital of the Materials Services segment may vary due to the timing of metal contracts, but is monitored closely by senior management. In the recent period, committed metal positions have increased due to the effects of higher prices and usage and a shift in the mix of metals. While long-term working capital requirements cannot be readily predicted, it is expected that they will grow proportionally with the revenues of the technology segments.

On March 7, 2005, the Company replaced existing committed credit facilities with a new $800 million, five-year committed credit facility. This facility is available for general corporate purposes, including, without limitation, to provide liquidity support for the issuance of commercial paper and acquisition financing. As of March 31, 2006, the Company had $125.0 million of commercial paper outstanding.

The Company maintains committed credit facilities for approximately $33 million (270 million Chinese Renminbi) with three major foreign banks. These facilities are available for general corporate purposes for various subsidiaries within China. Additionally, in March 2006, the Company replaced an existing $12 million credit facility with a new $17 million, five-year committed, dual currency revolving credit facility for its Environmental Technologies business within China.

In the fourth quarter of 2005, the Company entered into a cross-currency swap with a notional amount of $150 million. This transaction effectively swaps the Company’s US dollar floating rate exposure for a Euro floating rate exposure. The notional Euro amount has been designated as a net investment hedge of a portion of the Company’s Euro-denominated investments.

The Company’s total debt increased to $706.9 million at March 31, 2006 from $600.1 million at December 31, 2005 due primarily to the funding of a trust account for certain previously unfunded retirement programs for current and former senior executives and directors totaling $111 million, and higher working capital requirements within the Environmental Technologies segment. The percentage of total debt to total capitalization was 31% at March 31, 2006 compared with 29% at December 31, 2005.

The Company holds certain cash balances that are subject to withdrawal restrictions. The trust held for current and former senior executives and directors mentioned above totaled $112 million at March 31, 2006. These funds may become available to the Company for general corporate purposes upon meeting certain trust conditions, including the passage of six months following the occurrence of a potential change in control and a good faith determination by the Company’s Board of Directors, evidenced by a resolution that a change in control is unlikely to occur. Engelhard maintains a fully consolidated subsidiary in the United Kingdom that engages in precious metal dealing on the London Metals Exchange (LME), which is regulated by the Financial Services Authority (FSA). In accordance with applicable regulations within the United Kingdom, this subsidiary may be required to maintain certain cash balances. These balances totaled $45 million at March 31, 2006.

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

In January of 2006, BASF announced a tender offer for all of the outstanding shares of the Company’s stock, for $37.00 per share, and subsequently increased this offer to $38.00 per share. Since then, the Company’s stock has traded above $38.00 per share. As a result, many employees and former employees exercised vested stock options resulting in proceeds of $66.7 million and an increase in the shares outstanding of 3.2 million as of March 31, 2006. As a result of the BASF tender offer, the Company was required to fund a trust account for certain previously unfunded retirement programs for current and former senior executives and directors, resulting in a cash payment to this trust of approximately $111 million in January 2006. Should a change in control of the Company occur at a price of $38.00 per share, additional cash payments of approximately $87 million will be due to certain employees.

In response to the BASF tender offer, which the Company’s Board of Directors believes is inadequate, the Company has proposed a recapitalization plan. The recapitalization plan is comprised of a $45 per share cash self-tender offer for up to 26 million shares (approximately 20% of the Company’s outstanding shares including shares underlying exercisable options), continued execution of the Company’s business strategy and incremental cost savings the Company expects will deliver $15 million annually beginning in 2007. The Company commenced the $45 per share self-tender offer on May 5, 2006, and the offer will expire on June 5, 2006 unless earlier terminated or extended pursuant to its terms. The Company anticipates that it will obtain long-term financing, but will initially finance the transaction with a bridge loan. This recapitalization plan will increase debt by approximately $1.2 billion and decrease equity by a similar amount. Upon issuance of the long-term debt, this transaction will increase interest expense by approximately $85 million ($53 million, net of tax) and decrease dividend payments by approximately $12 million annually, resulting in reduced cash flows of approximately $41 million. The Company expects to maintain an investment grade credit rating after consummation of the recapitalization plan. Should the Company not meet its expected earnings and cash flow goals, the recapitalization plan would have a negative impact on the Company’s liquidity. Additional information about the recapitalization plan is contained in the Company’s Tender Offer Statement on Schedule TO filed with the SEC on May 5, 2005. Investors may obtain a free copy of the Schedule TO at the SEC’s website at http://www.sec.gov.

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

Net cash used in operating activities was $119.8 million in the first quarter of 2006 compared with $41.6 million provided by operating activities in the first quarter of 2005. The largest single usage of cash in the period was the aforementioned funding of a trust account for certain previously unfunded retirement programs for current and former senior executives and directors. The Environmental Technologies segment experienced an increase in working capital requirements primarily associated with the segment’s diesel catalyzed soot filter business of approximately $50 million, resulting in lower operating cash flows. Other decreases in cash flows from operating activities occurred in the Materials Services segment and reflect timing of payments from customers. Materials Services routinely enters into a variety of arrangements for the sourcing of metals. Generally, transactions are hedged on a daily basis. Hedging is accomplished primarily through forward, future and option contracts. However, in closely monitored situations for which exposure levels have been set by senior management, the Company, from time to time, holds large unhedged industrial commodity positions that are subject to future market price fluctuations. These positions are included in committed metal positions, along with hedged metal holdings. The bulk of hedged metal obligations represent spot short positions. Other than in closely monitored situations, these positions are hedged through forward purchases. Unless a forward counterparty fails to perform, there is no price risk for these transactions. In addition, the aggregate fair value of derivatives in a loss position is reported in hedged metal obligations (derivatives in a gain position are included in committed metal positions). Materials Services works to ensure that the Company and its customers have an uninterrupted source of metals, primarily platinum group metals, utilizing supply contracts and commodities markets around the world. Committed metal positions may include significant advances made for the purchase of precious metals that have been delivered to the Company but for which the final purchase price has not yet been determined. The fair value of precious metal received but not priced exceeded provisional payments by $11.7 million and $138.9 million at March 31, 2006 and December 31, 2005, respectively.

The Company’s joint ventures operate independently of additional Company financing. These joint ventures returned $1.8 million of cash to the Company in the first quarter of 2006. The Company anticipates cash proceeds from its joint ventures to approximate recent levels.

The Company also depends upon access to debt and equity markets, as discussed in the liquidity section, as a source of cash.

The Company continues to invest currently to develop future sources of cash through self-investment, alliances, licensing agreements and acquisitions. Notably, during the current quarter the Company invested $32.9 million in capital projects and $6.5 million in acquisitions and other investments. Capital expenditures for 2006 are expected to be approximately $175 million. Current projects include a new facility in Cheto, AZ that will serve the oil and gas field services market, and an expansion of gas-to-liquids catalyst capacity at the Company’s DeMeern, The Netherlands facility. The Company actively pursues investment opportunities that meet risk and return criteria set by senior management. The Company expects to find opportunities in the future and will act upon these opportunities accordingly.

In addition to investment opportunities, the Company will return value to the shareholders through effective capital structure management. This is done through share buy-back programs and dividends. In the first quarter of 2006, the Company did not purchase any outstanding shares of the Company’s common stock due to the outstanding BASF hostile tender offer. In May 2005, the Company’s Board of Directors authorized a share repurchase program of 6 million shares. Should the Company’s shareholders accept the proposed recapitalization plan, the Company expects to continue its share buy back program, albeit at lower levels than recent years.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to future prospects, developments and business strategies. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. These forward-looking statements involve risks and uncertainties, internal and external, which may cause the Company’s actual future activities and results of operations to be materially different from those suggested or described in this document. A discussion of these risk factors is included below under the caption “Risk Factors”. Investors are cautioned not to place undue reliance upon these forward-looking statements, which speak only as of their dates.

Risk Factors

Internal risks and uncertainties that could cause actual results to differ materially and negatively impact the Company include:

•
The Company’s ability to achieve and execute internal business plans. The Company is engaged in growth and productivity initiatives in all technology segments. Specifically, the Company has major growth initiatives in businesses serving the personal care, energy materials, polyethylene, diesel emissions and gas-to-liquids markets. These initiatives are subject to greater risk than the Company’s traditional markets. Additionally, failure to commercialize proprietary and other technologies or to acquire businesses or licensing agreements to serve targeted markets could negatively impact the Company’s business, financial condition and results of operations.

•
The success of research and development activities and the speed with which regulatory authorizations and product launches may be achieved. The Company’s business depends upon the creation, acquisition and commercialization of new technologies to replace obsolete technologies. The Company cannot give any assurance that it will be able to replace obsolete technologies successfully or at all and the failure to do so could negatively impact the Company’s business, financial condition and results of operations.

•
Manufacturing difficulties, property loss, or casualty loss. Although the Company maintains business interruption insurance, the Company is dependent upon the operating success of its manufacturing facilities, and does not maintain redundant capacity. Failure of these manufacturing facilities could cause profitability losses and could damage customer relations in the long term. Any significant loss of customers associated with such manufacturing difficulties could negatively impact the Company’s business, financial condition and results of operations.

•
Capacity constraints. Some of the Company’s businesses operate near current capacity levels, notably operations serving the petroleum refining operations. Should demand for certain products increase, the Company could experience difficulty meeting the increased demand, hindering growth opportunities.

•
Product quality deficiencies. The Company’s products are generally sold based upon specifications agreed upon with our customers. Failure to meet these specifications could negatively impact the Company’s business.

•
The impact of physical inventory losses, particularly with regard to precious and base metals. Although the Company maintains property and casualty insurance, the Company holds large physical quantities of precious and base metals, often for the account of third parties. These quantities are subject to loss by theft and manufacturing inefficiency. Significant loss of physical inventories, particularly the loss of the Company’s precious and base metals, could negatively impact the Company’s business, financial condition and results of operations.

•
Litigation and legal claims. The Company is currently engaged in various legal disputes, including litigation related to the BASF tender offer. Unfavorable resolution of these disputes would negatively impact the Company’s business, financial condition and results of operations. Unidentified future legal claims could have a similar negative impact.

•
Contingencies related to actual or alleged environmental contamination to which the Company may be a party (see Note 22, “Environmental Costs” to the Company’s financial statements included with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).

•
Exposure to product liability lawsuits. As a manufacturer, the Company is subject to end-user product liability litigation associated with the Company’s products. Unfavorable resolution of these disputes would negatively impact the Company’s business, financial condition and results of operations. Unidentified future legal claims could have a similar negative impact.

•
Future divestitures and restructurings. The Company may experience changes in market conditions that cause the Company to consider divesting or restructuring operations, which could impact future earnings.

External risks, uncertainties and changes in market conditions that could cause actual results to differ materially and negatively impact the Company include:

•
Competitive pricing or product development activities affecting demand for our products. The Company operates in a number of markets where overcapacity, low-priced foreign competitors, and other factors create a situation where competitors compete for business by reducing their prices, notably in the kaolin to paper market, some effect pigments markets, the colorant market, certain chemical process markets and certain components of the mobile-source environmental markets.

•
Overall demand .for the Company’s products, which is dependent on the demand for our customers’ products. As a supplier of materials to other manufacturers, the Company is dependent upon the markets for its customers’ products. Notably, some North American automobile producers have recently experienced financial difficulties and decreased product demand. Additionally, technological advances by direct and not-in-kind competitors could render the Company’s current products unattractive or obsolete.

•
Changes in the solvency and liquidity of our customers. Although the Company believes it has adequate credit policies, the creditworthiness of customers could change. Certain customers of the Company who supply parts to the North American automobile producers have recently experienced financial difficulties, including bankruptcy. Bankruptcy of other customers remains a threat. These customers represent a substantial portion of the Environmental Technologies segment’s business.

•
Fluctuations in the supply and prices of precious and base metals and fluctuations in the relationships between forward prices to spot prices. The Company depends upon a reliable source of precious metals, used in the manufacture of its products, for itself and its customers. These precious metals are sourced from a limited number of suppliers. A decrease in the availability of these precious metals could negatively impact the Company. In closely monitored situations, for which exposure levels and transaction size limits have been set by senior management, the Company holds unhedged metal positions that are subject to future market fluctuations. Such positions may include varying levels of derivative instruments. At times, these positions can be significant. Significant changes in market prices could negatively impact the Company’s business, financial condition and results of operations.

•
The availability and price of rare earth compounds. The Company uses certain rare earth compounds in manufacturing its products, produced in limited locations worldwide. Decreased availability of these compounds or an increase in the price of these materials could negatively impact the Company’s business, financial condition and results of operations.

•
The availability of substrates. In the Company’s Environmental Technologies segment, the Company purchases large quantities of catalyst substrates from a limited number of suppliers. These substrates are specifically designed and manufactured to requirements established by the Company’s customers. An inability to obtain substrates in sufficient volumes to meet customer demand could negatively impact the Company’s business, financial condition and results of operations.

•
The availability and price of other raw materials. The Company’s products contain a broad array of raw materials for which increases in price or decreases in availability could negatively impact the Company’s business, financial condition and results of operations.

•
A decrease in the availability or an increase in the cost of energy, notably natural gas. The Company consumes more than 11 million MMBTUs of natural gas annually. Compared with other sources of energy, natural gas is subject to volatility in availability and price, due to transportation, processing and storage requirements. A prolonged continuation of higher prices, absent the ability to recover these costs through price increases or energy surcharges, could negatively impact the Company’s business, financial condition and results of operations. Changes could include customer and product rationalization, plant closures and asset impairments, particularly in certain minerals operations serving the paper market.

•
The impact of increased employee benefit costs and/or the resultant impact on employee relations and human resources. The Company employs over 7,000 employees worldwide and has been experiencing increases in benefit costs, notably pension and medical benefits. Continued increases in such costs could negatively impact the Company’s business, financial condition and results of operations.

•
Higher interest rates. A portion of the Company’s debt is exposed to short term interest rate fluctuations. An increase in long-term debt rates would impact the Company when the current long-term debt instruments mature.

•
Changes in foreign currency exchange rates. The Company regularly enters into transactions denominated in foreign currencies and, accordingly, is exposed to changes in foreign currency exchange rates. The Company’s policy is to hedge the risks associated with monetary assets and liabilities resulting from these transactions. Additionally, the Company has significant foreign currency investments and earnings, which are subject to changes in foreign currency exchange rates upon translation into United States dollars.

•
Geographic expansions may not develop as anticipated. The Company expects markets in Asia to fuel growth for many served markets. China’s expected growth exceeds that of most developed countries, and failure of that growth to materialize as expected could negatively impact the Company’s business, financial condition and results of operations.

•
Economic downturns and inflation. The diversity of the Company’s markets has substantially insulated the Company’s profitability from economic downturns in recent years. The Company is exposed to overall economic conditions. Recent inflationary pressures have resulted in higher material costs. The inability of the Company to pass these higher costs to customers through price increases and surcharges would have a negative impact on the Company’s business, financial condition and results of operations.

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

•
Government legislation and/or regulation particularly on environmental and taxation matters. The Company maintains manufacturing facilities and, as a result, is subject to environmental laws and regulations. The Company will be impacted by changes in these laws and regulations. The Company operates in tax jurisdictions throughout the world, and, as a result, is subject to changes in tax law in various countries.

•
A slowdown in the expected rate of environmental regulations. The Company’s Environmental Technologies segment’s customers, and to a lesser extent, the Process Technologies segment’s customers, are generally driven by increasingly stringent environmental regulations. A slowdown or repeal of regulations could negatively impact the Company.

•	The impact of natural disasters. Natural disasters causing damage to the Company and our customers and suppliers could negatively impact the Company.

•
Uncertainty regarding the outcome of the BASF Offer may affect the Company’s stock price and future business. The uncertainty as to the outcome of the BASF Offer may have an adverse effect on employee retention and recruitment, and may negatively impact supplier and customer relationships. A significant loss of employees or the inability to attract new employees could negatively impact the Company’s business, financial condition and results of operations.

Risks and uncertainties associated with the Company’s tender offer and the Company’s related recapitalization plan that, upon consummation of the recapitalization plan, could cause actual results to differ materially and negatively impact the Company include:

•
Increased indebtedness and a greater ratio of indebtedness to stockholders’ equity. The Company will enter into new financing arrangements to finance the Company’s tender offer and, as a result, indebtedness and interest expense will increase. Such increased levels of indebtedness and higher interest expenses may make it difficult for the Company to incur future indebtedness at attractive terms or at all. In addition, the Company’s indebtedness will be more substantial in relation to stockholders’ equity.

•
Changes in the Company’s credit ratings. The Company expects its credit ratings will be downgraded by each of the principal rating agencies as a result of the announcement of the Company’s tender offer, but that the Company will maintain an investment grade rating. Should the Company’s rating drop below investment grade, the Company would experience higher interest expenses and may incur difficulty in procuring metals.

•
Conditions to the Offer. The Company’s ability to repurchase shares in the Company’s tender offer will be subject to a number of conditions, including obtaining financing. The commitment letter received to provide a one year bridge facility of $1.5 billion to fund the repurchase and related costs and expenses is subject to a number of conditions, including there being no material adverse change in the Company since December 31, 2005 and there being no material disruption of or material adverse change in financial, banking or capital markets since April 25, 2006. In addition, we have to amend our existing credit facilities to permit the increased level of indebtedness.

•
Ability to refinance the bridge facility. The expected benefits of the recapitalization plan rely in part on our ability to refinance our bridge facility and the terms of the financing obtained. The expected terms used herein are based on current market conditions. The terms of any permanent financing will depend on market conditions at the time we incur the indebtedness, and are likely to be different. In addition, a portion of the permanent financing is expected to have a floating rate of interest, which may increase over time.

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

A discussion and analysis of the Company’s market risk is included in Item 7A. ‘Quantitative and Qualitative Disclosures About Market Risk,’ Note 2 ‘Derivatives and Hedging’ and Note 12 ‘Committed Metal Positions and Hedged Metal Obligations’ of the Company’s 2005 Form 10-K. There have been no significant changes to these market risks as of March 31, 2006. For more information on the Company’s market risk, please see Item 2. ‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’ Note 7 ‘Derivatives and Hedging’ and Note 10 ‘Committed Metal Positions and Hedged Metal Obligations.’

Item 4.	Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as of March 31, 2006, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of March 31, 2006 were effective to provide reasonable assurance that material information related to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings would be communicated to them on a timely basis. There was no change in the Company’s internal control over financial reporting during the Company’s first fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the reality that judgments and estimates can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons or by collusion of two or more people. The design of any system of controls also is based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of the Company’s disclosure control system are met and, as set forth above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2006, that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the objectives of the Company’s disclosure control system were met.

  PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Please see Note 15, “Legal and Environmental Matters” for an update on legal proceedings.

Item 1a.	Risk Factors

Additional risk factors to those disclosed in the Company’s 2005 Form 10-K include items relating to the BASF tender offer and the Company’s proposed recapitalization plan. Please see p.30 for a discussion of the Company’s risk factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(e)
The Company has Board authorized programs for the repurchase of the Company’s stock. The following table represents repurchases under these programs for each of the three months of the quarter ended March 31, 2006:

ISSUER PURCHASES OF EQUITY SECURITIES:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
1/1/06 - 1/31/06	- (b	)	$-	-	5,741,532
2/1/06 - 2/28/06	- (c	)	-	-	5,741,532
3/1/06 - 3/31/06	- (c	)	-	-	5,741,532
Total	-		$-	-

(a)	Share repurchase program of 6 million shares authorized in May 2005.

(b)	Excludes 265 shares obtained through dividend reinvestment by the Rabbi Trust under the Deferred Compensation Plan for Key Employees of Engelhard Corporation.

(c)
Excludes a total of 32,923 shares received into treasury stock under the Key Employee Stock Bonus Plan of Engelhard Corporation, representing the net shares received by the Company from employees to cover supplemental withholding taxes on the vesting of stock award shares.

Item 6.	Exhibits Pages

(31)(a) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.                     37

(31)(b) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.                     38

(32) Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer. *             39

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

ENGELHARD CORPORATION
(Registrant)

Date:	May 9, 2006	/s/ Barry W. Perry Barry W. Perry Chairman and Chief Executive Officer

Date:	May 9, 2006	/s/ Michael A. Sperduto Michael A. Sperduto Vice President and Chief Financial Officer

Date:	May 9, 2006	/s/ Alan J. Shaw Alan J. Shaw Controller